Form 10-Q
period 1995-02-28
WD 40 CO
filed 1995-04-14
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.

                                     20549

                      ___________________________________


                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 1995
Commission File No. 0-6936-3


                                 WD-40 COMPANY

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN  ITS CHARTER)

          California                                                  95-1797918
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

1061 Cudahy Place, San Diego, California                                   92110
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 619/275-1400

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                        Yes    X      No
                                                            --------     -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Common Stock as of April 12, 1995                                7,702,445
                                                                   ---------

PART I   Financial Information
         ---------------------
Item 1.  Financial Statements

                                 WD-40 COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                  (UNAUDITED)
                                    ASSETS
                                    ------

                                        February 28, 1995  August 31, 1994
                                        -----------------  ---------------
Current assets:                              $10,228,000      $13,515,000
  Cash and cash equivalents                   11,693,000        9,156,000
  Short-term investments
  Trade accounts receivable, less
   allowances for cash discounts and
   doubtful accounts of $556,000
   and $443,000                               19,466,000       14,875,000
  Product held at contract packagers           4,019,000        3,767,000
  Inventories                                  2,234,000        2,470,000
  Prepaid expenses                             1,857,000        1,703,000
                                             -----------      -----------
   Total current assets                       49,497,000       45,486,000


Property, plant and equipment, net             3,471,000        3,159,000
Long-term investments                          4,544,000        4,711,000
Other assets                                   1,649,000        1,516,000
                                             -----------      -----------
                                             $59,161,000      $54,872,000
                                             ===========      ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable & accrued liabilities     $ 6,045,000      $ 4,298,000
  Accrued payroll & related expenses           1,592,000        2,372,000
  Income taxes payable                         2,390,000          902,000
  Current portion of long-term debt              615,000          615,000
                                             -----------      -----------
   Total current liabilities                  10,642,000        8,187,000
                                             -----------      -----------

Long-term debt                                 3,176,000        3,791,000
Deferred employee benefits                       862,000          799,000
                                             -----------      -----------
                                               4,038,000        4,590,000
                                             -----------      -----------

Shareholders' equity:
  Common stock, no par value, 9,000,000
     shares authorized - shares issued
     and outstanding of 7,702,445 and
     7,692,975                                 6,055,000        5,720,000
  Paid-in capital                                321,000          321,000
  Retained earnings                           38,322,000       36,433,000
  Deferred stock compensation                                     (29,000)
  Cumulative translation adjustment             (217,000)        (350,000)
                                             -----------      -----------
        Total shareholders' equity            44,481,000       42,095,000
                                             -----------      -----------
Commitments and contingencies (Note 2)
                                             $59,161,000      $54,872,000
                                             ===========      ===========

    (See accompanying notes to unaudited consolidated financial statements)

                                 WD-40 COMPANY
       CONSOLIDATED CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS
       ----------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                  Three Months Ended        Six Months Ended
                               February 28 February 28  February 28 February 28
                               ----------- -----------  ----------- -----------
                                  1995        1994          1995       1994
                                  ----        ----          ----       ----

Net sales                      $29,389,000 $27,555,000  $59,158,000 $56,437,000
Cost of produce sold            12,297,000  11,405,000   24,933,000  23,616,000
                               ----------- -----------  ----------- -----------
Gross profit                    17,092,000  16,150,000   34,225,000  32,821,000
                               ----------- -----------  ----------- -----------

Operating expenses:
  Selling, general &
    administrative               6,044,000   5,493,000   12,012,000  11,347,000
  Advertising & sales
    promotions                   2,357,000   2,743,000    5,080,000   5,088,000
  Legal provisions                          12,500,000               12,500,000
                               ----------- -----------  ----------- -----------
                                 8,401,000  20,736,000   17,092,000  28,935,000
                               ----------- -----------  ----------- -----------
Income (loss) from
  operations                     8,691,000  (4,586,000)  17,133,000   3,886,000
                               ----------- -----------  ----------- -----------

Other income (expense):
  Interest income, net             213,000     (44,000)     629,000     201,000
  Other, net                         4,000      41,000      (35,000)     88,000
                               ----------- -----------  ----------- -----------
Income before
income taxes                     8,908,000  (4,589,000)  17,727,000   4,175,000
Provision (benefit)
for income taxes                 3,300,000  (1,880,000)   6,600,000   1,670,000
                               ----------- -----------  ----------- -----------
Net income (loss)              $ 5,608,000 $(2,709,000) $11,127,000 $ 2,505,000
                               =========== ===========  =========== ===========

Earnings (loss)
  per share                    $       .73 $      (.35) $      1.45 $       .33
                               =========== ===========  =========== ===========

Average Number of
  Shares Outstanding             7,701,793   7,683,876    7,697,780   7,677,904
                               =========== ===========  =========== ===========


    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                 ---------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                  Three Months Ended           Six Months Ended
                                  ------------------           ----------------
                                     February 28                 February 28
                                     -----------                 -----------
                                  1995          1994          1995          1994
                                  ----          ----          ----          ----

Cash flows from operating
activities:
 Net income (loss)            $ 5,608,000   $(2,709,000)   $11,127,000   $ 2,505,000
 Adjustments to recon-
   cile net income to
   net cash provided by
   operating activities:
     Depreciation                 166,000       139,000        335,000       265,000
     Amortization of tax
     credit investment             83,000       167,000        166,000       167,000
     Loss on sale of
     equipment                     61,000        31,000         92,000        39,000
 Changes in assets and
 liabilities:
   Accounts receivable         (4,168,000)   (5,560,000)    (4,537,000)   (5,773,000)
   Income taxes receivable                   (3,978,000)                  (3,978,000)
   Product held at
     contract packagers           291,000                     (252,000)
   Inventories                    430,000       902,000        297,000     1,114,000
   Prepaid expenses              (128,000)      132,000       (143,000)      521,000
   Deferred income taxes          (46,000)                     (46,000)
   Accounts payable and
     accrued expenses           2,328,000     1,079,000        894,000      (934,000)
   Income taxes payable        (1,222,000)   (2,406,000)     1,382,000        (8,000)
   Legal judgment accrual                    12,500,000                   12,500,000
   Long-term deferred
     employee benefits             29,000        22,000         64,000        55,000
                              -----------   -----------    -----------   -----------

  Net cash proviced by
    operating activities        3,432,000       319,000      9,379,000     6,473,000
                              -----------   -----------    -----------   -----------

Cash flows from investing
activities:
  (Increase) decrease in
    short-term investments      1,947,000     1,388,000     (2,529,000)    1,876,000
  Decrease in restricted
    note                                        101,000                      202,000
  Proceeds from sale of
    equipment                     121,000        75,000        188,000        84,000
  Capital expenditures           (404,000)     (303,000)      (922,000)     (525,000)
                              -----------   -----------    -----------   -----------

  Net cash
    (used in) provided by
    investing activities        1,664,000     1,261,000     (3,263,000)    1,637,000
                              -----------   -----------    -----------   -----------

                             (Continued on next page)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (UNAUDITED)
                                   Continued




Cash flows from financing
activities:
  Proceeds from issuance
    of common stock               280,000       413,000        335,000       463,000
  Repayment of long term
    debt                         (615,000)     (594,000)      (615,000)     (594,000)
  Deferred stock
    compensation                                                29,000
  Dividends paid               (4,621,000)   (4,611,000)    (9,237,000)   (8,447,000)
                              -----------   -----------    -----------   -----------
 Net cash used in
  financing activities         (4,956,000)   (4,792,000)    (9,488,000)   (8,578,000)
                              -----------   -----------    -----------   -----------

Effect of exchange rate
  changes on cash                 (74,000)       10,000         85,000        17,000
                              -----------   -----------    -----------   -----------
(Decrease) increase in
  cash                             66,000    (3,202,000)    (3,287,000)     (451,000)
Cash at begining
  of period                    10,162,000    13,633,000     13,515,000    10,882,000
                              -----------   -----------    -----------   -----------
Cash at end of
  period                      $10,228,000   $10,431,000    $10,228,000   $10,431,000
                              ===========   ===========    ===========   ===========

SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND
FINANCING ACTIVITIES:
   Long-term investment                     $ 2,000,000                  $ 2,000,000
   Issuance of debt in
    connection with the
    long-term investment                    $ 2,000,000                  $ 2,000,000

   (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1995
                               -----------------
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, WD-40 Company Ltd. (U.K.), WD-40
Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd.   All significant
intercompany transactions and balances have been eliminated.

The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and notes thereto should be used in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended August 31, 1994.

SHORT-TERM INVESTMENTS

Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" prospectively. Short-term investments consist of debt securities of high credit quality financial institutions, government agencies and corporate entities which are recorded at amortized cost and classified as "held-to-maturity". Unrealized gains and losses are not significant at February 28, 1995.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to current year presentation.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS
       ---------------------
       SECOND QUARTER FISCAL YEAR 1995 VERSUS SECOND QUARTER FISCAL YEAR 1994
       ----------------------------------------------------------------------

       Consolidated net sales for the second quarter were $29.4 million, an increase of 6.7% or $1,834,000 over last year. International sales accounted for most of this gain. Currency exchange was also favorable during the quarter with an increase of 6% in the U.K. and 8% in Australia. U.S. domestic sales were up less than 1%. Canadian sales however, were down $928,000, reflecting a soft retail economy as well as a 4.6% decrease in currency exchange.

       Cost of product sold increased slightly to 41.8% of sales versus 41.4% a year ago. Management continues to anticipate inflationary pressures that may cause an increase in product costs during the coming months.

       Selling, general and administrative expenses increased 10.0% or $551,000 for the quarter equating to 20.6% of net sales versus 19.9% of net sales in 1994. This increase was a result of a combination of higher costs for professional services, some relocation costs and inflationary increases of period expenses.

       Advertising and sales promotion expenses decreased 14.1% to 8.0% of net sales versus 10.0% in 1994. This was strictly due to timing of promotions and will increase to historic levels of apporximately 9.5% by fiscal year end.

       Interest income, net increased $257,000 due to higher interest bearing balances combined with increasing interest rates and the effects of the affordable housing interest expenses.

       Income (loss) before taxes changed from a loss in the second quarter of 1994 of $4.6 million to a profit of $8.9 million. This was primarily due to a $12.5 million charge recorded in the second quarter of 1994 representing the legal judgment against the Company relating to the commissioned sales corporation lawsuit.

       Net income increased $8.3 million as a result of the fact that the Company did not have a legal judgment charge in 1995 as it did in 1994 combined with a lower provision for income taxes due to, among other things, the favorable effects of tax credits generated by the Company's investment in an affordable housing fund.

       Cash and cash equivalents increased $66,000 during the three months ended February 28, 1995 versus a decrease of $3,202,000 for the same period of last year. The decrease in 1994 was primarily due to the net cash used in operating activities.

       WD-40 COMPANY (U.S.)
       --------------------

       1995 vs. 1994 Net sales increased $1.5 million or 7.0% over 1994,
       -------------
       primarily from exports to the Pacific Rim and Latin America where net sales gains were 25 -30%. Domestic net sales were up 0.6%. Cost of product sold increased over 10% and were 42.7% of sales versus 41.3% in 1994. This increase was due to both inflationary costs of product components and product size mix.

       Selling, general and administrative expenses increased to 19.3% of net sales versus 18.9% of net sales in fiscal year 1994, due to elements discussed above. Advertising and sales promotion expenses decreased to 8.1% of net sales versus 9.7% of net sales in 1994 due to timing of promotion activities. Overall, the above factors combined with the legal settlement accrued in fiscal year 1994 yielded an increase in operating income of $12.9 million. Net income increased by $8.1 million primarily due to the after tax effect of the legal judgment accrual of $12.5 million recorded in second quarter of fiscal year 1994. The tax provision was also reduced due to the tax credits from the Company's investment in affordable housing.




       WD-40 COMPANY LTD. (U.K.)
       -------------------------

       1995 vs. 1994 Net sales increased 26.5% or 1.3 million over 1994, due
       -------------
       to a 19.8% increase in net sales volume combined with a favorable exchange rate on consolidation. Unit sales were up over 60% in Prime Europe and 2% in the U.K., however Middle East was down 1% due to their weak economy.

       Cost of product sold dipped slightly to 37.5% of net sales versus 38.1% of net sales in 1994. This was the result of a shift in sales to the larger sizes which carry a higher gross margin.

       Selling, general and administrative expenses also decreased to 23.6% of net sales versus 25.3% of net sales last year as a result of selling, general and administrative expense remaining relatively flat with increased net sales.

       Advertising and promotional expenses were down both in dollars and as percentages of net sales due to timing. This will increase to historic levels of approximately 10.0% by fiscal year end. Operating income increased by $631,000 or 51% because of the above factors.

       OTHER FOREIGN SUBSIDIARIES
       --------------------------

       1995 vs. 1994 Net sales decreased $884,000 or 41.3% due entirely to lower
       -------------
       net sales volume in Canada combined with a decrease in the currency translation. This reflects an ongoing soft retail economy in Canada. Management expects this "soft" condition to persist throughout the year, hence Canadian net sales are expected to be down for the entire fiscal year.

       Australia net sales, on the other hand, are ahead 9.2%, as a result of an increase both in units sold and currency exchange.

       Cost of product sold was down slightly to 48.1% versus 49.9% of net sales in 1994 due to a shift in packaging size being sold.

       Net income decreased $114,000 or 39.6% due entirely to the net sales shortfall in Canada.



       SIX MONTHS FISCAL YEAR 1995 VERSUS SIX MONTHS FISCAL YEAR 1994
       --------------------------------------------------------------

       Consolidated net sales were $59.2 million, an increase of $2,721,000 or 4.8%. All of this gain came from sales outside North America. Canada and the Middle East are the only two major regions posting a sales decrease.

       Cost of product sold as a percentage of net sales was 42.1% versus 41.8% in fiscal year 1994. Increased cost of components and shifts in product size mix in the U.S. contributed to this increase.

       Selling, general and administrative expenses were up slightly at 20.3% of net sales versus 20.1% of net sales last year. Most of this increase occurred in the U.S. as described with regard to the quarterly operations.

       Advertising and sales promotion expenses were down as a percentage of net sales coming in at 8.6% versus 9.0% in 1994. This is strictly a matter of timing and will return to historic levels of appoximately 9.5% by fiscal year end. Income before taxes was up $13.6 million due to the recording of the $12.5 million legal judgment in 1994. The provision for income taxes dropped to 37.2% of income before income taxes versus 40.0% in 1994 due primarily to the effects of the affordable housing tax credits. These facts combined for net income of $11.1 million or 18.8% of net sales and $1.45 earnings per share.

       Cash and cash equivalents decreased by $3,287,000 during the six months ended February 28, 1995 versus a decrease of $451,000 for the same period of last year. The decrease was mainly due to the Company increasing its investment in short-term investments.

       WD-40 COMPANY (U.S.)
       --------------------

       Net sales increased $2,162,000 or 5.3%, mostly from export sales to the Pacific Rim and Latin America. Domestic net sales were up 1% and the exports were up an average of almost 40%.

       Cost of product sold as a percent of net sales increased to 42.8% versus 42.0% in 1994. Selling, general, and administrative expenses as a percent of net sales decreased to 19.8% from 20.0% in 1994 due to elements discussed with regard to the quarterly operations.

       Advertising and promotion expenses were down 0.5%. Consequently, operating income as a percentage of net sales was even with fiscal year 1994 at 28.8% versus 28.9%. Net income was up 8.3% due to the accrual of the $12.5 million legal judgment charge in the second quarter of 1994.



       WD-40 COMPANY LTD. (U.K.)
       -------------------------

       Net sales increased $2,013,000 or 18.5%, as a result of a 11.4% increase in units and a favorable currency exchange movement of 6.4%. These gains were across the board except the Middle East with Prime Europe posting gains of almost 40%.

       Cost of product sold remained stable at 38.0% of net sales versus 38.4% last year.

       Selling, general and administrative expenses as well as advertising and promotion expenses also were equal year to year, hence operating income was 31.5% this year versus 30.4% in 1994.

       Net income increased $475,000 or 19.3% over the previous year.



       OTHER FOREIGN SUBSIDIARIES
       --------------------------

       Net sales decreased $1,454,000 or 38.6% due entirely to the soft economy in Canada.

       Cost of product sold increased slightly to 49.0% of net sales versus 48.0% in 1994.

       Selling, general and administrative expenses and advertising and promotion expenses were comparable year to year, hence the income before taxes was down 23.1% or $333,000.

       It is anticipated that Canadian net sales will be down for the fiscal year due to the slow economy.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

       The current ratio has decreased from 4.7 to one on February 28, 1995 compared to 5.6 to one as of August 31, 1994, mainly due to increases in current liabilities due to timing of payments to suppliers and the prior year legal settlement which reduced income taxes payable at August 31, 1994.

       The Company's primary source of liquidity is funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for the remainder of fiscal year 1995 is expected to total $850,000 principally for replacement of aged vehicles and updating of computer equipment.

       PART II    OTHER INFORMATION


       Item 6.    Exhibits and Reports on Form 8-K.

         (a)          Exhibits.

                      None.

         (b)          Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended February 28, 1995.

       SIGNATURES
       ----------

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WD-40 COMPANY
                                        Registrant



       Date:  April 12, 1995            _______________________________________
                                        Robert D. Gal,
                                        Treasurer
                                        (Principal Financial Officer)