Form 10-Q/A
period 1995-02-28
WD 40 CO
filed 1995-04-24
CIK 105132

[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          AUG-31-1995
[PERIOD-START]                             DEC-01-1994
[PERIOD-END]                               FEB-28-1995
[CASH]                                      10,228,000
[SECURITIES]                                11,693,000
[RECEIVABLES]                               24,041,000
[ALLOWANCES]                                   556,000
[INVENTORY]                                  2,234,000
[CURRENT-ASSETS]                            49,497,000
[PP&E]                                       6,308,000
[DEPRECIATION]                               2,837,000
[TOTAL-ASSETS]                              59,161,000
[CURRENT-LIABILITIES]                       10,642,000
[BONDS]                                      4,038,000
[COMMON]                                     6,055,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  38,426,000
[TOTAL-LIABILITY-AND-EQUITY]                59,161,000
[SALES]                                     29,389,000
[TOTAL-REVENUES]                            29,681,000
[CGS]                                       12,297,000
[TOTAL-COSTS]                                8,401,000
[OTHER-EXPENSES]                               (4,000)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              79,000
[INCOME-PRETAX]                              8,908,000
[INCOME-TAX]                                 3,300,000
[INCOME-CONTINUING]                          5,608,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 5,608,000
[EPS-PRIMARY]                                      .73
[EPS-DILUTED]                                      .73