Form 10-Q
period 1995-05-31
WD 40 CO
filed 1995-07-12
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                       __________________________________

                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1995
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

                                                        Yes    X     No
                                                             -------    -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock as of July 10, 1995                                   7,702,555
                                                                     ---------

PART I   Financial Information
         ---------------------
Item 1.  Financial Statements

                                 WD-40 COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                  (Unaudited)
                                    ASSETS
                                    ------

                                                     May 31, 1995    August 31, 1994
                                                     ------------    ---------------
Current assets:
  Cash and cash equivalents                           $ 8,354,000        $13,515,000
  Short-term investments, held-
   to-maturity                                         15,507,000          9,156,000
  Trade accounts receivable, less
   allowance for cash discounts
   and doubtful accounts of
   $556,000 and $443,000                               17,457,000         14,875,000
  Product held at contract packagers                    3,708,000          3,767,000
  Inventories                                           2,004,000          2,470,000
  Prepaid expenses                                      1,550,000          1,703,000
                                                      -----------        -----------
   Total current assets                                48,580,000         45,486,000

Property, plant and equipment, net                      3,522,000          3,159,000
Long-term investments                                   4,461,000          4,711,000
Other assets                                            1,649,000          1,516,000
                                                      -----------        -----------
                                                      $58,212,000        $54,872,000
                                                      ===========        ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
  Accounts payable & accrued liabilities              $ 5,044,000        $ 4,298,000
  Accrued payroll & related expenses                    2,153,000          2,372,000
  Income taxes payable                                  1,834,000            902,000
  Current portion of long-term debt                       615,000            615,000
                                                      -----------        -----------
   Total current liabilities                            9,646,000          8,187,000
                                                      -----------        -----------

Long-term debt                                          3,176,000          3,791,000
Deferred employee benefits                                845,000            799,000
                                                      -----------        -----------
                                                        4,021,000          4,590,000
                                                      -----------        -----------

Shareholders' equity:
  Common stock, no par value, 9,000,000
      shares authorized - shares issued
      and outstanding of 7,702,445 and
      7,692,975                                         6,055,000          5,720,000
  Paid-in capital                                         321,000            321,000
  Retained earnings                                    38,597,000         36,433,000
  Deferred stock compensation                                                (29,000)
  Cumlative translation adjustment                       (428,000)          (350,000)
                                                      -----------        -----------
       Total shareholders' equity                      44,545,000         42,095,000
                                                      -----------        -----------
Commitments and contingencies (Note 2)
                                                      $58,212,000        $54,872,000
                                                      ===========        ===========

(See accompanying notes to unaudited consolidated condensed financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (UNAUDITED)



                           Three Months Ended        Nine Months Ended
                                 May 31                   May 31
                                 ------                   ------
                           1995         1994          1995        1994
                           ----         ----          ----        ----


Net sales                $29,916,000 $29,459,000  $89,074,000 $85,896,000
Cost of product sold      13,220,000  12,587,000   38,153,000  36,203,000
                         ----------- -----------  ----------- -----------
Gross profit              16,696,000  16,872,000   50,921,000  49,693,000
                         ----------- -----------  ----------- -----------

Operating expenses:
  Selling, general &
    administrative         5,899,000   5,381,000   17,911,000  16,728,000
  Advertising & sales
    promotions             3,136,000   2,921,000    8,216,000   8,009,000
  Legal expenses                         128,000               12,628,000
                         ----------- -----------  ----------- -----------
                           9,035,000   8,430,000   26,127,000  37,365,000
                         ----------- -----------  ----------- -----------
Income from
  operations               7,661,000   8,442,000   24,794,000  12,328,000

Other income (expense):
  Interest, net              250,000     191,000      879,000     305,000
  Other, net                (215,000)    (83,000)    (250,000)     92,000
                         ----------- -----------  ----------- -----------
Income before income
  taxes                    7,696,000   8,550,000   25,423,000  12,725,000
Provision for income
  taxes                    2,800,000   3,280,000    9,400,000   4,950,000
                         ----------- -----------   ---------- -----------
Net income               $ 4,896,000 $ 5,270,000  $16,023,000 $ 7,775,000
                         =========== ===========  =========== ===========

Earnings per share       $       .63 $       .68  $      2.08 $      1.01
                         =========== ===========  =========== ===========

Average number of
   shares outstanding      7,702,445   7,692,805    7,699,369   7,682,901
                         =========== ===========  =========== ===========


    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                 ---------------------------------------------
                                  (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                          ------------------              -----------------
                                               May 31                          May 31
                                               ------                          ------
                                         1995           1994              1995         1994
                                         ----           ----              ----         ----
Cash flows from operating
activities:
 Net income                           $ 4,896,000    $ 5,270,000       $16,023,000   $ 7,775,000
 Adjustments to recon-
   cile net income to
   net cash provided by
   operating activities:
     Depreciation                         166,000        141,000           501,000       406,000
     Amortization of tax
     credit investment                     83,000         84,000           249,000       251,000
     Loss on sale of
     equipment                             21,000          8,000           113,000        47,000
 Changes in assets and
 liabilities:
   Accounts receivable                  2,020,000      3,240,000        (2,517,000)   (2,533,000)
   Income taxes receivable                             2,255,000                      (1,723,000)
   Product held at
     contract packagers                   311,000                           59,000
   Inventories                            234,000        (83,000)          531,000     1,031,000
   Prepaid expenses                       307,000       (455,000)          164,000        66,000
   Deferred income taxes                                                   (46,000)
   Accounts payable and
     accrued liabilities                 (445,000)        (8,000)          449,000      (942,000)
   Income taxes payable                  (556,000)      (219,000)          826,000      (227,000)
   Legal judgment accrual                            (12,500,000)
   Long-term deferred
     employee benefits                    (17,000)        20,000            47,000        75,000
                                      -----------     ----------       -----------   -----------

  Net cash provided by
    (used in) operating
    activities                          7,020,000     (2,247,000)       16,399,000     4,226,000
                                      -----------     ----------       -----------   -----------

Cash flows from investing
activities:
  Increase in
    short-term investments             (3,814,000)    (2,615,000)       (6,343,000)     (739,000)
  Decrease in restricted
    note                                               7,915,000                       8,117,000
  Proceeds from sale of
    equipment                              78,000         41,000           266,000       125,000
  Capital expenditures                   (316,000)      (215,000)       (1,237,000)     (740,000)
                                       -----------    ----------       -----------   -----------

  Net cash
    (used in) provided by
    investing activities               (4,052,000)     5,126,000        (7,314,000)    6,763,000
                                      -----------     ----------       -----------   -----------

                           (Continued on next page)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (UNAUDITED)
                                   Continued



Cash flows from financing
activities:
  Proceeds from issuance
    of common stock                                       76,000          335,000         539,000
  Repayment of long term
    debt                                                                 (615,000)       (594,000)
  Deferred stock
    compensation                                                           29,000

  Dividends paid                       (4,621,000)    (4,616,000)     (13,859,000)    (13,063,000)
                                     ------------   ------------     ------------    ------------
 Net cash used in
  financing activities                 (4,621,000)    (4,540,000)     (14,110,000)    (13,118,000)
                                     ------------   ------------     ------------    ------------

Effect of exchange rate
  changes on cash and
  cash equivalents                       (221,000)       132,000         (136,000)        149,000
                                     ------------   ------------     ------------    ------------
Decrease in cash and
  cash equivalents                     (1,874,000)    (1,529,000)      (5,161,000)     (1,980,000)
Cash and cash equivalents
  at beginning of period               10,228,000     10,431,000       13,515,000      10,882,000
                                     ------------   ------------     ------------    ------------
Cash and cash equivalents
  at end of period                   $  8,354,000   $  8,902,000     $  8,354,000    $  8,902,000
                                     ============   ============     ============    ============


Supplemental schedule of
non-cash investing and
financing activities:
   Long-term investment                             $  2,000,000                     $  2,000,000
   Issuance of debt in
    connection with the
    long-term investment                            $  2,000,000                     $  2,000,000



    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1995
                                 ------------
                                  (Unaudited)

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

SHORT-TERM INVESTMENTS

Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" prospectively. Short-term investments consist of debt securities of high credit quality financial institutions, government agencies and corporate of high credit quality financial institutions, government agencies and corporate entities which are recorded at amortized cost and classified as "held-to-maturity". Unrealized gains and losses are not significant at May 31, 1995.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS
       ---------------------
       THIRD QUARTER FISCAL YEAR 1995 VERSUS THIRD QUARTER FISCAL YEAR 1994
       --------------------------------------------------------------------

       Consolidated net sales for the third quarter were a record $29.9 million, an increase of 1.6% or $457,000 over last year. The overall increase in net sales is primarily due to increased sales to customers in the Pacific Rim, Latin America, Prime Europe and the U.K., partially offset by decreases in the U.S, and Canada.

       Cost of product sold increased to 44.2% of net sales versus 42.7% last year primarily due to increased costs of packaging components and a shift in the sales mix toward higher cost promotional sizes and packaging configurations. Management expects these costs to continue to increase in the coming months.

       Selling, general and administrative expenses increased 9.6% or $518,000 for the quarter totalling 19.7% of net sales versus 18.3% of net sales in 1994. This increase is primarily due to inflationary increases in recurring expenses and the addition of administrative personnel to meet the demands of expanding the Company's presence in international markets.

       Advertising and sales promotion expenses increased 7.4% to 10.5% of net sales versus 9.9% in 1994. This was due to timing of promotional activity and should return to historic levels of approximately 9.5% by fiscal year end.

       Other expense, net increased $132,000 from 1994 due to the effects of the affordable housing investment amortization.

       Net income decreased 7.1% or $374,000 primarily due to the factors described above offset partially by a decline in the effective tax rate from 38.4% in 1994 to 36.4% in 1995. The favorable rate change is primarily due to tax credits available to the Company as a result of its investment in a low income housing partnership fund.

       Cash and cash equivalents decreased $1,874,000 during the three months ended May 31, 1995 versus a decrease of $1,529,000 for the same period of last year. Cash flows from operating activities provided $7.0 million in cash and cash equivalents in 1995 versus using $2.2 million in 1994 primarily due to payment of a $12.7 million legal judgment in the third quarter of 1994. Payment of the judgment was partially offset by increased collections of receivables in the prior year. Cash flows from investing activities used cash and cash equivalents of $4.1 million in 1995 versus providing $5.1 million in 1994. The increase in cash used in investing activities is due to greater net purchases of short-term investments in 1995 and the maturity of previously restricted investments of $7.9 million in 1994. Cash used in financing activities in 1995 is comparable to 1994.

       WD-40 COMPANY (U.S.)
       --------------------

       1995 vs. 1994 Net sales decreased 1.8% or $403,000 from 1994 primarily as
       -------------
       a result of lower domestic sales. Export sales to the Pacific Rim and Latin America were up about 10% for this period which partially offset the domestic decrease.

       Cost of product sold increased to 45.4% of net sales versus 42.7% last year. This increase was primarily due to both inflationary increases in the cost of product components and a shift in the sales mix toward higher cost promotional sizes and packaging configurations.

       Selling, general and administrative expenses increased to 18.9% of net sales versus 17.1% in fiscal year 1994 primarily due to lower net sales and inflationary increases in recurring expenses.

       Advertising and sales promotion expenses increased to 10.7% of net sales versus 9.6% of net sales in 1994 as a result of the timing of promotions.

       Net income decreased by 17.4% or $664,000 primarily due to the effects of the factors discussed above.


       WD-40 COMPANY LTD. (U.K.)
       -------------------------

       1995 vs. 1994 Net sales increased 26.5% or $1,331,000 over 1994, due to
       -------------
       an 18.6% increase in net sales volume combined with a favorable exchange rate effect of 6.8%. Unit sales were up over 50% in Prime Europe and 5% in the U.K., however unit sales were down slightly in the Middle East.

       Cost of product sold was up to 38.2% of net sales versus 37.4% a year ago due mainly to the product sales mix when shifted toward higher cost sizes.

       Selling, general and administrative dropped to 22.4% of net sales versus 24.8% of net sales in 1994 because expenses remained flat while net sales increased as discussed above.

       Advertising and promotional expenses decreased to 9.9% of net sales versus 11.1% of net sales last year also due to the increase in net sales as expenses were constant.

       Net income increased by $346,000 or 33.4% primarily due to the above factors.

       OTHER FOREIGN SUBSIDIARIES
       --------------------------

       1995 vs. 1994 Net sales decreased $471,000 or 18.9% due entirely to lower
       -------------
       net sales volume in Canada. This reflects an ongoing soft retail economy in Canada which management expects to continue throughout the year.

       Cost of product sold decreased to 50.4% of net sales versus 53.5% of net sales last year due to a shift in packaging size being sold.

       Net income decreased $92,000 or 24.4% due primarily to the decrease in net sales in Canada.



       NINE MONTHS FISCAL YEAR 1995 VERSUS NINE MONTHS FISCAL YEAR 1994
       ----------------------------------------------------------------

       Consolidated net sales were $89.1 million in 1995, an increase of $3.2 million or 3.7% from 1994. The increase in net sales was generated by sales outside North America as sales in the U.S., Canada and Mexico decreased 1.2%, 34.2% and 5.7%, respectively. The decrease in sales to Canadian customers is due to a generally soft retail economy in Canada while the decline in Mexico is a result of the Peso devaluation.

       Cost of product sold as a percentage of net sales was 42.8% versus 42.1% of net sales last year. The increase is primarily due to inflationary increases in the cost of components.

       Selling, general and administrative expenses were up slightly to 20.1% of net sales versus 19.5% in 1994. Most of this increase occurred in the U.S. as described in the quarterly discussion.

       Advertising and sales promotion expenses were flat at 9.2% of net sales versus 9.3% in 1994. Management expects these expenses to come in at historic levels of approximately 9.5% by fiscal year end.

       Interest income, net increased by $574,000 primarily due to interest of $250,000 received from settlement of a tax issue with Canadian tax authorities. The remaining increase is attributable to higher interest-bearing balances and generally higher rates earned on such balances in 1995 as compared to 1994.

       Income before taxes increased $12.7 million primarily due to the recording of the $12.6 million legal judgment in 1994. The provision for income taxes dropped to 37.0% versus 38.9% in 1994 primarily due to tax credits available to the Company as a result of its investment in a low income housing partnership fund. These factors combined for net income of $16,023,000 or 18.0% of net sales and $2.08 earnings per share.

       Cash and cash equivalents decreased by $5,161,000 during the nine months ended May 31,1995 versus a decrease of $1,980,000 for the same period of last year primarily due to the reasons given in the quarterly discussion although with a greater outflow for net purchases of short-term investments.

       WD-40 COMPANY (U.S.)
       --------------------

       Net sales increased $1,759,000 or 2.8% as a result of higher export sales to the Pacific Rim and South America where sales increased approximately 30%. Domestic sales decreased 1.2% in 1995.

       Cost of product sold as a percent of net sales increased to 43.7% versus 42.2% in 1994 primarily due to inflationary increased in the cost of components.

       Selling, general, and administrative expenses as a percentage of net sales increased to 19.5% from 19.0% in 1994 due to the same factors discussed in the quarterly operations.

       Advertising and promotion expenses were even with last year at 9.3% of net sales.

       Net income was up 25.2% due to the factors described above and the $12.6 million legal judgment charge recorded in 1994.



       WD-40 COMPANY LTD, (U.K)
       ------------------------

       Net sales increased $3,344,000 or 21.1%, as a result of the 13.6% increase in units and a favorable currency exchange of 6.5%.

       Cost of product sold was equal to 1994 at 38.1% of net sales.

       Selling, general and administrative expenses and advertising and promotion expenses were both down as a percentage of net sales at 22.4% and 8.7%, respectively, versus 23.4% and 9.3%, respectively, in 1994. The decreases are due to the increase in net sales as expenses remained relatively constant in 1995.

       Net income increased $821,000 or 23.4% over the previous year primarily due to the combined effect of the factors discussed above.



       OTHER FOREIGN SUBSIDIARIES
       --------------------------

       Net sales decreased $1,925,000 or 25.4% due entirely to the soft retail economy in Canada. It is anticipated that Canadian net sales will be down for the fiscal year due to the slow economy.

       Cost of product sold decreased slightly to 49.5% of net sales versus 49.8% on net sales in 1994.

       Selling, general and administrative expenses together with advertising and promotion expenses were up to 29.6% of net sales versus 25.3% of net sales in 1994 due to the decrease in sales.

       Net income decreased $225,000 or 18.4% primarily due to the sales shortfall.

       Liquidity and Capital Resources
       -------------------------------

       The current ratio has decreased from 5.0 to one on May 31, 1995 compared to 5.6 to one as of August 31, 1994, mainly due to the increase in current liabilities and reduced income taxes payable at August 31, 1994.

       The Company's primary source of liquidity is funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for the remainder of fiscal year 1995 are expected to total $460,000 principally for replacement of aged vehicles and updating of computer equipment.

       PART II      OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K.

         (a)             Exhibits.

         (b)             Reports on Form 8-K.

                         No reports on Form 8-K were filed during the quarter ended May 31, 1995.

       SIGNATURES
       ----------

                    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         WD-40 COMPANY
                                         Registrant


       Date:   July 10, 1995            _________________________________
                                         Robert D. Gal,
                                         Treasurer
                                         (Principal FInancial Officer)