Form 10-K
period 1995-08-31
WD 40 CO
filed 1995-11-13
CIK 105132

                                   FORM 10-K
                       __________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                       __________________________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                   Commission File No.
     August 31, 1995                                             0-6936-3
     ---------------                                             --------


                                 WD-40 COMPANY
                                 -------------
               (Exact Name of Registrant as specified in Charter)

       California                                               95-1797918
       ----------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1061 Cudahy Place, San Diego, California                               92110
----------------------------------------                               -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (619) 275-1400
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  None
                 ----

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, no par value
                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X       No_____
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [__]

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 10, 1995 was $275,864,040.

As of October 10, 1995 the Registrant had 7,703,155 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

The Proxy Statement for the annual meeting of shareholders on November 28, 1995 is incorporated by reference into PART III, Items 10-13. The Annual Report to Shareholders for the fiscal year ended August 31, 1995 is incorporated by reference into PART I, ITEM 1, PART II, ITEMS 5-8, and PART IV.

                                    PART 1
                                    ------


ITEM 1 - Business
------   --------

     (a)  General Development of Business.  Not applicable.

     (b)  Financial Information About Industry Segments.  Not applicable.

     (c)  Narrative Description of Business.

     WD-40 Company manufactures and markets a petroleum-based product known as "WD-40". It is a multi-purpose product which acts as a lubricant, rust preventative, penetrant and moisture displacer. It is sold primarily in aerosol cans through chain stores, hardware and sporting goods stores, automotive parts outlets as well as through industrial distributors and suppliers. It has a wide variety of consumer uses (including household use, the care and protection of sporting goods, and marine and automotive equipment) as well as numerous industrial applications.

     WD-40 is subject to competition from many similar products which perform some or all of the functions of WD-40. The Company is aware of at least 250 competing products, some of which sell for lower prices than WD-40. Competition in international markets varies by country. The Company has no way of estimating the total size of the market or the proportion of the market held by WD-40.

     With the ongoing consolidation in the marketplace, many of the major retailers are aggressively pursuing additional trade allowances. These demands could produce a long-term negative impact on both sales and profits.

     Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials essential to the business. There are no environmental laws or regulations currently affecting capital expenditures, earnings or the Company's competitive position.

     The Company has no patents, but relies upon its established trademark, brand name and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40 trademark is registered in the United States and in various foreign countries.

     Ninety-eight (98) persons are employed by the United States parent corporation, ten (10) by the Company's Canadian subsidiary, thirty-three (33) by the United Kingdom subsidiary, and seven (7) by the Australian subsidiary.

     The Company is engaged in one line of business only.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales. The information required by this item is incorporated by reference from Pages 11 and 12 of the Annual Report to Shareholders for the fiscal year ended August 31, 1995 under Note 3 - Business Segment and Foreign Operations. There are no material risks attendant to the Registrant's foreign operations.


ITEM 2 - Properties
------   ----------

     The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 9,000 square feet of office space and 6,000 square feet of plant and storage area.

     The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, MKll 3LF, England. The building consists of approximately 7,000 square feet of office space and 4,400 square feet of plant and storage area.

     The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Dallas, Texas; Cranford, New Jersey; Northbrook, Illinois; and Thousand Oaks, California.

     The Company leases approximately 1,900 square feet of office space in Etobicoke, Ontario, Canada.

     The Company leases approximately 2,000 square feet of office space in Epping, New South Wales, Australia.

     The Company leases approximately 1,800 square feet of office space in Kuala Lumpur, Malaysia.

     The Company believes that these properties should be sufficient to meet the Company's needs for office and plant facilities for several years.


ITEM 3 - Legal Proceedings
------   -----------------

     Not Applicable.

ITEM 4 - Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     Not applicable.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:


Name                 Age  Position
                     ---  --------

Gerald C. Schleif     60  President and Chief Executive Officer; Mr. Schleif
                          joined the Company in 1969 and has held the elected offices of Vice President-Marketing, Executive Vice
                          President, Chief Operating Officer and Treasurer. He has been President since 1990 and Chief Executive
                          Officer since September 1992.  Mr. Schleif has been a
                          Director since 1989.

Paul A. Thompsen      59  Vice President-Sales; Mr. Thompsen joined the
                          Company in 1982 as National Sales Manager and was elected Vice President-Sales in 1987.

Garry O. Ridge        38  Vice President-International; Mr. Ridge joined the
                          Company's Australian subsidiary, WD-40 Company
                          (Australia) Pty. Limited, in 1987 as Managing Director and was elected Vice President-International in June
                          1995.

Robert D. Gal         61  Treasurer and Assistant Secretary; Mr. Gal joined the
                          Company in 1986 as Controller and Assistant Secretary.
                          He was named Treasurer in 1993.

     All officers hold office at the pleasure of the Board of Directors.



                                    PART II
                                    -------

ITEM 5 - Market For Registrant's Common Equity and Related Stockholder
------   -------------------------------------------------------------
         Matters
         -------

     The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 1995, the approximate number of holders of record of the Company's common stock was 2,356. Other information required in this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the year ended August 31, 1995 under the heading, "Stock Information".

ITEM 6 - Selected Financial Data
------   -----------------------

     See ITEM 7.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

     The information required in ITEMS 6 and 7 is incorporated by reference from Pages 19 and 20 and Pages 17 and 18, respectively, of the Annual Report to Shareholders for the fiscal year ended August 31, 1995.


ITEM 8 - Financial Statements and Supplementary Data
------   -------------------------------------------

     See the Index to Consolidated Financial Statements on Page 6 of this report (ITEM 14(a)). Other information required by this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1995.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.



                                    PART III
                                    --------

ITEM 10 - Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

     See ITEM 13.


ITEM 11 - Executive Compensation
-------   ----------------------

     See ITEM 13.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

     See ITEM 13.

ITEM 13 - Certain Relationships and Related Transactions
-------   ----------------------------------------------

     The information required in ITEMS 10, 11, 12 and 13 is incorporated by reference from Pages 3, 4 and 5, Pages 5, 6, 7, 8 and 9, Pages 2 and 3, and Page 5, respectively, of the Proxy Statement for the annual meeting of shareholders, November 28, 1995.

                                    PART IV
                                    -------

ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

     (a)  Documents filed as part of this report

                                 WD-40 COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of WD-40 Company and its subsidiaries, included in PART II, ITEM 8, are incorporated by reference from Pages 6-15 of the Annual Report to Shareholders for the fiscal year ended August 31, 1995:

          1. Financial Statements

Report of Independent Accountants

Consolidated Statement of Income for the three years ended August 31, 1995

Consolidated Balance Sheet at August 31, 1995 and 1994

Consolidated Statement of Shareholders' Equity for the three years ended August
 31, 1995

Consolidated Statement of Cash Flows for the three years ended August 31, 1995

Notes to Consolidated Financial Statements

     The following financial statement schedule of WD-40 Company for the three years ended August 31, 1995 is included in PART II, ITEM 8:

                                                                   Page
                                                                   ----

          2. Financial Statement Schedule

Report of Independent Accountants on
 Financial Statement Schedule                                        10

II - Consolidated Valuation and Qualifying Accounts and Reserves     11

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3. Exhibits

Exhibit No.    Description
----------     -----------

               Articles of Incorporation and By-Laws.

      3(a)     Restated Articles of Incorporation dated December 6, 1988.

      3(b)     Restated By-Laws dated December 1, 1988.

               Material contracts.

               Executive Compensation Plans and Arrangements.
               (Exhibits 10(a) through 10(d) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 14(c)).

     10(a)     Restated WD-40 Company Incentive Stock Option Plan.

     10(b)     WD-40 Company Supplemental Death Benefit Plan (sample form).

     10(c)     WD-40 Company Supplemental Retirement Benefit Plan (sample form).

     10(d) The Restated WD-40 Company 1990 Incentive Stock Option Plan is incorporated by reference from the Registrant's Form 10-K Annual Report dated November 15, 1994, Exhibit 10(e) thereto.

     13 Annual Report to Shareholders for the fiscal year ended August 31, 1995 (portions incorporated by reference in this report).

     21        Subsidiaries of the Registrant.

     23        Consent of Independent Accountants.

     27        Financial Data Schedule (electronic filing only).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the Registrant's fiscal year ended August 31, 1995.



SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WD-40 COMPANY
                                    Registrant



                                    By /s/ Robert D. Gal
                                       ----------------------------------
                                       ROBERT D. GAL, Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)
                                       November 9, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                    /s/ Gerald C. Schleif
                                    -------------------------------------
                                    GERALD C. SCHLEIF
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)
                                    November 9, 1995



                                    /s/ John S. Barry
                                    -------------------------------------
                                    JOHN S. BARRY, Director
                                    November 9, 1995



                                    /s/ Harlan F. Harmsen
                                    -------------------------------------
                                    HARLAN F. HARMSEN, Director
                                    November 9, 1995

                                    /s/ Mario L. Crivello
                                    -------------------------------------
                                    MARIO L. CRIVELLO, Director
                                    November 9, 1995



                                    -------------------------------------
                                    MARGARET L. ROULETTE, Director
                                    November  , 1995



                                    -------------------------------------
                                    C. FREDRICK SEHNERT, Director
                                    November  , 1995



                                    /s/ Daniel W. Derbes
                                    -------------------------------------
                                    DANIEL W. DERBES, Director
                                    November 9, 1995



                                    -------------------------------------
                                    JACK L. HECKEL, Director
                                    November  , 1995



                                    -------------------------------------
                                    EDWARD J. WALSH, Director
                                    November  , 1995

       Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors
of WD-40 Company

Our audits of the consolidated financial statements referred to in our report dated October 4, 1995 appearing on Page 6 of the 1995 Annual Report to Shareholders of WD-40 Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
San Diego, California
October 4, 1995

                                                                     Schedule II

WD-40 Company


Consolidated Valuation and Qualifying Accounts and Reserves
--------------------------------------------------------------------------------


                                                  Additions
                                  Balance at      charged to                    Balance
                                  beginning       costs and                    at end of
                                  of period       expenses      Deductions      period
                                  ---------      -----------    -----------    ---------
Reserve for bad debts and
 sales discounts:

  Year ended August 31, 1993      $ 543,000      $ 1,298,000    $ 1,288,000    $ 553,000
                                  =========      ===========    ===========    =========

  Year ended August 31, 1994      $ 553,000      $ 1,116,000    $ 1,226,000    $ 443,000
                                  =========      ===========    ===========    =========

  Year ended August 31, 1995      $ 443,000      $   984,000    $   951,000    $ 476,000
                                  =========      ===========    ===========    =========


* Write-off of doubtful accounts and sales discounts taken.

                               INDEX TO EXHIBITS
                               -----------------



                                                                    Incorporated
                                                                    By Reference
No.         Exhibit                                                     Page
--          -------                                                 ------------



 3(a)   Restated Articles of Incorporation dated
        December 6, 1988

 3(b)   Restated By-Laws dated December 1, 1988

10(a)   Restated WD-40 Company Incentive Stock
        Option Plan

10(b)   Supplemental Death Benefit Plan
        (sample form)

10(c)   Supplemental Retirement Benefit Plan
        (sample form)

10(d)   Restated WD-40 Company 1990 Incentive                           7
        Stock Option Plan

13      Annual Report to Shareholders for the
        fiscal year ended August 31, 1995
        (portions incorporated by reference)

21      Subsidiaries of the Registrant

23      Consent of Independent Accountants

27      Financial Data Schedule
        (electronic filing only)