Form 10-Q
period 1995-11-30
WD 40 CO
filed 1996-01-12
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                     20549

                           ------------------------

                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1995
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

                                                    Yes  [X]  No  [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock as of January 10, 1996                7,706,655
                                                        ---------

PART I   Financial Information
         ---------------------
Item 1.  Financial Statements

                                 WD-40 COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                    ASSETS
                                    ------


                                              (Unaudited)
                                           November 30, 1995    August 31, 1995
                                           -----------------    ---------------
Current assets:
  Cash and cash equivalents                   $20,259,000         $11,090,000
  Short-term investments                        4,420,000          13,227,000
  Trade accounts receivable, less
   allowance for cash discounts
   and doubtful accounts of
   $533,000 and $476,000                       15,591,000          17,088,000
  Product held at contract packagers            1,868,000           2,307,000
  Inventories                                   2,347,000           2,570,000
  Other current assets                          4,428,000           3,298,000
                                              -----------         -----------
    Total current assets                       48,913,000          49,580,000

Property, plant and equipment, net              3,544,000           3,467,000
Long-term investments                           4,294,000           4,378,000
Other assets                                    2,247,000           2,154,000
                                              -----------         -----------
                                              $58,998,000         $59,579,000
                                              ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable & accrued liabilities      $ 3,195,000         $ 4,749,000
  Accrued payroll & related expenses            1,410,000           2,619,000
  Income taxes payable                          4,301,000           3,053,000
  Current portion of long-term debt               659,000             659,000
                                              -----------         -----------
    Total current liabilities                   9,565,000          11,080,000
                                              -----------         -----------

Long-term debt                                  3,132,000           3,132,000
Deferred income tax                               193,000
Deferred employee benefits                        865,000             862,000
                                              -----------         -----------
                                                4,190,000           3,994,000
                                              -----------         -----------

Shareholders' equity:
  Common stock, no par value, 9,000,000
   shares authorized - shares issued
   and outstanding of 7,706,655 and
   7,703,155                                    6,191,000           6,083,000
  Paid-in capital                                 321,000             321,000
  Retained earnings                            38,739,000          38,251,000
  Cumulative translation adjustment                (8,000)           (150,000)
                                              -----------         -----------
    Total shareholders' equity                 45,243,000          44,505,000
                                              -----------         -----------
Commitments and contingencies (Note 2)
                                              $58,998,000         $59,579,000
                                              ===========         ===========

(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (Unaudited)

                                                    Three Months Ended
                                                        November 30
                                                        -----------
                                                  1995                1994
                                                  ----                ----
Net sales                                     $27,612,000         $29,769,000
Cost of product sold                           11,686,000          12,636,000
                                              -----------         -----------
Gross profit                                   15,926,000          17,133,000
                                              -----------         -----------

Operating expenses:
  Selling, general & administrative             5,772,000           5,968,000
  Advertising & sales promotion                 2,038,000           2,723,000
                                              -----------         -----------
Income from operations                          8,116,000           8,442,000
                                              -----------         -----------

Other income (expense):
  Interest income, net                            238,000             416,000
  Other, net                                       42,000             (39,000)
                                              -----------         -----------
Income before income taxes                      8,396,000           8,819,000
Provision for income taxes                      3,130,000           3,300,000
                                              -----------         -----------
Net income                                    $ 5,266,000         $ 5,519,000
                                              ===========         ===========

Earnings per share                            $       .68         $       .72
                                              ===========         ===========

Average number of shares
 outstanding                                    7,704,477           7,693,767
                                              ===========         ===========

(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)

                                                   Three Months Ended
                                                      November 30
                                              -------------------------------
                                                  1995                1994
                                              -----------         -----------
Cash flows from operating activities:
  Net income                                  $ 5,266,000         $ 5,519,000
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation                                  165,000             169,000
    Amortization of tax credit investment          83,000              83,000
    Loss on sale of equipment                      16,000              31,000
    Changes in assets and liabilities:
      Trade accounts receivable                 1,427,000            (369,000)
      Product held at contract packagers          440,000            (543,000)
      Inventories                                 205,000            (133,000)
      Other assets                                747,000             (15,000)
      Accounts payable and accrued expenses    (2,746,000)         (1,434,000)
      Income taxes payable                      1,379,000           2,604,000
      Long-term deferred employee benefits          4,000              35,000
                                              -----------         -----------

        Net cash provided by operating
         activities                             6,986,000           5,947,000
                                              -----------         -----------

Cash flows from investing activities:
  Decrease (increase) in short-term
   investments                                  8,807,000          (4,476,000)
  Increase in deposits                         (1,600,000)
  Proceeds from sale of equipment                  26,000              67,000
  Capital expenditures                           (294,000)           (518,000)
                                              -----------         -----------

        Net cash provided by (used in)
         investing activities                   6,939,000          (4,927,000)
                                              -----------         -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock          108,000              55,000
  Deferred stock compensation                                          29,000
  Dividends paid                               (4,776,000)         (4,616,000)
                                              -----------         -----------

        Net cash used in financing
         activities                            (4,668,000)         (4,532,000)
                                              -----------         -----------

Effect of exchange rate changes on cash           (88,000)            159,000
                                              -----------         -----------

Increase (decrease) in cash                     9,169,000          (3,353,000)
Cash at beginning of period                    11,090,000          13,515,000
                                              -----------         -----------

Cash at end of period                         $20,259,000         $10,162,000
                                              ===========         ===========

(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
                               -----------------
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and notes thereto should be used in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.

Short-Term Investments

Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" prospectively. Short-term investments consist of debt securities of high credit quality financial institutions, government agencies and corporate entities which are recorded at amortized cost and classified as "held-to-maturity". Unrealized gains and losses are not significant at November 30, 1995.

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

The Company signed a definitive agreement in November of 1995 for the acquisition of the 3-IN-ONE oil brand from affiliates of Reckitt & Colman plc. Upon signing the agreement, the Company made a $1,600,000 deposit which is included in the purchase price of approximately $15,000,000. The acquisition is expected to be completed in early December of 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
First Quarter of Fiscal Year 1996 compared to First Quarter of Fiscal Year 1995
-------------------------------------------------------------------------------

Consolidated net sales for the quarter were $27,612,000, a decrease of 7.2% or $2,157,000 from a year ago. The soft retail economy and the timing of some promotional activity in North America accounted for the decline in sales. The currency exchange was neutral for the quarter. Management anticipates sales improving in the subsequent quarters.

Cost of product sold remained relatively flat at 42.3% of net sales this quarter versus 42.4% a year ago. Management believes that costs have stabilized and that there will be minimal inflationary impact for the remainder of fiscal year 1996.

Selling, general and administrative expenses decreased $196,000 or 3.3% in the first quarter of fiscal year 1996 as compared to the same period in 1995. Such expenses as a percentage of net sales increased this quarter to 20.9% versus 20.0% last year.

Advertising and sales promotion expenses decreased $685,000 or 25.2% due entirely to the timing of the overall promotional activities. Management believes that these expenses will return to the historical level of 9-10% of net sales by fiscal year end.

Net income decreased $254,000 or 4.6% due primarily to lower net sales. Net income as a percentage of net sales this quarter was 19.1% versus 18.5% in fiscal year 1995.

WD-40 Company (U.S.)
--------------------

Net sales decreased $1,900,000 or 9.3%. Export sales to Latin America and the Pacific Rim increased approximately 40%; however, this was offset by very soft domestic sales. The lagging retail economy and timing of promotional activities were the cause of the lower net sales.

Cost of product sold was flat at 43.1% of net sales this quarter as compared to 43.0% in fiscal year 1995.

Selling, general and administrative expenses decreased $103,000 or 2.5% but increased as a percentage of net sales to 21.9% versus 20.4% last year.

Advertising and sales promotion expenses decreased $326,000 or 1.7% and decreased as a percentage of net sales to 8.3% versus 9.1% in 1995.

As a result, net income was down by $574,000 or 16.6%.

WD-40 Company Ltd. (U.K.)
-------------------------

Net sales for the quarter decreased $59,000 or 0.9% due to reduced net sales in the U.K.; however, this was partially offset by increased sales to Europe and the Middle East.

Cost of product sold increased slightly to 38.9% of net sales versus 38.4% in fiscal year 1995.

As a percentage of net sales, selling, general and administrative expenses were 20.0% versus 21.3% last year and advertising and sales promotion expenses were also down to 4.6% versus 8.4% in 1995. This decrease is due solely to the timing of promotional activities.

As a result of the factors described above, net income increased $452,000 or 28.8%.

Other Foreign Subsidiaries
--------------------------

Net sales decreased $186,000 or 7.8% due to the retail economy in Canada.

Cost of product sold as a percentage of net sales was 46.6% versus 49.6% last year reflecting a slight improvement in Canada.

Net income was down 24.6% or $132,000 due primarily to the decrease in net sales.

Price increases
---------------

The Company did not initiate any price increases during this quarter.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents increased $9,169,000 during the three months ended November 30, 1995 versus a decrease of $3,353,000 for the same period of last year.

Interest and Other Income, Net
------------------------------

Net interest income decreased by $178,000 due to lower interest rates and reduced short-term investments. Other income, net increased by $81,000 primarily due to the increase of exchange gains in the U.K.

Liquidity and Capital Resources
-------------------------------

The current ratio of 5.1 to one on November 30, 1995 was greater than the current ratio of 4.5 to one on August 31, 1995 due mainly to decreases of accrued payroll and related liabilities.

The Company's primary source of liquidity are funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for fiscal year 1996 are expected to total approximately $1,525,000 principally for replacement of aged vehicles and updating of computer equipment.

On December 8, 1995, the Company acquired all of the worldwide 3-IN-ONE brand trademarks and other intangible assets relating to the sale of 3-IN-ONE brand lubricating products from affiliates of Reckitt & Colman plc. The Company paid cash in the amount of $15,000,000 for the trademarks and other intangible assets. None of the funds required for the acquisition were borrowed.

PART II  Other Information

Item 5.  Subsequent Event

On December 8, 1995 the acquisition of the 3-IN-ONE oil brand from affiliates of Reckitt & Colman plc was completed. 3-IN-ONE is sold in more than 15 countries throughout the world with sales of approximately $13 million. Management feels this acquisition will provide synergetic growth opportunities for both the 3-IN-ONE and WD-40 brands.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits.

         None.

  (b)    Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended November 30, 1995; however, a Form 8-K was filed on December 22, 1995 regarding the 3-IN-ONE acquisition.

SIGNATURES
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WD-40 COMPANY
                                    Registrant



Date: January 11, 1996              /s/  ROBERT D. GAL
                                    -----------------------------
                                    Robert D. Gal,
                                    Treasurer
                                    (Principal Financial Officer)