Form 10-Q
period 1996-02-29
WD 40 CO
filed 1996-04-12
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                     20549

                      ----------------------------------

                                   FORM 10-Q

                 QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 1996
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

                                          Yes    X     No
                                             ---------   --------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Common Stock as of April 12, 1996                      7,712,853
                                                         ---------

PART I    Financial Information
          ---------------------
Item 1.   Financial Statements


                                     WD-40
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                    ASSETS
                                    ------

                                             February 29, 1996   August 31, 1995
                                             -----------------   ---------------
                                                (Unaudited)
Current assets:
 Cash and cash equivalents                     $ 2,716,000         $11,090,000
 Short-term investments                                             13,227,000
 Trade accounts receivable, less
  allowance for cash discounts and
  doubtful accounts of $659,000 and $476,000    26,042,000          17,088,000
 Product held at contract packagers              2,787,000           2,307,000
 Inventories                                     2,971,000           2,570,000
 Other current assets                            2,403,000           3,298,000
                                               -----------         -----------

  Total current assets                          36,919,000          49,580,000

Property, plant and equipment, net               3,651,000           3,467,000
Long-term investments                            4,211,000           4,378,000
Goodwill, net                                   14,861,000
Other assets                                     1,717,000           2,154,000
                                               -----------         -----------
                                               $61,359,000         $59,579,000
                                               ===========         ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
 Accounts payable & accrued liabilities        $ 6,567,000         $ 4,749,000
 Accrued payroll & related expenses              1,264,000           2,619,000
 Income taxes payable                            2,911,000           3,053,000
 Current portion of long-term debt                 706,000             659,000
                                               -----------         -----------
  Total current liabilities                     11,448,000          11,080,000
                                               -----------         -----------

Long-term debt                                   2,427,000           3,132,000
Deferred income tax                                193,000
Deferred employee benefits                         884,000             862,000
                                               -----------         -----------
                                                 3,504,000           3,994,000
                                               -----------         -----------

Shareholders' equity:
 Common stock, no par value, 9,000,000
  shares authorized - shares issued and
  outstanding of 7,710,263 and 7,703,155         6,231,000           6,083,000
 Paid-in capital                                   321,000             321,000
 Retained earnings                              39,846,000          38,251,000
 Cumulative translation adjustment                   9,000            (150,000)
                                               -----------         -----------
  Total shareholders' equity                    46,407,000          44,505,000
                                               -----------         -----------
Commitments and contingencies (Note 3)         $61,359,000         $59,579,000
                                               ===========         ===========

    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (UNAUDITED)

                               Three Months Ended           Six Months Ended
                               ------------------           ----------------
                            February 29   February 28   February 29   February 28
                            -----------   -----------   -----------   -----------
                               1996          1995           1996          1995
                               ----          ----           ----          ----
Net sales                   $35,080,000   $29,389,000   $62,692,000   $59,158,000
Cost of product sold         15,100,000    12,297,000    26,786,000    24,933,000
                            -----------   -----------   -----------   -----------
Gross profit                 19,980,000    17,092,000    35,906,000    34,225,000
                            -----------   -----------   -----------   -----------
Operating expenses:
  Selling, general &
    administrative            6,997,000     6,044,000    12,769,000    12,012,000
  Advertising & sales
    promotions                3,216,000     2,357,000     5,254,000     5,080,000
  Amortization of
    goodwill                    167,000                     167,000
                            -----------   -----------   -----------   -----------
Income from operations        9,600,000     8,691,000    17,716,000    17,133,000

Other income (expense):
  Interest, net                 177,000       213,000       415,000       629,000
  Other, net                    106,000         4,000       148,000       (35,000)
                            -----------   -----------   -----------   -----------
Income before income
  taxes                       9,883,000     8,908,000    18,279,000    17,727,000
Provision for income
  taxes                       4,000,000     3,300,000     7,131,000     6,600,000
                            -----------   -----------   -----------   -----------
Net income                  $ 5,883,000   $ 5,608,000   $11,148,000   $11,127,000
                            ===========   ===========   ===========   ===========
Earnings per share          $       .77   $       .73   $      1.45   $      1.45
                            ===========   ===========   ===========   ===========

Average number of
  shares outstanding          7,707,585     7,701,793     7,706,043     7,697,780
                            ===========   ===========   ===========   ===========

(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                 ---------------------------------------------
                                  (UNAUDITED)

                                  Three Months Ended         Six Months Ended
                              -------------------------   -------------------------
                              February 29   February 28   February 29   February 28
                              ------------  -----------   ------------  -----------
                                 1996          1995           1996         1995
                              ------------  -----------   ------------  -----------
Cash flows from operating
activities:
 Net income                   $  5,883,000  $ 5,608,000   $ 11,148,000  $11,127,000
 Adjustments to reconcile
  net income to net cash
  (used in) provided by
  operating activities:
    Depreciation                   167,000      166,000        332,000      335,000
    Amortization of tax
    credit investment               83,000       83,000        166,000      166,000
    Amortization of goodwill       167,000                     167,000
    Loss on sale of equipment       18,000       61,000         34,000       92,000
Changes in assets and
liabilities:
  Trade accounts receivable    (10,476,000)  (4,168,000)    (9,049,000)  (4,537,000)
  Product held at contract
   packagers                      (920,000)     291,000       (480,000)    (252,000)
  Inventories                     (634,000)     430,000       (429,000)     297,000
  Other assets                      58,000     (128,000)       806,000     (143,000)
  Accounts payable and
   accrued liabilities           3,239,000    2,328,000        493,000      894,000
  Income taxes payable          (1,384,000)  (1,222,000)        (5,000)   1,382,000
  Deferred tax asset               900,000      (46,000)       900,000      (46,000)
  Long-term deferred
   employee benefits                19,000       29,000         23,000       64,000
                              ------------  -----------   ------------  -----------
Net cash (used in) provided
 by operating activities        (2,880,000)   3,432,000      4,106,000    9,379,000
                              ------------  -----------   ------------  -----------

Cash flows from investing
activities:
  Decrease (increase) in
   short-term investments        4,420,000    1,947,000     13,227,000   (2,529,000)
  Purchase of goodwill         (15,047,000)                (15,047,000)
  Decrease in deposits           1,600,000
  Proceeds from sale of
   equipment                        34,000      121,000         60,000      188,000
  Capital expenditures            (324,000)    (404,000)      (618,000)    (922,000)
                              ------------  -----------   ------------  -----------

Net cash
  (used in) provided by
  investing activities        $ (9,317,000) $ 1,664,000   $ (2,378,000) $(3,263,000)
                              ------------  -----------   ------------  -----------

                           (Continued on next page)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (UNAUDITED)
                                   Continued

                                Three Months Ended           Six Months Ended
                                ------------------           ----------------
                             February 29   February 28   February 29   February 28
                             ------------  -----------   ------------  -----------
                                 1996          1995          1996          1995
                                 ----          ----          ----          ----
Cash flows from financing
activities:
  Proceeds from issuance
    of common stock          $     40,000  $   280,000   $    148,000  $   335,000
  Repayment of long term
    debt                         (659,000)    (615,000)      (659,000)    (615,000)
  Deferred stock
    compensation                                                            29,000
  Dividends paid               (4,778,000)  (4,621,000)    (9,554,000)  (9,237,000)
                             ------------  -----------   ------------  -----------
 Net cash used in
   financing activities        (5,397,000)  (4,956,000)   (10,065,000)  (9,488,000)
                             ------------  -----------   ------------  -----------

Effect of exchange rate
  changes on cash and
  cash equivalents                 51,000      (74,000)       (37,000)      85,000
                             ------------  -----------   ------------  -----------
(Decrease) increase in cash
  and cash equivalents        (17,543,000)      66,000     (8,374,000)  (3,287,000)
Cash and cash equivalents
  at beginning of period       20,259,000   10,162,000     11,090,000   13,515,000
                             ------------  -----------   ------------  -----------
Cash and cash equivalents
  at end of period           $  2,716,000  $10,228,000   $  2,716,000  $10,228,000
                             ============  ===========   ============  ===========

(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               FEBRUARY 29, 1996
                               -----------------
                                 (UNAUDITED)

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

NOTE 2 - ACQUISITION OF 3-IN-ONE OIL BUSINESS

The Company completed its acquisition of the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman plc on December 8, 1995. The Company paid cash in the amount of $15,000,000 for the trademarks and other intangible assets and approximately $950,000 for inventory. None of the funds required for the acquisition were borrowed.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
SECOND QUARTER FISCAL YEAR 1996 VERSUS SECOND QUARTER FISCAL YEAR 1995
- ----------------------------------------------------------------------

Consolidated net sales for the second quarter were a record $35,080,000, an increase of 19.4% or $5,691,000 from a year ago. Strong promotional sales by all of the operating units augmented with the sales of 3-IN-ONE products commencing in December of 1995, helped to achieve these sales. Management continues to expect record net sale levels for the remainder of fiscal year 1996.

Cost of product sold for the quarter was up to 43.0% of net sales versus 41.8% last year, due to the added costs associated with promotional sales and the higher cost of sales related to 3-IN-ONE products. It is anticipated that these costs as a percentage of sales will decrease as the Company assumes control of all of the manufacturing of the 3-IN-ONE product line.

Selling, general and administrative expenses for the quarter increased by $953,000 primarily due to increased professional expenses as a result of the 3-IN-ONE acquisition. As a percentage of net sales, these expenses decreased to 19.9% as compared to 20.6% last year.

Advertising and sales promotion expenses increased by $859,000 in support of the added sales. As a percentage of net sales these expenses were 9.2% versus 8.0% a year ago. These expenses are expected to remain within historic levels of 9% to 10% of net sales throughout the remainder of fiscal year 1996.

Amortization of goodwill, an initial expense in this quarter, results from the acquisition of certain intangible assets relating to the 3-IN-ONE oil brand from affiliates of Reckitt & Colman plc. in December of 1995.

Interest, net decreased $36,000 due to the reduction of short-term investments. Other income, net increased $102,000 primarily due to the increase in exchange gains from translating those U.K. sales denominated in foreign currencies to British sterling.

Net income only increased $275,000 or 4.9% due to higher tax provisions. Net income as a percentage of net sales this quarter was 16.8% versus 19.1% in fiscal year 1995.

WD-40 COMPANY (U.S.)
- --------------------

1996 vs. 1995  Net sales increased $2,631,000 or 11.9%.  Export sales to
- -------------
Latin America and Pacific Rim were up approximately 40% and domestic sales were up 8%. Again strong promotional sales accounted for these gains.

Cost of product sold as a percentage of net sales was 43.9% versus 42.7% in fiscal year 1995. This increase was due to the additional costs of the promotional packaging.

Selling, general and administrative expenses increased $759,000 or 17.8% and, as a percentage of net sales, were 20.3% versus 19.3% last year.

Advertising and sales promotion expenses increased by $271,000 or 15.2%. This increase is due to the promotional sales and amounted to 8.3% of net sales versus 8.1% in the second quarter of fiscal year 1995.

Amortization of goodwill was an initial expense in the second quarter of fiscal year 1996.

Net income decreased $499,000 or 12.3% from last year due to the increased expenses as described above.

WD-40 COMPANY LTD. (U.K.)
- -------------------------

1996 vs. 1995  Net sales for the second quarter were up $1,913,000
- -------------
or 31.8% reflecting strong promotional sales in the U.K., Europe and the Middle East.

Cost of product sold also increased because of the promotional packaging and was 38.8% of net sales versus 37.5% a year ago.

Selling, general and administrative expenses increased $173,000 or 12.2%; however, as a percentage of net sales, were down from 23.6% last year to 20.1% this quarter.

Advertising and promotional expenses were up to 12.4% of net sales versus 7.8% last year due entirely to the timing of promotions.

Net income increased by $466,000 or 34.0% and came in at 23.2% of net sales versus 22.8% last year.

OTHER FOREIGN SUBSIDIARIES
- --------------------------

1996 vs. 1995 Net sales increased $1,147,000 or 91.5% due entirely to the
- -------------
improvement of the retail economy in Canada.

Cost of product sold as a percentage of net sales was 48.4% versus 48.1% last year.

Net income increased $308,000 or 170% as a result of the increased sales in Canada.



SIX MONTHS FISCAL YEAR 1996 VERSUS SIX MONTHS FISCAL YEAR 1995
- --------------------------------------------------------------

Consolidated net sales were $62,692,000, an increase of $3,534,000 or 6.0% over fiscal year 1995. This increase was generated primarily by increased foreign sales.

Cost of product sold as a percentage of net sales was 42.7% versus 42.1% last year. This small increase was mainly due to promotional packaging.

Selling, general and administrative expenses were up $757,000 or 6.3% and, as a percentage of net sales, these expenses remained flat at 20.3%.

Advertising and sales promotion expenses were also up by 3.4% or $174,000; however, these expenses declined as a percentage of sales to 8.4% versus 8.6% last year. These expenses are expected to return to historic levels of 9% to 10% by fiscal year end.

Amortization of goodwill was an initial expense in the second quarter of fiscal year 1996.

Interest income, net decreased $214,000 mainly due to the reduction of short-term investments. Other income, net increased $183,000 due primarily to the increase in exchange gains from translating those U.K. sales denominated in foreign currencies to British sterling.

Net income increased slightly from last year.

WD-40 COMPANY (U.S.)
- --------------------

Net sales increased $719,000 as a result of higher export sales to the Pacific Rim and Latin America where sales increased approximately 30%. Domestic sales were down 2.3%, however due to strong promotional support by the trade, the second quarter rebounded by 8% compared to the first quarter.

Cost of product sold as a percent of net sales increased to 43.5% versus 42.8% in 1995 primarily due to promotional packaging.

Selling, general, and administrative expenses as a percentage of net sales increased to 20.9% versus 19.8% in 1995.

Advertising and promotion expenses as a percentage of net sales were down slightly to 8.3% versus 8.6% of last year.

Amortization of goodwill was an initial expense in the second quarter of fiscal year 1996.

Net income decreased 14.4% or $1,072,000 due to increased expenses as described above.


WD-40 COMPANY LTD. (U.K.)
- -------------------------

Net sales increased $1,854,000 or 14.4%, due to strong promotional sales in the U.K., Europe, and the Middle East.

Cost of product sold as a percentage of net sales was up to 38.8% versus 38.0% in 1995 due to promotional packaging.

Selling, general and administrative expenses increased 2.5% or $71,000, and as a percentage of net sales, these expenses dropped to 20.0% versus 22.4% last year.

Advertising and promotion expenses increased 24.3% or $253,000 due to the timing of promotions during the second quarter.

Net income increased $918,000 or 31.2% over the previous year primarily due to the combined effect of the factors as discussed above.


OTHER FOREIGN SUBSIDIARIES
- --------------------------

Net sales increased 26.5% or $961,000 due to the rebound of sales in Canada.

Cost of product sold as a percentage of sales decreased to 47.6% of net sales versus 49.0% in 1995.

Selling, general and administrative expenses decreased to 15.6% of net sales versus 18.9% in 1995.

Advertising and promotion expenses decreased to 7.6% of net sales versus 10.3% in 1995.

Net income was up $176,000 or 24.5% due to the increased sales.


PRICE INCREASES
- ---------------

The Company did not initiate any price increases during this quarter.

CASH AND CASH EQUIVALENTS
- -------------------------

Cash and cash equivalents decreased $17,543,000 during the three months ended February 29, 1996 primarily due to amounts paid to the affiliates of Reckitt & Colman plc. for the acquisition of certain assets relating to the 3-IN-ONE brand. Cash and cash equivalents increased $66,000 for the same period of last year.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The current ratio of 3.2 to one on February 29, 1996 was less than the current ratio of 4.5 to one on August 31, 1995 due to the cash paid to acquire all of the worldwide 3-IN-ONE brand trademarks, other related intangible assets, and inventory.

The Company's primary source of liquidity is funds provided by operations. The Company anticipates its cash flows from operations will provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for the remainder of fiscal year 1996 are expected to total approximately $982,000 principally for replacement of aged vehicles and updating of computer equipment.

PART II         OTHER INFORMATION

Item 6.     Other Information

   (a)      Exhibits

Exhibit No.     Description
- -----------     -----------

                Articles of Incorporation and By-Laws.

  3(a) The Restricted Articles of Incorporation dated December 6, 1988 are incorporated by reference from the Registrant's form 10-K Annual Report filed November 13, 1995, Exhibit 3(a) thereto.

  3(b) The restated By-Laws dated December 1, 1988 are incorporated by reference from the Registrant's Form 10-K Annual Report filed November 13, 1995,
                Exhibit 3(a) thereto.

   (b)      Reports on Form 8-K

            The registrant filed a report on Form 8-K on December 22, 1995 to report the acquisition on December 8, 1995 of the 3-IN-ONE business from affiliates of Reckitt & Colman plc., an English corporation. The report was subsequently amended on Form 8-K/A filed February 16, 1996 to include required financial statements and pro forma financial information. The following financial statements and pro forma financial information were filed with the report on Form 8-K/A:

                (1) Financial statements of the 3-IN-ONE Oil business
                    acquired.

                Report of Independent Accountants

                Statement of Assets as of December 31, 1994 and January 1,
                1994

                Statement of Revenues and Direct Operating Expenses for the years ended December 31, 1994 and January 1, 1994

                Notes to Statement of Assets and Statement of Revenues and Direct Operating Expenses

                Statement of Assets (Unaudited) as of November 25, 1995

                Statement of Revenues and Direct Operation Expenses (Unaudited) for the eleven months ended November 25, 1995 and November 26, 1994

                Notes to Unaudited Statement of Assets and Unaudited statement of Revenues and Direct Operating Expenses

                        (2)   Pro forma financial information

                        Introduction to Pro Forma Financial Statements

                        Pro Forma Combined Balance Sheet (Unaudited) as of November 30, 1995

                        Pro Forma Combined Statement of Income (Unaudited) for the year ended August 31, 1995

                        Pro Forma Combined Statement of Income (Unaudited) for the three months ended November 30, 1995.


SIGNATURES
- ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WD-40 COMPANY
                                Registrant





Date:  April 12, 1996           /s/ Robert D. Gal
                                ______________________________________
                                Robert D. Gal,
                                Treasurer
                                (Principal Financial Officer)