Form 10-Q
period 1996-05-31
WD 40 CO
filed 1996-07-03
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                      ----------------------------------

                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1996
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


                                                        Yes    X     No
                                                           ---------   ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common Stock as of July 3, 1996                                   7,720,353
                                                                       ---------

PART I   Financial Information
         ---------------------
Item 1.  Financial Statements

                                 WD-40 COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                    ASSETS
                                    ------

                                                 May 31, 1996   August 31, 1995
                                              ---------------   ---------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $ 7,290,000       $11,090,000
  Short-term investments                                             13,227,000
  Trade accounts receivable, less
    allowance for cash discounts
    and doubtful accounts of
    $559,000 and $476,000                          19,278,000        17,088,000
  Product held at contract packagers                2,209,000         2,307,000
  Inventories                                       3,881,000         2,570,000
  Other current assets                              3,213,000         3,298,000
                                                  -----------       -----------

   Total current assets                            35,871,000        49,580,000

Property, plant and equipment, net                  3,792,000         3,467,000
Long-term investments                               4,128,000         4,378,000
Goodwill, net                                      14,629,000
Other assets                                        1,807,000         2,154,000
                                                  -----------       -----------
                                                  $60,227,000       $59,579,000
                                                  ===========       ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Accounts payable & accrued liabilities          $ 4,855,000       $ 4,749,000
  Accrued payroll & related expenses                2,835,000         2,619,000
  Income taxes payable                              1,175,000         3,053,000
  Current portion of long-term debt                   706,000           659,000
                                                  -----------       -----------
    Total current liabilities                       9,571,000        11,080,000
                                                  -----------       -----------

Long-term debt                                      2,427,000         3,132,000
Deferred income tax                                   195,000
Deferred employee benefits                            904,000           862,000
                                                  -----------       -----------
                                                    3,526,000         3,994,000
                                                  -----------       -----------
Shareholders' equity:
  Common stock, no par value, 9,000,000
    shares authorized - 7,718,953 and
    7,703,155 shares issued and
    outstanding                                     6,522,000         6,083,000
  Paid-in capital                                     321,000           321,000
  Retained earnings                                40,099,000        38,251,000
  Cumulative translation adjustment                   188,000          (150,000)
                                                  -----------       -----------
    Total shareholders' equity                     47,130,000        44,505,000
                                                  -----------       -----------
Commitments and contingencies (Note 3)

                                                  $60,227,000       $59,579,000
                                                  ===========       ===========

    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (Unaudited)

                            Three Months Ended          Nine Months Ended
                            ------------------          -----------------
                           May 31        May 31        May 31       May 31
                           ------        ------        ------       ------
                            1996          1995          1996         1995
                            ----          ----          ----         ----
Net sales                $34,228,000   $29,916,000   $96,920,000  $89,074,000
Cost of product sold      15,484,000    13,220,000    42,270,000   38,153,000
                         -----------   -----------   -----------  -----------
Gross profit              18,744,000    16,696,000    54,650,000   50,921,000
                         -----------   -----------   -----------  -----------

Operating expenses:
  Selling, general &
    administrative         7,620,000     5,899,000    20,223,000   17,911,000
  Advertising & sales
    promotions             3,407,000     3,136,000     8,661,000    8,216,000
  Amortization expense       334,000        83,000       667,000      250,000
                         -----------   -----------   -----------  -----------

Income from
  operations               7,383,000     7,578,000    25,099,000   24,544,000

Other income (expense):
  Interest, net               10,000       250,000       425,000      879,000
  Other, net                  26,000      (132,000)      174,000
                         -----------   -----------   -----------  -----------

Income before income
  taxes                    7,419,000     7,696,000    25,698,000   25,423,000
Provision for income
  taxes                    2,383,000     2,800,000     9,514,000    9,400,000
                         -----------   -----------   -----------  -----------

Net income               $ 5,036,000   $ 4,896,000   $16,184,000  $16,023,000
                         ===========   ===========   ===========  ===========

Earnings per share       $       .65   $       .63   $      2.10  $      2.08
                         ===========   ===========   ===========  ===========

Average number of
  shares outstanding       7,714,711     7,702,445     7,708,928    7,699,369
                         ===========   ===========   ===========  ===========




(See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (Unaudited)

                             Three Months Ended          Nine Months Ended
                             ------------------          -----------------
                                  May 31                       May 31
                                  ------                       ------
                             1996          1995          1996         1995
                             ----          ----          ----         ----
Cash flows from operating
activities:
  Net income              $ 5,036,000   $ 4,896,000   $16,184,000  $16,023,000
  Adjustments to recon-
    cile net income to
    net cash provided by
    operating activities:
      Depreciation and
       amortization           504,000       249,000     1,169,000      750,000
      Loss on sale of
       equipment                5,000        21,000        39,000      113,000

  Changes in assets and
  liabilities:
    Trade accounts
      receivable            6,857,000     2,020,000    (2,192,000)  (2,517,000)
    Product held at
      contract packagers      578,000       311,000        98,000       59,000
    Inventories              (880,000)      234,000    (1,309,000)     531,000
    Other assets             (652,000)      307,000       154,000      164,000
    Accounts payable and
      accrued liabilities    (183,000)     (445,000)      310,000      449,000
    Income taxes payable   (1,758,000)     (556,000)   (1,763,000)     826,000
    Deferred tax asset       (241,000)                    659,000      (46,000)
    Long-term deferred
      employee benefits        19,000       (17,000)       42,000       47,000
                          -----------   -----------   -----------  -----------

  Net cash provided by
     operating activities   9,285,000     7,020,000    13,391,000   16,399,000
                          -----------   -----------   -----------  -----------

Cash flows from investing
activities:
  Decrease (increase) in
    short-term investments               (3,814,000)   13,227,000   (6,343,000)
  Acquisition of certain
    business assets
    including goodwill                                (15,047,000)
  Proceeds from sale of
    equipment                  80,000        78,000       140,000      266,000
  Capital expenditures       (384,000)     (316,000)   (1,002,000)  (1,237,000)
                          -----------   -----------   -----------  -----------

  Net cash used in
    investing activities  $  (304,000)  $(4,052,000)  $(2,682,000) $(7,314,000)
                          -----------   -----------   -----------  -----------

                           (Continued on next page)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED  STATEMENT OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                                   Continued

                                         There Months Ended          Nine Months Ended
                                         ------------------          -----------------
                                               May 31                      May 31
                                               ------                      ------
                                         1996          1995          1996         1995
                                         ----          ----          ----         ----

Cash flows from financing
activities:
  Proceeds from issuance
    of common stock                      291,000                     439,000      335,000
  Repayment of long term
    debt                                                            (659,000)    (615,000)
  Deferred stock
    compensation                                                                   29,000
  Dividends paid                      (4,782,000)   (4,621,000)  (14,336,000) (13,859,000)
Net cash used in                     -----------   -----------   -----------  -----------
 financing activities                 (4,491,000)   (4,621,000)  (14,556,000) (14,110,000)
                                     -----------   -----------   -----------  -----------

Effect of exchange rate
  changes on cash and
  cash equivalents                        84,000      (221,000)       47,000     (136,000)
Increase (decrease) in cash          -----------   -----------   -----------  -----------
  and cash equivalents                 4,574,000    (1,874,000)   (3,800,000)  (5,161,000)
Cash and cash equivalents
  at beginning of period               2,716,000    10,228,000    11,090,000   13,515,000
Cash and cash equivalents            -----------   -----------   -----------  -----------
  at end of period                   $ 7,290,000   $ 8,354,000   $ 7,290,000  $ 8,354,000
                                     ===========   ===========   ===========  ===========

    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 May 31, 1996
                                 ------------
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

The unaudited financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended August 31, 1995.


Earnings per Share

Earnings per share calculations are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method.

Reclassifications

Certain fiscal 1995 amounts have been reclassified to conform to the current year presentation.


NOTE 2 - ACQUISITION OF 3-IN-ONE OIL BUSINESS

The Company completed its acquisition of the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman plc on December 8, 1995. The Company paid cash in the amount of $15,000,000 for the trademarks and other intangible assets and approximately $950,000 for inventory. None of the funds required for the acquisition were borrowed.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       Results of Operations
       ---------------------
       Third Quarter Fiscal Year 1996 versus Third Quarter Fiscal Year
       ---------------------------------------------------------------
       1995
       ----

       Consolidated net sales for the third quarter were a record $34,228,000, an increase of 14.4% or $4,312,000 from a year ago. Strong promotional sales by all of the operating units along with sales of approximately $2,000,000 for 3-IN-ONE products helped to achieve these results. Management continues to expect record levels of net sales for the remainder of fiscal year 1996.

       Costs of product sold for the quarter increased to 45.2% of net sales versus 44.2% last year, due to inflationary pressures, the added costs associated with promotional sales and the higher cost of sales related to 3-IN-ONE products. It is anticipated that these costs as a percentage of net sales will remain at these higher levels.

       Selling, general and administrative expenses for the quarter increased by $1,721,000 or 29.2% due to increased professional services expenses. As a percentage of net sales, these expenses increased to 22.2% as compared to 19.7% last year.

       Advertising and sales promotion expenses increased by $271,000 in support of the sales growth. As a percentage of net sales these expenses were 10.0% versus 10.5% a year ago. These expenses are expected to remain within the historic range of 9% to 10% of net sales throughout the remainder of fiscal year 1996.

       Amortization of goodwill and investments includes amortization of the low income housing investment and the acquisition of certain intangible assets relating to the 3-IN-ONE brand from affiliates of Reckitt & Colman plc.

       Net interest decreased $240,000 due to the reduction of short-term investments which were used to finance the acquisition of 3-IN-ONE. Other income (expense) increased $158,000 primarily due to the increase in exchange gains from U.K. sales denominated in foreign currencies.

       Net income increased $140,000 or 2.9% due to the factors discussed above. Net income as a percentage of net sales was 14.7% this quarter versus 16.4% in the third quarter of fiscal year 1995.

WD-40 COMPANY (U.S.)
- --------------------

1996 vs. 1995 Net sales increased $2,266,000 or 10.5%. Export sales to Latin
- -------------
America and the Pacific Rim were up approximately 40%, and domestic sales were up 8%. Strong promotional sales accounted for these gains.

Cost of product sold as a percentage of net sales was 46.4% versus 45.4% in fiscal year 1995. This increase was due to the additional costs of the promotional packaging, inflation and the higher costs of sales related to 3-IN-ONE products. It is anticipated that these costs as a percentage of sales will decrease.

Selling, general and administrative expenses increased $1,261,000 or 31.7% and, as a percentage of net sales, were 22.0% versus 18.5% last year. In addition to the normal increases in general overhead, there was some inflation in freight and travel expenses due to rising petroleum prices. Legal and professional expenses increased for the quarter, and there were additional expenses associated with our strategic planning for business continuity. For example, we have implemented a computer network with main frame backup, linking all of the regional sales offices and contract aerosol packagers in North America with San Diego.

Advertising and sales promotion expenses increased by $373,000 or 16.2%, attributable primarily to the promotional sales. Advertising and sales promotion expenses amounted to 11.2% of net sales versus 10.7% in the third quarter of fiscal year 1995.

Amortization of goodwill and investments was $307,000 in the third quarter of fiscal year 1996 versus $83,000 in the third quarter of fiscal year 1995. The increase largely resulted from the amortization of goodwill related to the acquisition of 3-IN-ONE in December 1995.

Net income decreased $369,000 or 11.7% from last year due to the increased costs and expenses as described above.


WD-40 Company Ltd. (U.K.)
- -------------------------

1996 vs. 1995 Net sales for the third quarter were up $1,884,000 or 29.7%
- -------------
reflecting strong promotional sales in the U.K., Europe and the Middle East for WD-40 and the additional sales of 3-IN-ONE. However note that the currency translation of U.K. pounds to U.S. dollars for financial reporting purposes was down 4.9% from 1995.

Cost of product sold also increased because of the promotional packaging and was 40.9% of net sales versus 38.2% a year ago.

Selling, general and administrative expenses increased $398,000 or 27.9%; however, as a percentage of net sales, were down slightly from 22.4% in the third quarter of last year to 22.1% this quarter.

Advertising and promotional expenses were down to 6.3% of net sales versus 9.9% last year due entirely to the timing of promotions.

Net income increased by $521,000 or 37.7% and represented 23.1% of net sales versus 21.8% last year.


Other Foreign Subsidiaries
- --------------------------

1996 vs. 1995 Net sales increased $161,000 or 8.0% due primarily to the
- -------------
improvement of the retail economy in Canada.

Cost of product sold as a percentage of net sales was 49.5% versus 50.4% in the third quarter last year.

Net income increased $53,000 or 18.5%.



Nine Months Fiscal Year 1996 versus Nine Months Fiscal Year 1995
- ----------------------------------------------------------------

Consolidated net sales were $96,920,000, an increase of $7,846,000 or 8.8% over fiscal year 1995. This increase was generated primarily by increased foreign sales and the addition of 3-IN-ONE sales which were approximately $3,000,000.

Cost of product sold as a percentage of net sales was 43.6% versus 42.8% last year. This increase was due to the additional cost of promotional packaging and inflationary cost increases.

Selling, general and administrative expenses were up $2,312,000 or 12.9% and, as a percentage of net sales, these expenses were 20.9% versus 20.1% last year. In addition to other inflationary increases, freight and travel expenses were up primarily due to rising petroleum prices, legal and professional expenses increased, and there were additional expenses associated with strategic planning for business continuity as discussed above.

Advertising and sales promotion expenses were also up by 5.4% or $445,000; however, these expenses declined as a percentage of net sales to 8.9% versus 9.2% last year. These expenses are expected to return to their historic range of 9% to 10% of net sales by fiscal year end.

Amortization of goodwill and investments during the first nine months of fiscal year 1996 was $667,000 versus $250,000 in the prior year.

Net interest income decreased $454,000 mainly due to the reduction of short-term investments which were used to finance the acquisition of 3-IN-ONE. Other income increased $174,000 due primarily to the increase in exchange gains from U.K. sales denominated in foreign currencies.

Net income increased slightly from last year due to the factors discussed above.

WD-40 Company (U.S.)
- --------------------

Net sales increased $2,986,000 as a result of higher export sales to the Pacific Rim and Latin America where sales increased approximately 40%. Domestic sales were up 1.2% due to the addition of 3-IN-ONE.

Cost of product sold as a percent of net sales increased to 44.5% versus 43.7% in 1995 due to both the additional cost of promotional packaging and inflation in raw material costs.

Selling, general, and administrative expenses as a percentage of net sales increased to 21.4% from 19.1% in 1995.

Advertising and promotion expenses as a percentage of net sales were up slightly to 9.4% versus 9.3% of last year.

Net income decreased 13.6% or $1,441,000 due to increased costs and expenses as described above.


WD-40 Company Ltd. (U.K.)
- -------------------------

Net sales increased $3,738,000 or 19.4%, due to strong promotional sales in the U.K., Europe, and the Middle East and the addition of 3-IN-ONE. However, the currency translation of U.K. pounds to U.S. dollars for financial reporting purposes was down 3.1%.

Cost of product sold as a percentage of net sales increased to 39.6% versus 38.1% in 1995 due to the additional cost of promotional packaging.

Selling, general and administrative expenses increased 10.9% or $468,000; however as a percentage of net sales, these expenses decreased to 20.8% versus 22.4% last year.

Advertising and promotion expenses increased 8.4% or $140,000 due to the timing of promotions during the year.

Net income increased $1,439,000 or 33.3% over the previous year primarily due to the combined effect of the factors discussed above.


Other Foreign Subsidiaries
- --------------------------

Net sales increased 19.9% or $1,122,000 due to the rebound of sales in Canada.

Cost of product sold as a percentage of net sales decreased to 48.2% versus 49.5% in 1995.

Selling, general and administrative expenses decreased to 16.4% of net sales versus 19.4% in 1995.

Advertising and promotion expenses decreased to 8.3% of net sales versus 10.2% in 1995.

Net income increased $230,000 or 23.0% due to the increased sales.


Price Increases
- ---------------

The Company did not initiate any price increases during this quarter.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents increased $4,574,000 during the three months ended May 31, 1996 versus a decrease of $1,874,000 for the comparable quarter of last year.


Liquidity and Capital Resources
- -------------------------------

The current ratio of 3.7 to one on May 31, 1996 was less than the current ratio of 4.5 to one in August 31, 1995 largely due to the cash paid to acquire all of the worldwide 3-IN-ONE brand trademarks, other related intangible assets, and inventory.

The Company's primary source of liquidity is funds provided by operations. The Company anticipates its cash flows from operations will provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for the remainder of fiscal year 1996 are expected to total approximately $400,000 principally for replacement of aged vehicles and updating computer equipment.

PART II         Other Information


Item 6.         Exhibits and reports on Form 8-K

  (a)           Exhibits


Exhibit No.       Description
- -----------       -----------

                  Articles of Incorporation and By-Laws.

 3 (a) The Restated Articles of Incorporation dated December 6, 1988 are incorporated by reference from the Registrant's form 10-K Annual Report filed November 13, 1995, Exhibit 3(a) thereto.

 3 (b) The restated By-Laws dated December 1, 1988 are incorporated by reference from the Registrant's Form 10-K Annual Report filed November 13, 1995, Exhibit 3(a) thereto.




SIGNATURES
- ----------

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WD-40 COMPANY
                                    Registrant


                                  /s/ Robert D. Gal
   Date:  July 3, 1996            -----------------
                                    Robert D. Gal,
                                    Treasurer
                                    (Principal Financial Officer)