Form 10-K405
period 1996-08-31
WD 40 CO
filed 1996-11-26
CIK 105132

                                   FORM 10-K
                       ----------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                       ----------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                  Commission File No.
     August 31, 1996                                            0-6936-3
     ---------------                                            --------


                                 WD-40 COMPANY
                                 -------------
              (Exact Name of Registrant as specified in Charter)

          California                                     95-1797918
          ----------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1061 Cudahy Place, San Diego, California                         92110
----------------------------------------                         -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (619) 275-1400
                                                            --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  None
                 ----

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, no par value
                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X     No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]
            ---

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 10, 1996 was $319,060,000.

As of October 10, 1996 the Registrant had 7,725,653 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

The Proxy Statement for the annual meeting of shareholders on November 26, 1996 is incorporated by reference into PART III, Items 10-13. The Annual Report to Shareholders for the fiscal year ended August 31, 1996 is incorporated by reference into PART I, ITEM 1, PART II, ITEMS 5-8, and PART IV.

                                    PART I
                                    ------

ITEM 1 - Business
------   --------

     (a)  General Development of Business.

     For more than four decades, WD-40 Company sold only one petroleum-based product, known as "WD-40". WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant and moisture displacer. In December 1995 the Company acquired the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general purpose lubricant. During the fiscal year ended August 31, 1996, the Company developed a third product, T.A.L 5, to be introduced to the market in fiscal year 1997. T.A.L 5 is an extra-strength synthetic lubricant for heavy-duty applications.

     The acquisition of the 3-IN-ONE Oil brand was completed on December 8, 1995. WD-40 company acquired all of the worldwide trademarks and other intangible assets relating to the sale of 3-IN-ONE Oil brand lubricating oil products from Reckitt & Colman, Inc., a Delaware corporation, Reckitt & Colman (Overseas) Limited, an English corporation, and other affiliates of Reckitt & Colman P.L.C., an English corporation. The acquisition of assets included inventory and the rights to manufacture, sell and distribute this product line. No other physical property, plant or equipment was acquired. The Company paid cash in the amount of $15,047,000 for the trademarks and other intangible assets and approximately $400,000 for inventory.

     The Company's objective is to dominate the entire category of lubrication products by combining the smaller niche markets targeted by 3-IN-ONE Oil and T.A.L 5 with the broad-based market held by the WD-40 brand. The three brands complement each other, providing the Company with a complete line of lubricants that is intended to obviate the need for distributors to stock, and consumers to buy, other brands.

     The acquisition of the 3-IN-ONE Oil brand and the introduction of T.A.L 5 will allow the Company to pursue a comprehensive and targeted marketing strategy. The acquisition of the 3-IN-ONE Oil brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company will be using this distribution network to introduce the WD-40 brand to these markets and to add distribution channels to markets that have been previously established.

     At the same time, the 3-IN-ONE Oil brand will be introduced to the Company's existing distribution system on a targeted basis. The 3-IN-ONE Oil brand will offer the greatest potential in developing economies worldwide where it can be sold in small, affordable units that may provide people in these markets with an introduction to lubricants.

     In maturing, industrial markets, including North America, the U.K. and Australia, the Company will focus on growth in sales of the WD-40 brand and the introduction of the T.A.L 5 brand to the distribution system. T.A.L 5 will be offered to industrial users and other consumers in need of an extra-strength lubricant.

     (b)  Financial Information About Industry Segments.  Not applicable.

     (c)  Narrative Description of Business.

     WD-40 Company manufactures and markets three multi-purpose lubricant products known as "WD-40", "3-IN-ONE Oil", and "T.A.L 5". WD-40 is sold primarily in aerosol cans through chain stores, hardware and sporting goods stores, automotive parts outlets as well as through industrial distributors and suppliers. It has a wide variety of consumer uses (including household use, the care and protection of sporting goods, and marine and automotive equipment) as well as numerous industrial applications.

     3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is a market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. The product's high quality and the established distribution network that was acquired with the brand trademarks have enabled the product to gain international acceptance.

     T.A.L 5 was developed during the Company's last fiscal year as an extra-strength synthetic spray lubricant for heavy-duty applications. Marketing for T.A.L 5, commencing in fiscal year 1997, will be targeted at specialized users in the trades and general industry, especially manufacturing. T.A.L 5, which stands for "Triple Additive Lubricant / 5 functions", resists breakdown due to corrosion, friction, temperature, load and motion. It provides long-lasting film strength and durability which can ultimately help prolong the life of equipment. There are numerous competing heavy-duty spray lubricant products, none of which are seen as being dominant. T.A.L 5 is designed be competitive as a high quality multi-application product that can be funneled into the Company's existing distribution network.

     WD-40 Company is subject to competition from many similar products which perform some or all of the functions of WD-40, 3-IN-ONE Oil and T.A.L 5. The Company is aware of at least 250 competing products, some of which sell for lower prices. Competition in international markets varies by country. The Company has no way of estimating the total size of the market or the proportion of the market held by the Company.

     With the ongoing consolidation in the marketplace, many of the major retailers are aggressively pursuing additional trade allowances. These demands could produce a long-term negative impact on both sales and profits.

     Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials essential to the business. There are no environmental laws or regulations currently affecting capital expenditures. Recent focus on environmental regulations relating to VOC's (Volatile Organic Compounds) have resulted in a change in the formulation of the WD-40 brand product resulting in increases in product cost and product pricing. Such increases could have an adverse affect on the Company's competitive position.

     The Company has no patents, but relies upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE Oil and T.A.L 5 trademarks are registered in the United States and in various foreign countries.

     Ninety-eight (98) persons are employed by the United States parent corporation, nine (9) by the Company's Canadian subsidiary, thirty-six (36) by the United Kingdom subsidiary and six (6) by the Australian subsidiary.

     The Company operates in one business segment - the manufacture and sale of multi-purpose lubricants.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The information required by this item is incorporated by reference from Pages 11 and 12 of the Annual Report to Shareholders for the fiscal year ended August 31, 1996 under Note 4 - Business Segment and Foreign Operations. There are no material risks attendant to the Registrant's foreign operations.


ITEM 2 - Properties
------   ----------

     The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area.

     The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, MKll 3LF, England. The building consists of approximately 7,000 square feet of office space and 4,400 square feet of plant and storage area.

     The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Northbrook, Illinois; Philadelphia, Pennsylvania; and Thousand Oaks, California.

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


Executive Officers of the Registrant
------------------------------------

     The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:


Name                 Age  Position
                     ---  --------

Gerald C. Schleif    61   President and Chief Executive Officer; Mr. Schleif
                          joined the Company in 1969 and has held the elected offices of Vice President-Marketing, Executive Vice
                          President, Chief Operating Officer and Treasurer. He has been President since 1990 and Chief Executive
                          Officer since September 1992. Mr. Schleif has been a
                          Director since 1989.

Paul A. Thompsen     60   Vice President-Sales; Mr. Thompsen joined the
                          Company in 1982 as National Sales Manager and was elected Vice President-Sales in 1987.

Garry O. Ridge       40   Vice President-International; Mr. Ridge joined the
                          Company's Australian subsidiary, WD-40 Company
                          (Australia) Pty. Limited, in 1987 as Managing Director and was elected Vice President-International in June
                          1995.

Robert D. Gal        62   Former Treasurer and Assistant Secretary; Mr. Gal
                          joined the Company in 1986 as Controller and Assistant
                          Secretary. He was named Treasurer in 1993. Mr. Gal retired as of October 9, 1996.

Peter E. Williams    53   Treasurer; Mr. Williams joined the Company in August,
                          1996 as Controller and was named Treasurer on September 25, 1996.

     All officers hold office at the pleasure of the Board of Directors.

                                    PART II
                                    -------

ITEM 5 - Market For Registrant's Common Equity and Related Stockholder
------   -------------------------------------------------------------
         Matters
         -------

     The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 1996, the approximate number of holders of record of the Company's common stock was 2,280. Other information required in this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the year ended August 31, 1996 under the heading, "Stock Information".


ITEM 6 - Selected Financial Data
------   -----------------------

     See ITEM 7.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

     The information required in ITEMS 6 and 7 is incorporated by reference from Pages 19 and 20 and Pages 17 and 18, respectively, of the Annual Report to Shareholders for the fiscal year ended August 31, 1996.


ITEM 8 - Financial Statements and Supplementary Data
------   -------------------------------------------

     See the Index to Consolidated Financial Statements and Financial Statement Schedule on Page 7 of this report (ITEM 14(a)). Other information required by this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1996.


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

     The information required in ITEMS 10, 11, 12 and 13 is incorporated by reference from Pages 3, 4 and 5, Pages 5, 6, 7, 8 and 9, Pages 2 and 3, and Page 5, respectively, of the Proxy Statement for the annual meeting of shareholders, November 26, 1996.

                                    PART IV
                                    -------

ITEM 14 - Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K
          --------

     (a)  Documents filed as part of this report

                                 WD-40 COMPANY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of WD-40 Company and its subsidiaries, included in PART II, ITEM 8, are incorporated by reference from Pages 6-16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1996:

          1.   Financial Statements

Report of Independent Accountants

Consolidated Statement of Income for the three years ended August 31, 1996

Consolidated Balance Sheet at August 31, 1996 and 1995

Consolidated Statement of Shareholders' Equity for the three years ended August 31, 1996

Consolidated Statement of Cash Flows for the three years ended August 31, 1996

Notes to Consolidated Financial Statements

     The following financial statement schedule of WD-40 Company for the three years ended August 31, 1996 is included in PART II, ITEM 8:

                                                                     Page
                                                                     ----

          2.   Financial Statement Schedule

Report of Independent Accountants on
 Financial Statement Schedule                                         11

II - Consolidated Valuation and Qualifying Accounts and Reserves      12

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   Exhibits

Exhibit No.    Description
----------     -----------

               Articles of Incorporation and By-Laws.

               Articles of Incorporation.

      3(a) Restated Articles of Incorporation are incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 3(a) thereto.

      3(b) Restated By-Laws are incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 3(b) thereto.

               Material contracts.

               Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(d) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 14(c)).

    10(a) The Restated WD-40 Company Incentive Stock Option Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(a) thereto.

    10(b) The WD-40 Company Supplemental Death Benefit Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(b) thereto.

    10(c) The WD-40 Company Supplemental Retirement Benefit Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(c) thereto.

    10(d) The Restated WD-40 Company 1990 Incentive Stock Option Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(d) thereto.

    13 Annual Report to Shareholders for the fiscal year ended August 31, 1996; incorporated by reference in this report.

    21         Subsidiaries of the Registrant.

    23         Consent of Independent Accountants.

    27         Financial Data Schedule (electronic filing only).

      (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the Registrant's fiscal year ended August 31, 1996.



SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WD-40 COMPANY
                                    Registrant



                                    By /s/ Peter E. Williams
                                       --------------------------------
                                       PETER E. WILLIAMS, Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)
                                       November 26, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    /s/ Gerald C. Schleif
                                    ------------------------------------
                                    GERALD C. SCHLEIF
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)
                                    November 26, 1996


                                    /s/ John S. Barry
                                    ------------------------------------
                                    JOHN S. BARRY, Director
                                    November 26, 1996


                                    /s/ Harlan E. Harmsen
                                    ------------------------------------
                                    HARLAN F. HARMSEN, Director
                                    November 26, 1996

                                    /s/ Mario L. Crivello
                                    ------------------------------------
                                    MARIO L. CRIVELLO, Director
                                    November 26, 1996


                                    /s/ Margaret L. Roulette
                                    ------------------------------------
                                    MARGARET L. ROULETTE, Director
                                    November 26, 1996


                                    /s/ C. Fredrick Sehnert
                                    ------------------------------------
                                    C. FREDRICK SEHNERT, Director
                                    November 26, 1996


                                    /s/ Daniel W. Derbes
                                    ------------------------------------
                                    DANIEL W. DERBES, Director
                                    November 26, 1996


                                    /s/ Jack L. Heckel
                                    ------------------------------------
                                    JACK L. HECKEL, Director
                                    November 26, 1996


                                    /s/ Edward J. Walsh
                                    ------------------------------------
                                    EDWARD J. WALSH, Director
                                    November 26, 1996

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of WD-40 Company

Our audits of the consolidated financial statements referred to in our report dated October 4, 1996 appearing on Page 6 of the 1996 Annual Report to Shareholders of WD-40 Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

San Diego, California
October 4, 1996

                                                                     SCHEDULE II

WD-40 COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

                                                 ADDITIONS
                                  BALANCE AT     CHARGED TO                       BALANCE
                                  BEGINNING      COSTS AND                       AT END OF
                                  OF PERIOD      EXPENSES      DEDUCTIONS*        PERIOD
Reserve for bad debts and sales
  discounts:

  Year ended August 31, 1994      $  553,000     $ 1,116,000   $ 1,226,000       $  443,000
                                  ==========     ===========   ===========       ==========

  Year ended August 31, 1995      $  443,000     $   984,000   $   951,000       $  476,000
                                  ==========     ===========   ===========       ==========

  Year ended August 31, 1996      $  476,000     $ 1,085,000   $ 1,141,000       $  420,000
                                  ==========     ===========   ===========       ==========

* Write-off of doubtful accounts and sales discounts taken.

                               INDEX TO EXHIBITS
                               -----------------


                                                          Incorporated
                                                          By Reference
No.         Exhibit                                           Page
--          -------                                       ------------
 3(a)   Restated Articles of Incorporation                   8

 3(b)   Restated By-Laws                                     8

10(a)   Restated WD-40 Company Incentive
        Stock Option Plan                                    8

10(b)   WD-40 Company Supplemental Death Benefit Plan        8

10(c)   WD-40 Company Supplemental Retirement Benefit
        Plan                                                 8

10(d)   Restated WD-40 Company 1990 Incentive
        Stock Option Plan                                    8

13      Annual Report to Shareholders
        for the fiscal year ended
        August 31, 1996

21      Subsidiaries of the Registrant

23      Consent of Independent Accountants

27      Financial Data Schedule (electronic filing only).