Form 10-Q
period 1996-11-30
WD 40 CO
filed 1997-01-14
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                     20549

                         -----------------------------

                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1996
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

                                Yes [X]  No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock as of January 10, 1997                  7,746,082

Part I   Financial Information
Item 1.  Financial Statements

                                 WD-40 COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
                                    ASSETS
                                    ------

                                                (UNAUDITED)
                                             November 30, 1996     August 31, 1996
                                             -----------------     ---------------
Current assets:
  Cash and cash equivalents                    $  10,527,000        $  6,748,000
  Short-term investments                                                 104,000
  Trade accounts receivable, less allowance
   for cash discounts and doubtful accounts
   of $469,000 and $420,000                       21,649,000          21,440,000
  Product held at contract packagers               1,242,000           2,304,000
  Inventories                                      3,966,000           3,867,000
  Other current assets                             2,911,000           3,170,000
                                             -----------------     ---------------
    Total current assets                         40,295,000           37,633,000

Property, plant, and equipment, net               4,076,000            3,938,000
Long-term investments                             3,961,000            4,044,000
Goodwill                                         14,251,000           14,392,000
Other assets                                      1,929,000            1,651,000
                                             -----------------     ---------------
                                               $ 64,512,000         $ 61,658,000
                                             =================     ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities     $  5,844,000         $  5,784,000
  Accrued payroll and related expenses            1,645,000            2,737,000
  Income taxes payable                            3,820,000            1,879,000
  Current portion of long-term debt                 706,000              706,000
                                             -----------------     ---------------
    Total current liabilities                    12,015,000           11,106,000

Long-term debt:                                   2,427,000            2,427,000
Deferred income taxes                               597,000
Deferred employee benefits                          989,000              954,000
                                             -----------------     ---------------
                                                 16,028,000           14,487,000

Shareholders' equity:
  Common stock, no par value, 9,000,000
   shares authorized -- shares issued and
   outstanding of 7,744,712 and 7,720,953         7,572,000            6,603,000
  Paid-in capital                                   321,000              321,000
  Retained earnings                              40,109,000           40,425,000
  Cumulative translation adjustment                 482,000             (178,000)
                                             -----------------     ---------------
    Total shareholders' equity                   48,484,000           47,171,000
                                             -----------------     ---------------
                                               $ 64,512,000         $ 61,658,000
                                             =================     ===============

               (See accompanying notes to financial statements)

                                 WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  ------------------------------------------
                                  (UNAUDITED)

                                                    Three Months Ended
                                                        November 30
                                               ------------------------------
                                                   1996              1995
                                               -------------    -------------
Net sales                                      $  28,265,000    $  27,612,000
Cost of product sold                              11,419,000       11,686,000
                                               -------------    -------------

Gross profit                                      16,846,000       15,926,000
                                               -------------    -------------

Operating expenses:
  Selling, general & administrative                7,279,000        5,772,000
  Advertising & sales promotions                   2,245,000        2,038,000
  Amortization expense                               335,000
                                               -------------    -------------

Income from operations                             6,987,000        8,116,000
                                               -------------    -------------

Other income:
  Interest, net                                       21,000          238,000
  Other, net                                        (379,000)          42,000
                                               -------------    -------------

Income before income taxes                         6,629,000        8,396,000
Provision for income taxes                         2,389,000        3,130,000
                                               -------------    -------------

Net Income                                     $   4,240,000    $   5,266,000
                                               =============    =============

Earnings per share                             $        0.55    $        0.68
                                               =============    =============

Average number of shares
  outstanding                                      7,730,878        7,704,477
                                               =============    =============

               (See accompanying notes to financial statements)

                                 WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (UNAUDITED)

                                                            Three Months Ended
                                                               November 30
                                                        -----------------------------
                                                            1996               1995
                                                        -------------     -----------
Cash flows from operating activities:
  Net income                                            $   4,240,000     $ 5,266,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              214,000         165,000
    Amortization expense                                      335,000          83,000
    Loss on sale of equipment                                   8,000          16,000
  Changes in assets and liabilities:
    Accounts receivable                                       261,000       1,427,000
    Product held at contract packagers                      1,062,000         440,000
    Inventories                                                96,000         205,000
    Other assets                                              547,000         747,000
    Accounts payable and accrued expenses                  (1,300,000)     (2,746,000)
    Income taxes payable                                    1,845,000       1,379,000
    Long-term deferred employee benefits                       35,000           4,000
    Deferred taxes                                            295,000
                                                        -------------     -----------
    Net cash provided by operating activities               7,638,000       6,986,000
                                                        -------------     -----------
Cash flows from investing activities:
  Decrease in short-term investments                          104,000       8,807,000
  Increase in deposits                                                     (1,600,000)
  Proceeds from sale of equipment                              60,000          26,000
  Capital expenditures                                       (361,000)       (294,000)
                                                        -------------     -----------
    Net cash (used in) provided by
      investing activities                                   (197,000)      6,939,000
                                                        -------------     -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      969,000         108,000
  Dividends paid                                           (4,790,000)     (4,776,000)
                                                        -------------     -----------
    Net cash used in financing activities                  (3,821,000)     (4,668,000)
                                                        -------------     -----------

Effect of exchange rate changes on cash                       159,000         (88,000)
                                                        -------------     -----------
Increase in cash                                            3,779,000       9,169,000
Cash at beginning of period                                 6,748,000      11,090,000
                                                        -------------     -----------
Cash at end of period                                   $  10,527,000     $20,259,000
                                                        =============     ===========

               (See accompanying notes to financial statements)

                                 WD-40 COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996
                               -----------------
                                 (UNAUDITED)

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options, when applicable, using the treasury stock method.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
FIRST QUARTER OF FISCAL YEAR 1997 COMPARED TO FIRST QUARTER OF FISCAL YEAR 1996
-------------------------------------------------------------------------------

Consolidated net sales for the quarter were $28,265,000, an increase of 2.4% or $653,000 from a year ago. Currency exchange losses amounted to $432,000 for the quarter, versus no effect in the prior year. Management anticipates sales continuing to improve in subsequent quarters.

Cost of product sold declined to 40.4% of net sales this quarter versus 42.3% a year ago. Management believes that costs have stabilized and that there will be minimal inflationary impact for the remainder of fiscal year 1997.

Selling, general and administrative expenses increased $1,507,000 or 26.1% in the first quarter of fiscal year 1997 as compared to the same period in 1996. Such expenses as a percentage of net sales increased this quarter to 25.8% versus 20.9% last year. In addition to the normal increases in general overheads, the company experienced inflationary pressure on freight, airfares, and fuel surcharges due to increased petroleum prices.

Advertising and sales promotion expenses increased $207,000 or 10.2% due to the timing of overall promotional activities.

Net income decreased $1,026,000 or 19.5% due primarily to higher S, G & A expenses, foreign exchange losses, and amortization of goodwill related to the acquisition of 3-IN-ONE Oil. Net income as a percentage of net sales this quarter was 15.0% versus 19.1% in fiscal year 1996.


WD-40 COMPANY (U.S.)
--------------------

Net sales decreased $610,000 or 3.2% compared to last year. The primary reason for the sales decline of WD-40 was due to the change over to the CO/2/ propellant. The Company chose not to plan any major promotions during the first quarter because of the differences in pricing with the older WD-40. Export sales to the Pacific Rim were lower due to heavy purchasing during August, 1996.

Cost of product sold decreased to 40.8% of net sales this quarter as compared to 43.1% in fiscal year 1996.

Selling, general and administrative expenses increased $620,000 or 15.2%, to 25.7% of sales versus 21.9% last year.

Advertising and sales promotion expenses decreased $32,000 or 2.0% but remained flat at 8.3% of sales compared to 8.3% in the prior year.

Amortization expenses related to the acquisition of 3-IN-ONE Oil were $307,000 for this quarter, compared to zero for 1996.

As a result, net income was down by $2,720,000 or 45.5%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WD-40 COMPANY LTD. (U.K.)
-------------------------

Net sales for the quarter increased $1,609,000 or 23.7% compared to the same quarter in fiscal 1996. 3-IN-ONE sales combined with strong WD-40 sales into the Middle East prior to a price increase accounted for the gain.

Cost of product sold increased to 41.3% of net sales versus 38.9% in fiscal year 1996.

As a percentage of net sales, selling, general, and administrative expenses were 26.6% versus 20.1% last year, and advertising and sales promotion expenses increased to 6.0% versus 4.6% in 1996.

Foreign exchange activity resulted in a loss of $432,000 compared to a gain of $139,000 for the first quarter of 1996.

As a result of the factors described above, net income decreased $727,000 or 54.3%.

OTHER FOREIGN SUBSIDIARIES
--------------------------

Net sales decreased $113,000 or 5.2%.

Cost of product sold as a percentage of net sales was 47.0% versus 46.6% last year.

Net income was down 27.5% or $98,000 due primarily to the foreign exchange losses.

PRICE INCREASES
---------------

Prices increased 5%-9% worldwide in the first quarter of fiscal 1997, providing an approximate overall 6% increase compared to last year.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents increased $3,779,000 during the three months ended November 30, 1996 versus an increase of $9,169,000 for the same period of last year. The increase in the prior year was primarily due to the liquidation of short-term investments.

INTEREST AND OTHER INCOME, NET
------------------------------

Net interest income decreased by $217,000 due to reduced short-term investments. Other income, net, increased by $151,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The current ratio of 3.4-to-one on November 30, 1996 was unchanged from the current ratio on August 31, 1996.

The Company's primary source of liquidity are funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for fiscal year 1997 are expected to total approximately $1,200,000 principally for replacement of aged vehicles and updating of computer equipment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

        Exhibit No.            Description
        ----------             -----------
                               Articles of Incorporation and By-Laws

          3 (a) The Restated Articles of Incorporation are incorporated by reference from the Registrant's
                               Form 10-K Annual Report filed November 13, 1995,
                               Exhibit 3 (a) thereto.

          3 (b) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-K Annual
                               Report filed November 13, 1995, Exhibit 3 (b) thereto.

         27                    Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K.

                               No reports on Form 8-K were filed during the quarter ended November 30, 1996.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WD-40 COMPANY
                                 Registrant

Date:  January 13, 1997          /s/   PETER E. WILLIAMS
                                 ---------------------------------
                                     Peter E. Williams
                                     Chief Financial Officer
                                     (Principal Financial Officer)