Form 10-Q
period 1997-02-28
WD 40 CO
filed 1997-04-15
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.

                                     20549

                      ___________________________________


                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 1997
Commission File No. 0-6936-3

                                 WD-40 COMPANY

            (Exact Name of Registrant as specified in its charter)


     California                                        95-1797918
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

1061 Cudahy Place, San Diego, California                 92110
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (619) 275-1400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes    X      No
                                  --------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock as of April 10, 1997      7,761,255

Part I  Financial Information
Item 1. Financial Statements

                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------
                                     ASSETS
                                     ------

                                                                            (UNAUDITED)
                                                                        FEBRUARY 28, 1997  AUGUST 31, 1996
                                                                        -----------------  ---------------
Current assets:
  Cash and cash equivalents                                               $  4,961,000     $  6,748,000
  Short-term investments                                                                        104,000
  Trade accounts receivable, less allowance for
    cash discounts and doubtful accounts
    of $533,000 and $469,000                                                31,139,000       21,440,000
  Product held at contract packagers                                         2,539,000        2,304,000
  Inventories                                                                3,948,000        3,867,000
  Other current assets                                                       3,313,000        3,170,000
                                                                          ------------     ------------
    Total current assets                                                    45,900,000       37,633,000

Property, plant, and equipment, net                                          3,969,000        3,938,000
Long-term investments                                                        3,878,000        4,044,000
Goodwill, net                                                               13,951,000       14,392,000
Other assets                                                                 1,421,000        1,651,000
                                                                          ------------     ------------

                                                                          $ 69,119,000     $ 61,658,000
                                                                          ============     ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                $  9,912,000     $  5,784,000
  Accrued payroll and related expenses                                       1,151,000        2,737,000
  Income taxes payable                                                       3,636,000        1,879,000
  Current portion of long-term debt                                            706,000          706,000
                                                                          ------------     ------------
    Total current liabilities                                               15,405,000       11,106,000

Long-term debt:                                                              2,427,000        2,427,000
Deferred employee benefits                                                     992,000          954,000
                                                                          ------------     ------------
                                                                            18,824,000       14,487,000
Shareholders' equity:
  Common stock, no par value, 9,000,000 shares
    authorized -- shares issued and outstanding
    of 7,757,023 and 7,720,953                                               8,011,000        6,603,000
  Paid-in capital                                                              321,000          321,000
  Retained earnings                                                         41,872,000       40,425,000
  Cumulative translation adjustment                                             91,000         (178,000)
                                                                          ------------     ------------
    Total shareholders' equity                                              50,295,000       47,171,000
                                                                          ------------     ------------

                                                                          $ 69,119,000     $ 61,658,000
                                                                          ============     ============

    (See accompanying notes to consolidated condensed financial statements)

                                  WD-40 COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                   ------------------------------------------
                                   (UNAUDITED)

                                                          Three Months Ended              Six Months Ended
                                                    ----------------------------   ----------------------------
                                                    February 28     February 29    February 28      February 29
                                                    ------------    ------------   ------------    ------------
                                                         1997            1996           1997            1996
                                                    ------------    ------------   ------------    ------------
Net sales                                           $ 39,806,000    $ 35,080,000   $ 68,071,000    $ 62,692,000
Cost of product sold                                  17,472,000      15,100,000     28,891,000      26,786,000
                                                    ------------    ------------   ------------    ------------

Gross profit                                          22,334,000      19,980,000     39,180,000      35,906,000
                                                    ------------    ------------   ------------    ------------

Operating expenses:
  Selling, general & administrative                    7,532,000       6,914,000     14,811,000      12,603,000
  Advertising & sales promotions                       3,741,000       3,216,000      5,986,000       5,254,000
  Amortization expense                                   336,000         260,000        671,000         333,000
                                                    ------------    ------------   ------------    ------------


Income from operations                                10,725,000       9,600,000     17,712,000      17,716,000
                                                    ------------    ------------   ------------    ------------

Other income:
  Interest, net                                           25,000         177,000         46,000         415,000
  Other, net                                            (485,000)        106,000       (864,000)        148,000
                                                    ------------    ------------   ------------    ------------


Income before income taxes                            10,265,000       9,883,000     16,894,000      18,279,000
Provision for income taxes                             3,700,000       4,000,000      6,089,000       7,131,000
                                                    ------------    ------------   ------------    ------------

Net Income                                          $  6,565,000    $  5,883,000   $ 10,805,000    $ 11,148,000
                                                    ============    ============   ============    ============


Earnings per share                                  $       0.85    $       0.77   $       1.40    $       1.45
                                                    ============    ============   ============    ============


Average number of shares
  outstanding                                          7,749,667       7,707,585      7,740,272       7,706,043
                                                    ============    ============   ============    ============


    (See accompanying notes to consolidated condensed financial statements)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (UNAUDITED)

                                                                    Six Months Ended
                                                          -------------------------------------
                                                            February 28,         February 29,
                                                          ----------------     ----------------
                                                                1997                 1996
                                                          ----------------     ----------------
Cash flows from operating activities:

     Net income                                               $ 10,805,000    $ 11,148,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation                                               395,000         332,000
        Amortization expense                                       671,000         333,000
        Loss on sale of equipment                                   61,000          34,000

     Changes in assets and liabilities:
        Accounts receivable                                     (9,473,000)     (9,049,000)
        Product held at contract packagers                        (235,000)       (480,000)
        Inventories                                                 29,000        (429,000)
        Other assets                                               126,000         806,000
        Accounts payable and accrued expenses                    2,392,000         493,000
        Income taxes payable                                     1,706,000          (5,000)
        Long-term deferred employee benefits                        38,000          23,000
        Deferred taxes                                             226,000         900,000
                                                              ------------    ------------

     Net cash provided by operating activities                   6,741,000       4,106,000
                                                              ------------    ------------

Cash flows from investing activities:
     Decrease in short-term investments                            104,000      13,227,000
     Non-cash intangible assets of business acquired                           (15,047,000)
     Proceeds from sale of equipment                               197,000          60,000
     Capital expenditures                                         (657,000)       (618,000)
                                                              ------------    ------------

        Net cash used in investing activities                     (356,000)     (2,378,000)
                                                              ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      1,408,000         148,000
     Repayment of long-term debt                                                  (659,000)
     Dividends paid                                             (9,592,000)     (9,554,000)
                                                              ------------    ------------

        Net cash used in financing activities                   (8,184,000)    (10,065,000)
                                                              ------------    ------------

Effect of exchange rate changes on cash
     and cash  equivalents                                          12,000         (37,000)
                                                              ------------    ------------
Decrease in cash and cash equivalents                           (1,787,000)     (8,374,000)
Cash and cash equivalents at beginning of period                 6,748,000      11,090,000
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $  4,961,000    $  2,716,000
                                                              ============    ============

         (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                               -----------------
                                  (UNAUDITED)

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

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the three and six months ended February 28, 1997 and 1996 are $.85 and $1.40, and $.77 and $1.45, respectively. Pro forma diluted earnings per share for the same periods are $.84 and $1.39, and $.76 and $1.44, respectively.

RECLASSIFICATIONS

Certain fiscal 1996 amounts have been reclassified to conform to the current year presentation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
SECOND QUARTER OF FISCAL YEAR 1997 COMPARED TO SECOND QUARTER OF FISCAL YEAR
----------------------------------------------------------------------------
1996
----

Consolidated net sales for the quarter were $39,806,000, an increase of 13.5% or $4,726,000 from a year ago. Management anticipates that sales will continue to grow.

Cost of product sold increased to 43.9% of net sales this quarter versus 43.0% a year ago. Management believes that costs have stabilized and that there will be minimal inflationary impact for the remainder of fiscal year 1997.

Selling, general, and administrative expenses increased $618,000 or 8.9% in the second quarter of fiscal year 1997 as compared to the same period in 1996.
Such expenses as a percentage of net sales decreased this quarter to 18.9% versus 19.7% last year.

Advertising and sales promotion expenses increased $525,000 or 16.3%, (9.4% of sales) due to the timing of overall promotional activities. These expenses are expected to be with historical levels of 9% to 10% of sales at fiscal year end.

Net interest income decreased by $152,000 due to reduced short-term investments. Other income, net, decreased by $591,000, resulting primarily from losses realized on the sale of fixed assets and currency translation losses of $459,000 for the quarter, versus currency translation gains of $34,000 in the prior year.

Net income increased $682,000 or 11.6%. Net income as a percentage of net sales this quarter was 16.5% versus 16.8% in fiscal year 1996.


WD-40 COMPANY (U.S.)
--------------------

Net sales increased $2,894,000 or 11.5% compared to last year. The primary reason for the sales increase was an improvement in the US domestic market and increased export sales to Latin America and the Pacific Rim.

Cost of product sold increased to 45.8% of net sales this quarter as compared to 43.9% in fiscal year 1996, primarily due to the mix of sales generated by promotional packaging, export sales and 3-IN-ONE Oil.

Selling, general and administrative expenses decreased $250,000 or 5.0%, to 17.1% of sales versus 20.0% last year, reflecting the reorganization of our US sales department. Prior year results also included a number of "one-time" expenses related to the purchase of the 3-IN-ONE brand.

Advertising and sales promotion expenses increased 34.5%, or $709,000 to 9.9% of sales compared to 8.3% in the prior year, primarily due to the timing of promotional activities.

Amortization expenses related to the acquisition of 3-IN-ONE Oil were $307,000 for this quarter, compared to $149,000 for 1996.

As a result, net income was up by $935,000 or 20.4%.

ITEM 2.    (CONTINUED)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

WD-40 COMPANY LTD. (U.K.)
-------------------------

Net sales for the quarter increased $1,895,000 or 23.9% compared to the same quarter in fiscal 1996, benefiting from a 6.5% favorable currency exchange rate on consolidation. 3-IN-ONE sales combined with strong WD-40 sales into the Middle East and European markets accounted for the gain.

Cost of product sold increased to 42.0% of net sales versus 38.8% in fiscal year 1996 primarily due to increased sales to European and distributor markets in the Middle East.

As a percentage of net sales, selling, general, and administrative expenses were 24.3% versus 20.1% last year, resulting from increased overhead due to the additional infrastructure put in place to manage the growth of the business. Advertising and sales promotion expenses decreased to 7.7% versus 12.4% in 1996, primarily due to the timing of promotional activities.

Foreign exchange activity resulted in a loss of $459,000 compared to a gain of $34,000 in the second quarter of 1996.

As a result of the factors described above, net income decreased $282,000 or 28.4%.

OTHER FOREIGN SUBSIDIARIES
--------------------------

Net sales increased $337,000 or 14.1% due primarily to increased sales in the Canadian Market.

Cost of product sold as a percentage of net sales was 46.1% versus 48.4% last year, principally from an increase in pricing for the Canadian market.

Net income increased by 6.4%, or $28,000 due primarily to increased sales in the Canadian market and the higher gross profit percentage.

SIX MONTHS FISCAL YEAR 1997 VERSUS SIX MONTHS FISCAL YEAR 1996
--------------------------------------------------------------

Consolidated net sales were $68,071,000 an increase of $5,379,000 or 8.6% over the same fiscal year period in 1996. Management anticipates that sales will continue to grow.

Cost of product sold as a percentage of net sales has remained relatively consistent at 42.4% versus 42.7% in the prior year period.

Selling, general, and administrative expenses increased $2,208,000 or 17.5% and, as a percentage of sales, increased to 21.8% of sales, in comparison to 20.1% in the prior year period.

Advertising and sales promotion expenses increased $732,000 or 13.9% and, as a percentage of sales increased to 8.8% of sales, in comparison to 8.4% in the prior year period. The increase is due to the timing of overall promotional activities.

Amortization of goodwill increased $338,000 due to being only a partial-period expense in the second quarter of fiscal year 1996.

Net interest income decreased by $369,000 due to reduced short-term investments. Other income, net, decreased by $1,012,000 due to losses realized on the sale of fixed assets and foreign currency translation losses.

Net income decreased $343,000 or 3.1% due the items described above.

ITEM 2. (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WD-40 COMPANY (U.S.)
--------------------

Net sales increased $2,284,000 or 5.2%. The primary reason for the sales increase was an improvement in the U.S. domestic market and increased export sales to Latin America and the Pacific Rim.

Cost of product sold as a percent of net sales remained relatively consistent at 43.4% versus 43.5% in the prior year period.

Selling, general, and administrative expenses as a percentage of net sales remained relatively consistent at 20.5% versus 20.3% in the prior year period.

Advertising and promotion expenses as a percentage of net sales increased to 9.3% versus 8.3% in the prior year period primarily due to the timing of promotional activities.

Amortization expense increased $298,000 due to being only a partial-period expense in the second quarter of fiscal year 1996.

Net interest income decreased $237,000 due to reduced short-term investments.

Net income decreased $1,784,000 or 16.9% due to increased expenses as described above.


WD-40 COMPANY LTD. (U.K.)
-------------------------

Net sales increased $3,504,000 or 23.8% compared to the prior year period, primarily attributed to 3-IN-ONE sales and strong WD-40 sales into the Middle East and European markets.

Cost of product sold as a percent of net sales increased to 41.7% versus 38.8% in the prior year period primarily due to increased sales to European and distributor markets in the Middle East.

Selling, general, and administrative expenses as a percentage of net sales increased to 25.4% versus 20.0% in the prior year period primarily from increased overheads resulting from the additional infrastructure put in place to manage the growth of the business.

Advertising and promotional expense as a percentage of net sales decreased to 6.9% versus 8.8% in the prior year period primarily due to the timing of promotional activities.

Foreign currency fluctuations resulted in translation losses of $891,000 compared to translation gains of $173,000 in the prior year period.

Net income decreased $1,009,000 or 43.2% due to the items described above.

ITEM 2. (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER FOREIGN SUBSIDIARIES
--------------------------

Net sales increased $224,000 or 4.9% due primarily to increased sales in the Canadian market.

Cost of product sold as a percentage of sales decreased to 46.5% from 47.6% in the prior year period.

Advertising and sales promotion expenses increased $91,000 or 26.1%, primarily due to the timing of promotional activities.

Net interest income decreased by $84,000 due to reduced short-term investments.

Net interest income decreased by $70,000 or 8.8% due to increased expenses as described above.

PRICE INCREASES
---------------

The company is in the process of increasing prices globally during FY 1997 to compensate for the additional costs incurred due to the conversion to a CO/2/ propellant. During the second quarter, prices to Middle-East distributors were increased approximately 9%.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents decreased $5,566,000 during the three months ended February 28, 1997 versus a decrease of $17,543,000 for the same period of last year. The decrease in the current quarter was due to increased working capital requirements. The decrease in the prior year was primarily due to the acquisition of the 3-IN-ONE brand.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The current ratio of 3.0 on February 28, 1997 represents a decrease from the current ratio of 3.4 at August 31, 1996. An increase in trade accounts receivable related to promotional activities was responsible for the ratio decrease.

The Company's primary source of liquidity are funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for fiscal year 1997 are expected to total approximately $1,200,000, principally for replacement of aged vehicles and updating computer equipment.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a)      Exhibits.

     Exhibit No.    Description
     -----------    -----------

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

       3 (b) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-K Annual Report filed November 13, 1995, Exhibit 3 (b) thereto.

       27           Financial Data Schedule (electronic filing only)


         (b)        Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter ended February 28, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WD-40 COMPANY
                                  Registrant



Date:  April 14, 1997             /s/ Peter e. Williams
                                  -----------------------------------
                                   Peter E. Williams
                                   Chief Financial Officer
                                   (Principal Financial Officer)