Form 10-Q
period 1997-05-31
WD 40 CO
filed 1997-07-14
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                      ___________________________________


                                   FORM 10-Q

                  QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1997
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
                                                Yes    X      No
                                                      ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of July 11, 1997                    15,561,008

Part I  Financial Information
Item 1. Financial Statements

                                 WD-40 Company
                     Consolidated Condensed Balance Sheet
                     ------------------------------------
                                    Assets
                                    ------

                                                (Unaudited)
                                                May 31, 1997     August 31, 1996
                                                ------------     ---------------
Current assets:
  Cash and cash equivalents                     $  8,084,000      $   6,748,000
  Short-term investments                                                104,000
  Trade accounts receivable, less allowance
   for cash discounts and doubtful accounts
   of $481,000 and $420,000                       22,340,000         21,440,000
  Product held at contract packagers               2,507,000          2,304,000
  Inventories                                      3,668,000          3,867,000
  Other current assets                             3,101,000          3,170,000
                                                ------------      -------------
    Total current assets                          39,700,000         37,633,000

Property, plant, and equipment, net                4,011,000          3,938,000
Long-term investments                              3,794,000          4,044,000
Goodwill, net                                     13,706,000         14,392,000
Other assets                                       1,421,000          1,651,000
                                                ------------      -------------
                                                $ 62,632,000      $  61,658,000
                                                ============      =============

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities      $  4,243,000     $    5,784,000
  Accrued payroll and related expenses             2,333,000          2,737,000
  Income taxes payable                             1,568,000          1,879,000
  Current portion of long-term debt                  756,000            706,000
                                                ------------      -------------
    Total current liabilities                      8,900,000         11,106,000

Long-term debt                                     1,671,000          2,427,000
Deferred employee benefits                         1,026,000            954,000
                                                ------------      -------------
                                                  11,597,000         14,487,000
Shareholders' equity:
  Common stock, no par value, 18,000,000
   shares authorized -- shares issued and
   outstanding of 15,544,450 and 15,441,906        8,338,000          6,603,000
  Paid-in capital                                    321,000            321,000
  Retained earnings                               42,193,000         40,425,000
  Cumulative translation adjustment                  183,000           (178,000)
                                                ------------      -------------
    Total shareholders' equity                    51,035,000         47,171,000
                                                ------------      -------------
                                                $ 62,632,000      $  61,658,000
                                                ============      =============

    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 Company
                  Consolidated Condensed Statement of Income
                  ------------------------------------------
                                  (Unaudited)

                           Three Months Ended            Nine Months Ended
                        -------------------------    ---------------------------
                          May 31        May 31          May 31         May 31
                        -----------   -----------    ------------    -----------
                           1997          1996            1997           1996
                        -----------   -----------    ------------    -----------
Net sales               $34,525,000   $34,228,000    $102,596,000    $96,920,000
Cost of product sold     14,884,000    15,484,000      43,775,000     42,270,000
                        -----------   -----------    ------------    -----------
Gross profit             19,641,000    18,744,000      58,821,000     54,650,000
                        -----------   -----------    ------------    -----------
Operating expenses:
 Selling, general &
  administrative          7,234,000     7,620,000      22,045,000     20,223,000
 Advertising & sales
  promotions              3,775,000     3,407,000       9,761,000      8,661,000
 Amortization expense       336,000       334,000       1,007,000        667,000
                        -----------   -----------    ------------    -----------
Income from operations    8,296,000     7,383,000      26,008,000     25,099,000

Other income:
 Interest, net               (2,000)       10,000          44,000        425,000
 Other, net                (167,000)       26,000      (1,031,000)       174,000
                        -----------   -----------    ------------    -----------
Income before income
 taxes                    8,127,000     7,419,000      25,021,000     25,698,000
Provision for income
 taxes                    2,993,000     2,383,000       9,082,000      9,514,000
                        -----------   -----------    ------------    -----------
Net Income              $ 5,134,000   $ 5,036,000    $ 15,939,000    $16,184,000
                        ===========   ===========    ============    ===========
Earnings per share            $0.33         $0.33           $1.03          $1.05
                        ===========   ===========    ============    ===========
Average number of
 shares outstanding      15,530,010    15,429,422      15,497,276     15,417,856
                        ===========   ===========    ============    ===========

    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 Company
                Consolidated Condensed Statement of Cash Flows
                ----------------------------------------------
                                  (Unaudited)

                                                          Nine Months Ended
                                                      --------------------------
                                                         May 31        May 31
                                                      ------------  ------------
                                                          1997           1996
                                                      ------------  ------------
Cash flows from operating activities:

   Net income                                         $ 15,939,000  $ 16,184,000
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           582,000       502,000
    Amortization expense                                 1,007,000       667,000
    Loss on sale of equipment                               56,000        39,000

   Changes in assets and liabilities:
    Accounts receivable                                   (644,000)   (2,192,000)
    Product held at contract packagers                    (203,000)       98,000
    Inventories                                            320,000    (1,309,000)
    Other assets                                           340,000       154,000
    Accounts payable and accrued expenses               (2,107,000)      310,000
    Income taxes payable                                  (365,000)   (1,763,000)
    Long-term deferred employee benefits                    73,000        42,000
    Deferred taxes                                         221,000       659,000
                                                      ------------  ------------
  Net cash provided by operating activities             15,219,000    13,391,000
                                                      ------------  ------------

Cash flows from investing activities:
  Decrease in short-term investments                       104,000    13,227,000
  Non-cash intangible assets of business acquired                    (15,047,000)
  Proceeds from sale of equipment                          202,000       140,000
  Capital expenditures                                    (883,000)   (1,002,000)
                                                      ------------  ------------
      Net cash used in investing activities               (577,000)   (2,682,000)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 1,735,000       439,000
  Repayment of long-term debt                             (706,000)     (659,000)
  Dividends paid                                       (14,405,000)  (14,336,000)
                                                      ------------  ------------
      Net cash used in financing activities            (13,376,000)  (14,556,000)
                                                      ------------  ------------

Effect of exchange rate changes on cash and
 cash equivalents                                           70,000        47,000
                                                      ------------  ------------
Increase (decrease) in cash and cash equivalents         1,336,000    (3,800,000)
Cash and cash equivalents at beginning of period         6,748,000    11,090,000
                                                      ------------  ------------
Cash and cash equivalents at end of period            $  8,084,000  $  7,290,000
                                                      ============  ============


    (See accompanying notes to consolidated condensed financial statements)

                                 WD-40 COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 May 31, 1997
                                 ------------
                                  (Unaudited)

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


Reclassifications

Certain fiscal 1996 amounts have been reclassified to conform to the current year presentation. On June 23, 1997, the Company declared a two-for-one stock split which was effective on July 11, 1997. All share and per share amounts have been retroactively restated to reflect the stock split.


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

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the three and nine months ended May 31, 1997 and 1996 are $.33 and $1.03, and $.33 and $1.05, respectively. Pro forma diluted earnings per share for the same periods are $.33 and $1.03, and $.33 and $1.05, respectively.

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

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS

         Results of Operations
         ---------------------
         Third Quarter of Fiscal Year 1997 compared to Third Quarter of Fiscal
         ---------------------------------------------------------------------
         Year 1996
         ---------

         Consolidated net sales for the quarter were $34,525,000, an increase of 0.9% or $297,000 from the comparable prior year period. Management anticipates that the rate of sales growth will increase.

         Cost of product sold decreased to 43.1% of net sales this quarter versus 45.2% in the comparable prior year period. Management believes that costs have stabilized and that there will be minimal inflationary impact for the remainder of fiscal year 1997.

         Selling, general, and administrative expenses decreased $386,000 or 5.1% in the third quarter of fiscal year 1997 as compared to the same period in 1996. Such expenses as a percentage of net sales decreased this quarter to 21.0% from 22.3% in the comparable prior year period.

         Advertising and sales promotion expenses increased $368,000 or 10.8%, (10.9% of sales) due to the timing of overall promotional activities. These expenses are expected to be within historical levels of 9% to 10% of sales at fiscal year end.

         Amortization expense primarily related to the acquisition of 3-IN-ONE was flat at $336,000 for this quarter versus $334,000 for the same period one year ago.

         Net interest expense was $2,000 versus interest income of $10,000 in the prior year quarter due to reduced short-term investments. Other income, net, was a loss of $167,000 for the quarter, resulting primarily from currency translation losses of $169,000, versus other income of $26,000 in the prior year period.

         Net income increased $98,000 or 1.9%. Net income as a percentage of net sales this quarter was 14.9% versus 14.7% in the comparable prior year period.

         WD-40 Company (U.S.)
         --------------------

         Net sales increased $742,000 or 3.1% compared to the same period in the prior year. The increase was primarily due to stronger 3-IN-ONE sales. However export sales were soft, reflecting decreased promotional opportunities in Asia and changes in certain Latin-American import regulations.

         Cost of product sold decreased to 43.8% of net sales this quarter as compared to 46.4% in the comparable prior year period, reflecting some flow-through from the Company's price increases earlier this fiscal year and the promotional mix of sales.

         Selling, general, and administrative expenses decreased $365,000 or 7.0%, to 19.7% of sales versus 22.0% in the comparable prior year period, reflecting a reduction in outside professional expenses and the restructuring of our US sales department. The comparable prior year period results also included a number of "one-time" expenses related to the purchase of the 3-IN-ONE brand.

         Advertising and sales promotion expenses increased $75,000 but were almost flat at 11.1% of sales.

         As a result of the factors discussed above, net income increased by $688,000 or 16.2%.

Item 2. (Continued) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        WD-40 Company Ltd. (U.K.)
        -------------------------

        Net sales for the quarter decreased $638,000 or 7.7% compared to the same quarter in fiscal 1996. The prior year quarter was very strong due to promotional buy-ins in anticipation of the July 1996 price increase.

        Cost of product sold increased to 41.7% of net sales versus 40.9% in the comparable prior year period primarily due to the mix of products sold, export sales, the effect of 3-IN-ONE Oil, and sales promotions.

        As a percentage of net sales, selling, general, and administrative expenses were 25.1% versus 22.1% in the comparable prior year period, resulting from increased overhead due to the additional infrastructure put in place to manage the growth of the business. Advertising and sales promotion expenses increased to 11.2% of sales versus 6.3% of sales in the comparable prior year period primarily due to the timing of promotional activities.

        Foreign currency fluctuations resulted in translation losses of $169,000 compared to translation gains of $56,000 in the third quarter of fiscal 1996.

        As a result of the factors described above, net income decreased $591,000 or 56.0%.

        Other Foreign Subsidiaries
        --------------------------

        Net sales increased $261,000 or 12.0% due primarily to increased sales in the Canadian Market.

        Cost of product sold as a percentage of net sales was 48.2% versus 49.5% in the comparable prior year period, principally from an increase in pricing for the Canadian market.

        Net income increased by $48,000 or 14.0%, due primarily to increased sales in the Canadian market and the higher gross profit percentage.

        Nine Months Fiscal Year 1997 versus Nine Months Fiscal Year 1996
        ----------------------------------------------------------------

        Consolidated net sales were $102,596,000 an increase of $5,676,000 or 5.9% over the same period in 1996. Management anticipates that sales will continue to grow.

        Cost of product sold as a percentage of net sales decreased slightly to 42.7% versus 43.6% in the prior year period.

        Selling, general, and administrative expenses increased $1,822,000 or 9.0% but remained relatively constant at 21.5% of sales, in comparison to 20.9% in the prior year period.

        Advertising and sales promotion expenses increased $1,100,000 or 12.7% and, as a percentage of sales, increased to 9.5% of sales, in comparison to 8.9% in the prior year period. The increase is due to the timing of overall promotional activities.

        Amortization expense increased $340,000 due to being only a partial-period expense during the comparable prior year period.

        Net interest income decreased by $381,000 due to reduced short-term investments. Other income, net, decreased by $1,205,000 due to losses realized on the sale of fixed assets and foreign currency translation losses.

        Net income decreased $245,000 or 1.5% due the items described above.

Item 2. (Continued)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        WD-40 Company (U.S.)
        --------------------

        Net sales increased $3,026,000 or 4.4%. The primary reasons for the sales increase was an improvement in the U.S. and stronger sales of 3-IN-ONE Oil.

        Cost of product sold as a percent of net sales remained fairly consistent at 43.8% versus 44.5% in the prior year period.

        Selling, general, and administrative expenses as a percentage of net sales remained relatively consistent at 20.2% versus 21.4% in the prior year period.

        Advertising and promotion expenses as a percentage of net sales were also consistent at 9.9% versus 9.4% in the prior year period.

        Amortization expense increased $298,000 due to being only a partial-period expense in the comparable prior year period.

        Interest and other expense for the period was $14,000 compared to net interest and other income of $258,000 in the comparable prior year period due to reduced short-term investments.

        Net income decreased $1,096,000 or 7.4% due to the combination of items noted above.


        WD-40 Company Ltd. (U.K.)
        -------------------------

        Net sales increased $2,866,000 or 12.5% compared to the prior year period, primarily attributed to 3-IN-ONE sales and strong WD-40 sales into the Middle East and European markets.

        Cost of product sold as a percent of net sales increased to 41.7% versus 39.6% in the prior year period primarily due to the mix of product sold, the increased proportion of 3-IN-ONE sales, and increased sales to European and distributor markets in the Middle East.

        Selling, general, and administrative expenses as a percentage of net sales increased to 25.3% versus 20.5% in the prior year period primarily from increased overhead costs resulting from the additional infrastructure put in place to manage the growth of the business.

        Advertising and promotional expenses as a percentage of net sales were consistent at 8.2% versus 7.9% in the comparable prior year period.

        Foreign currency fluctuations resulted in translation losses of $1,059,000 compared to translation gains of $117,000 in the prior year period.

        Net income decreased $1,601,000 or 47.2% due to the items described above.

Item 2. (Continued)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        Other Foreign Subsidiaries
        --------------------------

        Net sales increased $485,000 or 7.2% due primarily to increased sales in the Canadian market.

        Cost of product sold as a percentage of sales decreased to 47.1% from 48.2% in the prior year period.

        Advertising and sales promotion expenses increased $52,000 or 9.3%, primarily due to the timing of promotional activities.

        Net interest income decreased by $91,000 due to reduced short-term investments.

        Net income decreased by $22,000 or 2.0% due to the factors described above.

        Price Increases
        ---------------

        The company is in the process of increasing prices globally during FY 1997 to compensate for the additional costs incurred due to the conversion to a CO2 propellant. The effects of the flow through from the 1996 price increase are minimal. During the third quarter the company did not initiate any price increases.

        Cash and Cash Equivalents
        -------------------------

        Cash and cash equivalents increased $3,127,000 during the three months ended May 31, 1997 versus an increase of $4,574,000 for the same period last year. The increase during the current quarter was due to strong collection activity on the prior quarter-end trade accounts receivable.

        Liquidity and Capital Resources
        -------------------------------

        The current ratio of 4.4 on May 31, 1997 represents an increase from the current ratio of 3.4 at August 31, 1996. An increase in cash and cash equivalents was responsible for the ratio increase.

        The Company's primary source of liquidity are funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for the remainder of fiscal year 1997 are expected to total approximately $200,000 related to building improvements, sundry office equipment purchases, and updating computer equipment.

        Private Securities Litigation Reform Act of 1995
        ------------------------------------------------
        Safe Harbor for Forward-Looking Statements
        ------------------------------------------

        This Form 10-Q contains forward-looking statements concerning the Company's outlook for sales, earnings, dividends, and other financial results. Such statements are subject to certain risks and uncertainties, including, but not limited to, general economic conditions in significant worldwide markets, new product acceptance by end users, product liability and other litigation, and the impact of inflation and trade account policies. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors affecting the Company's business, including disclosures in this Form 10-Q as well as the Company's Annual Report, and Forms 10-K and 8-K filed with the Securities Exchange Commission.

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K.

  (a)     Exhibits.

        Exhibit No.     Description
        -----------     -----------

                        Articles of Incorporation and By-Laws

             3(a) The Restated Articles of Incorporation are incorporated by reference from the Registrant's Annual Report on Form 10-K filed November 13, 1995, Exhibit 3(a) thereto.


             3(b) The Restated By-Laws are incorporated by reference from the Registrant's Annual Report on Form 10-K filed November 13, 1995, Exhibit 3(b) thereto.


            27          Financial Data Schedule (electronic filing only)


  (b)     Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended May 31, 1997.


SIGNATURES
----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WD-40 COMPANY
                                        Registrant


                                /s/ PETER E. WILLIAMS
Date:  July 14, 1997            -----------------------------
                                Peter E. Williams
                                Chief Financial Officer
                                (Principal Financial Officer)