Form 10-K
period 1997-09-30
WD 40 CO
filed 1997-11-28
CIK 105132

                                  FORM  10-K
                                  ----------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                      ----------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended                          Commission File No.
    August 31, 1997                                      0-6936-3
    ---------------                                      --------

                                 WD-40 COMPANY
                                 -------------
               (Exact Name of Registrant as specified in Charter)


         California                                     95-1797918
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

 1061 Cudahy Place, San Diego, California                  92110
------------------------------------------            --------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (619) 275-1400
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  None
                 ----

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, no par value
                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X   No    .
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____.

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 10, 1997 was $372,530,000.

As of October 10, 1997 the Registrant had 15,563,792 shares of Common Stock outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE
     -----------------------------------

     The Proxy Statement for the annual meeting of shareholders on November 25, 1997 is incorporated by reference into PART III, Items 10-13. The Annual Report to Shareholders for the fiscal year ended August 31, 1997 is incorporated by reference into PART I, ITEM 1, PART II, ITEMS 5-8, and PART IV.

                                     PART I
                                     ------

ITEM 1 - Business
-----------------

     (a)  General Development of Business.

     For more than four decades, WD-40 Company sold only one petroleum-based product, known as "WD-40." WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant and moisture displacer. In December 1995 the Company acquired the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general purpose lubricant. During the fiscal year ended August 31, 1996, the Company developed a third product, T.A.L 5, which was introduced to the market in fiscal year 1997. T.A.L 5 is an extra-strength synthetic lubricant for heavy-duty applications.

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

     At the same time, the 3-IN-ONE Oil brand has been introduced to the Company's existing distribution system on a targeted basis. The 3-IN-ONE Oil brand will offer the greatest potential in developing economies worldwide where it can be sold in small, affordable units that may provide people in these markets with an introduction to lubricants.

     In maturing, industrial markets, including North America, the U.K., and Australia, the Company will focus on growth in sales of the WD-40 brand and the introduction of the T.A.L 5 brand to the distribution system. T.A.L 5 will be offered to industrial users and other consumers in need of an extra-strength lubricant.

     (b)  Financial Information About Industry Segments.  Not applicable.

     (c)  Narrative Description of Business.

     WD-40 Company manufactures and markets three multi-purpose lubricant products known as "WD-40," "3-IN-ONE Oil," and "T.A.L 5." WD-40 is sold primarily in aerosol cans through chain stores, hardware and sporting goods stores, automotive parts outlets as well as through industrial distributors and suppliers. It has a wide variety of consumer uses (including household use, the care and protection of sporting goods, and marine and automotive equipment) as well as numerous industrial applications.

     3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is a market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product's high quality and the established distribution network that was acquired with the brand trademarks have enabled the product to gain international acceptance.

     T.A.L 5 was developed during the Company's 1996 fiscal year as an extra strength synthetic spray lubricant for heavy-duty applications. Marketing for T.A.L 5 is targeted at specialized users in the trades and general industry, especially manufacturing. T.A.L 5, which stands for "Triple Additive Lubricant / 5 functions," resists breakdown due to corrosion, friction, temperature, load, and motion. It provides long-lasting film strength and durability which can ultimately help prolong the life of equipment. There are numerous competing heavy-duty spray lubricant products, none of which are seen as being dominant. T.A.L 5 is designed to be competitive as a high quality multi-application product that can be funneled into the Company's existing distribution network.

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

     The Company has no patents, but relies upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE Oil and T.A.L 5 trademarks are registered in the United States and in various foreign countries.

     Ninety-three (93) persons are employed by the United States parent corporation, ten (10) by the Company's Canadian subsidiary, fifty-two (52) by the United Kingdom subsidiary, and eleven (11) by the Australian subsidiary.

     The Company operates in one business segment -- the manufacture and sale of multi-purpose lubricants.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The information required by this item is incorporated by reference from Page 12 of the Annual Report to Shareholders for the fiscal year ended August 31, 1997 under Note 4 -- Business Segment and Foreign Operations. There are no material risks attendant to the Registrant's foreign operations.


ITEM 2 - Properties
-------------------

     The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area.

     The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,000 square feet of office space and 4,700 square feet of plant and storage area.

     The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Miami, Florida; Northbrook, Illinois; Thousand Oaks, California, and Trevose, Pennsylvania.

     The Company leases approximately 2,000 square feet of office space in Etobicoke, Ontario, Canada.

     The Company leases approximately 2,500 square feet of office space in Epping, New South Wales, Australia.

     The Company leases approximately 1,800 square feet of office space in Kuala Lumpur, Malaysia.

     The Company believes that these properties should be sufficient to meet the Company's needs for office and plant facilities for several years.


ITEM 3 - Legal Proceedings
--------------------------

     Not Applicable.


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.

     Executive Officers of the Registrant
     ------------------------------------

     The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name                   Age  Position
----                   ---  --------
Garry O. Ridge         41   President and Chief Executive Officer: Mr. Ridge
                            joined the Company's Australian subsidiary, WD-40
                            Company (Australia) Pty. Limited, in 1987 as
                            Managing Director and has held several senior
                            management positions prior to his election as CEO in
                            1997.

Michael L. Freeman     44   Vice President Administration, Chief Information
                            Officer: Mr. Freeman joined the Company in 1990 as
                            Director of marketing and was named Director of
                            Operations in 1994. He was named Vice President
                            Administration and Chief Information Officer in
                            December, 1996.

Geoffrey J. Holdsworth 35   Managing Director, Asia Pacific, WD-40 Company
                            (Australia) Pty. Ltd.: Mr. Holdsworth joined the
                            Company's Australian subsidiary, WD-40 Company
                            (Australia) Pty. Limited, in 1996 as General
                            Manager, Australia. Prior to joining WD-40 Company,
                            Mr. Holdsworth held sales management positions at
                            Columbia Pelikan Pty. Ltd., Australia.

Graham P. Milner       43   Vice President, Sales and Marketing, The Americas:
                            Mr. Milner joined the Company in 1992 as
                            International Director, and was appointed Vice
                            President, Sales and Marketing, The Americas in
                            March, 1997.


William B. Noble       39   Managing Director, Europe, WD-40 Company Ltd.
                            (U.K.): Mr. Noble joined the Company's Australian
                            subsidiary, WD-40 Company (Australia) Pty.
                            Limited, in 1993 as International Marketing Manager
                            for the Asia Region. He was appointed Managing
                            Director, Europe in December, 1996.


Peter E. Williams      54   Vice President Finance, Chief Financial Officer,
                            Treasurer and Assistant Secretary:  Mr. Williams
                            joined the Company in 1996 as Controller and was
                            named Vice President Finance and Chief Financial
                            Officer in December, 1996. Prior to joining WD-40
                            Company, Mr. Williams held financial management
                            positions at Silicon Graphics, Inc.

     All officers hold office at the pleasure of the Board of Directors.

                                    PART II
                                    -------

ITEM 5 - Market For Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

     The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 1997, the approximate number of holders of record of the Company's common stock was 2,226. Other information required in this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the year ended August 31, 1997 under the heading, "Stock Information."


ITEM 6 - Selected Financial Data
--------------------------------

     See ITEM 7.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information required in ITEMS 6 and 7 is incorporated by reference from Pages 19 and 20; and Pages 17 and 18, respectively, of the Annual Report to Shareholders for the fiscal year ended August 31, 1997.


ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     See the Index to Consolidated Financial Statements and Financial Statement Schedule on Page 7 of this report (ITEM 14(a)). Other information required by this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1997.


ITEM 9 - Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.



                                    PART III
                                    --------


ITEM 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     See ITEM 13.


ITEM 11 - Executive Compensation
--------------------------------

     See ITEM 13.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     See ITEM 13.

ITEM 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required in ITEMS 10, 11, 12 and 13 is incorporated by reference from Pages 4, 5, and 6; Pages 6, 7, 8, 9, 10, 11, and 12; Pages 2 and 4; and Page 5; respectively, of the Proxy Statement for the annual meeting of shareholders, November 25, 1997.



                                    PART IV
                                    -------

ITEM 14 - Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  Documents filed as part of this report


                                 WD-40 COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements of WD-40 Company and its subsidiaries, included in PART II, ITEM 8, are incorporated by reference from Pages 6-16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1997:

     1. Financial Statements

Report of Independent Accountants

Consolidated Statement of Income for the three years ended August 31, 1997

Consolidated Balance Sheet at August 31, 1997 and 1996

Consolidated Statement of Shareholders' Equity for the three years ended August 31, 1997

Consolidated Statement of Cash Flows for the three years ended August 31, 1997

Notes to Consolidated Financial Statements

     The following financial statement schedule of WD-40 Company for the three years ended August 31, 1997 is included in PART II, ITEM 8:

     2.  Financial Statement Schedule

                                                                            Page
                                                                            ----
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

  3(c)        Amendment No. 1 to Restated By-Laws.

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

 10(d)        Second Amendment and Restatement, WD-40 Company 1990 Incentive
              Stock Option Plan.

 13           Annual Report to Shareholders for the fiscal year ended August
              31, 1997; incorporated by reference in this report.

 21           Subsidiaries of the Registrant.

 23           Consent of Independent Accountants.

 27           Financial Data Schedule (electronic filing only).

     (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the Registrant's fiscal year ended August 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WD-40 COMPANY
                               Registrant


                               By /s/ Peter E. Williams
                                  -----------------------------------------
                                  PETER E. WILLIAMS, Vice President Finance
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)
                                  November 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  /s/ Garry O. Ridge
                                  ------------------------------------
                                  GARRY O. RIDGE
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)
                                  November 25, 1997


                                  /s/ John S. Barry
                                  ------------------------------------
                                  JOHN S. BARRY, Director
                                  November 25, 1997


                                  /s/ Harlan F. Harmsen
                                  ------------------------------------
                                  HARLAN F. HARMSEN, Director
                                  November 25, 1997


                                  /s/ Mario L. Crivello
                                  ------------------------------------
                                  MARIO L. CRIVELLO, Director
                                  November 25, 1997

                                  /s/ Margaret L. Roulette
                                  ------------------------------------
                                  MARGARET L. ROULETTE, Director
                                  November 25, 1997


                                  /s/ C. Fredrick Sehnert
                                  ------------------------------------
                                  C. FREDRICK SEHNERT, Director
                                  November 25, 1997


                                  /s/ Daniel W. Derbes
                                  ------------------------------------
                                  DANIEL W. DERBES, Director
                                  November 25, 1997


                                  /s/ Jack L. Heckel
                                  ------------------------------------
                                  JACK L. HECKEL, Director
                                  November 25, 1997


                                  /s/ Edward J. Walsh
                                  ------------------------------------
                                  EDWARD J. WALSH, Director
                                  November 25, 1997


                                  /s/ Gerald C. Schleif
                                  ------------------------------------
                                  GERALD C. SCHLEIF, Director
                                  November 25, 1997

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of WD-40 Company

     Our audits of the consolidated financial statements referred to in our report dated October 2, 1997 appearing on Page 6 of the 1997 Annual Report to Shareholders of WD-40 Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

San Diego, California
October 2, 1997

SCHEDULE II


                                 WD-40 COMPANY


CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
-----------------------------------------------------------

                                    ADDITIONS
                      BALANCE AT    CHARGED TO                  BALANCE
                      BEGINNING     COSTS AND                   AT END OF
                      OF PERIOD     EXPENSES      DEDUCTIONS*   PERIOD

Reserve for bad debts and sales discounts:

Year ended
August 31, 1995       $ 443,000     $  984,000    $  951,000    $ 476,000
                      =========     ==========    ==========    =========

Year ended
August 31, 1996       $ 476,000     $1,085,000    $1,141,000    $ 420,000
                      =========     ==========    ==========    =========

Year ended
August 31, 1997       $ 420,000     $1,104,000    $1,029,000    $ 495,000
                      =========     ==========    ==========    =========

     * Write-off of doubtful accounts and sales discounts taken.

                               INDEX TO EXHIBITS
                               -----------------

                                                                                  Incorporated
                                                                                  By Reference
No.      Exhibit                                                                      Page
---      -------                                                                      ----
  3(a)   Restated Articles of Incorporation                                             8

  3(b)   Restated By-Laws                                                               8

  3(c)   Amendment No. 1 to Restated By-Laws

10(a)    Restated WD-40 Company Incentive Stock Option Plan                             8

10(b)    WD-40 Company Supplemental Death Benefit Plan                                  8

10(c)    WD-40 Company Supplemental Retirement Benefit Plan                             8

10(d)    Second Amendment and Restatement, WD-40 Company 1990
         Incentive Stock Option Plan

13       Annual Report to Shareholders for the fiscal year ended August 31, 1997

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants

27       Financial Data Schedule (electronic filing only)