Form 10-K/A
period 1997-08-31
WD 40 CO
filed 1997-12-05
CIK 105132

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X    No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 10, 1997 was $372,530,000.

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

                     STATEMENT REGARDING AMENDED FORM 10-K
                     -------------------------------------

    In order to assist readers of the registrant's electronic filing of its Annual Report on Form 10-K filed on November 28, 1997, the registrant is refiling its report in its entirety to reflect the following changes:

    (1) Part IV, Item 14, listing documents filed as part of this report, is amended to include new Exhibit 3(b), Certificate of Amendment of Restated Articles of Incorporation, which was filed with the Secretary of State of California on July 11, 1997 to effect a 2 for 1 stock split. The exhibits listed under Item 14 have been renumbered and the Index to Exhibits has been amended accordingly.

    (2) Exhibit 13, pages 6 through 20 of the registrant's Annual Report to Shareholders for the fiscal year ended August 31, 1997, has been amended to correct typographical errors found in the electronically filed document. No change has been made to the financial statements released to shareholders in connection with the registrant's annual meeting of shareholders held on November 25, 1997. Exhibit 13 is incorporated by reference in Part I, Item 1; Part II, Items 5-8; and Part IV, Item 14, of this report on Form 10-K/A.

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


ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

     See the Index to Consolidated Financial Statements and Financial Statement Schedule on Page 8 of this report (ITEM 14(a)). Other information required by this item is incorporated by reference from Page 16 of the Annual Report to Shareholders for the fiscal year ended August 31, 1997.


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

     3.  Exhibits

Exhibit No.   Description
----------    -----------

              Articles of Incorporation and By-Laws.

  3(a) Restated Articles of Incorporation are incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit
              3(a) thereto.

  3(b)        Certificate of Amendment of Restated Articles of Incorporation.

  3(c)        Restated By-Laws are incorporated by reference from the Form 10-K
              Annual Report dated November 9, 1995, Exhibit 3(b) thereto.

  3(d)        Amendment No. 1 to Restated By-Laws.

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

 10(d)        Second Amendment and Restatement, WD-40 Company 1990 Incentive
              Stock Option Plan.

 13           Annual Report to Shareholders for the fiscal year ended August
              31, 1997; pages 6-20 incorporated by reference in this report.

 21           Subsidiaries of the Registrant.

 23           Consent of Independent Accountants.

 27           Financial Data Schedule (electronic filing only).

     (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the Registrant's fiscal year ended August 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WD-40 COMPANY
                                              Registrant


                                           By /s/ Garry O. Ridge
                                              -----------------------------
                                              GARRY O. RIDGE, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)
                                              December 4, 1997

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

                               INDEX TO EXHIBITS
                               -----------------

                                                                                  Incorporated
                                                                                  By Reference
No.      Exhibit                                                                      Page
---      -------                                                                      ----
  3(a)   Restated Articles of Incorporation                                             9

  3(b)   Certificate of Amendment of Restated Articles of Incorporation

  3(c)   Restated By-Laws                                                               9

  3(d)   Amendment No. 1 to Restated By-Laws

10(a)    Restated WD-40 Company Incentive Stock Option Plan                             9

10(b)    WD-40 Company Supplemental Death Benefit Plan                                  9

10(c)    WD-40 Company Supplemental Retirement Benefit Plan                             9

10(d)    Second Amendment and Restatement, WD-40 Company 1990
         Incentive Stock Option Plan

13       Annual Report to Shareholders for the fiscal year ended August 31, 1997
         (Pages 6-20 in electronic filing)

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants

27       Financial Data Schedule (electronic filing only)