Form 10-Q
period 1997-11-30
WD 40 CO
filed 1998-01-14
CIK 105132

                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.

                                     20549

                        ___________________________________


                                   FORM 10-Q

                    QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1997
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

                           Yes    X         No
                               -------         -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock as of January 9, 1998                 15,583,696

Part I   Financial Information
Item 1. Financial Statements
                                  WD-40 COMPANY
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS

                                                   (Unaudited)
                                              November 30, 1997  August 31, 1997
                                              -----------------  ---------------
Current assets:
 Cash and cash equivalents                       $ 14,591,000     $ 10,868,000
 Trade accounts receivable, less allowance
  for cash discounts and doubtful accounts
  of $730,000 and $495,000                         24,580,000       22,608,000
 Product held at contract packagers                 1,548,000        2,132,000
 Inventories                                        2,044,000        3,341,000
 Other current assets                               3,057,000        3,407,000
                                                 ------------     ------------
    Total current assets                           45,820,000       42,356,000

Property, plant, and equipment, net                 3,594,000        4,160,000
Long-term investments                               3,628,000        3,711,000
Goodwill, net                                      13,240,000       13,435,000
Other assets                                        1,505,000        1,756,000
                                                 ------------     ------------
                                                 $ 67,787,000     $ 65,418,000
                                                 ------------     ------------
                                                 ------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities        $  5,728,000     $  6,683,000
 Accrued payroll and related expenses               2,106,000        2,383,000
 Income taxes payable                               3,929,000        1,546,000
 Current portion of long-term debt                    756,000          756,000
                                                 ------------     ------------
    Total current liabilities                      12,519,000       11,368,000

Long-term debt                                      1,671,000        1,671,000
Deferred employee benefits                          1,062,000        1,039,000
                                                 ------------     ------------
                                                   15,252,000       14,078,000
Shareholders' equity:
 Common stock, no par value, 18,000,000 shares
  authorized -- shares issued and outstanding
  of 15,564,742 and 15,561,942                      8,508,000        8,459,000
 Paid-in capital                                      321,000          321,000
 Retained earnings                                 42,647,000       42,403,000
 Cumulative translation adjustment                  1,059,000          157,000
                                                 ------------     ------------
    Total shareholders' equity                     52,535,000       51,340,000
                                                 ------------     ------------
                                                 $ 67,787,000     $ 65,418,000
                                                 ------------     ------------
                                                 ------------     ------------

     (See accompanying notes to consolidated condensed financial statements.)

                                WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended
                                                    ---------------------------
                                                           November 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Net sales                                           $ 33,597,000   $ 28,265,000
Cost of product sold                                  14,318,000     11,419,000
                                                    ------------   ------------

Gross profit                                          19,279,000     16,846,000

Operating expenses:
 Selling, general, administrative,
  and amortization expenses                            7,910,000      7,614,000
 Advertising and sales promotion                       3,071,000      2,245,000
                                                    ------------   ------------

Income from operations                                 8,298,000      6,987,000

Other income (expense):
 Interest, net                                            50,000         21,000
 Other, net                                             (184,000)      (379,000)
                                                    ------------   ------------

Income before income taxes                             8,164,000      6,629,000
Provision for income taxes                             2,939,000      2,389,000
                                                    ------------   ------------
Net Income                                           $ 5,225,000   $  4,240,000
                                                    ------------   ------------
                                                    ------------   ------------

Earnings per share                                         $0.34          $0.28
                                                    ------------   ------------
                                                    ------------   ------------

Average number of shares
 outstanding                                          15,563,688     15,461,756
                                                    ------------   ------------
                                                    ------------   ------------

     (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                    ---------------------------
                                                             November 30,
                                                    ---------------------------
                                                         1997           1996
                                                    ------------   ------------

Cash flows from operating activities:

 Net income                                         $  5,225,000   $  4,240,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           206,000        214,000
  Amortization expense                                   336,000        335,000
  Loss on sale of equipment                              103,000          8,000
  Decrease in deferred income taxes                      535,000        295,000

 Changes in assets and liabilities:
  Accounts receivable                                 (1,764,000)       261,000
  Product held at contract packagers                     584,000      1,062,000
  Inventories                                          1,348,000         96,000
  Other assets                                           596,000        547,000
  Accounts payable and accrued expenses               (1,012,000)    (1,300,000)
  Income taxes payable                                 2,075,000      1,845,000
  Long-term deferred employee benefits                    24,000         35,000
                                                    ------------   ------------
 Net cash provided by operating activities             8,256,000      7,638,000
                                                    ------------   ------------

Cash flows from investing activities:
 Decrease in short-term investments                                     104,000
 Proceeds from sale of equipment                         465,000         60,000
 Capital expenditures                                   (500,000)      (361,000)
                                                    ------------   ------------
  Net cash used in investing activities                  (35,000)      (197,000)
                                                    ------------   ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   48,000        969,000
 Dividends paid                                       (4,981,000)    (4,790,000)
                                                    ------------   ------------
  Net cash used in financing activities               (4,933,000)    (3,821,000)
                                                    ------------   ------------
Effect of exchange rate changes on cash
 and cash equivalents                                    435,000        159,000
Increase in cash and cash equivalents                  3,723,000      3,779,000
Cash and cash equivalents at beginning of period      10,868,000      6,748,000
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 14,591,000   $ 10,527,000
                                                    ------------   ------------
                                                    ------------   ------------

     (See accompanying notes to consolidated condensed financial statements.)

                               WD-40 COMPANY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1997
                                (UNAUDITED)

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K/A for the year ended August 31, 1997.

RECLASSIFICATIONS

Certain fiscal 1997 amounts have been reclassified to conform to the current year presentation. On June 23, 1997, the Company declared a two-for-one stock split which was effective on July 11, 1997. All share and per-share amounts have been retroactively restated to reflect the stock split.

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

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 will be adopted by the Company as required in the second quarter of fiscal 1998. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method. Pro forma basic earnings per share for the three months ended November 30, 1997 and 1996 are $.34 and $.27, respectively. Pro forma diluted earnings per share for the same periods are $.33 and $.27, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 1998 COMPARED TO FIRST QUARTER OF FISCAL YEAR 1997

Consolidated net sales for the quarter were a record $33,597,000, an increase of 18.9% or $5,332,000 from the prior-year period. The record level was due to better overall market penetration in all trading blocs. The substantial increase was primarily due to first quarter sales in the prior year period being below normal due to promotional phasing with the introduction of CO(2) propellant.

Cost of product sold increased to 42.6% of net sales this quarter versus 40.4% in the prior-year quarter. The increase is primarily attributed to the mix of customers. The increased export sales in this quarter yielded a lower gross margin, however, the sales generate operating income consistent with domestic sales.

Selling, general, administrative, and amortization expenses increased $296,000 or 3.9% in the first quarter of fiscal year 1998 as compared to the same period in 1997. However, these expenses as a percentage of net sales decreased this quarter to 23.5% versus 26.9% in the comparable prior-year period. Amortization expense related to the goodwill associated with the purchase of 3-IN-ONE Oil was unchanged.

Advertising and sales promotion expenses increased $826,000 or 36.8% due to the timing of overall promotional activities. Management had limited these activities during the first quarter a year ago because of anticipated lower sales.

Foreign currency translation losses amounted to $80,000 for the current quarter, versus $432,000 in the prior year period.

Net income increased $985,000 or 23.2% due primarily to the combination of higher sales and lower S, G, & A expenses and lower foreign currency translation losses. Net income as a percentage of net sales this quarter was 15.6% versus 15.0% in the comparable prior-year period.

WD-40 COMPANY (U.S.)

Net sales increased $3,884,000 or 21.3% compared to the comparable prior-year period. The primary reason for the increased sales was a return to a more normal business environment than existed a year ago due to the Company's transition from hydro-carbon propellant to CO(2) in anticipation of future changes to Federal Standards related to the emission of VOC's (Volatile Organic Compounds).

Cost of product sold increased to 43.3% of net sales this quarter as compared to 40.8% in the first quarter of fiscal year 1997 due primarily to promotional phasing and customer mix.

Selling, general, administrative, and amortization expenses increased $255,000 or 5.1% over the same period last year, however, as a percentage of net sales they decreased to 23.8% versus 27.4% in the comparable prior-year period. The expense increase is primarily attributable to an increase in the allowance for doubtful accounts in distributor markets.

Advertising and sales promotion expenses increased $567,000 or 37.2% due to increased promotional activity this quarter.

As a result, net income increased by $838,000 or 25.8%.

ITEM 2. (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WD-40 COMPANY LTD. (U.K.)

Net sales for the quarter increased $1,344,000 or 16.0% compared to the same quarter in fiscal 1997. Strong growth was experienced in the UK, Germany, and Spain as well as distributor markets in other areas of Europe, especially Eastern Europe.

Cost of product sold increased to 42.0% of net sales versus 41.3% in the comparable prior-year period. This increase was primarily due to the customer mix resulting from the timing and phasing of promotional activities.

As a percentage of net sales, selling, general, administrative, and amortization expenses were 23.4%, down from 27.0% in the comparable prior-year period, due to fixed costs being absorbed by the higher sales base. Advertising and sales promotion expenses increased to 8.3% versus 6.0% in the comparable prior-year period due to the timing of promotional activities.

Foreign currency movements resulted in translation losses of $80,000 for the current quarter compared to losses of $432,000 for the first quarter of 1997. Currency movements against the British Pound have been less significant in the current quarter compared to the comparable prior-year period.

As a result of the factors described above, net income increased $418,000 or 68.2%.

OTHER FOREIGN SUBSIDIARIES

Net sales decreased $79,000 or 3.8% and cost of product sold as a percentage of net sales decreased slightly to 46.0% versus 47.0% in the comparable prior-year period. Net income increased $17,000 or 6.5%. These fluctuations are not significant and are well within normal operating ranges.

PRICE INCREASES

No price increases were initiated during the quarter ended November 30, 1997.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $3,723,000 during the three months ended November 30, 1997 versus an increase of $3,779,000 for the same period of last year.

INTEREST AND OTHER INCOME (EXPENSE), NET

Net interest income increased by $29,000 due to increased short-term investments during the quarter. Other expenses, net, decreased by $195,000 primarily due to lower foreign currency losses in the U.K.

LIQUIDITY AND CAPITAL RESOURCES

The current ratio of 3.7-to-one on November 30, 1997 was consistent with the current ratio of 3.7-to-one on August 31, 1997.

The Company's primary source of liquidity are funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for fiscal year 1998 are expected to total approximately $1,000,000 principally for improving management information systems and facility upgrades in Europe and the United States.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a)          Exhibits.

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------

                    Articles of Incorporation and By-Laws

      3 (a) The Restated Articles of Incorporation are incorporated by reference from the Registrant's Form 10-K Annual Report filed November 13, 1995, Exhibit 3 (a) thereto.

      3 (b) The Certificate of Amendment of Restated Articles of Incorporation is incorporated by reference from the Registrant's Form 10-K/A filed December 5, 1997, Exhibit 3
                    (b) thereto.

      3 (c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-K Annual Report filed November 13, 1995, Exhibit 3 (b) thereto.

      3 (d) Amendment No. 1 to Restated By-Laws is incorporated by reference from the Registrant's Form 10-K/A filed December 5, 1997, Exhibit 3 (d) thereto.

     27             Financial Data Schedule (electronic filing only)


        (b)         Reports on Form 8-K.

                    No reports on Form 8-K were filed during the quarter ended November 30, 1997.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WD-40 COMPANY
                                        Registrant

Date:  January 13, 1997                 /s/   PETER E. WILLIAMS
                                        -----------------------------
                                        Peter E. Williams
                                        Chief Financial Officer
                                        (Principal Financial Officer)