Form 10-Q
period 1998-02-28
WD 40 CO
filed 1998-04-14
CIK 105132

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.

                                    20549

                        -------------------------------


                                  FORM 10-Q

                 QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 1998
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
                              Yes    X      No
                                    ---         ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of April 7, 1998         15,630,408

Part I   Financial Information
Item 1. Financial Statements

                                                 WD-40 COMPANY
                                      CONSOLIDATED CONDENSED BALANCE SHEET
                                                    ASSETS
                                                    ------

                                                               (Unaudited)
                                                            February 28, 1998   August 31, 1997
                                                            -----------------   ---------------
Current assets:
 Cash and cash equivalents                                    $  13,229,000      $  10,868,000
 Trade accounts receivable, less allowance for
   cash discounts and doubtful accounts
   of $769,000 and $495,000                                      30,423,000         22,608,000
 Product held at contract packagers                               2,541,000          2,132,000
 Inventories                                                      1,866,000          3,341,000
 Other current assets                                             2,518,000          2,694,000
                                                               ------------       -------------
   Total current assets                                          50,577,000         41,643,000

Property, plant, and equipment, net                               3,614,000          4,160,000
Long-term investments                                             3,544,000          3,711,000
Goodwill, net                                                    12,949,000         13,435,000
Other assets                                                      1,535,000          2,469,000
                                                               ------------       -------------
                                                              $  72,219,000      $  65,418,000
                                                               ------------       -------------
                                                               ------------       -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------
Current liabilities:
 Accounts payable and accrued liabilities                      $  8,309,000       $  6,683,000
 Accrued payroll and related expenses                             2,573,000          2,383,000
 Income taxes payable                                             4,126,000          1,546,000
 Current portion of long-term debt                                  885,000            756,000
                                                               ------------       -------------
   Total current liabilities                                     15,893,000         11,368,000

Long-term debt                                                      861,000          1,671,000
Deferred employee benefits                                        1,059,000          1,039,000
                                                               ------------       -------------
                                                                 17,813,000         14,078,000
Shareholders' equity:
 Common stock, no par value, 18,000,000 shares
   authorized -- shares issued and outstanding
   of 15,622,932 and 15,561,942                                  9,505,000          8,459,000
 Paid-in capital                                                    321,000            321,000
 Retained earnings                                               43,994,000         42,403,000
 Cumulative translation adjustment                                  586,000            157,000
                                                               ------------       -------------
   Total shareholders' equity                                    54,406,000         51,340,000
                                                               ------------       -------------
                                                               $ 72,219,000       $ 65,418,000
                                                               ------------       -------------
                                                               ------------       -------------



       (See accompanying notes to consolidated condensed financial statements.)

                                WD-40 COMPANY
               CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended                           Six Months Ended
                                           ------------------------------               -------------------------------
                                           February 28        February 28      %        February 28         February 28        %
                                           -----------        -----------               -----------         -----------
                                               1998               1997       Change         1998                1997         Change
                                           -----------        ---------------------     -----------         -----------------------

Net sales                                  $ 39,174,000      $ 39,806,000    (1.6%)     $ 72,771,000        $ 68,071,000      6.9%
Cost of product sold                         16,754,000        17,472,000    (4.1%)       31,072,000          28,891,000      7.5%
                                           ------------      ------------               ------------        ------------

Gross profit                                 22,420,000        22,334,000     0.4%        41,699,000          39,180,000      6.4%
                                           ------------      ------------               ------------        ------------

Operating expenses:
 Selling, general & administrative,
    and amortization expense                  8,497,000         7,868,000     8.0%        16,407,000          15,482,000      6.0%
 Advertising & sales promotions               4,021,000         3,741,000     7.5%         7,092,000           5,986,000     18.5%
                                           ------------      ------------               ------------        ------------

Income from operations                        9,902,000        10,725,000    (7.7%)       18,200,000          17,712,000      2.8%
                                           ------------      ------------               ------------        ------------

Other income (expense)                           (9,000)         (460,000)  (98.0%)         (143,000)           (818,000)   (82.5%)
                                           ------------      ------------               ------------        ------------

Income before income taxes                    9,893,000        10,265,000    (3.6%)       18,057,000          16,894,000      6.9%
Provision for income taxes                    3,559,000         3,700,000    (3.8%)        6,498,000           6,089,000      6.7%
                                           ------------      ------------               ------------        ------------
Net Income                                  $ 6,334,000       $ 6,565,000    (3.5%)     $ 11,559,000        $ 10,805,000      7.0%
                                           ------------      ------------               ------------        ------------
                                           ------------      ------------               ------------        ------------

Basic earnings per share                    $      0.41       $      0.42               $       0.74        $       0.70
                                           ------------      ------------               ------------        ------------
                                           ------------      ------------               ------------        ------------

Diluted earnings per share                  $      0.40       $      0.42               $       0.74        $       0.69
                                           ------------      ------------               ------------        ------------
                                           ------------      ------------               ------------        ------------

Basic common equivalent shares               15,590,237        15,499,334                 15,576,963          15,480,544
                                           ------------      ------------               ------------        ------------
                                           ------------      ------------               ------------        ------------

Diluted common equivalent shares             15,664,618        15,586,114                 15,654,407          15,561,511
                                           ------------      ------------               ------------        ------------
                                           ------------      ------------               ------------        ------------



       (See accompanying notes to consolidated condensed financial statements.)

                                WD-40 COMPANY
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                                          Six Months Ended
                                                                           -----------------------------------------------
                                                                           February 28, 1998             February 28, 1997
                                                                           -----------------             -----------------
Cash flows from operating activities:
 Net income                                                                  $  11,559,000                $  10,805,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization expense                                        1,074,000                    1,066,000
    Loss on sale of equipment                                                      225,000                       61,000

    Changes in assets and liabilities:
       Accounts receivable                                                      (7,806,000)                  (9,473,000)
       Product held at contract packagers                                         (409,000)                    (235,000)
       Inventories                                                               1,499,000                       29,000
       Other assets                                                              1,347,000                      352,000
       Accounts payable and accrued expenses                                     2,041,000                    2,392,000
       Income taxes payable                                                      2,576,000                    1,706,000
       Long-term deferred employee benefits                                         21,000                       38,000
                                                                             -------------                --------------
    Net cash provided by operating activities                                   12,127,000                    6,741,000
                                                                             -------------                --------------
Cash flows from investing activities:
 Decrease in short-term investments                                                     0                       104,000
 Proceeds from sale of equipment                                                  520,000                       197,000
 Capital expenditures                                                            (835,000)                     (657,000)
                                                                             -------------                --------------
    Net cash used in investing activities                                        (315,000)                     (356,000)
                                                                             -------------                --------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                          1,046,000                    1,408,000
 Repayment of long-term debt                                                      (680,000)                           0
 Dividends paid                                                                 (9,968,000)                  (9,592,000)
                                                                             -------------                --------------
    Net cash used in financing activities                                       (9,602,000)                  (8,184,000)
                                                                             -------------                --------------
Effect of exchange rate changes on cash
 and cash equivalents                                                              151,000                       12,000
                                                                             -------------                --------------
Increase in cash and cash equivalents                                            2,361,000                   (1,787,000)
Cash and cash equivalents at beginning of period                                10,868,000                    6,748,000
                                                                             -------------                --------------
Cash and cash equivalents at end of period                                   $  13,229,000                 $  4,961,000
                                                                             -------------                --------------
                                                                             -------------                --------------



       (See accompanying notes to consolidated condensed financial statements.)

                                WD-40 COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              FEBRUARY 28, 1998
                              -----------------
                                 (UNAUDITED)

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended August 31, 1997.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which establishes new standards for computing earnings per share and which became effective for financial statements for periods ending after December 15, 1997, including interim periods. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share.

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. The Company's common stock equivalents consist of options granted under the Company's stock option plans, which are included in the diluted earnings per share calculations using the treasury stock method.

Common stock equivalents of 74,381 and 86,780 shares for the three months ended February 28, 1998 and 1997 were used to calculate diluted earnings per share. Common stock equivalents of 77,444 and 80,967 shares for the six months ended February 28, 1998 and 1997 were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

RECLASSIFICATIONS

Certain fiscal 1997 amounts have been reclassified to conform to the current year presentation.

(CONTINUED)NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS
         SECOND QUARTER OF FISCAL YEAR 1998 COMPARED TO SECOND QUARTER OF FISCAL YEAR 1997

         Consolidated net sales for the quarter were $39,174,000 a decrease of 1.6% or $632,000 from the comparable prior year period. The sales shortfall is attributable to the slowdown in the Asian markets and in the Middle East.

         Cost of product sold decreased to 42.8% of net sales this quarter versus 43.9% in the comparable prior year period. Management believes that costs have stabilized and that there will be minimal inflationary impact for the remainder of fiscal year 1998.

         Selling, general, administrative, and amortization expenses increased $629,000 or 8.0% in the second quarter of fiscal year 1998 as compared to the same period in 1997. Such expenses as a percentage of net sales increased this quarter to 21.7% versus
         19.8% in the comparable prior year period. The increase is due primarily to freight costs and approximately $325,000 of "one time" expenses in both Europe and the Americas related to employee relocation and operational restructuring.

         Advertising and sales promotion expenses increased $280,000 or 7.5%, in the second quarter of fiscal year 1998 as compared to the same period in 1997. Such expense as a percentage of net sales increased to 10.3% versus 9.4% in the comparable prior year period. The increase is due to the timing of overall promotional activities and the increased investment in the development of the new brand T.A.L. 5. These expenses are expected to be within the historical level of 10% of sales at fiscal year end.

         Other income, net, increased by $451,000, resulting primarily from increased interest income, net, and a reduction of currency translation losses. Currency translation losses were reduced to $114,000 for the quarter, versus currency translation losses of $459,000 in the comparable prior year period.

         Net income decreased $231,000 or 3.5%. Net income as a percentage of net sales this quarter was 16.2% versus 16.5% in the comparable prior year period.

         WD-40 COMPANY (U.S.)

         Net sales decreased $232,000 or .8% from the comparable prior year period. The primary reason for the sales decrease was the slowdown in the Asian markets.

ITEM 2.  (CONTINUED)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Cost of product sold decreased to 43.5% of net sales this quarter as compared to 45.8% in the same period in fiscal year 1997, primarily due to the mix of sales generated by promotional packaging, export sales and 3-IN-ONE Oil.

         Selling, general, and administrative expenses increased $828,000 or 17.3% to 20.2% of sales versus 17.1% in the same period in 1997, reflecting increased freight costs, employee relocation and operational restructuring.

         Advertising and sales promotion expenses increased 1.9% or $52,000 to 10.2% of sales compared to 9.9% for the same period in the prior year, primarily due to the timing of promotional activities.

         As a result, net income decreased by $454,000 or 8.2%.


         WD-40 COMPANY LTD. (U.K.)

         Net sales for the quarter decreased $312,000 or 3.2% compared to the same quarter in fiscal 1997. Sales to the Middle East were down 40% because of large buying during the second quarter of the prior year.

         Cost of product sold decreased slightly to 41.9% of net sales versus 42.0% in the comparable prior year period.

         As a percentage of net sales, selling, general, and administrative expenses were 22.8% of sales versus 24.3% in the comparable prior year period, resulting from reduced commissions to the Middle East, lower warehousing costs due to supply chain improvements and lower expatriate staffing costs. Advertising and sales promotion expenses increased to 10.7% versus 7.7% in 1997, primarily due to the timing of promotional activities.

         Foreign currency translations resulted in a loss of $115,000 compared to losses of $459,000 in the second quarter of 1997.

         As a result of the factors described above, net income increased $223,000 or 31.3%.


         OTHER FOREIGN SUBSIDIARIES

         Net sales decreased $328,000 or 12.0% from the comparable prior year period, due primarily to decreased sales in the Canadian Market.

         Cost of product sold as a percentage of net sales was 49.0% versus 46.1% for the same period in 1997, due to the impact of foreign currency fluctuations and the mix of sales in the Canadian market.

         Selling, general, and administrative expenses increased by $18,000 or 16.1% of sales versus 13.5% in the comparable prior year period. Advertising and sales promotion expenses decreased slightly to 7.9% of sales from 8.0% in the second quarter of 1997.

         Net income decreased by $127,000, or 27.1% due primarily to decreased sales in the Canadian market and the lower gross profit percentage.

ITEM 2.  (CONTINUED)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         SIX MONTHS FISCAL YEAR 1998 VERSUS SIX MONTHS FISCAL YEAR 1997

         Consolidated net sales were $72,771,000 an increase of $4,700,000 or 6.9% over the same fiscal year period in 1997.

         Cost of product sold as a percentage of net sales remained consistent at 42.7% versus 42.4% in the same six month period in the prior year.

         Selling, general, administrative, and amortization expenses increased $925,000 or 6.0% but remained consistent at 22.5% sales, in comparison to 22.7% in the comparable prior year period.

         Advertising and sales promotion expenses increased $1,106,000 or 18.5% and, as a percentage of sales increased to 9.7% of sales, in comparison to 8.8% in the same period in fiscal year 1997. The increase is due to the timing of overall promotional activities and to the increased investment in the T.A.L. 5 brand.

         Other income, net, increased by $675,000 primarily due to a decrease in foreign currency translation losses. Foreign currency translations resulted in losses of $194,000 in the current year period compared to losses of $891,000 in the same six month period in 1997.

         Net income increased $754,000 or 7.0% due to the items described above.


         WD-40 COMPANY (U.S.)

         Net sales increased $3,652,000 or 7.9%. The primary reason for the sales increase was an improvement in the U.S. domestic market.

         Cost of product sold as a percent of net sales decreased to 43.5% versus 43.8% in the prior year period.

         Selling, general, and administrative expenses as a percentage of net sales increased to 21.2% versus 20.5% in the prior year period.

         Advertising and promotion expenses as a percentage of net sales increased to 9.8% versus 9.3% in the prior year period, primarily due to the timing of promotional activities.

         Net income increased $384,000 or 4.4%, due largely to the increased sales as described above.

         WD-40 COMPANY LTD. (U.K.)

         Net sales increased $1,031,000 or 5.7% compared to the prior year period, with double digit growth in the German and Spanish sectors.

         Cost of product sold as a percent of net sales increased slightly to 41.9% versus 41.7% in the prior year period.

         Selling, general, and administrative expenses as a percentage of net sales decreased to 23.0% versus 25.4% in the prior year period, primarily due to improved volume and lower warehousing and distribution costs following supply chain changes implemented in the prior year.

ITEM 2.  (CONTINUED)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Advertising and promotional expenses as a percentage of net sales increased to 9.5% versus 6.9% in the prior year period, primarily due to the timing of promotional activities.

         Foreign currency fluctuations resulted in translation losses of $195,000 in the first six months of fiscal 1998 compared to losses of $891,000 in the prior year period.

         Net income increased $641,000 or 48.4%, due to the items described above.

         OTHER FOREIGN SUBSIDIARIES

         Net sales decreased $407,000 or 8.5%, due primarily to decreased sales in the Canadian market.

         Cost of product sold as a percentage of sales increased to 47.6% from 46.5% in the prior year period.

         Advertising and sales promotion expenses decreased $79,000 or 17.9%, primarily due to the timing of promotional activities.

         Net income decreased by $110,000 or 15.1%, largely due to the decreased sales as described above.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents increased $2,361,000 during the six months ended February 28, 1998 versus a decrease of $1,787,000 for the same period last year. The increase in the current year period was primarily due to an increase in cash flows provided by operating activities.

         LIQUIDITY AND CAPITAL RESOURCES

         The current ratio of 3.2-to-one on February 28, 1998 represents a decrease from the current ratio of 3.7-to-one at August 31, 1997. An increase in trade accounts payable related to timing of sales and promotional activities was largely responsible for the ratio decrease.

         The Company's primary source of liquidity is funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. Capital expenditures for fiscal year 1998 are expected to total approximately $1,000,000, principally for improving management information systems and facilities upgrades in Europe and the United States.

         YEAR 2000 ISSUE

         Many existing computer programs were designed and developed using only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). The Company has developed comprehensive global plans to assess and address, in a timely manner, its business processes involving information technology, supply chain management and other key service providers. The majority of the Company's order processing, production, distribution, sales, human resource and financial systems are Year 2000 compliant, with plans for the remaining systems to be Year 2000 compliant by December 1998. The cost impact of completing the required changes is not expected to be material.

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

      3 (c)             Restated By-Laws

      27                Financial Data Schedule (electronic filing only)


(b)         Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended February 28, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WD-40 COMPANY
                                        Registrant



Date:  April 14, 1998               /s/ Garry O. Ridge
                                    -----------------------------
                                    Garry O. Ridge
                                    President and Chief Financial Officer
                                    (Principal Financial Officer)