Form 10-Q
period 1998-05-31
WD 40 CO
filed 1998-07-14
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1998
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

                     Yes  X      No
                        -----        ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of July 7, 1998                 15,633,308

Part I   Financial Information
Item 1. Financial Statements

                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS

                                                                                 (Unaudited)
                                                                                 May 31, 1998                 August 31, 1997
                                                                                 ------------                 ---------------
Current assets:
     Cash and cash equivalents                                                    $15,259,000                   $10,868,000
     Short term investments                                                           200,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $561,000 and $495,000                                                    20,679,000                    22,608,000
     Product held at contract packagers                                             2,418,000                     2,132,000
     Inventories                                                                    2,259,000                     3,341,000
     Other current assets                                                           2,251,000                     2,694,000
                                                                                  -----------                   -----------
          Total current assets                                                     43,066,000                    41,643,000

Property, plant, and equipment, net                                                 3,582,000                     4,160,000
Long-term investments                                                               3,461,000                     3,711,000
Goodwill, net                                                                      12,685,000                    13,435,000
Other assets                                                                        2,419,000                     2,469,000
                                                                                  -----------                   -----------
                                                                                  $65,213,000                   $65,418,000
                                                                                  -----------                   -----------
                                                                                  -----------                   -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                     $4,715,000                    $ 6,683,000
     Accrued payroll and related expenses                                          2,507,000                      2,383,000
     Income taxes payable                                                          1,780,000                      1,546,000
     Current portion of long-term debt                                               874,000                        756,000
                                                                                  ----------                    -----------
          Total current liabilities                                                9,876,000                     11,368,000

Long-term debt                                                                       861,000                      1,671,000
Deferred employee benefits                                                         1,057,000                      1,039,000
                                                                                  ----------                    -----------
                                                                                  11,794,000                     14,078,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of  15,630,908 and 15,561,942                                               9,627,000                     8,459,000
     Paid-in capital                                                                 321,000                       321,000
     Retained earnings                                                            43,053,000                    42,403,000
     Cumulative translation adjustment                                               418,000                       157,000
                                                                                 -----------                   -----------
          Total shareholders' equity                                              53,419,000                    51,340,000
                                                                                 -----------                   -----------
                                                                                 $65,213,000                   $65,418,000
                                                                                 -----------                   -----------
                                                                                 -----------                   -----------


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                  CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended                    Nine Months Ended
                                              ------------------------------       -------------------------------
                                                 May 31            May 31              May 31           May 31
                                              -----------        -----------        ------------      ------------
                                                 1998                1997               1998             1997
                                              -----------        -----------        ------------      ------------
Net sales                                     $31,831,000        $34,525,000        $104,602,000      $102,596,000
Cost of product sold                           14,235,000         14,884,000          45,307,000        43,775,000
                                              -----------        -----------        ------------      ------------
Gross profit                                   17,596,000         19,641,000          59,295,000        58,821,000
                                              -----------        -----------        ------------      ------------

Operating expenses:
     Selling, general & administrative,
          and amortization expense              7,829,000          7,570,000          24,236,000        23,052,000
     Advertising & sales promotion              3,648,000          3,775,000          10,740,000         9,761,000
                                              -----------        -----------        ------------      ------------
Income from operations                          6,119,000          8,296,000          24,319,000        26,008,000
                                              -----------        -----------        ------------      ------------
Other income (expense)                            219,000           (169,000)             76,000          (987,000)
                                              -----------        -----------        ------------      ------------
Income before income taxes                      6,338,000          8,127,000          24,395,000        25,021,000
Provision for income taxes                      2,277,000          2,993,000           8,775,000         9,082,000
                                              -----------        -----------        ------------      ------------
Net Income                                   $  4,061,000       $  5,134,000        $ 15,620,000      $ 15,939,000
                                              -----------        -----------        ------------      ------------
                                              -----------        -----------        ------------      ------------

Basic earnings per share                     $       0.26       $       0.33        $       1.00      $       1.03
                                              -----------        -----------        ------------      ------------
                                              -----------        -----------        ------------      ------------

Diluted earnings per share                   $       0.26       $       0.33        $       1.00      $       1.02
                                              -----------        -----------        ------------      ------------
                                              -----------        -----------        ------------      ------------

Basic common equivalent shares                 15,629,257         15,530,010          15,594,650        15,497,276
                                              -----------        -----------        ------------      ------------
                                              -----------        -----------        ------------      ------------

Diluted common equivalent shares               15,695,318         15,631,499          15,668,030        15,585,304
                                              -----------        -----------        ------------      ------------
                                              -----------        -----------        ------------      ------------


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                         -------------------------------------
                                                                           May 31, 1998          May 31, 1997
                                                                          --------------        --------------
Cash flows from operating activities:
     Net income                                                            $ 15,620,000          $ 15,939,000
     Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization expense                               1,601,000             1,589,000
          Loss on sale of equipment                                             289,000                56,000
          Changes in assets and liabilities:
              Accounts receivable                                             1,843,000              (644,000)
              Product held at contract packagers                               (286,000)             (203,000)
              Inventories                                                     1,098,000               320,000
              Other assets                                                      676,000               340,000
              Accounts payable and accrued expenses                          (1,695,000)           (2,107,000)
              Income taxes payable                                              302,000              (144,000)
              Long-term deferred employee benefits                               19,000                73,000
                                                                          --------------        --------------
          Net cash provided by operating activities                          19,467,000            15,219,000
                                                                          --------------        --------------
Cash flows from investing activities:
     Net change in short-term investments                                      (200,000)              104,000
     Proceeds from sale of equipment                                            607,000               202,000
     Capital expenditures                                                    (1,039,000)             (883,000)
                                                                          --------------        --------------
          Net cash used in investing activities                                (632,000)             (577,000)
                                                                          --------------        --------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   1,167,000             1,735,000
     Repayment of long-term debt                                               (686,000)             (706,000)
     Dividends paid                                                         (14,970,000)          (14,405,000)
                                                                          --------------        --------------
          Net cash used in financing activities                             (14,489,000)          (13,376,000)
                                                                          --------------        --------------
Effect of exchange rate changes on cash
     and cash equivalents                                                        45,000                70,000
                                                                          --------------        --------------
Increase in cash and cash equivalents                                         4,391,000             1,336,000
Cash and cash equivalents at beginning of period                             10,868,000             6,748,000
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                 $ 15,259,000             8,084,000
                                                                          --------------        --------------
                                                                          --------------        --------------



    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 1998
                                   (UNAUDITED)

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

Common stock equivalents of 66,061 and 101,489 shares for the three months ended May 31, 1998 and 1997 were used to calculate diluted earnings per share. Common stock equivalents of 73,380 and 88,028 shares for the nine months ended May 31, 1998 and 1997 were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 1998 COMPARED TO THIRD QUARTER OF FISCAL
YEAR 1997

Consolidated net sales for the quarter were $31,831,000 a decrease of 7.8% or $2,694,000 from the comparable prior year period. The sales shortfall is attributable to three principal factors: the economic situation in Asia; promotional phasing in the UK; and the impact in the U.S. of the Company's shift to CO2 propellant.

Cost of product sold increased to 44.7% of net sales this quarter versus 43.1% in the comparable prior year period. This increase was not due to increased product cost, but rather to lower average selling prices which arise from the general trend in retailing towards consolidation. This trend has led to the creation of "super" retailers who purchase product from the Company in substantially larger volumes which earn a higher level of discounts.

Selling, general, administrative, and amortization expenses increased $259,000 or 3.4% in the third quarter of fiscal year 1998 versus the same period last year. The major reason for this increase is the timing of certain accruals, such as for charitable contributions, which are out of phase with last year and increased expenses for employee bonus, profit sharing and relocation.

Advertising and sales promotion expenses decreased $127,000 or 3.4%, in the third quarter compared to the same period in 1997. The decrease is due to the timing of overall promotional activities. For the fiscal year, these expenses are expected to be within the historical level of 10% of sales.

Other income, net, increased by $388,000, resulting primarily from increased interest income and reduced currency translation losses. Currency translation gains of $155,000 were realized for the quarter, versus losses of $169,000 in the comparable period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of the above factors, net income decreased by $1,073,000 or 20.9%. Net income as a percentage of net sales this quarter was 12.8% versus 14.9% in the comparable prior year period.

WD-40 COMPANY (U.S.)

In the quarter, net sales decreased by $2,178,000 or 8.8% from the comparable prior year period. The primary reasons for the sales decrease were the reduction in export sales due to the economic slowdown in Asia and the sales impact of the Company's conversion to CO2 as a propellant. Export sales to Asia were down 34% in the third quarter from the same period last year. Among other factors, the major contributor to this reduction has been the general weakening of Asian currencies against the U.S. dollar, which has effectively raised the price of the Company's products in those markets.

The Company began the conversion to CO2 as a propellant in July 1996 and it is now almost complete. One effect of the change is that each can of WD-40 now contains, on the average, 18% more product than it did previously due to the fact that CO2 physically occupies less space in the can. A price increase at the time of the conversion offset some of the impact of this change, but with more product available in a can, the consumer's re-purchase cycle for WD-40 has been extended, negatively impacting sales.

Cost of product sold increased to 46.0% of net sales this quarter compared to 43.8% in the same period in 1997, primarily due to the consolidation trend among the Company's customer base. With more of the Company's sales being made to fewer, but larger, customers there is continual pressure on pricing and a greater reliance on the Company's sales and marketing programs to generate sales.

Selling, general, and administrative expenses increased by $134,000, or 2.7% over the same period in 1997. This increase is due to certain employee benefit expenses such as employee bonus, profit sharing, and relocation.

Advertising and sales promotion expenses decreased by 7.5% or $206,000 versus the same period last year, primarily due to the timing of promotional activities.

WD-40 COMPANY LTD. (U.K.)

Net sales for the quarter decreased by $666,000 or 8.8% compared to the same quarter in fiscal 1997. The principal reason for this decrease was a reduction in sales in the UK due to the timing of promotions. The remainder of the European countries in the aggregate showed sales gains versus the same quarter last year, as did the Middle East and Africa.

Cost of product sold increased to 43.9% of net sales versus 41.7% in the comparable prior year period. A portion of this increase is attributable to higher than normal freight costs related to increased sales to customers in the Middle East.

Selling, general, and administrative expenses in the third quarter increased by $189,000, or 9.9% versus the comparable prior year period while advertising and sales promotion expenses decreased by $32,000, or 3.8%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


against the same period in 1997. Most of the increase in SG&A during the quarter was related to travel and employee-related expenses.

Foreign currency translations resulted in a gain of $155,000 compared to losses of $169,000 in the third quarter of 1997, due largely to the Sterling's strength against other European currencies.

OTHER FOREIGN SUBSIDIARIES

Net sales increased by $306,000 or 12.5% from the comparable prior year period, due primarily to increased sales in the Canadian market.

Cost of product sold as a percentage of net sales was 45.6% versus 48.2% for the same period in 1997, due to the favorable impact of foreign currency fluctuations and the mix of sales in Canada.

Selling, general, and administrative expenses decreased by $63,000 versus the comparable prior year period. Advertising and sales promotion expenses increased to 10.3% of sales from 7.1% in the third quarter of 1997.

NINE MONTHS FISCAL YEAR 1998 VERSUS NINE MONTHS FISCAL YEAR 1997

Consolidated net sales for the nine months ending May 31, 1998 were $104,602,000 an increase of $2,006,000 or 2.0% over the same period in 1997. Cost of product sold as a percentage of net sales increased slightly to 43.3% versus 42.7% over the same period.

Selling, general, administrative, and amortization expenses increased by $1,184,000 or 5.1% and advertising and sales promotion expenses increased by $979,000 or 10.0% over the comparable nine month period last year. These increases are principally due to differences in timing of promotional activities, the recognition of certain bad debts, and increased employee benefit expenses.

Other income, net, increased by $1,063,000 primarily due to a decrease in foreign currency translation losses. Foreign currency translations resulted in losses of $40,000 in the current year period compared to losses of $1,060,000 in the same nine month period in 1997.

WD-40 COMPANY (U.S.)

For the nine month period, net sales increased by $1,474,000 or 2.1%. Sales throughout Latin America grew by 24.9%, offsetting a minor sales decline in the U.S. and a 10.2% drop in Asia. U.S. sales have been affected by the 1996 switch to CO2 propellant but the negative impact of this conversion should be waning in the mature U.S. market. The current unstable economic situation in Asia, however, has negatively impacted sales and these conditions are expected to continue indefinitely.

Cost of product sold as a percent of net sales increased to 44.3% versus 43.8% in the prior year period, due primarily to the trend in retailing towards consolidation where more of the Company's sales are made to fewer, but larger, customers. The effect of the latter is not necessarily an increase in cost, but rather puts additional pressure on pricing since the larger retailers buy from the Company in large volume purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general, and administrative expenses increased by $1,216,000 or 8.5% over the comparable nine month period of 1997 as a result of increased allowance for bad debts due to the financial condition of two Latin American distributors and increased employee-related expenses.

Advertising and promotion expenses as a percentage of net sales increased to 10.3% versus 9.9% in the prior year period, primarily due to the timing of promotional activities. Despite increasing pressure for greater promotional spending by the Company's larger customers, these expenses have remained close to their historical level of 10% of sales.

WD-40 COMPANY LTD. (U.K.)

Net sales increased by $365,000 or 1.4% compared to the prior year period, with sales growth of 3% in France, 16% in Germany and 9% in Spain, offset by a decrease of 5% in the UK. Further, in those countries where the Company sells through distributors, sales were up by 18% over the first nine months of 1997.

Cost of product sold as a percent of net sales increased slightly to 42.4% versus 41.7% in the prior year period.

Selling, general, and administrative expenses as a percentage of net sales decreased to 24.9% versus 25.3% in the prior year period primarily due to improved volume and lower warehousing and distribution costs following supply chain changes implemented in the prior year.

Advertising and promotional expenses as a percentage of net sales increased to 10.1% versus 8.2% in the prior year period, primarily due to the timing of promotional activities.

Foreign currency fluctuations resulted in translation losses of $40,000 in the first nine months of fiscal 1998 compared to losses of $1,060,000 in the prior year period.

OTHER FOREIGN SUBSIDIARIES

Net sales for the first nine months of fiscal 1998 decreased by $101,000 or 1.4% below the comparable period last year. In local currency, sales in Canada and Australia grew by 3.2% and 13.9% respectively - however, due to the relative strength of the U.S. dollar, sales in both countries decreased when converted.

Cost of product sold as a percentage of sales remained relatively unchanged from year to year at approximately 47% of sales.

Selling, general and administrative expenses decreased by $17,000 or 1.5% from the prior year.

Advertising and sales promotion expenses increased $32,000 or 5.2%, primarily due to the timing of promotional activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $4,391,000 to $15,259,000 during the nine months ended May 31, 1998. The increase in the current year period was primarily due to an increase in cash flows provided by operating activities, including reductions of $1,843,000 in accounts receivable and $1,098,000 in inventories. The inventory reduction was largely achieved in Europe where a conscious effort has been underway during this fiscal year to improve operations and reduce finished goods inventories warehoused in various countries.

Working capital grew by $2,915,000 to $33,190,000 over the first nine months of fiscal 1998 and the current ratio of 4.4-to-one at May 31, 1998 represents an increase from the ratio of 3.7-to-one at August 31, 1997 due to increased cash flows.

The Company's primary source of liquidity is funds provided by operations. The Company's cash flows from operations are expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. However, the Company is actively evaluating potential acquisition candidates as a means of expanding its business, and if an acquisition were to be made, it would likely involve the use of cash and would negatively impact the Company's liquidity position.

Capital expenditures for the first nine months of fiscal year 1998 have totaled approximately $1,039,000 and are expected to total approximately $1,250,000 by fiscal year end. These expenditures are comprised primarily of vehicles for sales and management staff, office equipment and computers, and building improvements.

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

                3 (c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed April 14, 1998, Exhibit 3 (c) thereto.

               27              Financial Data Schedule (electronic filing only)

  (b)                Reports on Form 8-K.

                               No reports on Form 8-K were filed during the quarter ended May 31, 1998.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WD-40 COMPANY
                                          Registrant

Date:  July 14, 1998                      /s/ THOMAS J TRANCHINA
                                          ----------------------
                                          Thomas J Tranchina
                                          Chief Financial Officer
                                          (Principal Financial Officer)