Form 10-K
period 1998-08-31
WD 40 CO
filed 1998-11-23
CIK 105132

                                  FORM  10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                 ---------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended                         Commission File No.
        August 31, 1998                                    0-6936-3

                                 WD-40 COMPANY
                                 -------------
              (Exact Name of Registrant as specified in Charter)

          California                                    95-1797918
          ----------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

    1061 Cudahy Place, San Diego, California               92110
    ----------------------------------------               -----
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (619) 275-1400
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  None
                 ----
Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, no par value
                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes  X     No____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:____.

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 19, 1998 was $337,464,000.

As of October 19, 1998 the Registrant had 15,579,688 shares of Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the annual meeting of shareholders on December 15, 1998 is incorporated by reference into PART III, Items 10-13.

                                    PART I

ITEM 1 - BUSINESS

     (a)  General Development of Business.

     For more than four decades, WD-40 Company sold only one petroleum-based product, known as "WD-40." WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995 the Company acquired the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general purpose lubricant. During the fiscal year ended August 31, 1996, the Company developed a third product, T.A.L 5, which was introduced to the market in fiscal year 1997. T.A.L 5 is an extra-strength synthetic lubricant for heavy-duty applications.

     The Company's objective is to dominate the entire category of lubrication products by combining the smaller niche markets targeted by 3-IN-ONE Oil and T.A.L 5 with the broad-based market held by the WD-40 brand. The three brands complement each other, providing the Company with a complete line of lubricants that is intended to eliminate the need for distributors to stock, and consumers to buy, other brands.

     The acquisition of the 3-IN-ONE Oil brand and the introduction of T.A.L 5 has allowed the Company to pursue a comprehensive and targeted marketing strategy. The acquisition of the 3-IN-ONE Oil brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company has been using this distribution network to introduce the WD-40 brand to these markets and to add distribution channels to markets that have been previously established. One effect of this trend has been a reduction in 3-IN-ONE sales in certain markets as sales of those products are replaced by sales of WD-40.

     During fiscal 1998, the first promotion related to T.A.L 5 was conducted. As the promotion occurred late in the year, the full impact on sales of T.A.L 5 is not yet known. Early consumer response to the T.A.L 5 product has been favorable, but the product is clearly still very undeveloped in terms of broad market acceptance.

     (b)  Financial Information About Industry Segments.

     The Company operates in one business segment - the manufacture and sale of multi-purpose lubricants principally through retail chain stores, automotive parts outlets, and industrial distributors and suppliers.

     (c)  Narrative Description of Business.

     WD-40 Company manufactures and markets three multi-purpose lubricant products known as "WD-40," "3-IN-ONE Oil," and "T.A.L 5." WD-40 is sold primarily in aerosol cans through chain stores, hardware and sporting goods stores, automotive parts outlets and industrial distributors and suppliers. It has a wide variety of consumer uses in, for example, household, marine, automotive, sporting goods, and gardening applications. The product also has numerous industrial applications.

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

     T.A.L 5 was developed during the Company's fiscal 1996 as an extra strength, longer-lasting synthetic spray lubricant for heavy-duty applications. Marketing for T.A.L 5 is targeted at specialized users in the trades and general industry, especially manufacturing. T.A.L 5, which stands for "Triple Additive Lubricant / 5 functions," resists breakdown due to corrosion, friction, temperature, load, and motion. It provides long-lasting film strength and durability which can ultimately help prolong the life of equipment. There are numerous competing heavy-duty spray lubricant products, none of which are seen as being dominant. T.A.L 5 was designed to be competitive as a high quality multi-application product that can be funneled into the Company's existing distribution network.

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

     With the trend toward consolidation in the retail marketplace, the Company's customer base is shifting toward fewer, but larger, customers who
purchase in larger volumes.   To support this trend, the Company has had to
expand its use of customer- and market-specific promotions and allowances, which has negatively impacted and will continue to impact the Company's ability to maintain existing profit margins.

     Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials considered essential to the business. There are no environmental laws or regulations currently affecting capital expenditures. Recent focus on environmental regulations relating to VOC's (Volatile Organic Compounds) resulted in a change in the formulation of the WD-40 product whereby CO2 was chosen as the
aerosol propellant in late 1996.   As a result of this change, the cost of
manufacturing WD-40 increased and the Company increased its selling prices to offset the increased cost. In the event of future increases in product cost, the Company may not be in a position to increase selling prices, and therefore an increase in costs could have an adverse effect on the Company's competitive position.

     The Company has no patents, but relies upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE Oil and T.A.L 5 trademarks are registered in the United States and in various foreign countries.

     At August 31, 1998, the Company employed 167 people throughout the world: 97 by the United States parent corporation, 10 by the Company's Canadian subsidiary, 48 by the United Kingdom subsidiary, and 12 by the
Australian subsidiary.    The majority of the Company's employees are engaged
in sales and/or marketing activities.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     The information required by this item is included in Note 5--Business Segment and Foreign Operations, of the Company's consolidated financial statements which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts to hedge non functional currency cash balances. With the deepening economic turmoil in Asia, Latin America, Eastern Europe and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

ITEM 2 - PROPERTIES

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

     The Company leases approximately 2,000 square feet of office space in Etobicoke, Ontario, Canada, approximately 2,500 square feet of office space in Epping, New South Wales, Australia, and approximately 1,800 square feet of office space in Kuala Lumpur, Malaysia.

     The Company believes that these properties should be sufficient to meet its needs for office and plant facilities for several years.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:




Name                         Age       Position
----                         ---       ------------
Garry O. Ridge                42        President and Chief Executive Officer.  Mr. Ridge joined the Company's
                                        Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director
                                        and has held several senior management positions prior to his election as CEO in 1997.

Graham P. Milner              44        Senior Vice President, Sales and Marketing, The Americas.  Mr. Milner joined the Company in
                                        1992 as International Director, was appointed Vice President, Sales and Marketing, The
                                        Americas in March, 1997 and became Senior Vice President, the Americas, in April, 1998.

Michael L. Freeman            45        Vice President Administration, Chief Information Officer. Mr. Freeman joined the Company in 1990 as Director of marketing and was named Director of Operations in 1994.  He was promoted to Vice President Administration and Chief Information Officer in December, 1996.

Geoffrey J. Holdsworth        36        Managing Director, Asia Pacific, WD-40 Company (Australia) Pty. Limited.
                                        Mr. Holdsworth joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty.
                                        Limited, in 1996 as General Manager.  Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble              40        Managing Director, Europe, WD-40 Company Ltd. (U.K.):  Mr. Noble joined the Company's
                                        Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International
                                        Marketing Manager for the Asia Region.  He was appointed Managing Director, Europe in
                                        December, 1996.

Thomas J. Tranchina           50        Vice President Finance, Chief Financial Officer and Treasurer. Mr. Tranchina
                                        joined the Company in April, 1998. Prior to joining WD-40 Company, Mr. Tranchina held a variety of senior financial and operating positions, including eight years with
                                        Spectragraphics Corporation in San Diego, California.



     All officers hold office at the pleasure of the Board of Directors.

                                      PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 1998, the approximate number of holders of record of the Company's common stock was 2,166. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's common stock for the periods indicated, as reported by Nasdaq.


                         SELECTED STOCK INFORMATION*


                                                     FISCAL 1998                                  FISCAL 1997
                                         -----------------------------------             ----------------------------------
                                         HIGH           LOW         DIVIDEND             HIGH          LOW         DIVIDEND
                                         -----------------------------------             -----------------------------------
First Quarter                             32  7/8        26  3/8      $ .32               26  5/8       22  1/2      $ .31
Second Quarter                            30  1/4        26  3/16     $ .32               26  5/8       24  3/4      $ .31
Third Quarter                             33             26  3/8      $ .32               29  7/8       24  3/8      $ .31
Fourth Quarter                            27  7/8        20           $ .32               31  1/4       26           $ .32




* Amounts have been retroactively restated to reflect the two-for-one stock split effective July 11, 1997.

ITEM 6 - SELECTED FINANCIAL DATA


                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for each of the two years in the period ended August 31, 1998:


                                                                                        DILUTED
                                 NET               GROSS                 NET            EARNINGS
QUARTER ENDED:                  SALES              PROFIT              INCOME          PER SHARE*
                          --------------         -----------        -------------     -------------
November 30, 1996           $ 28,265,000         $16,846,000         $ 4,240,000         $  .27
February 28, 1997             39,806,000          22,334,000           6,565,000            .42
May 31, 1997                  34,525,000          19,641,000           5,134,000            .33
August 31, 1997               35,297,000          19,786,000           5,424,000            .35
                            ------------         -----------         -----------         ------
                            $137,893,000         $78,607,000         $21,363,000         $ 1.37
                            ------------         -----------         -----------         ------
                            ------------         -----------         -----------         ------


November 30, 1997           $ 33,597,000         $19,279,000         $ 5,225,000         $  .34
February 28, 1998             39,174,000          22,420,000           6,334,000            .40
May 31, 1998                  31,831,000          17,596,000           4,061,000            .26
August 31, 1998               39,795,000          22,118,000           6,268,000            .40
                            ------------         -----------         -----------         ------
                            $144,397,000         $81,413,000         $21,888,000         $ 1.40
                            ------------         -----------         -----------         ------
                            ------------         -----------         -----------         ------



* Amounts have been retroactively restated to reflect the two-for-one stock split effective July 11, 1997.

     The following data has been derived from the Company's audited financial statements. The balance sheet at August 31, 1998 and 1997 and the related statements of income, of cash flows and of shareholders' equity of the Company for the three years ended August 31, 1998 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.


                                                                   YEAR ENDED AUGUST 31,
                                          -------------------------------------------------------------------------
                                               1998           1997           1996           1995           1994
                                          -------------  -------------  -------------  ------------  --------------
Net sales                                  $144,397,000   $137,893,000   $130,912,000   $116,776,000  $112,166,000
Cost of product sold                         62,984,000     59,286,000     57,925,000     50,229,000    47,028,000
                                          ------------------------------------------------------------------------
Gross profit                                 81,413,000     78,607,000     72,987,000     66,547,000    65,138,000
Operating expenses                           47,253,000     43,959,000     40,311,000     35,065,000    32,755,000
Interest and other income (expense), net         96,000     (1,288,000)       736,000      1,171,000    (11,900,00)
                                          ------------------------------------------------------------------------
Income before income taxes                   34,256,000     33,360,000     33,412,000     32,653,000    20,483,000
Provision for income taxes                   12,368,000     11,997,000     12,115,000     12,200,000     7,800,000
                                          ------------------------------------------------------------------------
Net income                                   21,888,000     21,363,000     21,297,000     20,453,000    12,683,000
                                          ------------------------------------------------------------------------
                                          ------------------------------------------------------------------------
Earnings per share                                $1.40          $1.37          $1.38          $1.33         $0.83

Dividends per share                               $1.28          $1.25          $1.24          $1.21         $1.15
Total assets                               $ 70,945,000   $ 65,418,000   $ 61,658,000   $ 59,579,000   $ 54,872,000
Number of employees                                 167            165            149            148           144


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $144.4 million in fiscal 1998, $137.9 million in 1997, and $130.9 in 1996, representing increases over the prior year of 4.7% in 1998 and 5.3% in
1997.   Sales for the Company's three trading blocs are broken down as follows
(in millions):

                               1998                   1997                   1996
                        ----------------        -----------------       ----------------
          Americas       $98.6       68%         $93.4       68%         $87.7       67%
          Europe          34.9       24%          32.2       23%          29.9       23%
          Asia Pacific    10.9        8%          12.3        9%          13.3       10%
                        -----------------------------------------------------------------
          TOTAL         $144.4      100%        $137.9      100%        $130.9      100%
                        -----------------------------------------------------------------


In the Americas region, 83% of the sales in 1998 came from the U.S., and 17%
came from Canada and Latin America.   This distribution of sales is virtually
unchanged from 1996 and 1997, although
sales from Latin America have exhibited the greatest growth rates, growing by 19% from 1996 to 1997 and by 11% from 1997 to 1998. As the U.S. and Canada are both mature markets for the Company's products, the Company expects Latin America to continue to present the strongest growth opportunities within the region.

Within the European region, sales from the UK, which is a mature and well-established market for the Company's products, essentially remained flat for the three year period, accounting for 37% of the region's sales in 1998, 40% in 1997 and 44% in 1996. To the contrary, the principal European countries where the Company sells through a direct sales force - France, Germany and Spain -together accounted for 27% of the region's sales in 1998, 24% in 1997 and 22% in 1996. This shift in sales within the European region reflects the growing acceptance of the Company's products in developing markets at the expense of more mature markets like the UK. For example, sales in France, Germany and Spain combined grew by 22% from 1997 to 1998 and by 16% from 1996 to 1997. The Company expects the majority of its growth in the region to continue to come from the direct European countries during the coming fiscal year.

The Asia/Pacific region continued to suffer the effects of the Asian economic and political crisis which has severely impacted the economies of several countries important to the Company's success in the region. Australian sales have been flat from 1996 to 1998, while sales to the remaining Asian countries declined by 14% from 1997 to 1998 and by 10% from 1996 to 1997.
Due to the severity of economic conditions in Asia, the Company expects no growth in sales from this region in the near future.

Gross profit was $81.4 million, or 56.4% of sales in fiscal 1998, $78.6 million, or 57.0% in fiscal 1997, and $73.0 million, or 55.8% in fiscal 1996. Except for the conversion to CO2 propellant in the fourth quarter of fiscal 1996, there has been no significant increase in the cost of manufacturing the Company's products over the three year period. The conversion to CO2 increased the cost of product sold but was offset to a certain degree by a simultaneous price increase. Changes in gross profit percentage from year to year are due primarily to changes in average selling prices arising from changes in both the mix of products sold and the mix of customers and trade channels in which the products are sold. Although the decline in gross profit as a percentage of sales from 1997 to 1998 was not significant, the Company expects continued pressure on gross profit due to changes in its customer mix. Due to the consolidation of companies in the retailing industry, an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

A breakdown of gross profit by trading bloc by year follows (in millions):


                                1998               1997               1996
                        ---------------------------------------------------------
Americas                 $55.8        57%    $53.5        57%    $48.5        55%
Europe                    20.0        58%     18.6        58%     18.0        60%
Asia/Pacific               5.6        51%      6.5        53%      6.4        48%
                        ---------------------------------------------------------
Total                    $81.4        56%    $78.6        57%    $72.9        56%
                        ---------------------------------------------------------


Selling, general, & administrative expenses were $31.1 million in fiscal 1998, or 21.5% of sales compared to $28.8 million, or 20.9% of sales in 1997 and $27.0 million, or 20.6% of sales in 1996. The increase in 1998 from 1997 was due primarily to three factors: increased selling costs to support the higher level of sales; recognition of more than $500,000 in bad debts in the Americas region
- from two South American distributors and from several retail accounts in the U.S.; and, non-recurring employee-related expenses in the areas of severance, retirement, and relocation. The increase in SG&A Expenses from 1996 to 1997 was due to a general increase in overhead, higher legal costs, the establishment of a national computer network, implementation of a comprehensive disaster recovery plan, and increased staffing in Europe in support of expected growth.

Advertising and sales promotion expense was $14.8 million, or 10.3% of sales in 1998, $13.8 million, or 10.0% of sales in 1997, and $12.2 million, or 9.3% of sales in 1996. The growth in advertising and sales promotion as a percentage of sales has not been significant over the three years, but the trend is for greater spending in this area to support the mix in the Company's customer base towards fewer but larger customers with greater purchasing power. Supporting these larger customers requires additional spending in customer-specific marketing and promotional programs.

Income from operations was $34.2 million, or 23.7% of sales in fiscal 1998, $34.6 million, or 25.1% of sales in 1997, and $32.7 million, or 25.0% of sales in 1996. The decline in income from operations as a percentage of sales from 1997 to 1998 was due to the items discussed above, namely the lower gross profit percentage and higher SG&A and advertising and promotion expenses.

Other income (expense) was $96,000 in fiscal 1998, a loss of $1,288,000 in fiscal 1997, and $736,000 in 1996. The components of other income (expense) are shown below:


                                        1998         1997           1996
                                     --------------------------------------

Interest Income, net                 $551,000        $54,000       $398,000
Foreign Currency Gains (Losses)       (41,000)    (1,274,000)       135,000
Loss on Disposal of PP&E             (392,000)      (108,000)       (32,000)
Other Income (Expense)                (22,000)        40,000        235,000
                                     --------------------------------------
TOTAL                                 $96,000    ($1,288,000)      $736,000
                                     --------------------------------------
                                     --------------------------------------


The increase in interest income (net) in fiscal 1998 over 1997 was due to the Company having greater cash balances on hand during the year which were available for investment, and the decline from 1996 to 1997 was due to there being less cash available. Foreign currency exchange produced a net loss of $41,000 in 1998 versus a loss of $1,274,000 in 1997 due to a more favorable movement in exchange rates in countries where the Company operates in local currencies and to programs put in place, particularly in the UK, to better manage currency conversion. The loss on disposal of property, plant and equipment in 1998 was due largely to a decision to convert company owned vehicles to leased vehicles and was partially offset by lower depreciation expense.

The provision for income taxes was 36% of taxable income in fiscal 1998, 1997, and 1996. However, the Company is currently evaluating its income tax provision in light of expected shifts in taxable income throughout the world making it likely that the effective tax rate will increase in the coming fiscal year.

Net income was $21.9 million, or $1.40 per share on a fully diluted basis in fiscal 1998, versus $21.4 million, or $1.37 in 1997, and $21.3 million, or $1.38 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2.3 million from $10.9 million at the end of fiscal 1997 to $8.6 million at the end of fiscal 1998. The principal reason for the decline was due to cash invested in short term investments which grew from zero in 1997 to $6.1 million at August 31, 1998. These investments are comprised primarily of state, county and municipal securities which are readily marketable.

At August 31, 1998, working capital was $35.9 million, an increase of $4.9
million from $31.0 million at the end of 1997.   The current ratio of 3.6 at
August 31, 1998 is essentially unchanged from 3.7 a year earlier despite an increase of $7.4 million in current assets. The increase in current assets is primarily the result of the above mentioned increase in short term investments and an increase of $4.4 million in accounts receivable. The increase in accounts receivable is due to the timing of sales during the last two months of the year, whereby a larger portion of the fourth quarter's sales occurred in the last two months of 1998 compared to fiscal 1997. Current liabilities grew by $2.5 million, due largely to an increase of $1.6 million in taxes payable.

The Company has an unsecured $10.0 million line of credit with a commercial bank
which expires on November 30, 2000.   To date, no funds have been borrowed
under this line of credit.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating
needs, as well as future dividends.   However, in an effort to augment the
growth of the existing business by leveraging its core competencies, the Company has announced that it is seeking to make an acquisition of one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and outside financing may be required to support the acquisition.

The Company spent $1.3 million for new capital assets during fiscal 1998, primarily in the area of improvements to existing facilities, vehicle exchanges, and computer hardware and software. In fiscal 1999, the Company expects to spend approximately $1.6 million for new capital assets, primarily for computer hardware and software in support of sales and operations.


YEAR 2000 ISSUE

In 1997 the Company established a project team, reporting to the Year 2000 Compliance Committee of the board of directors, to ensure an uninterrupted transition to the year 2000. The project encompasses software, hardware, EDI, supply chain systems, third party contract packagers, environmental and safety systems, facilities, utilities, supplier readiness and other outside agencies. To date, the project team has assessed all internal systems and acquired the necessary computer hardware and software to assure compliance of its internal systems.

The Company has also contacted all key service suppliers, subcontractors, electronic commerce customers, and other customers to assess their compliance. Based on these contacts, management believes that all key outside parties will be compliant in a timely manner, however, there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

Noncompliance with year 2000 requirements may cause a material adverse impact on the results of operations in several ways: (1) in the event that the Company's internal systems are not compliant, the Company may be unable to efficiently process customer orders, manage production, deliver products, and perform other related functions; (2) noncompliance by a service provider could result in the Company being deprived of a resource necessary for ongoing operations, such as electrical power, communications, and transportation; (3) noncompliance by one or more subcontractors could result in the Company being unable to manufacture a sufficient supply of finished goods to meet demand; and, (4) noncompliance by one or more customers could result in the customers' inability to order, receive, and sell the Company's products.

The Company is in the process of developing contingency plans in the event that either internal systems or systems of key outside parties are not compliant. Costs related to the year 2000 issue are expensed as incurred except for certain hardware and software acquisition costs which may be considered capital expenditures. All costs related to the year 2000 issue have been funded through operating cash flows, and have not been material.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to hedge its exposure on converting cash balances maintained in French francs, German marks, and Spanish pesetas into sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

The fair value of the Company's investments in marketable securities at August 31, 1998 was $6,093,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. The Company's portfolio is primarily invested in variable rate demand notes issued by state and local governmental agencies. These notes offer liquidity on regularly scheduled auction dates, on a one-week or five-week cycle and are traded at face value, thereby eliminating risk of principal loss. While these notes depend upon the creditworthiness of the issuers, the Company attempts to minimize credit risk by limiting its investment in any one particular state or local agency.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This annual report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America and direct European countries, the impact of customer mix on gross margins, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, particularly in the Asia/Pacific region, the impact of the year 2000 issue, and legal proceedings.

Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Further, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements at August 31, 1998 and 1997 and each of the three years in the period ended August 31, 1998, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages i through xv.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the captions "Security Ownership of Directors and Executive Officers," "Nominees for Election as Directors," "Compensation, Committees and Meetings of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 through 6 of the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders, December 15, 1998 (the "Proxy Statement"), which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation,"
"Compensation Committee Report on Executive Compensation" and "Stock Performance Graphs" on pages 7 through 12.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the headings "Principal Security Holders" on page 2 and "Security Ownership of Directors and Executive Officers" on page 4.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Related Party Transaction" on page 6.

                                      PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                               PAGE
                                                                                               ----
     (a)  Documents filed as part of this report
          (1)       Report of Independent Accountants                                              i
                    Consolidated Balance Sheet at August 31, 1998 and 1997                        ii
                    Consolidated Statement of Income for Fiscal 1998, 1997 and 1996              iii
                    Consolidated Statement of Shareholders' Equity for Fiscal 1998,
                    1997 and 1996                                                                 iv
                    Consolidated Statement of Cash Flows for Fiscal 1998, 1997 and 1996
                    Notes to Consolidated Financial Statements                                     v

          (2)       Financial Statement Schedule for Fiscal 1998, 1997 and 1996
                    Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves     xv


          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  Exhibits


Exhibit No.         Description
-----------         -----------
                    Articles of Incorporation and By-Laws.

   3(a)             The Restated Articles of Incorporation are incorporated by reference from the
                    Registrant's Form 10-K Annual Report dated November 9, 1995, Exhibit 3(a)
                    thereto.

   3(b)             The Certificate of Amendment of Restated Articles of Incorporation is incorporated by reference from the Registrant's From 10-K/A filed December 5, 1997, Exhibit 3(b) thereto.

   3(c)             The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed
                    April 14, 1998, Exhibit 3 (c) thereto.

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

  10(d)             The Second Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option
                    Plan is incorporated by reference from the Form 10-K/A Annual Report dated
                    December 4, 1997, Exhibit 10(d) thereto.

  21                 Subsidiaries of the Registrant.

  23                 Consent of Independent Accountants.

  27                 Financial Data Schedule (electronic filing only).

     (b)     Reports on Form 8-K


     No reports on Form 8-K were filed during the last quarter of the Registrant's fiscal year ended August 31, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WD-40 COMPANY
                                         Registrant


                                         By /s/ Thomas J. Tranchina
                                            --------------------------------
                                            Thomas J. Tranchina,
                                            Vice President Finance
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Date:  November 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         /s/GARRY O. RIDGE
                                         ------------------------------------
                                         GARRY O. RIDGE
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)
                                         Date:  November 16, 1998

                                         /s/ JOHN S. BARRY
                                         ------------------------------------
                                         JOHN S. BARRY, Director
                                         Date:  November 15, 1998



                                         ------------------------------------
                                         HARLAN F. HARMSEN, Director
                                         Date:


                                          /s/ MARIO L. CRIVELLO
                                         ------------------------------------
                                         MARIO L. CRIVELLO, Director
                                         Date: November 16, 1998

                                         /s/ MARGARET L. ROULETTE
                                         ------------------------------------
                                         MARGARET L. ROULETTE, Director
                                         Date:  November 15, 1998


                                         /s/ C. FREDRICK SEHNERT
                                         ------------------------------------
                                         C. FREDRICK SEHNERT, Director
                                         Date:  November 16, 1998


                                         /s/ DANIEL W. DERBES
                                         ------------------------------------
                                         DANIEL W. DERBES, Director
                                         Date:  November 16, 1998


                                         /s/ JACK L. HECKEL
                                         ------------------------------------
                                         JACK L. HECKEL, Director
                                         Date:  November 18, 1998


                                         /s/ EDWARD J. WALSH
                                         ------------------------------------
                                         EDWARD J. WALSH, Director
                                         Date:  November 16, 1998


                                        /s/ GERALD C. SCHLEIF
                                         ------------------------------------
                                         GERALD C. SCHLEIF, Director
                                         Date:  November 15, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of WD-40 Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 13 present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

San Diego, California
September 29, 1998

WD-40 COMPANY

------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------

                                                                                         August 31,
                                                                        ----------------------------------------------
                                                                              1998                          1997
ASSETS                                                                   ---------------              ----------------
Current assets:
    Cash and cash equivalents                                           $      8,572,000               $    10,868,000
    Short-term investments                                                     6,093,000
    Trade accounts receivable, less allowance for cash discounts
      and doubtful accounts of $585,000 and $495,000                          27,037,000                    22,608,000
    Product held at contract packagers                                         2,038,000                     2,132,000
    Inventories                                                                1,697,000                     3,341,000
    Other current assets                                                       4,329,000                     3,407,000
                                                                       ------------------            -----------------
      Total current assets                                                    49,766,000                    42,356,000

Property, plant and equipment, net                                             3,593,000                     4,160,000
Low income housing investments                                                 3,378,000                     3,711,000
Goodwill, net                                                                 12,468,000                    13,435,000
Other assets                                                                   1,740,000                     1,756,000
                                                                       ------------------            ------------------
                                                                         $    70,945,000               $    65,418,000
                                                                       ------------------            ------------------
                                                                       ------------------            ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                            $      6,906,000                $    6,683,000
    Accrued payroll and related expenses                                       3,059,000                     2,383,000
    Income taxes payable                                                       3,115,000                     1,546,000
    Current portion of long-term debt                                            830,000                       756,000
                                                                       ------------------            ------------------

      Total current liabilities                                               13,910,000                    11,368,000

Long-term debt                                                                   916,000                     1,671,000
Deferred employee benefits                                                     1,121,000                     1,039,000
                                                                       ------------------            ------------------
      Total long-term liabilities                                              2,037,000                     2,710,000

Commitments and contingencies (Note 12)

Shareholders' equity:
    Common stock, no par value, 18,000,000 shares authorized -
      15,633,308 and 15,561,942 shares issued and outstanding                  9,680,000                     8,459,000
    Paid-in capital                                                              321,000                       321,000
    Retained earnings                                                         44,318,000                    42,403,000
    Cumulative translation adjustment                                            679,000                       157,000
                                                                       ------------------            ------------------
      Total shareholders' equity                                              54,998,000                    51,340,000
                                                                       ------------------            ------------------
                                                                         $    70,945,000               $    65,418,000
                                                                       ------------------            ------------------
                                                                       ------------------            ------------------

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------


                                                                            Year Ended August 31,
                                                         ------------------------------------------------------------------
                                                               1998                      1997                   1996
                                                         -----------------         ----------------        ----------------

Net sales                                                $     144,397,000         $    137,893,000         $   130,912,000
Cost of product sold                                            62,984,000               59,286,000              57,925,000
                                                         -----------------         ----------------         ---------------
Gross profit                                                    81,413,000               78,607,000              72,987,000
                                                         -----------------         ----------------         ---------------
Operating expenses:
      Selling, general and administrative                       31,098,000               28,770,000              27,027,000
      Advertising and sales promotion                           14,811,000               13,846,000              12,219,000
      Amortization expense                                       1,344,000                1,343,000               1,065,000
                                                         -----------------         ----------------         ---------------
                                                                47,253,000               43,959,000              40,311,000
                                                         -----------------         ----------------         ---------------
Income from operations                                          34,160,000               34,648,000              32,676,000
Interest income, net                                               551,000                   54,000                 398,000
Other (expense) income, net                                      (455,000)               (1,342,000)                338,000
                                                         -----------------         ----------------         ---------------
Income before income taxes                                      34,256,000               33,360,000              33,412,000
Provision for income taxes                                      12,368,000               11,997,000              12,115,000
                                                         -----------------         ----------------         ---------------
Net income                                              $       21,888,000        $      21,363,000         $    21,297,000
                                                         -----------------         ----------------         ---------------
                                                         -----------------         ----------------         ---------------
Earnings per common share:
      Basic                                                       $   1.40                  $  1.38                 $  1.38
                                                         -----------------         ----------------         ---------------
                                                         -----------------         ----------------         ---------------
      Diluted                                                     $   1.40                  $  1.37                 $  1.38
                                                         -----------------         ----------------         ---------------
                                                         -----------------         ----------------         ---------------

Common equivalent shares:
      Basic                                                     15,604,160               15,512,140              15,423,728
                                                         -----------------         ----------------         ---------------
                                                         -----------------         ----------------         ---------------
      Diluted                                                   15,664,119               15,603,790              15,465,421
                                                         -----------------         ----------------         ---------------
                                                         -----------------         ----------------         ---------------


See accompanying notes to consolidated financial statements.

WD-40 COMPANY

------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------

                                                 COMMON STOCK                                              CUMULATIVE
                                        --------------------------------      PAID-IN       RETAINED       TRANSLATION
                                            SHARES             AMOUNT         CAPITAL       EARNINGS       ADJUSTMENT
                                        --------------     -------------    ------------  ------------    -------------
Balance at August 31, 1995                 15,406,310      $  6,083,000     $  321,000    $ 38,251,000     $ (150,000)
      Issuance of common stock
        upon exercise of options               45,392           747,000
      Exchange of common stock
        upon exercise of options               (9,796)         (227,000)
      Cash dividends                                                                       (19,123,000)
      Change in cumulative translation
         adjustment                                                                                           (28,000)
      Net income                                                                            21,297,000
                                           ----------       -----------      ---------     -----------       --------
Balance at August 31, 1996                 15,441,906         6,603,000        321,000      40,425,000       (178,000)
      Issuance of common stock
        upon exercise of options              177,400         3,509,000
      Exchange of common stock
        upon exercise of options              (57,364)       (1,653,000)
      Cash dividends                                                                       (19,385,000)
      Change in cumulative translation
        adjustment                                                                                            335,000
      Net income                                                                            21,363,000
                                           ----------       -----------      ---------     -----------       --------
Balance at August 31, 1997                 15,561,942         8,459,000        321,000      42,403,000        157,000
      Issuance of common stock
        upon exercise of options              119,856         2,640,000
      Exchange of common stock
        upon exercise of options              (48,490)       (1,419,000)
      Cash dividends                                                                       (19,973,000)
      Change in cumulative translation
        adjustment                                                                                            522,000
      Net income                                                                           21,888,000
                                           ----------       -----------      ---------     -----------       --------
Balance at August 31, 1998                 15,633,308       $ 9,680,000      $ 321,000     $44,318,000      $ 679,000
                                           ----------       -----------      ---------     -----------       --------
                                           ----------       -----------      ---------     -----------       --------


See accompanying notes to consolidated financial statements.

WD-40 COMPANY

------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------



                                                                           YEAR ENDED AUGUST 31,
                                                           ------------------------------------------------------------
                                                                 1998                 1997                  1996
                                                           ---------------       ---------------       ----------------
Cash flows from operating activities:
      Net income                                           $   21,888,000        $   21,363,000       $    21,297,000
      Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                          2,161,000             2,216,000             1,760,000
         Loss on sale of equipment                                392,000               108,000                32,000
         Deferred income taxes                                   (305,000)               18,000               619,000
         Changes in assets and liabilities:
           Trade accounts receivable                           (4,406,000)             (998,000)           (4,276,000)
           Product held at contract packagers                      94,000               172,000                 3,000
           Inventories                                          1,668,000               624,000            (1,270,000)
           Other assets                                          (365,000)             (331,000)             (342,000)
           Accounts payable and accrued expenses                  913,000               435,000             1,109,000
           Income taxes payable                                 1,551,000              (383,000)             (832,000)
           Long-term deferred employee benefits                    85,000                85,000                92,000
                                                          ---------------        --------------        --------------
           Net cash provided by operating activities           23,676,000            23,309,000            18,192,000
                                                          ---------------        --------------        --------------
Cash flows from investing activities:
      (Increase) decrease in short-term investments            (6,093,000)              104,000            13,123,000
      Non-cash intangible assets of business acquired                                                     (15,047,000)
      Proceeds from sale of equipment                             624,000               291,000               163,000
      Capital expenditures                                     (1,271,000)           (1,478,000)           (1,353,000)
                                                          ---------------        --------------        --------------
           Net cash used in investing activities               (6,740,000)           (1,083,000)           (3,114,000)
                                                          ---------------        --------------        --------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                    1,221,000             1,856,000               520,000
      Repayments of long-term debt, net                          (669,000)             (706,000)             (658,000)
      Dividends paid                                          (19,973,000)          (19,385,000)          (19,123,000)
                                                          ---------------        --------------        --------------
           Net cash used in financing activities              (19,421,000)          (18,235,000)          (19,261,000)
                                                          ---------------        --------------        --------------
Effect of exchange rate changes on cash                           189,000               129,000              (159,000)
                                                          ---------------        --------------        --------------
(Decrease) increase in cash and cash equivalents               (2,296,000)            4,120,000            (4,342,000)
Cash and cash equivalents at beginning of year                 10,868,000             6,748,000            11,090,000
                                                          ---------------        --------------        --------------
Cash and cash equivalents at end of year                  $     8,572,000        $   10,868,000        $    6,748,000
                                                          ---------------        --------------        --------------
                                                          ---------------        --------------        --------------
Non-cash investing and financing activities:
      Exchange of common stock upon exercise
       of options                                         $     1,419,000        $    1,653,000        $      227,000
                                                          ---------------        --------------        --------------
                                                          ---------------        --------------        --------------



See accompanying notes to consolidated financial statements.

WD-40 COMPANY

------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Products (Canada) Ltd., WD-40 Company Ltd. (U.K.), and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

SHORT-TERM INVESTMENTS

Short-term investments consist principally of variable rate demand notes issued by state and local governments. While these notes have contractual maturities of up to 30 years, they also provide liquidity at regularly scheduled auction dates, which typically occur every one to five weeks. Such investments are considered short-term due to the auction dates and the Company's intent to sell the securities from time to time during the year. The Company has classified its investment portfolio as available-for-sale. Additionally, the cost of securities sold is based upon the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At August 31, 1998, the carrying amounts of the Company's other financial instruments, including cash equivalents, trade receivables and accounts payable, approximated their fair values due to their short-term maturities. Management believes that the estimated fair value of the Company's low income housing investments and debt approximated their carrying values at August 31, 1998.

DIVERSIFICATION OF CREDIT RISK

The Company's policy is to place its cash, cash equivalents and investments in high credit quality financial institutions, in investment grade commercial paper and in securities of various government agencies. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized upon the shipment of product to third party wholesalers.

PRODUCT HELD AT CONTRACT PACKAGERS

Product held at contract packagers represents the inventory held at United States, Australian, and Canadian contract packagers underlying their obligation to pay the Company for the inventory acquired.

These contract packagers will continue to package WD-40 products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company's customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale on the inventory until such inventory is shipped to third party wholesalers.

INVENTORIES

Inventories are stated at the lower of average cost or market. The inventory balance primarily represents inventory owned by WD-40 Company Ltd. (U.K.) and concentrate owned by WD-40 Company (U.S.).

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation has been computed principally using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles and three to ten years for furniture and fixtures.

GOODWILL

Goodwill represents the excess of the purchase cost over the fair value of identifiable assets at the date of acquisition (Note 2) and is amortized on a straight-line basis over its estimated useful life of fifteen years. The Company evaluates the carrying value of goodwill at each balance sheet date as well as the amortization period to determine whether adjustments are required. No such adjustments have been recorded by the Company.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

ADVERTISING COSTS

The Company expenses advertising costs when the liabilities arise.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Deferred income tax expense is the change during the year in the deferred income tax liability or asset.

FOREIGN CURRENCY

The accounts of the Company's foreign subsidiaries have been translated into United States dollars at appropriate rates of exchange. Cumulative translation gains or losses are recorded as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction gains and (losses) were ($41,000), ($1,274,000) and $135,000 for the years ended August 31,
1998, 1997 and 1996, respectively.

During 1998, the Company entered into forward foreign currency exchange rate contracts to hedge cash balances denominated in various currencies held by one of its wholly-owned foreign subsidiaries, WD-40 Company Ltd. (U.K.). Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to significant risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the balances being hedged. The Company does not purchase contracts which exceed the amount of the balances being hedged. At

August 31, 1998, the Company had approximately $900,000 of foreign exchange contracts outstanding, which mature between November 1998 and April 1999. The amount of net realized and unrealized gains on the foreign exchange contracts was not material during the year ended August 31, 1998.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" in 1998. This statement requires presentation of basic and diluted earnings per common share. Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities are comprised of options granted under the Company's stock option plan (Note 6).

STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. Pro forma disclosures of net income and earnings per share, as if the fair value method had been applied in measuring compensation expenses, are presented in Note 8.

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2000. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial position or results of operations.

RECAPITALIZATION

In July 1997, the Company filed a Certificate of Amendment of Restated Articles of Incorporation to effect a 2 for 1 stock split of all outstanding shares of common stock and stock options. All shares and per share data in the accompanying financial statements have been adjusted retroactively to give effect to the stock split. The Certificate of Amendment increased the authorized stock of the Company such that the Company is authorized to issue 18,000,000 shares of no par value common stock.

NOTE 2 - ACQUISITION

On December 8, 1995, the Company acquired all of the worldwide trademarks and other intangible assets relating to the sale of 3-In-One brand lubricating oil products from Reckitt & Colman, Inc., a Delaware corporation, Reckitt & Colman (Overseas) Limited, an English corporation, and other affiliates of Reckitt & Colman P.L.C., an English corporation, (collectively, Reckitt & Colman) under an asset purchase and sale agreement. The acquisition of assets included inventory and the rights to manufacture, sell and distribute this product line. No other physical property, plant, or equipment was acquired. The Company paid cash in the amount of $15,047,000 for the trademarks and other intangible assets and approximately $400,000 for inventory. None of the funds required for the acquisition were borrowed. Accumulated amortization of goodwill at August 31, 1998 and 1997 was $2,766,000 and $1,746,000,
respectively, and the related amortization expense for the years ended August 31, 1998, 1997 and 1996 was $1,010,000, $1,014,000 and $732,000, respectively.

NOTE 3 - SHORT-TERM INVESTMENTS

The cost of the Company's investment portfolio by type of security is as follows:

                                                                        AUGUST 31,
                                                                           1998
                                                                       -------------
Type of security:
   State, county and municipal securities                                $ 5,965,000
   Other securities                                                          128,000
                                                                         -----------
                                                                         $ 6,093,000
                                                                         -----------
                                                                         -----------


The interest income provided by the state, county and municipal securities is exempt from federal income taxes. The realized gain on disposal of securities in 1998, as well as the unrealized gain on investments as of August 31, 1998, were not material.

NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION

                                                                           AUGUST 31,
                                                              -----------------------------------
                                                                   1998                1997
                                                              ---------------     ---------------
Inventories:
   Raw materials                                              $      886,000      $      459,000
   Finished goods                                                    811,000           2,882,000
                                                             ----------------    ----------------
                                                              $    1,697,000      $    3,341,000
                                                             ----------------    ----------------
                                                             ----------------    ----------------

Property, plant and equipment:
   Land                                                       $      254,000      $      254,000
   Buildings and improvements                                      2,161,000           1,919,000
   Furniture and fixtures                                          2,995,000           2,832,000
   Machinery, equipment and vehicles                               1,959,000           2,840,000
                                                             ----------------    ----------------
                                                                   7,369,000           7,845,000
   Accumulated depreciation                                       (3,776,000)         (3,685,000)
                                                             ----------------    ----------------
                                                              $    3,593,000      $    4,160,000
                                                             ----------------    ----------------
                                                             ----------------    ----------------


NOTE 5 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company operates in one business segment - the manufacture and sale of multi-purpose lubricants principally through retail chain stores, automotive parts outlets, and industrial distributors and suppliers.

Information regarding the Company's operations in different geographic areas is summarized below. WD-40 Company (U.S.) includes all domestic and intercompany sales, as well as sales to the Caribbean, Mexico, South America, and the Pacific Rim, except for Australia and New Zealand. WD-40 Company (U.S.) export sales were $18,814,000, $19,141,000 and $18,163,000 during the years ended August 31, 1998, 1997 and 1996, respectively. WD-40 Company Ltd. (U.K.) includes sales to Europe, the Middle East, and Africa. WD-40 Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd. are included in other foreign subsidiaries. Substantially all sales by these entities are to customers within Canada, Australia, and New Zealand.

                                                                             YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------------
                                                                 1998                 1997                1996
                                                            ---------------      --------------       -------------
Net sales:
   WD-40 Company (U.S.)                                     $  101,953,000      $   98,275,000      $   93,487,000
   WD-40 Company Ltd. (U.K.)                                    34,885,000          32,244,000          29,949,000
   Other foreign subsidiaries                                    9,186,000           9,174,000           8,751,000
   Intercompany                                                 (1,627,000)         (1,800,000)         (1,275,000)
                                                            --------------      --------------      --------------
                                                            $  144,397,000      $  137,893,000      $  130,912,000
                                                            --------------      --------------      --------------
                                                            --------------      --------------      --------------
Operating profit:
   WD-40 Company (U.S.)                                     $   23,694,000      $   25,146,000      $   22,352,000
   WD-40 Company Ltd. (U.K.)                                     8,084,000           7,078,000           8,134,000
   Other foreign subsidiaries                                    2,382,000           2,424,000           2,190,000
   Interest income, net                                            551,000              54,000             398,000
   Other (expense) income, net                                    (455,000)         (1,342,000)            338,000
                                                            --------------      --------------      --------------
   Income before income taxes                               $   34,256,000      $   33,360,000      $   33,412,000
                                                            --------------      --------------      --------------
                                                            --------------      --------------      --------------


                                                                                  AUGUST 31,
                                                            ------------------------------------------------------
                                                                 1998                 1997                1996
                                                            ---------------      --------------       -------------
Identifiable assets:
   WD-40 Company (U.S.)                                     $   53,627,000      $   46,811,000      $   44,876,000
   WD-40 Company Ltd. (U.K.)                                    14,666,000          16,526,000          14,949,000
   Other foreign subsidiaries                                    2,652,000           2,081,000           1,833,000
                                                            --------------      --------------      --------------
                                                            $   70,945,000      $   65,418,000      $   61,658,000
                                                            --------------      --------------      --------------
                                                            --------------      --------------      --------------


NOTE 6 - EARNINGS PER COMMON SHARE

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 1998, 1997 and 1996.

                                                          YEAR ENDED AUGUST 31,
                      --------------------------------------------------------------------------------------------------
                                   1998                            1997                            1996
                      ------------------------------  -------------------------------  ---------------------------------
                                              PER                               PER                               PER
                        NET                  SHARE        NET                  SHARE       NET                   SHARE
                       INCOME       SHARES   AMOUNT     INCOME       SHARES    AMOUNT     INCOME       SHARES    AMOUNT
                      ----------- ---------- ------   -----------  ----------  ------   -----------   ---------  -------
                      $21,888,000                     $21,363,000                       $21,297,000
Basic EPS                         15,604,160   1.40                 15,512,140   1.38                 15,423,728   1.38
Dilutive Securities                   59,959                            91,650                            41,693
                                  ----------                        ----------                        ----------
Diluted EPS                       15,664,119   1.40                 15,603,790   1.37                 15,465,421   1.38
                                  ----------                        ----------                        ----------
                                  ----------                        ----------                        ----------


For the years ended August 31, 1998, 1997 and 1996, 137,400, 0 and 86,800 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

NOTE 7 - INCOME TAXES

The provision for income taxes includes the following:


                                                                             YEAR ENDED AUGUST 31,
                                                            ------------------------------------------------------
                                                                 1998                1997                1996
                                                            ---------------     ---------------    ---------------
Current tax provision:
 United States                                              $    7,911,000       $    8,359,000     $   6,812,000
 State                                                           1,964,000            1,687,000         1,818,000
 Foreign                                                         2,798,000            1,933,000         2,866,000
                                                            --------------       --------------     -------------
     Total current                                              12,673,000           11,979,000        11,496,000
                                                            --------------       --------------     -------------
Deferred tax provision (benefit):
 United States                                                    (343,000)               8,000           563,000
 Foreign                                                            38,000               10,000            56,000
                                                            --------------       --------------     -------------
 Total deferred                                                   (305,000)              18,000           619,000
                                                            --------------       --------------     -------------
                                                            $   12,368,000      $    11,997,000      $ 12,115,000
                                                            --------------       --------------     -------------
                                                            --------------       --------------     -------------

Deferred tax assets included in other current assets are comprised of the following:

                                                                                            AUGUST 31,
                                                                                ----------------------------------
                                                                                     1998                1997
                                                                                --------------       -------------
Accrued employee benefits                                                       $      454,000      $      363,000
State income taxes                                                                     260,000             232,000
Reserves and allowances                                                                320,000             118,000
                                                                                --------------      --------------
                                                                                $    1,034,000      $      713,000
                                                                                --------------      --------------
                                                                                --------------      --------------

Long-term deferred tax assets and (liabilities) included in other assets are comprised of the following:


                                                                                            AUGUST 31,
                                                                                ----------------------------------
                                                                                     1998                1997
                                                                                --------------       -------------
Depreciation                                                                    $    (226,000)      $    (281,000)
Deferred compensation                                                                 461,000             439,000
Other                                                                                      -               93,000
                                                                                -------------      --------------
                                                                                $     235,000      $      251,000
                                                                                -------------      --------------
                                                                                -------------      --------------


Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

                                                                             YEAR ENDED AUGUST 31,
                                                              -------------------------------------------------
                                                                 1998                1997                1996
                                                              ----------          ----------           ---------

Amount computed at U.S. statutory federal tax rate          $   11,990,000      $   11,676,000      $   11,694,000
State income taxes, net of federal benefit                       1,257,000           1,409,000           1,182,000
Affordable housing credits                                        (717,000)           (654,000)           (499,000)
Other                                                             (162,000)           (434,000)           (262,000)
                                                            --------------      --------------      --------------
                                                            $   12,368,000      $   11,997,000      $   12,115,000
                                                            --------------      --------------      --------------
                                                            --------------      --------------      --------------


Income taxes paid during the years ended August 31, 1998, 1997 and 1996 amounted to $11,638,000, $11,850,000 and $12,329,000, respectively.

NOTE 8 - STOCK OPTIONS

The Company has a stock option plan whereby the Board of Directors may grant officers and key employees options to purchase up to 1,480,000 shares of the Company's common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options are generally exercisable one year after grant and may not be granted for terms in excess of ten years. At August 31, 1998, options for 224,979 shares were exercisable, and options for 756,898 shares were available for future grants.

A summary of the changes in options outstanding under the Company's stock option plan during the three years ended August 31, 1998 is as follows:

                                                                                NUMBER              OPTION PRICE
                                                                              OF SHARES               PER SHARE
                                                                             ------------         -----------------
Outstanding at August 31, 1995                                                 385,318             $12.25 - $23.75
   Options granted                                                             124,800                 $21.19
   Options exercised                                                           (45,392)            $12.25 - $21.25
   Options canceled                                                            (22,994)            $21.19 - $23.75
                                                                             ---------             ---------------
Outstanding at August 31, 1996                                                 441,732             $15.34 - $23.75
   Options granted                                                             126,800                 $23.00
   Options exercised                                                          (177,400)            $15.34 - $23.75
   Options canceled                                                            (16,082)            $21.19 - $23.75
                                                                             ---------             ---------------
Outstanding at August 31, 1997                                                 375,050             $15.44 - $23.75
   Options granted                                                             147,800                 $31.75
   Options exercised                                                          (120,634)            $16.13 - $23.75
   Options canceled                                                            (25,379)            $17.13 - $31.75
                                                                             ---------             ---------------
Outstanding at August 31, 1998                                                 376,837             $15.44 - $31.75
                                                                             ---------
                                                                             ---------


The following table summarizes information concerning outstanding and exercisable options as of August 31, 1998:

                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        -------------------------------------------------------   -------------------------------
                                                WEIGHTED-          WEIGHTED-                            WEIGHTED-
     RANGE OF                NUMBER              AVERAGE            AVERAGE            NUMBER            AVERAGE
     EXERCISE           OUTSTANDING AS OF       REMAINING          EXERCISE      EXERCISABLE AS OF       EXERCISE
      PRICES             AUGUST 31, 1998      LIFE (YEARS)           PRICE         AUGUST 31, 1998        PRICE
                        -----------------     ------------         ---------     -----------------      ----------
  $15.44 - $21.25           120,879               5.85              $20.47             120,879             $20.47
  $23.00 - $31.75           255,958               8.21              $27.80             104,100             $26.44
                            -------                                                    -------
                            376,837               7.45              $25.45             224,979             $21.75
                            -------                                                    -------
                            -------                                                    -------

                                       xii

If the Company had elected to recognize compensation expense for its stock option plan using the fair value method, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below.


                                                                             YEAR ENDED AUGUST 31,
                                                             ----------------------------------------------------
                                                                 1998                1997                1996
                                                             ------------         ----------          -----------
Net income
   As reported                                              $   21,888,000      $   21,363,000      $   21,297,000
   Pro forma                                                $   21,561,000      $   21,055,000      $   21,098,000

Diluted earnings per share
   As reported                                                  $1.40                $1.37               $1.38
   Pro forma                                                    $1.38                $1.36               $1.37


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended August 31, 1998, 1997 and 1996: expected volatility of 17.0%, risk-free interest rates ranging from 5.96% to 6.21%, an average expected life of three years and a dividend yield of 5.6%. The weighted average fair value of stock options granted during the years ended August 31, 1998, 1997 and 1996 was $3.23, $2.58 and $2.11 per share, respectively.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a combined Money Purchase Pension Plan and Profit Sharing Plan for the benefit of its regular full-time employees who meet certain criteria. The Plans provide for annual contributions into a trust to the extent of 10% of covered employee compensation for the Money Purchase Pension Plan and as approved by the Board of Directors for the Profit Sharing Plan, but which may not exceed the amount deductible for income tax purposes. The Plans may be amended or discontinued at any time by the Company. Contributions charged to income under the plans in the years ended August 31, 1998, 1997 and 1996 totaled $1,376,000, $1,094,000 and $1,029,000, respectively.

The Company has a Salary Deferral Employee Stock Ownership Plan whereby regular full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to fifty percent or more of the compensation deferred by employees, but not in excess of the amount deductible for income tax purposes. Company contributions to the trust are invested in the Company's common stock. The Plan may be amended or discontinued at any time by the Company. Company contribution expense during the years ended August 31, 1998, 1997 and 1996 was approximately $123,000, $129,000 and $118,000, respectively.

The Company has agreed to provide fixed retirement benefits to certain of its key executives. The Company's gross liability related to these agreements approximates $7,900,000 of which $1,103,000, representing the present value of these obligations to employees for service through August 31, 1998, has been accrued.

The Company has life insurance policies on certain of its key executives. As of August 31, 1998, the aggregate cash surrender value of these policies is $1,504,000, which is included in other assets. Keyman life insurance premiums paid by the Company during the years ended August 31, 1998, 1997 and 1996 were $30,000, $56,000 and $46,000, respectively.

NOTE 10 - LOW INCOME HOUSING INVESTMENTS AND RELATED DEBT

On August 31, 1993 and December 13, 1994, the Company purchased partnership units in an affordable housing tax credit fund for $3,000,000 and $2,000,000, respectively. The Company's decision to invest in the fund was due to the favorable tax credits that are available over the investment period of 15 years, subject to certain tax restrictions. The investment is accounted for at historical cost, amortized on a straight line basis over 15 years. Amortization expense was $333,000 in each of the last three fiscal years.

The Company entered into seven-year promissory notes to fund its investments in the affordable housing tax credit fund. Each note is secured by the corresponding investment and bears interest at 7.0%. Combined interest and principal payments on each note are $559,000 and $370,000, respectively, due annually each January through 2000. Interest paid during the years ended August 31, 1998, 1997 and 1996 was $173,000, $223,000 and $270,000,
respectively.

NOTE 11 - BANK LINE OF CREDIT

In July 1998, the Company obtained an unsecured line of credit with a commercial bank which expires on November 30, 2000. Under the terms of the credit agreement, the Company may borrow up to $10,000,000 at the bank's reference rate (8.50% at August 31, 1998) or LIBOR plus 1.5%. The credit agreement requires the Company to maintain minimum income levels and meet certain other restrictive covenants. There were no borrowings outstanding on this line at August 31, 1998.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

The Company was committed under certain noncancelable operating leases at August 31, 1998 which provide for the following future minimum lease payments: 1999, $497,000; 2000, $388,000; 2001, $231,000; 2002, $35,000; and
2003, $6,000. Rent expense for the years ended August 31, 1998, 1997 and 1996 was $267,000, $257,000 and $273,000, respectively.

NOTE 13 - SUBSEQUENT EVENTS

On September 29, 1998, the Company declared a cash dividend of $.32 per share payable on November 2, 1998 to shareholders of record on October 19, 1998.

From September 2, 1998 through September 29, 1998, the Company repurchased 25,697 shares of common stock on the open market for $593,000. These repurchases were made pursuant to a plan authorized by the Board of Directors for management to acquire up to five percent of the outstanding shares from time to time in the open market subject to available cash flow and market conditions.

SCHEDULE II

                                   WD-40 COMPANY

          CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                      ADDITIONS
                              BALANCE AT              CHARGED TO                            BALANCE
                              BEGINNING               COSTS AND                             AT END OF
                              OF PERIOD               EXPENSES           DEDUCTIONS*        PERIOD
                              ----------              ----------         -----------        ---------

         Reserve for bad debts and sales discounts:

         Year ended
         August 31, 1996      $  476,000                $ 1,085,000      $ 1,141,000        $  420,000
                              ----------                -----------      -----------        ----------
                              ----------                -----------      -----------        ----------

         Year ended
         August 31, 1997      $  420,000                $ 1,104,000      $ 1,029,000        $  495,000
                              ----------                -----------      -----------        ----------
                              ----------                -----------      -----------        ----------
         Year ended
         August 31, 1998      $  495,000                $ 1,647,000      $  1,567,000       $  585,000
                              ----------                -----------      -----------        ----------
                              ----------                -----------      -----------        ----------


         * Write-off of doubtful accounts and sales discounts taken.

                                INDEX TO EXHIBITS

                                                                                                INCORPORATED
                                                                                                BY REFERENCE
NO.               EXHIBIT                                                                           PAGE
--                -------                                                                       ------------
3(a)          Restated Articles of Incorporation                                                      14

3(b)          Certificate of Amendment of Restated Articles of Incorporation                          14

3(c )         Restated By-Laws                                                                        14

10(a)         Restated WD-40 Company Incentive Stock Option Plan                                      14

10(b)         WD-40 Company Supplemental Death Benefit Plan                                           14

10(c )        WD-40 Company Supplemental Retirement Benefit Plan                                      14

10(d)         Second Amendment and Restatement, WD-40 Company 1990                                    14
              Incentive Stock Option Plan

21            Subsidiaries of the Registrant

23            Consent of Independent Accountants

27            Financial Data Schedule (electronic filing only)
