Form 10-Q
period 1998-11-30
WD 40 CO
filed 1999-01-14
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1998
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
                                                  Yes    X      No
                                                        ---         ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of Jan  6, 1998         15,597,186

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS

                                                                    (UNAUDITED)
                                                                  NOVEMBER 30, 1998             AUGUST 31, 1998
                                                                  -----------------             ---------------
Current assets:
     Cash and cash equivalents                                       $11,084,000                   $ 8,572,000
     Short-term investments                                            7,853,000                     6,093,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $487,000 and $585,000                                       21,268,000                    27,037,000
     Product held at contract packagers                                1,416,000                     2,038,000
     Inventories                                                       2,041,000                     1,697,000
     Other current assets                                              3,776,000                     4,329,000
                                                                     -----------                   -----------
        Total current assets                                          47,438,000                    49,766,000

Property, plant, and equipment, net                                    3,746,000                     3,593,000
Low income housing investments                                         3,361,000                     3,378,000
Goodwill, net                                                         12,194,000                    12,468,000
Other assets                                                           1,797,000                     1,740,000
                                                                     -----------                   -----------

                                                                     $68,536,000                   $70,945,000
                                                                     -----------                   -----------
                                                                     -----------                   -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                        $ 7,207,000                   $ 6,906,000
     Accrued payroll and related expenses                              1,855,000                     3,059,000
     Income taxes payable                                              3,841,000                     3,115,000
     Current portion of long-term debt                                   832,000                       830,000
                                                                     -----------                   -----------
        Total current liabilities                                     13,735,000                    13,910,000

Long-term debt                                                           917,000                       916,000
Deferred employee benefits                                             1,162,000                     1,121,000
                                                                     -----------                   -----------
                                                                      15,814,000                    15,947,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of  15,595,986 and 15,633,308                                   8,794,000                     9,680,000
     Paid-in capital                                                     321,000                       321,000
     Retained earnings                                                43,033,000                    44,318,000
     Accumulated other comprehensive income                              574,000                       679,000
                                                                     -----------                   -----------
        Total shareholders' equity                                    52,722,000                    54,998,000
                                                                     -----------                   -----------

                                                                     $68,536,000                   $70,945,000
                                                                     -----------                   -----------
                                                                     -----------                   -----------

   (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                             CONSOLIDATED CONDENSED
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                             -------------------------------------------------
                                                NOVEMBER 30,1998           NOVEMBER 30,1997
                                             ----------------------    -----------------------
Net sales                                         $29,617,000                $33,597,000
Cost of product sold                               13,116,000                 14,318,000
                                                  -----------                -----------

Gross profit                                       16,501,000                 19,279,000
                                                  -----------                -----------

Operating expenses:
     Selling, general & administrative,
         and amortization expense                   7,842,000                  7,910,000
     Advertising & sales promotions                 3,066,000                  3,071,000
                                                  -----------                -----------

Income from operations                              5,593,000                  8,298,000
                                                  -----------                -----------

Other income (expense)                                240,000                  (134,000)
                                                  -----------                -----------

Income before income taxes                          5,833,000                  8,164,000
Provision for income taxes                          2,131,000                  2,939,000
                                                  -----------                -----------

Net Income                                        $ 3,702,000                $ 5,225,000
                                                  -----------                -----------
                                                  -----------                -----------

Basic earnings per share                          $      0.24                $      0.34
                                                  -----------                -----------
                                                  -----------                -----------

Diluted earnings per share                        $      0.24                $      0.33
                                                  -----------                -----------
                                                  -----------                -----------

Basic common equivalent shares                     15,596,751                 15,563,688
                                                  -----------                -----------
                                                  -----------                -----------

Diluted common equivalent shares                   15,637,731                 15,648,974
                                                  -----------                -----------
                                                  -----------                -----------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                     --------------------------------------------
                                                                     NOVEMBER 30, 1998          NOVEMBER 30, 1997
                                                                     -----------------          -----------------
Cash flows from operating activities:

     Net income                                                         $ 3,702,000                 $ 5,225,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                       473,000                     542,000
        (Gain) Loss on sale of equipment                                     (1,000)                    103,000
        Deferred income taxes                                                (3,000)                    535,000

        Changes in assets and liabilities:
            Trade accounts receivable                                     5,706,000                  (1,764,000)
            Product held at contract packagers                              622,000                     584,000
            Inventories                                                    (349,000)                  1,348,000
            Other assets                                                    551,000                     596,000
            Accounts payable and accrued expenses                          (889,000)                 (1,012,000)
            Income taxes payable                                            741,000                   2,075,000
            Long-term deferred employee benefits                             41,000                      24,000
                                                                        -----------                 -----------

        Net cash provided by operating activities                        10,594,000                   8,256,000
                                                                        -----------                 -----------

Cash flows from investing activities:
     Net change in short-term investments                                (1,760,000)
     Proceeds from sale of equipment                                         19,000                     465,000
     Capital expenditures                                                  (374,000)                   (500,000)
                                                                        -----------                 -----------

        Net cash used in investing activities                            (2,115,000)                    (35,000)
                                                                        -----------                 -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 359,000                      48,000
     Expenditures for repurchase of common stock                         (1,245,000)
     Repayment of long-term debt                                             (5,000)
     Dividends paid                                                      (4,986,000)                 (4,981,000)
                                                                        -----------                 -----------

        Net cash used in financing activities                            (5,877,000)                 (4,933,000)
                                                                        -----------                 -----------

Effect of exchange rate changes on cash
     and cash equivalents                                                   (90,000)                    435,000
                                                                        -----------                 -----------
Increase in cash and cash equivalents                                     2,512,000                   3,723,000
Cash and cash equivalents at beginning of period                          8,572,000                  10,868,000
                                                                        -----------                 -----------
Cash and cash equivalents at end of period                              $11,084,000                 $14,591,000
                                                                        -----------                 -----------
                                                                        -----------                 -----------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

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

EARNINGS PER SHARE

Common stock equivalents of 40,980 and 85,286 shares for the three months ended November 30, 1998 and 1997 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended November 30, 1998 and 1997, 135,600 and 143,000 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

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

RECLASSIFICATIONS

Certain fiscal 1998 amounts have been reclassified to conform to the current year presentation.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME

Effective September 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the annual financial statements. This Statement requires all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. For the interim periods, only a total for comprehensive income shall be reported in the condensed financial statements.

SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. WD-40 Company's total comprehensive income was as follows:

                      THREE MONTHS ENDED NOVEMBER 30,                     1998               1997
                                                                       ----------          ----------
Net income                                                             $3,702,000          $5,225,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                               (105,000)            902,000
                                                                       ----------          ----------
Total comprehensive income                                             $3,597,000          $6,127,000
                                                                       ----------          ----------
                                                                       ----------          ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $29.6 million in the 1st quarter of fiscal 1999 vs. $33.6 million in the comparable prior year period, representing a decrease of 11.8%. Sales for the Company's three trading blocs are broken down as follows (in millions):

Three months ended November 30,                           1998                     1997
                                                    -----------------        ---------------
Americas                                            $18.0         61%        $20.7       62%
Europe                                                9.1         31%          9.8       29%
Asia Pacific                                          2.5          8%          3.1        9%
                                                    -----        ---         -----      ---
TOTAL                                               $29.6        100%        $33.6      100%
                                                    -----        ---         -----      ---


In the Americas region, 81% of the sales in the first quarter of fiscal 1999 came from the U.S., and 19% came from Canada and Latin America. This distribution reflects a change from the first quarter of fiscal 1998 in which 84% of the sales came from the U.S., and only 15% of the sales came from Canada and Latin America. Sales in the US declined 13% from the first quarter of fiscal 1998, while sales to Canada and Latin America increased by 19% and 4%, respectively. The decrease in US sales is primarily due to the lack of significant sales promotions during the quarter. Because of the high market penetration enjoyed by the WD-40 product line as well as the extremely high percentage of WD-40 product sales to total Company sales, the timing of promotions in the US can have a material impact on sales in any given quarter. Further, the ability to run a promotion is somewhat outside the Company's control, as the retailer's own promotion schedule is a major factor. Given the schedule for promotions in the second fiscal quarter, the Company believes that sales in the U.S. will be considerably stronger than in the first quarter.

In Europe, first quarter fiscal 1999 sales were 7% lower than sales in the comparable period of fiscal 1998, primarily due to a decline in U.K. sales. First quarter sales from the U.K., which is a mature and well-established market for the Company's products, were down 12%, accounting for 38% of the region's sales in the first quarter of fiscal 1999, compared to 40% in the first quarter of fiscal 1998. The principal European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 30% of the region's sales in the first quarter 1999, compared to 26% in the comparable period of fiscal 1998. First quarter fiscal 1999 sales in France, Germany and Spain grew by 11% , 12% and 12% respectively from the comparable period last year. The Company expects the majority of its growth in the region to continue to come from these direct European countries during this fiscal year.

In the Asia/Pacific region, total sales were down 21% due to the economic and political crisis which continues to affect the economies of many of the countries in the region. Part of the decline can be attributed to the fact that the negative effects of the economic situation in Asia were not apparent in the first quarter of the 1998 fiscal year. The Company expects little to no growth in sales from this region in the near future.

Gross profit was $16.5 million, or 55.7% of sales in the first quarter of fiscal 1999, down from 19.3 million or 57.4% in the comparable period of fiscal 1998. Changes in gross profit percentage from quarter to quarter are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

A breakdown of gross profit by trading bloc by period follows (in millions):

Three months ended November 30,                               1998                        1997
                                                       -------------------         ------------------
Americas                                               $ 9.9         55.2%          $12.0       57.9%
Europe                                                   5.3         58.5%            5.7       58.0%
Asia/Pacific                                             1.3         49.6%            1.6       51.7%
                                                       -----         ----           -----       ----
Total                                                  $16.5         55.7%          $19.3       57.4%
                                                       -----         ----           -----       ----


Selling, general, & administrative expenses were essentially unchanged at $7.6 million for the first quarter of both fiscal 1999 and fiscal 1998. As a percentage of sales, SG&A increased to 25.6% in the first period of fiscal 1999 from 22.5% in the comparable prior year period. The increase in SG&A as a percentage of sales is due to the fact that a large portion of these expenses are fixed, rather than variable, and with lower sales in the quarter, the SG&A percentage increased.

Advertising and sales promotion expense was also unchanged at $3.1 million for the first quarter of both fiscal 1999 and 1998. Advertising and sales promotion as a percentage of sales increased to 10.4% in the first quarter of fiscal 1999 due primarily to the lower sales volume, while these costs were only 9.1% of sales in the first quarter of fiscal 1998. For the year the Company expects advertising and sales promotion to be in the historical range of 10% of sales.

Income from operations was $5.6 million, or 18.9% of sales in the first quarter of fiscal 1999, compared to $8.3 million, or 24.7% of sales in the comparable prior year period. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the decrease in net sales and the lower gross profit percentage.

The components of other income (expense) are shown below:

Three months ended November 30,                               1998           1997
                                                           ---------      ----------
Interest Income, net                                        $ 79,000       $  50,000
Foreign Currency Gains (Losses)                              137,000         (80,000)
Loss on Disposal of PP&E                                       1,000        (106,000)
Other Income                                                  23,000           2,000
                                                            --------       ---------
TOTAL                                                       $240,000       $(134,000)
                                                            --------       ---------

The increase in interest income (net) in the first quarter of fiscal 1999 over 1998 was due to the Company having greater cash balances on hand during the quarter which were available for investment. Foreign currency exchange produced gains of $137,000 for the three months ended November 30, 1998 versus a loss of $80,000 for the comparable period in fiscal 1998 due to favorable exchange rate movements in countries where the Company operates in local currencies and to programs put in place, particularly in the U.K., to better manage currency conversion. The loss on disposal of property, plant and equipment in fiscal 1998 was due largely to a decision to convert company owned vehicles to leased vehicles and was partially offset by lower depreciation expense.

The provision for income taxes was 36.5% of taxable income in the first quarter of fiscal 1999, compared to 36.0% in the comparable prior year period. The Company is continuing to evaluate its income tax provision in light of expected shifts in taxable income throughout the world and expects the effective tax rate will remain at the increased level throughout the fiscal year.

Net income was $3.7 million, or $.24 per share on a fully diluted basis in the first quarter of fiscal 1999, versus $5.2 million, or $.33 in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2.5 million from $8.6 million at the end of fiscal 1998 to $11.1 million at the end of the first quarter of fiscal 1999. The increases in cash and cash equivalents and short-term investments resulted primarily from the collection of accounts receivable during the quarter. Accounts receivable was higher at the end of fiscal 1998 due to increased sales volumes during the last two months of the year. Short-term investments increased by $1.8 million from $6.1 million at the end of fiscal 1998 to $7.9 million at November 30, 1998. These investments are readily marketable and are comprised primarily of state, county and municipal securities.

At November 30, 1998 working capital was $33.7 million, a decrease of $2.2 million from $35.9 million at the end of fiscal 1998. The current ratio of
3.5 at November 30, 1998 is slightly lower than the 3.6 at the end of fiscal 1998 due to a decrease of $2.3 million in current assets due primarily to the Company's repurchase of common stock. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. During the first quarter of fiscal 1999, the Company repurchased 53,620 shares of the Company's common stock which reduced current assets by $1.25 million. Current liabilities decreased slightly to $13.7 million at November 30, 1998 from $13.9 million at August 31, 1998.

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

The Company spent $0.4 million for new capital assets during the first quarter of fiscal 1999, primarily in the area of improvements to existing facilities and computer hardware and software. In fiscal 1999, the Company expects to spend approximately $1.6 million for new capital assets, primarily for computer hardware and software in support of sales and operations.

YEAR 2000 ISSUE

In 1997, the Company established a project team, reporting to the Year 2000 Compliance Committee of the board of directors, to ensure an uninterrupted transition to the year 2000. The project encompasses software, hardware, EDI, supply chain systems, third party contract packagers, environmental and safety systems, facilities, utilities, supplier readiness and other outside agencies. To date, the project team has assessed all internal systems and acquired the necessary computer hardware and software to assure compliance of its internal systems.

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

EURO COMPLIANCE

The Company transacts business in Europe through it's wholly-owned U.K. subsidiary. To meet possible demands on its information systems brought on by the introduction of the Euro, the Company's U.K. subsidiary is currently updating its information systems to become Euro compatible and expects implementation to be completed in the third quarter of fiscal 1999.

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

The fair value of the Company's investments in marketable securities at November 30, 1998 was $7,583,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. The Company's portfolio is primarily invested in variable rate demand notes issued by state and local governmental agencies. These notes offer liquidity on regularly scheduled auction dates, on a one-week or five-week cycle. and are traded at face value, thereby eliminating risk of principal loss. While these notes depend upon the creditworthiness of the issuers, the Company attempts to minimize credit risk by limiting its investment in any one particular state or local agency.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words "aim," "believe," "expect," "anticipate," "intend," "estimate" and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America, Asia/Pacific and direct European countries, the impact of customer mix on gross margins, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, particularly in the Asia/Pacific region, the impact of the year 2000 issue, and legal proceedings.

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

           3 (c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed April 14, 1998,
                           Exhibit 3 (c) thereto.

          27               Financial Data Schedule (electronic filing only)

  (b)             Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended November 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WD-40 COMPANY
                                            Registrant



Date:  January 14, 1999             /s/ THOMAS J. TRANCHINA
                                    -----------------------------
                                    Thomas J. Tranchina
                                    Chief Financial Officer
                                    (Principal Financial Officer)