Form 10-Q
period 1999-02-28
WD 40 CO
filed 1999-04-14
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28,1999
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

                                 Yes  X      No
                                     ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of April 6, 1998                 15,598,636

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                      ASSETS



                                                                       (Unaudited)
                                                                     February 28, 1999               August 31, 1998
                                                                     -----------------               ---------------
Current assets:
     Cash and cash equivalents                                      $        4,370,000               $     8,572,000
     Short-term investments                                                  5,705,000                     6,093,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $574,000 and $585,000                                             33,978,000                    27,037,000
     Product held at contract packagers                                      2,428,000                     2,038,000
     Inventories                                                             1,627,000                     1,697,000
     Other current assets                                                    4,721,000                     4,329,000
                                                                    ------------------               ---------------
         Total current assets                                               52,829,000                    49,766,000

Property, plant, and equipment, net                                          3,680,000                     3,593,000
Low income housing investments                                               3,345,000                     3,378,000
Goodwill, net                                                               11,902,000                    12,468,000
Other assets                                                                 1,878,000                     1,740,000
                                                                    ------------------               ---------------
                                                                    $        73,634,000               $    70,945,000
                                                                    ------------------               ---------------
                                                                    ------------------               ---------------

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                       $       10,430,000               $     6,906,000
     Accrued payroll and related expenses                                    2,751,000                     3,059,000
     Income taxes payable                                                    3,793,000                     3,115,000
     Current portion of long-term debt                                         861,000                       830,000
                                                                    ------------------               ---------------
         Total current liabilities                                          17,835,000                    13,910,000

Long-term debt                                                                  73,000                       916,000
Deferred employee benefits                                                   1,273,000                     1,121,000
                                                                    ------------------               ---------------
                                                                            19,181,000                    15,947,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of  15,598,636 and 15,633,308                                         8,854,000                     9,680,000
     Paid-in capital                                                           321,000                       321,000
     Retained earnings                                                      44,833,000                    44,318,000
     Accumulated other comprehensive income                                    445,000                       679,000
                                                                    ------------------               ---------------
         Total shareholders' equity                                         54,453,000                    54,998,000
                                                                    ------------------               ---------------
                                                                    $       73,634,000               $    70,945,000
                                                                    ------------------               ---------------
                                                                    ------------------               ---------------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended                Six Months Ended
                                             -----------------------------------------------------------------------------------
                                                February 28          February 28            February 28            February 28
                                             -----------------     -----------------      -----------------      ---------------
                                                   1999                  1998                   1999                  1998
                                             -----------------     -----------------      -----------------      ----------------
Net sales                                    $     41,709,000      $     39,174,000       $     71,326,000       $   72,771,000
Cost of product sold                               18,583,000            16,754,000             31,699,000           31,072,000
                                             -----------------     -----------------      -----------------      ----------------


Gross profit                                       23,126,000            22,420,000             39,627,000           41,699,000
                                             -----------------     -----------------      -----------------      ----------------

Operating expenses:
     Selling, general & administrative,
         and amortization expense                   8,636,000             8,497,000             16,478,000           16,407,000
     Advertising & sales promotions                 3,817,000             4,021,000              6,883,000            7,092,000
                                             -----------------     -----------------      -----------------      ----------------

Income from operations                             10,673,000             9,902,000             16,266,000           18,200,000
                                             -----------------     -----------------      -----------------      ----------------

Other income (expense)                                 25,000                (9,000)               265,000             (143,000)
                                             -----------------     -----------------      -----------------      ----------------


Income before income taxes                         10,698,000             9,893,000             16,531,000           18,057,000
Provision for income taxes                          3,907,000             3,559,000              6,038,000            6,498,000
                                             -----------------     -----------------      -----------------      ----------------

Net Income                                   $      6,791,000      $      6,334,000       $     10,493,000       $   11,559,000
                                             -----------------     -----------------      -----------------      ----------------
                                             -----------------     -----------------      -----------------      ----------------


Basic earnings per share                     $           0.44      $           0.41       $           0.67       $         0.74
                                             -----------------     -----------------      -----------------      ----------------
                                             -----------------     -----------------      -----------------      ----------------


Diluted earnings per share                   $           0.43      $           0.40       $           0.67       $         0.74
                                             -----------------     -----------------      -----------------      ----------------
                                             -----------------     -----------------      -----------------      ----------------


Basic common equivalent shares                     15,597,704            15,590,237             15,597,225           15,576,963
                                             -----------------     -----------------      -----------------      ----------------
                                             -----------------     -----------------      -----------------      ----------------


Diluted common equivalent shares                   15,662,081            15,664,618             15,649,355           15,654,407
                                             -----------------     -----------------      -----------------      ----------------
                                             -----------------     -----------------      -----------------      ----------------

    (See accompanying notes to consolidated condensed financial statements.)

                                 WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                       ---------------------------------------------
                                                                       February 28, 1999           February 28, 1998
                                                                       -----------------           -----------------
Cash flows from operating activities:
     Net income                                                        $      10,493,000           $     11,559,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization expense                                   968,000                  1,074,000
         Loss on sale of equipment                                                                          225,000

         Changes in assets and liabilities:
             Trade accounts receivable                                        (7,266,000)                (7,806,000)
             Product held at contract packagers                                 (391,000)                  (409,000)
             Inventories                                                          46,000                  1,499,000
             Other assets                                                       (404,000)                 1,347,000
             Accounts payable and accrued expenses                             3,294,000                  2,041,000
             Income taxes payable                                                736,000                  2,576,000
             Long-term deferred employee benefits                                152,000                     21,000
                                                                       -----------------           -----------------
         Net cash provided by operating activities                             7,628,000                 12,127,000
                                                                       -----------------           -----------------

Cash flows from investing activities:
     Net change in short-term investments                                        388,000
     Proceeds from sale of equipment                                              43,000                    520,000
     Capital expenditures                                                       (580,000)                  (835,000)
                                                                       -----------------           -----------------
         Net cash used in investing activities                                  (149,000)                  (315,000)
                                                                       -----------------           -----------------


Cash flows from financing activities:
     Proceeds from issuance of common stock                                      420,000                  1,046,000
     Repurchase of common stock                                               (1,245,000)
     Repayment of long-term debt                                                (819,000)                  (680,000)
     Dividends paid                                                           (9,977,000)                (9,968,000)
                                                                       -----------------           -----------------
         Net cash used in financing activities                               (11,621,000)                (9,602,000)
                                                                       -----------------           -----------------


Effect of exchange rate changes on cash
     and cash equivalents                                                        (60,000)                   151,000
                                                                       -----------------           -----------------
(Decrease) increase in cash and cash equivalents                              (4,202,000)                 2,361,000
Cash and cash equivalents at beginning of period                               8,572,000                 10,868,000
                                                                       -----------------           -----------------
Cash and cash equivalents at end of period                             $       4,370,000           $     13,229,000
                                                                       -----------------           -----------------
                                                                       -----------------           -----------------


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28,1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd., WD-40 Company (Australia) Pty. Ltd. and WD-40 Manufacturing Company. All significant intercompany transactions and balances have been eliminated.

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

EARNINGS PER SHARE

Common stock equivalents of 64,377 and 74,381 shares for the three months ended February 28, 1999 and 1998 were used to calculate diluted earnings per share. Common stock equivalents of 52,130 and 77,444 shares for the six months ended February 28, 1999 and 1998 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2000. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial position or results of operations.


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

SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. WD-40 Company's total comprehensive income was as follows:



                       Three months ended February 28,                    1999                1998
                                                                     ---------------      -------------
Net income                                                           $    6,791,000       $  6,334,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                                (129,000)          (473,000)
                                                                     ---------------      -------------
Total comprehensive income                                           $    6,662,000       $  5,861,000
                                                                     ---------------      -------------
                                                                     ---------------      -------------


                        Six months ended February 28,                     1999                1998
                                                                     --------------       -------------
Net income                                                           $   10,493,000       $  11,559,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                                (234,000)             429,000
                                                                     --------------       --------------
Total comprehensive income                                           $   10,259,000       $  11,988,000
                                                                     --------------       -------------
                                                                     --------------       -------------


NOTE 4 - SUBSEQUENT EVENT

On March 25, 1999, the Company agreed to acquire all of the worldwide trademarks and other intangible assets relating to the LAVA brand soap products from Block Drug Company Inc. under an asset purchase agreement. The acquisition will include some equipment, inventory and the exclusive rights to manufacture, sell and distribute this product line. The acquisition will be financed in part by Company funds and in part by the proceeds of long-term borrowings. The purchase price and other financial aspects of the transaction have not been disclosed pending completion of the purchase.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 1999 COMPARED TO SECOND QUARTER OF
FISCAL YEAR 1998

Net sales were $41.7 million in the 2nd quarter of fiscal 1999 vs. $39.2 million in the comparable prior year period, representing an increase of 6.5%. Sales for the Company's three trading blocs are broken down as follows (in millions):


                                                       --------------------------------------------------
           Three months ended February 28,                       1999                     1998
           ----------------------------------------------------------------------------------------------
           Americas                                           $  29.5         71%      $  27.4       70%
           Europe                                                 9.6         23%          9.5       24%
           Asia/Pacific                                           2.6          6%          2.3       6%
           ----------------------------------------------------------------------------------------------
           TOTAL                                              $  41.7        100%      $  39.2      100%
           ----------------------------------------------------------------------------------------------

In the Americas region, 86% of the sales in the second quarter of fiscal 1999 came from the U.S., and 14% came from Canada and Latin America. This distribution reflects a change from the second quarter of fiscal 1998 in which 83% of the sales came from the U.S., and 17% of the sales came from Canada and Latin America. Sales in the US increased 11% from the second quarter of fiscal 1998 and sales to Canada increased by 23%, while sales to Latin America decreased by 27%. The increases in both U.S. sales and Canada sales are primarily due to the timing of sales promotions during the quarter. Because of the high market penetration enjoyed by the WD-40 product line as well as the extremely high percentage of WD-40 product sales to total Company sales, the timing of promotions can have a material impact on sales in any given quarter. The decrease in Latin America sales is primarily due to the region's economic weakness. While Brazil has been the hardest hit, Chile, Venezuela and Ecuador also had significantly reduced sales in the second quarter of fiscal 1999. Mexico and Argentina sales have remained strong while sales to the Caribbean have experienced significant growth.

In Europe, second quarter fiscal 1999 sales were 1% higher than sales in the comparable period of fiscal 1998, primarily due to increases in France and Germany. Second quarter sales from the U.K., which is a mature and well-established market for the Company's products, were down 2%, and this area accounted for 36% of the region's sales in the second quarter of fiscal 1999, compared to 37% in the second quarter of fiscal 1998. The principal European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 29% of the region's sales in the second quarter of fiscal 1999, compared to 25% in the comparable period of fiscal 1998. Second quarter fiscal 1999 sales in France and Germany each grew by 22% from the comparable period last year. Second quarter sales in Spain grew more moderately and were up 1% from the comparable period last year. In markets where the Company sells through marketing distributors, sales decreased by 7% from the comparable prior year period. A large part of this decrease stemmed from Russia, where economic conditions have negatively impacted sales. The Company expects the majority of its growth in the region to continue to come from France, Germany and Spain during the remainder of this fiscal year.

In the Asia/Pacific region, second quarter sales were up 15% from the second quarter of fiscal 1998. This increase is in part due to the fact that much of the negative effects of the economic situation in Asia were not apparent until the second quarter of the prior fiscal year and significantly affected sales in that period. While sales for the second quarter of fiscal 1999 were up significantly from the comparable prior year period, the Company continues to expect only moderate growth from this region in the near future.

Gross profit was $23.1 million, or 55.4% of sales in the second quarter of fiscal 1999, down from 22.4 million or 57.2% in the comparable period of fiscal 1998. A breakdown of gross profit by trading bloc by period follows (in millions):


                                                      ---------------------------------------------------------
        Three months ended February 28,                          1999                        1998
        -------------------------------------------------------------------------------------------------------
        Americas                                                $16.3         55.2%          $15.7       57.4%
        Europe                                                    5.5         58.1%            5.5       58.1%
        Asia/Pacific                                              1.3         48.3%            1.2       51.2%
        -------------------------------------------------------------------------------------------------------
        Total                                                   $23.1         55.4%          $22.4       57.2%
        -------------------------------------------------------------------------------------------------------

In the Americas, the U.S., Latin America and Canada each had their gross profits percentages for the second quarter of fiscal 1999 decrease from the comparable prior year period. This decrease in gross profit percentages is primarily the result of lower average selling prices due to the timing of promotions in the quarter.

In Asia/Pacific, the decline in gross profit percentage in the second quarter of fiscal 1999 from the comparable prior year period is primarily due to a reduction in average selling prices resulting from product mix, promotional timing and pricing responses to the Asian economic crisis.

Selling, general, & administrative expenses increased slightly to $8.4 million for the second quarter of fiscal 1999 from $8.2 million for the second quarter of fiscal 1998. As a percentage of sales, SG&A decreased to 20.1% in the second quarter of fiscal 1999 from 20.8% in the comparable prior year period. The $200,000 increase in SG&A expenses for the second quarter of fiscal 1999 over the comparable prior year period is primarily due to increased commissions for the Latin American direct countries and increased employee related costs for bonuses and relocation. The decrease in SG&A as a percentage of sales is due to the fact that a large portion of these expenses are fixed, rather than variable, and with higher sales in the quarter, the SG&A percentage decreased.

Advertising and sales promotion expense decreased to $3.8 million for the second quarter of fiscal 1999 from $4.0 million in the second quarter of fiscal 1998. Advertising and sales promotion as a percentage of sales decreased to 9.2% in the second quarter of fiscal 1999 down from 10.3% in the comparable period of fiscal 1998. The decrease in advertising and sales promotion both in dollars and as a percentage of sales is primarily due to the timing of expenditures for promotional programs. While the second quarter of fiscal 1999 was below the comparable prior year period, the Company expects its annual advertising and sales promotion to be in the historical range of 10% of sales.

Income from operations was $10.7 million, or 25.6% of sales in the second quarter of fiscal 1999, compared to $9.9 million, or 25.3% of sales in the comparable prior year period. The increase in income from operations was due to the items discussed above, namely the increase in net sales and the lower gross profit percentage.

Other income increased to $25,000 in the second quarter of fiscal 1999 from a loss of 9,000 in the second quarter of fiscal 1998. The increase was primarily due to reduced foreign currency exchange losses for the three months ended February 28, 1999 versus the comparable period in fiscal 1998 as well as reduced losses on the disposal of fixed assets.

The provision for income taxes was 36.5% of taxable income in the first quarter of fiscal 1999, compared to 36.0% in the comparable prior year period. The Company is continuing to evaluate its income tax provision in light of expected shifts in taxable income throughout the world and expects the effective tax rate will remain at the increased level throughout the fiscal year.

Net income was $6.8 million, or $.43 per share on a fully diluted basis in the second quarter of fiscal 1999, versus $6.3 million, or $.40 in the comparable prior year period.

SIX MONTHS ENDED FEBRUARY 28, 1999 VS. SIX MONTHS ENDED FEBRUARY 28, 1998

Net sales were $71.3 million for the first six months of fiscal 1999 vs. $72.8 million in the comparable prior year period, representing a decrease of 2.0%. Sales for the Company's three trading blocs are broken down as follows (in millions):



                                                       --------------------------------------------------
           Six months ended February 28,                         1999                     1998
           ----------------------------------------------------------------------------------------------
           Americas                                           $  47.4         67%      $  48.1       66%
           Europe                                                18.7         26%         19.3       27%
           Asia/Pacific                                           5.2          7%          5.4        7%
           ----------------------------------------------------------------------------------------------
           TOTAL                                              $  71.3        100%      $  72.8      100%
           ----------------------------------------------------------------------------------------------

In the Americas region, 84% of the sales for the first six months of fiscal 1999 came from the U.S., and 16% came from Canada and Latin America. While this distribution is unchanged from the first six months of fiscal 1998, sales in Canada increased 17% over the comparable prior year period and sales in Latin America declined 16% from the comparable prior year period. Sales in the U.S. for the first six months of fiscal 1999 were 1% lower than U.S. sales for the first six months of fiscal 1998. In the U.S. sales variability on a quarterly or yearly basis is primarily due to the timing and nature of sales promotions. The decline in Latin America sales is primarily due to the economic slow down that is affecting several Latin American countries where the Company typically has strong sales-most notably Brazil, Venezuela, Colombia and Chile.

In Europe, six month fiscal 1999 sales were 3% lower than sales in the comparable period of fiscal 1998, primarily due to decreases in the U.K. and in certain distributor markets. Six month sales from the U.K., which is a mature and well-established market for the Company's products, were down 7%, accounting for 37% of the region's sales in fiscal 1999, compared to 39% in the comparable prior year period. The principal European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 29% of the region's sales in fiscal 1999, compared to 25% in the comparable period of fiscal 1998. Fiscal 1999 sales in France, Germany and Spain grew by 16%, 17% and 7% respectively, from the comparable prior year period. Sales to the distributor markets declined 13% from the prior year. This decline is primarily due to the fragile economic conditions in Russia and softer than expected sales in Italy. For the balance of the fiscal year, the region's principal growth is expected to continue to come from the direct European countries of France, Germany and Spain.

In the Asia/Pacific region, sales were down 5% from the comparable prior year period. The decrease is due to the fact that the full effects of the Asian economic crisis were not felt until the second quarter of fiscal 1998. For the year, Asia/Pacific sales are expected to exceed fiscal 1998.

Gross profit was $39.6 million, or 55.6% of sales for the first six months of fiscal 1999, down from $ 41.7 million or 57.3% in the comparable period of fiscal 1998. Changes in gross profit percentage from period to period are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins. Therefore, the gross margin percentages experienced in fiscal 1999 to date are more indicative of percentages that might be achieved in the future.

A breakdown of gross profit by trading bloc by period follows (in millions):



                                                      ---------------------------------------------------------
        Six months ended February 28,                            1999                         1998
        -------------------------------------------------------------------------------------------------------
        Americas                                                $26.2         55.2%          $27.7       57.6%
        Europe                                                   10.9         58.3%           11.2       58.1%
        Asia/Pacific                                              2.5         48.9%            2.8       51.5%
        -------------------------------------------------------------------------------------------------------
        Total                                                   $39.6         55.6%          $41.7       57.3%
        -------------------------------------------------------------------------------------------------------

Selling, general, & administrative expenses increased slightly to $15.9 million for the first six months of fiscal 1999 from $15.7 million for the comparable prior year period. As a percentage of sales, SG&A rose to 22.3% in fiscal 1999 from 21.6% in fiscal 1998. The increase in SG&A expenses for the second quarter of fiscal 1999 over the comparable prior year period is primarily due to increased commissions for the Latin American direct countries and increased employee related costs for bonuses, relocation and retirement benefits.

Advertising and sales promotion expense decreased to $6.9 million for the first six months of fiscal 1999 from $7.1 million in the first six months of fiscal 1998. Advertising and sales promotion as a percentage of sales remained at 9.7% for the first six months of fiscal 1999 and fiscal 1998. The decrease in these expenses is due to the timing of expenditures for promotional programs. For the year, the Company expects advertising and sales promotion to be in the historical range of 10% of sales.

Income from operations was $16.3 million, or 22.8% of sales for the first six months of fiscal 1999, compared to $18.2 million, or 25.0% of sales in the comparable prior year period. The decrease in income from operations was due to the items discussed above, namely the decrease in net sales and the lower gross profit percentage.

Other income increased to $265,000 for the first six months of fiscal 1999 from a loss of $143,000 in the first six months of fiscal 1998. The increase is primarily due to the current year reversal of fiscal 1998 foreign currency exchange losses and a small current year gain on the sale of fixed assets compared to the fiscal 1998 loss on the disposal of automobiles. For fiscal 1999, the Company has experienced favorable exchange rate movements in countries where it operates in local currencies and has put in place programs, particularly in the U.K., to better manage currency conversion.

The provision for income taxes was 36.5% of taxable income for the first six months of fiscal 1999, compared to 36.0% in the comparable prior year period. The Company is continuing to evaluate its income tax provision in light of expected shifts in taxable income throughout the world and expects the effective tax rate will remain at the increased level throughout the fiscal year.

Net income was $10.5 million, or $.67 per share on a fully diluted basis for the first six months of fiscal 1999, versus $11.6 million, or $.74 in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments decreased by $4.6 million from $14.7 million at the end of fiscal 1998 to $10.1 million at the end of the second quarter of fiscal 1999. The decreases in cash and cash equivalents and short-term investments resulted primarily from the repurchase of common stock in the first quarter of fiscal 1999, the repayment of long-term debt and the significant increase in accounts receivable during the quarter. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. During the first quarter of fiscal 1999, the Company repurchased 53,620 shares of the Company's common stock which reduced current assets by $1.25 million. Accounts receivable increased by $6.9 million from the end of fiscal 1998 due to the timing of sales and extended promotional terms during January and February. The cash effect of the increase in accounts receivable has been partially offset by the $3.5 million increase in accounts payable and accrued liabilities.

During each quarter of fiscal 1999, the Company has paid a common stock dividend of $ .32 per share, aggregating $ 10.0 million for the six months of fiscal 1999. On March 30, 1999, the Board of Directors again declared a common stock dividend of $ .32 per share payable on April 30, 1999 to shareholders of record on April 12, 1999.

At February 28, 1999, working capital was $35.0 million, a decrease of $0.9 million from $35.9 million at the end of fiscal 1998. The current ratio of
3.0 at February 28,1999 is slightly lower than the 3.6 at the end of fiscal 1998 . Current liabilities increased by $3.9 million to $17.8 million at February 28, 1999 from $13.9 million at August 31, 1998.

The Company has an unsecured $10.0 million line of credit with a commercial bank which expires on November 30, 2000. To date, no funds have been borrowed under this line of credit. On March 25, 1999, the Company agreed to acquire all of the worldwide trademarks and other intangible assets relating to the LAVA brand soap products from Block Drug Company Inc. under an asset purchase agreement. In order to complete the acquisition of the LAVA product line, the Company anticipates that it will borrow funds under a new long term debt facility provided by a bank. Finalization of the terms of this debt facility is currently in progress.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends.

The Company spent $0.6 million for new capital assets during the first six months of fiscal 1999, primarily in the area of improvements to existing facilities and computer hardware and software. In fiscal 1999, the Company expects to spend approximately $1.6 million for new capital assets, primarily for computer hardware and software in support of sales and operations.

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

The fair value of the Company's investments in marketable securities at February 28, 1999 was $5,705,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return. The Company's portfolio is primarily invested in variable rate demand notes issued by state and local governmental agencies. These notes offer liquidity on regularly scheduled auction dates, on a one-week or five-week cycle and are traded at face value, thereby eliminating risk of principal loss. While these notes depend upon the creditworthiness of the issuers, the Company attempts to minimize credit risk by limiting its investment in any one particular state or local agency.

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

              3 (c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed April 14, 1998, Exhibit
                        3 (c) thereto.

             27         Financial Data Schedule (electronic filing only)


 (b)           Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended February 28, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WD-40 COMPANY
                                            Registrant

Date:  April 14, 1999               /s/ THOMAS J. TRANCHINA
                                    -----------------------
                                    Thomas J. Tranchina
                                    Chief Financial Officer
                                    (Principal Financial Officer)