Form 10-Q
period 1999-05-31
WD 40 CO
filed 1999-07-13
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 1999
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
                                              Yes  X     No
                                                  ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of  July  6, 1999                15,600,636

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS

                                                                          (Unaudited)
                                                                          May 31, 1999                 August 31, 1998
                                                                          ------------                 ---------------
Current assets:
     Cash and cash equivalents                                           $   9,830,000                  $  8,572,000
     Short-term investments                                                    151,000                     6,093,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $622,000 and $585,000                                             22,976,000                    27,037,000
     Product held at contract packagers                                      1,568,000                     2,038,000
     Inventories                                                             5,464,000                     1,697,000
     Other current assets                                                    3,933,000                     4,329,000
                                                                         -------------                  ------------
         Total current assets                                               43,922,000                    49,766,000

Property, plant, and equipment, net                                          3,534,000                     3,593,000
Low income housing investments                                               3,328,000                     3,378,000
Goodwill, net                                                               31,371,000                    12,468,000
Other assets                                                                 1,898,000                     1,740,000
                                                                         -------------                  ------------

                                                                         $  84,053,000                  $ 70,945,000
                                                                         -------------                  ------------
                                                                         -------------                  ------------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                            $   7,194,000                  $  6,906,000
     Accrued payroll and related expenses                                    2,578,000                     3,059,000
     Income taxes payable                                                    1,757,000                     3,115,000
     Current portion of long-term debt                                         861,000                       830,000
                                                                         -------------                  ------------
         Total current liabilities                                          12,390,000                    13,910,000

Long-term debt                                                              16,072,000                       916,000
Deferred employee benefits                                                   1,313,000                     1,121,000
                                                                         -------------                  ------------
                                                                            29,775,000                    15,947,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of  15,600,396 and 15,633,308                                         8,880,000                     9,680,000
     Paid-in capital                                                           509,000                       321,000
     Retained earnings                                                      44,465,000                    44,318,000
     Accumulated other comprehensive income                                    424,000                       679,000
                                                                         -------------                  ------------
         Total shareholders' equity                                         54,278,000                    54,998,000
                                                                         -------------                  ------------

                                                                         $  84,053,000                  $ 70,945,000
                                                                         -------------                  ------------
                                                                         -------------                  ------------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended                         Nine Months Ended
                                                 ----------------------------------          ----------------------------------
                                                    May 31                May 31                 May 31               May 31
                                                 ------------         -------------          -------------        -------------
                                                     1999                  1998                   1999                 1998
                                                 ------------         -------------          -------------        -------------
Net sales                                        $ 33,469,000         $  31,831,000          $ 104,795,000        $ 104,602,000
Cost of product sold                               14,472,000            14,235,000             46,171,000           45,307,000
                                                 ------------         -------------          -------------        -------------

Gross profit                                       18,997,000            17,596,000             58,624,000           59,295,000

Operating expenses:

     Selling, general & administrative              8,289,000             7,493,000             24,229,000           23,228,000
     Advertising & sales promotions                 2,989,000             3,648,000              9,872,000           10,740,000
     Amortization                                     379,000               336,000                917,000            1,008,000
                                                 ------------         -------------          -------------        -------------

Income from operations                              7,340,000             6,119,000             23,606,000           24,319,000

Other income (expense):
     Interest income (expense), net                   103,000               160,000                233,000              433,000
     Other income (expense), net                     (168,000)               59,000                (33,000)            (357,000)
                                                 ------------         -------------          -------------        -------------

Income before income taxes                          7,275,000             6,338,000             23,806,000           24,395,000
Provision for income taxes                          2,651,000             2,277,000              8,689,000            8,775,000
                                                 ------------         -------------          -------------        -------------

Net Income                                       $  4,624,000         $   4,061,000          $  15,117,000        $  15,620,000
                                                 ------------         -------------          -------------        -------------
                                                 ------------         -------------          -------------        -------------

Basic earnings per share                         $       0.30         $        0.26          $        0.97        $        1.00
                                                 ------------         -------------          -------------        -------------
                                                 ------------         -------------          -------------        -------------

Diluted earnings per share                       $       0.30         $        0.26          $        0.97        $        1.00
                                                 ------------         -------------          -------------        -------------
                                                 ------------         -------------          -------------        -------------

Basic common equivalent shares                     15,599,552            15,629,257             15,598,009           15,594,650
                                                 ------------         -------------          -------------        -------------
                                                 ------------         -------------          -------------        -------------

Diluted common equivalent shares                   15,657,755            15,695,318             15,652,130           15,668,030
                                                 ------------         -------------          -------------        -------------
                                                 ------------         -------------          -------------        -------------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                         ---------------------------------------
                                                                         May 31, 1999               May 31, 1998
                                                                         ------------               ------------
Cash flows from operating activities:
     Net income                                                          $  15,117,000              $ 15,620,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization expense                               1,576,000                 1,601,000
         Loss on sale of equipment                                              34,000                   289,000
         Changes in assets and liabilities:
            Trade accounts receivable                                        3,803,000                 1,843,000
            Product held at contract packagers                                 470,000                  (286,000)
            Inventories                                                     (3,793,000)                1,098,000
            Other assets                                                       384,000                   676,000
            Accounts payable and accrued expenses                             (118,000)               (1,695,000)
            Income taxes payable                                            (1,323,000)                  302,000
            Long-term deferred employee benefits                               189,000                    19,000
                                                                         -------------              ------------

         Net cash provided by operating activities                          16,339,000                19,467,000
                                                                         -------------              ------------

Cash flows from investing activities:
     Net change in short-term investments                                    5,946,000                  (200,000)
     Proceeds from sale of equipment                                            58,000                   607,000
     Business acquisition expenditures- Lava brand                         (19,830,000)
     Capital expenditures                                                     (701,000)               (1,039,000)
                                                                         -------------              ------------

         Net cash used in investing activities                             (14,527,000)                 (632,000)
                                                                         -------------              ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                    633,000                 1,167,000
     Repurchase of common stock                                             (1,245,000)
     Repayment of long-term debt                                              (824,000)                 (686,000)
     Proceeds from issuance of long-term debt                               16,000,000
     Dividends paid                                                        (14,969,000)              (14,970,000)
                                                                         -------------              ------------

         Net cash used in financing activities                                (405,000)              (14,489,000)
                                                                         -------------              ------------

Effect of exchange rate changes on cash
     and cash equivalents                                                     (149,000)                   45,000
                                                                         -------------              ------------
Increase in cash and cash equivalents                                        1,258,000                 4,391,000
Cash and cash equivalents at beginning of period                             8,572,000                10,868,000
                                                                         -------------              ------------
Cash and cash equivalents at end of period                               $   9,830,000              $ 15,259,000
                                                                         -------------              ------------
                                                                         -------------              ------------

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   MAY 31,1999
                                   (UNAUDITED)

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

EARNINGS PER SHARE

Common stock equivalents of 58,203 and 66,061 shares for the three months ended May 31, 1999 and 1998 were used to calculate diluted earnings per share. Common stock equivalents of 54,121 and 73,380 shares for the nine months ended May 31, 1999 and 1998 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2001. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial position or results of operations.

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

SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. WD-40 Company's total comprehensive income was as follows:

                    Three months ended May 31,                             1999                1998
                                                                     ---------------      -------------
Net income                                                           $    4,624,000       $  4,061,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                                 (21,000)          (168,000)
                                                                     ---------------      -------------
Total comprehensive income                                           $    4,063,000       $  3,893,000
                                                                     ---------------      -------------
                                                                     ---------------      -------------

                          Nine months ended May 31,                       1999                 1998
                                                                     ---------------      --------------
Net income                                                           $   15,117,000       $  15,620,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                                (255,000)             261,000
                                                                     ---------------      --------------
Total comprehensive income                                           $   14,862,000       $  15,881,000
                                                                     ---------------      --------------
                                                                     ---------------      --------------

NOTE 4 - ACQUISITION

On April 30, 1999, the registrant acquired all of the worldwide trademarks and other intangible assets relating to the purchase of the Lava brand heavy-duty hand cleaner product line from Block Drug Company, Inc. The acquisition of assets also included inventory on hand.

The registrant paid cash in the amount of $19.0 million for the Lava brand, including intangible assets and certain equipment. The purchase price for the brand represented approximately two times recent annual revenues of the Lava brand. In addition, the registrant purchased approximately $3.4 million in product inventory and incurred approximately $750,000 in costs related to the transaction. To finance the transaction, the registrant borrowed $16.0 million from a commercial bank and used cash from the liquidation of short-term investments for the balance.

The following summary presents the results of operations for the nine months ended May 31, 1999 and 1998, on an unaudited pro forma basis, as if the acquisition completed during the nine months ended May 31, 1999 had occurred September 1, 1997. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                              Nine Months Ended (unaudited)
                                     -------------------------------------------------
                                           May 31                          May 31
                                            1999                            1998
                                         ----------                      -----------
Net sales                            $    111,147,000                $     111,757,000
                                     ----------------                -----------------
                                     ----------------                -----------------

Net income                           $     13,385,000                $      13,869,000
                                     ----------------                -----------------
                                     ----------------                -----------------

Basic earnings per share             $           0.86                $            0.89
                                     ----------------                -----------------
                                     ----------------                -----------------

Diluted earnings per share           $           0.86                $            0.89
                                     ----------------                -----------------
                                     ----------------                -----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 1999 COMPARED TO THIRD QUARTER OF FISCAL YEAR 1998

Net sales were $33.5 million in the third quarter of fiscal 1999 vs. $31.8 million in the comparable prior year period, representing an increase of 5.1%. Sales for the Company's three trading blocs are broken down as follows (in millions):

                                          ------------------------------------------------
         Three months ended May 31,               1999                     1998
         ---------------------------------------------------------------------------------
         Americas                              $  21.2         63%      $  22.8       72%
         Europe                                    8.9         27%          6.9       22%
         Asia/Pacific                              3.4         10%          2.1        6%
         ---------------------------------------------------------------------------------
         TOTAL                                 $  33.5        100%      $  31.8      100%
         ---------------------------------------------------------------------------------

In the Americas region, 82% of the sales in the third quarter of fiscal 1999 came from the U.S., and 18% came from Canada and Latin America. This distribution reflects a change from the third quarter of fiscal 1998 in which 79% of the sales came from the U.S., and 21% of the sales came from Canada and Latin America. Sales in all sectors of the region decreased in the third quarter of fiscal 1999 from the comparable prior year period. Sales in the U.S. decreased 3% from the third quarter of fiscal 1998, while sales in Canada decreased by 36% and sales in Latin America decreased by 11%. The decreases in U.S. and Canada sales are primarily due to the timing of sales promotions year to year, and, in the case of Canada, a weakness in the Canadian dollar. Third quarter fiscal 1999 sales fell off after a particularly strong second quarter where record sales were achieved in response to promotions in January and February. Latin America sales decreased from the prior year primarily due to adverse economic conditions that have been building in several Latin American countries. In these countries, including Brazil, Colombia, Argentina and Chile, the Company's ability to remain competitive by exporting from the U.S. and conducting business in U.S. dollars while local currencies depreciate in value has been severely impacted. Consequently, in certain of these countries, the Company is developing plans for local manufacturing of some of its products under a royalty arrangement in order to remain competitive.

Sales of the Lava brand, which was acquired on April 30, 1999, were not significant during the quarter as the Company was only able to benefit from one month's sales of the brand. Currently, this brand is sold only in the U.S.

In Europe, third quarter fiscal 1999 sales were 28% higher than sales in the comparable period of fiscal 1998, primarily due to increases in the U.K., Germany, Spain, the Middle East and certain distributor markets. Third quarter sales in the U.K. were up 30%, and this area accounted for 36% of the region's sales in the quarter, compared to 35% in the third quarter of fiscal 1998. Those European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 29% of the region's sales in the third quarter of fiscal 1999, compared to 31% in the comparable last year. Sales in Germany and Spain grew by 33% and 25% respectively, from the comparable period last year while sales in France grew more moderately and were up 4% from last year. In order to capitalize on the market potential in the country, the Company has decided to change its strategy in Italy, and will convert that country from a distributor to a direct market in September 1999.

In the Asia/Pacific region, sales continued to rebound in the third quarter and were up $1.3 million or 63% from the third quarter of fiscal 1998. This is due in large part to the economic recovery in many of the Asian markets as the Company's sales were most negatively affected by the Asian economic crisis in the second and third quarters of fiscal 1998. It appears that as a whole the region has experienced the worst and is now in the initial stages of recovery. While sales for both the second and third quarters of fiscal 1999 were up significantly from the comparable prior year periods, the Company expects more moderate growth from this region in the fourth quarter.

Gross profit was $19.0 million, or 56.8% of sales in the third quarter of fiscal 1999, up from $17.6 million or 55.3% in the comparable period of fiscal 1998. A breakdown of gross profit by trading bloc by period follows (in millions):

                                          ------------------------------------------------
         Three months ended May 31,               1999                     1998
         ---------------------------------------------------------------------------------
         Americas                              $11.9          56.3%     $12.7        55.6%
         Europe                                  5.3          59.7%       3.9        56.1%
         Asia/Pacific                            1.8          52.0%       1.0        49.4%
         ---------------------------------------------------------------------------------
         Total                                 $19.0          56.8%     $17.6        55.3%
         ---------------------------------------------------------------------------------

In the Americas, the U.S. and Latin America had an increase in their gross profit percentages for the third quarter of fiscal 1999 from the comparable prior year period. Canada had a decrease in the gross profit percentage for the third quarter of fiscal 1999 from the comparable prior year period. The increase in gross profit percentage in the U.S. is primarily the result of changes in the mix in products sold from period to period, while the increase in Latin America is due to increased sales in countries where the Company sells direct. Sales to these countries achieve a higher margin than sales to the distributor markets.

In Europe, the increase in the gross profit margin is attributable to a current year reduction in product costs, product mix and the increase in sales to direct markets.

In Asia/Pacific, the increase in gross profit percentage in the third quarter of fiscal 1999 from the comparable prior year period is primarily due increased sales volumes this year.

Selling, general, & administrative expenses increased to $8.3 million for the third quarter of fiscal 1999 from $7.5 million for the third quarter of fiscal 1998. As a percentage of sales, SG&A grew to 24.8% in the third quarter of fiscal 1999 from 23.5% in the comparable prior year period. The $800,000 increase in SG&A expenses for the third quarter of fiscal 1999 over the comparable prior year period is primarily due to increased employee related costs for bonuses, warehouse and freight costs, professional services and bad debts.

Advertising and sales promotion expense decreased to $3.0 million for the third quarter of fiscal 1999 from $3.6 million in the third quarter of fiscal 1998. Advertising and sales promotion as a percentage of sales decreased to 8.9% in the third quarter of fiscal 1999 down from 11.5% in the comparable period of fiscal 1998. The decrease in advertising and sales promotion both in dollars and as a percentage of sales is primarily due to the timing of expenditures for promotional programs. While the third quarter of fiscal 1999 was below the comparable prior year period, the Company expects its annual advertising and sales promotion to be in the historical range of 10% of sales.

Income from operations was $7.3 million, or 21.9% of sales in the third quarter of fiscal 1999, compared to $6.1 million, or 19.2% of sales in the comparable prior year period. The increase in income from operations was due to the items discussed above, namely the increase in net sales and the increase in gross profit percentage.

Other income decreased from a gain of $59,000 in the third quarter of fiscal 1998 to a loss of $168,000 in the third quarter of fiscal 1999. The decrease was primarily due to foreign currency exchange losses in Europe where the pound sterling increased significantly against the currencies of many continental European countries.

The provision for income taxes was 36.5% of taxable income in the third quarter of fiscal 1999, compared to 36.0% in the comparable prior year period. The Company is continuing to evaluate its income tax provision in light of expected shifts in taxable income throughout the world and expects the effective tax rate will remain at the increased level throughout the fiscal year.

Net income was $4.6 million, or $.30 per share on a fully diluted basis in the third quarter of fiscal 1999, versus $4.1 million, or $.26 in the comparable prior year period.



NINE MONTHS ENDED MAY 31, 1999 VS.  NINE MONTHS ENDED MAY 31, 1998

Net sales were $104.8 million for the first nine months of fiscal 1999 vs. $104.6 million in the comparable prior year period, representing an increase of 0.2%. Sales for the Company's three trading blocs are broken down as follows (in millions):

                                          ------------------------------------------------
         Nine months ended May 31,                1999                     1998
         ---------------------------------------------------------------------------------
         Americas                              $  68.7         66%      $  70.9       68%
         Europe                                   27.5         26%         26.2       25%
         Asia/Pacific                              8.6          8%          7.5        7%
         ---------------------------------------------------------------------------------
         TOTAL                                 $ 104.8        100%      $ 104.6      100%
         ---------------------------------------------------------------------------------

In the Americas region, 83% of the sales for the first nine months of fiscal 1999 came from the U.S., and 17% came from Canada and Latin America. For the first nine months of fiscal 1998, 82% of the sales came from the U.S. and 18% came from Canada and Latin America. Sales in Canada decreased 5% over the comparable prior year period and sales in Latin America declined 15% from the comparable prior year period. While reported Canada sales declined from the comparable prior year period, Canada sales in local currency increased slightly, so the entire sales decline can be attributed to the weakness of the Canadian dollar. Sales in the U.S. for the first nine months of fiscal 1999 were 2% lower than U.S. sales for the first nine months of fiscal 1998. In the U.S. sales variability on a quarterly or yearly basis is primarily due to the timing and nature of sales promotions and the decline in Latin America sales is primarily due to the economic slow down that is affecting several Latin American countries.

In Europe, nine month fiscal 1999 sales were 5% higher than sales in the comparable period of fiscal 1998, primarily due to increases in the U.K., Germany, France and Spain. Nine month sales from the U.K., which is a mature and well-established market for the Company's products, were up 2%, and accounted for 37% of the region's sales in fiscal 1999, compared to 38% in the comparable prior year period. The principal European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 29% of the region's sales in fiscal 1999, compared to 27% in the comparable period last year due to increased market penetration and brand awareness of the WD-40 product in these countries. For the balance of the fiscal year, the Company expects the majority of its growth in the region to continue to come from France, Germany and Spain.

In the Asia/Pacific region, sales were up 14% from the comparable prior year period. The increase is due to the economic recovery now occurring in several of the major Asian markets. Fiscal 1999 annual sales in Asia are expected to exceed that of the prior year.

Gross profit was $58.6 million, or 55.9% of sales for the first nine months of fiscal 1999, down from $59.3 million or 56.7% in the comparable period of fiscal 1998. Changes in gross profit percentage from period to period are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins. Therefore, the gross margin percentages experienced in fiscal 1999 to date are more indicative of percentages that might be achieved in the future.

A breakdown of gross profit by trading bloc by period follows (in millions):

                                          ------------------------------------------------
         Nine months ended May 31,                1999                     1998
         ---------------------------------------------------------------------------------
         Americas                              $38.1          55.5%     $40.4        57.0%
         Europe                                 16.2          58.8%      15.1        57.6%
         Asia/Pacific                            4.3          50.2%       3.8        50.9%
         ---------------------------------------------------------------------------------
         Total                                 $58.6          55.9%     $59.3        56.7%
         ---------------------------------------------------------------------------------

Selling, general, & administrative expenses increased to $24.2 million for the first nine months of fiscal 1999 from $23.2 million for the comparable prior year period. As a percentage of sales, SG&A rose to 23.1% in fiscal 1999 from 22.2% in fiscal 1998. The increase in SG&A expenses for the period ended May 31, 1999 over the comparable prior year period is primarily due to increased employee related costs for bonuses, payroll taxes, relocation and retirement benefits, increased computer vendor services and increased warehousing and distribution costs.

Advertising and sales promotion expense decreased to $9.9 million for the first nine months of fiscal 1999 from $10.7 million in the first nine months of fiscal 1998. Advertising and sales promotion as a percentage of sales decreased to 9.4% for the first nine months of fiscal 1999 from 10.3% for the comparable prior year period. The decrease in these expenses is due to the timing of expenditures for promotional programs. For the year, the Company expects advertising and sales promotion to be in the historical range of 10% of sales.

Income from operations was $23.6 million, or 22.5% of sales for the first nine months of fiscal 1999, compared to $24.4 million, or 23.2% of sales in the comparable prior year period. The decrease in income from operations was due to the items discussed above, namely the decrease in gross profit percentage.

Other expense decreased to $33,000 for the first nine months of fiscal 1999 from $357,000 in the first nine months of fiscal 1998. The decrease is primarily due to the small current year gain on the sale of equipment compared to the fiscal 1998 loss of $300,000 on the disposal of the automobile fleet. Foreign currency exchange gains and losses moved to a loss of $95,000 in the first nine months of fiscal 1999 from $40,000 for the first nine months of fiscal 1998. For fiscal 1999, the Company has put in place programs, particularly in the U.K., to better manage the risks of foreign currency exposure.

The provision for income taxes was 36.5% of taxable income for the first nine months of fiscal 1999, compared to 36.0% in the comparable prior year period. The Company is continuing to evaluate its income tax provision in light of expected shifts in taxable income throughout the world and expects the effective tax rate will remain at the increased level throughout the fiscal year.

Net income was $15.1 million, or $.97 per share on a fully diluted basis for the first nine months of fiscal 1999, versus $15.6 million, or $1.00 in the comparable prior year period.

PRODUCT STRATEGY

The Company recently announced a comprehensive product strategy designed to provide growth in revenues. The strategy includes maintaining market share in developed markets and growing existing brands in developing markets; adding new products under these brands; and, acquiring brands where an identifiable gap exists between brand performance and brand potential. In line with this strategy, the Company announced its decision to discontinue T.A.L. 5, the longer-lasting lubricant developed several years ago, as it no longer fits this strategic plan. In the third quarter of this fiscal year, sales of T.A.L. 5 were approximately $80,000, or 0.2% of total sales, and in the first three quarters of the year were $932,000, or 0.9% of the total sales. The cost of discontinuing this brand has not yet been determined but is not expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments decreased by $4.7 million from $14.7 million at the end of fiscal 1998 to $10.0 million at the end of the third quarter of fiscal 1999. Accounts receivable decreased by $4.5 million from the end of fiscal 1998 due to increased collection efforts and the timing of sales and extended promotional terms in place at August 31, 1998. Inventories increased to $5.5 million from $1.7 at the end of fiscal 1998 reflecting inventory purchased as part of the Lava acquisition. In addition, the decreases in cash and cash equivalents and short-term investments included the repurchase of common stock in the first quarter of fiscal 1999, the payment of dividends, and the acquisition of the Lava brand during the period. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. During the first quarter of fiscal 1999, the Company repurchased 53,620 shares of the Company's common stock which reduced current assets by $1.25 million.

During each quarter of fiscal 1999, the Company has paid a common stock dividend of $ .32 per share, aggregating $15.0 million for the nine months of fiscal 1999. On June 29, 1999, the Board of Directors declared a common stock dividend of $ .32 per share payable on July 30, 1999 to shareholders of record on July 12, 1999.

At May 31, 1999, working capital was $31.5 million, a decrease of $4.4 million from $35.9 million at the end of fiscal 1998. The current ratio of 3.5 at May 31,1999 is slightly lower than the 3.6 at the end of fiscal 1998 . Current liabilities decreased by $1.5 million to $12.4 million at May 31, 1999 from $13.9 million at August 31, 1998.

The Company has an unsecured $4.0 million line of credit with a commercial bank which expires on November 30, 2000. On April 30, 1999, the Company acquired all of the worldwide trademarks and other intangible assets relating to the Lava brand soap products from Block Drug Company, Inc. under an asset purchase agreement. To finance the acquisition of the Lava product line, the Company borrowed $16.0 million under a new long term debt facility provided by a local commercial bank.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends.

The Company spent $0.7 million for new capital assets during the first nine months of fiscal 1999, primarily in the area of improvements to existing facilities and computer hardware and software. In fiscal 1999, the Company expects to spend approximately $1.6 million for new capital assets, primarily for computer hardware and software in support of sales and operations.

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

EURO COMPLIANCE

The Company transacts business in Europe through its wholly-owned U.K. subsidiary. To meet possible demands on its information systems brought on by the introduction of the Euro, the Company's U.K. subsidiary is currently updating its information systems to become Euro compatible and expects implementation to be completed in the fourth quarter of fiscal 1999.

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

The fair value of the Company's investments in marketable securities at May 31, 1999 was $151,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America, Asia/Pacific and direct European countries, the impact of customer mix on gross margins, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, particularly in the Asia/Pacific region, the impact of the year 2000 issue, the impact of discontinuing the T.A.L. 5 brand, and legal proceedings.

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

         3(b) The Certificate of Amendment of Restated Articles of Incorporation is incorporated by reference from the Registrant's Form 10-K/A filed December 5, 1997, Exhibit 3(b) thereto.

         3(c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed April 14, 1998, Exhibit 3(c) thereto.

         27        Financial Data Schedule (electronic filing only)

(b)           Reports on Form 8-K.

         (1) On May 14, 1999, the Registrant filed a Form 8-K to report the Company's acquisition, on April 30, 1999, of the Lava brand heavy-duty hand cleaner product line from Block Drug Company, Inc.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WD-40 COMPANY
                                            Registrant



Date:  July 13, 1999                 /s/  Thomas J. Tranchina
                                    --------------------------
                                    Thomas J. Tranchina
                                    Chief Financial Officer
                                    (Principal Financial Officer)