Form 10-K405
period 1999-08-31
WD 40 CO
filed 1999-11-23
CIK 105132

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                  --------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File No.
      AUGUST 31, 1999                                         0-6936-3
-------------------------                                -------------------

                                  WD-40 COMPANY
               (Exact Name of Registrant as specified in Charter)

         CALIFORNIA                                     95-1797918
         ----------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1061 CUDAHY PLACE, SAN DIEGO, CALIFORNIA                    92110
----------------------------------------                    -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (619) 275-1400
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  NONE
                 ----

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  COMMON STOCK, NO PAR VALUE
                 --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X.
          ---

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 18, 1999 was $311,390,000.

As of October 18, 1999 the Registrant had 15,562,811 shares of Common Stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE
         -----------------------------------

         The Proxy Statement for the annual meeting of shareholders on December 14, 1999 is incorporated by reference into PART III, Items 10-13.

                                     PART I

ITEM 1 - BUSINESS

         (a)  General Development of Business.

         For more than four decades, WD-40 Company sold only one petroleum-based product, known as "WD-40." WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava brand of heavy-duty hand cleaners from Block Drug Company. The three brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (DIY), hardware, automotive and other retail and industrial markets.

         Shortly after the Lava acquisition, the Company decided to discontinue marketing the T.A.L 5 lubricant which had been developed internally.

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

         In fiscal 1999, the Company acquired the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Lava brand is more than 100 years old and is well recognized by U.S. consumers. Because the characteristics of the Lava consumer are similar to those of the WD-40 consumer, the Company feels that the strength of the WD-40 brand name will be an effective vehicle in promoting the growth of Lava in the U.S. In addition, the Company saw opportunities to develop the brand internationally and in distribution channels in which the brand has not yet been sold. In August 1999, the Company announced the introduction of several new products to augment the Lava product line, including the Lava Heavy-Duty Hand Cleaner Towel and several new sizes of the Lava Liquid Hand Soap.

         During fiscal 1999, the Company determined that the market potential for the T.A.L 5 product was below the level that would warrant further allocation of resources. A thorough analysis of the potential for this brand led to the decision to discontinue marketing the product.



(b)      Financial Information About Industry Segments.

   The Company operates in two markets - the manufacture and sale of multi-purpose lubricants and the manufacture and sale of heavy-duty hand cleaners primarily through retail chain stores, hardware stores, automotive parts outlets, and industrial distributors and suppliers.

         (c)  Narrative Description of Business.

         WD-40 Company manufactures and markets two multi-purpose lubricant products known as "WD-40" and "3-IN-ONE Oil," and the Lava brand of heavy-duty hand cleaners. WD-40 is sold primarily in aerosol cans through retail chain stores, hardware and sporting goods stores, automotive parts outlets and industrial distributors and suppliers. It has a wide variety of consumer uses in, for example, household, marine, automotive, sporting goods, and gardening applications. The product also has numerous industrial applications.

         3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is a market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product's high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance.

         The Company purchased the Lava brand of heavy-duty hand cleaners from Block Drug Company in April 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand was comprised of two sizes of bar soap and one size of liquid soap. In August 1999, the Company augmented the brand with the addition of the Lava Towel, a waterless hand cleaner and two new sizes of Liquid Lava. The Company's strategy in acquiring this brand was to first expand distribution in the U.S. and then begin to market Lava internationally. Prior to the Company's acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. The Company believes that the Lava brand, because of its heavy-duty characteristics, will have greater appeal to consumers who shop in other channels such as hardware, automotive and club stores. The Company intends to develop distribution in these channels where, with its WD-40 and 3-IN-ONE brands, it has considerable marketing experience.

         WD-40 Company is subject to competition from many similar products which perform some or all of the functions of WD-40, 3-IN-ONE Oil and Lava. The Company is aware of many competing products, some of which sell for lower prices. Competition in international markets varies by country. The Company has no way of estimating the total size of the market or the proportion of the market held by the Company.

         With the trend toward consolidation in the retail marketplace, the Company's customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. To support this trend, the Company has had to expand its use of customer- and market-specific promotions and allowances, which has negatively impacted and will continue to impact, the Company's ability to maintain existing profit margins.

         Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials considered essential to the business. There are no environmental laws or regulations currently affecting capital expenditures. Recent focus on environmental regulations relating to VOC's (Volatile Organic Compounds) resulted in a change in the formulation of the WD-40 product whereby CO2 was chosen as the aerosol propellant in late 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to offset the increased cost. In the event of future increases in product cost, the Company may not be in a position to increase selling prices, and therefore an increase in costs could have an adverse effect on the Company's profitability.

         The Company has no patents, but relies upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE Oil and Lava trademarks are registered in the United States and in various foreign countries.

         At August 31, 1999 the Company employed 177 people throughout the world: 106 by the United States parent corporation, 6 of which are based in the Malaysian sales office; 10 by the Company's Canadian subsidiary; 52 by the United Kingdom subsidiary, including 9 in Germany, 8 in France and 6 in Spain; 6 by the Australian subsidiary; and 3 by the Company's Manufacturing subsidiary. The majority of the Company's employees are engaged in sales and/or marketing activities.


         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         The information required by this item is included in Note 5--Business Segment and Foreign Operations, of the Company's consolidated financial statements which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts to hedge non functional currency cash balances. With the continuing economic uncertainties in Asia, Latin America, Eastern Europe and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.


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

         The Company leases approximately 2,000 square feet of office space in Etobicoke, Ontario, Canada and approximately 2,500 square feet of office space in Epping, New South Wales, Australia.

         The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Miami, Florida; Northbrook, Illinois; Thousand Oaks, California, and Trevose, Pennsylvania. The Company leases approximately 1,800 square feet of office space for a sales office in Kuala Lumpur, Malaysia. In addition, the Company leases space for the branch offices in Germany, France and Spain.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:


NAME                    AGE         POSITION
----                    ---         --------
Garry O. Ridge          43          President and Chief Executive Officer. Mr.
                                    Ridge joined the Company's Australian
                                    subsidiary, WD-40 Company (Australia) Pty.
                                    Limited, in 1987 as Managing Director and
                                    has held several senior management positions
                                    prior to his election as CEO in 1997.

Thomas J. Tranchina     51          Vice President Finance, Chief Financial
                                    Officer and Treasurer. Mr. Tranchina joined
                                    the Company in April, 1998. Prior to joining
                                    WD-40 Company, Mr. Tranchina held a variety
                                    of senior financial and operating positions,
                                    including eight years with Spectragraphics
                                    Corporation in San Diego, California.

Graham P. Milner        45          Senior Vice President, Sales and Marketing,
                                    The Americas. Mr. Milner joined the Company
                                    in 1992 as International Director, was
                                    appointed Vice President, Sales and
                                    Marketing, The Americas in March, 1997 and
                                    became Senior Vice President, the Americas,
                                    in April, 1998.

Michael L. Freeman      46          Vice President Operations, Chief Information
                                    Officer. Mr. Freeman joined the Company in
                                    1990 as Director of Marketing and was named
                                    Director of Operations in 1994. He was
                                    promoted to Vice President Administration
                                    and Chief Information Officer in December,
                                    1996.

Geoffrey J. Holdsworth  37          Managing Director, Asia Pacific, WD-40
                                    Company (Australia) Pty. Limited. Mr.
                                    Holdsworth joined the Company's Australian
                                    subsidiary, WD-40 Company (Australia) Pty.
                                    Limited, in 1996 as General Manager. Prior
                                    to joining WD-40 Company, Mr. Holdsworth
                                    held sales management positions at Columbia
                                    Pelikan Pty. Ltd., Australia.

William B. Noble        41          Managing Director, Europe, WD-40 Company
                                    Ltd. (U.K.). Mr. Noble joined the Company's
                                    Australian subsidiary, WD-40 Company
                                    (Australia) Pty. Limited, in 1993 as
                                    International Marketing Manager for the Asia
                                    Region. He was appointed Managing Director,
                                    Europe in December, 1996.



         All executive officers hold office at the pleasure of the Board of Directors. In addition, Mr. Ridge and Mr. Tranchina, have employment agreements for three year terms ending August 1, 2002.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 1999, the approximate number of holders of record of the Company's common stock was 2,106. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's common stock for the periods indicated, as reported by Nasdaq.


                                                             SELECTED STOCK INFORMATION

                                             FISCAL 1999                                    FISCAL 1998
                                ---------------------------------------        --------------------------------------
                                    HIGH         LOW        DIVIDEND              HIGH         LOW        DIVIDEND
                                ---------------------------------------        --------------------------------------
First Quarter                      $31 1/4       $20 1/2     $ .32                $32 7/8      $26 3/8     $.32
Second Quarter                      31 1/8        22 7/8       .32                 30 1/4       26 3/16     .32
Third Quarter                       29            24 3/4       .32                 33           26 3/8      .32
Fourth Quarter                      27 9/16       24 3/16      .32                 27 7/8       20          .32







ITEM 6 - SELECTED FINANCIAL DATA

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for each of the two years in the period ending August 31, 1999:


                                                                                                                     DILUTED
                                                      NET                    GROSS                 NET              EARNINGS
QUARTER ENDED:                                       SALES                  PROFIT               INCOME             PER SHARE
                                              ---------------------    ------------------   ------------------   ----------------
November 30, 1997                                     $ 33,597,000          $ 19,279,000          $ 5,225,000              $ .34
February 28, 1998                                       39,174,000            22,420,000            6,334,000                .40
May 31, 1998                                            31,831,000            17,596,000            4,061,000                .26
August 31, 1998                                         39,795,000            22,118,000            6,268,000                .40
                                              ---------------------    ------------------   ------------------   ----------------
                                                      $144,397,000          $ 81,413,000          $21,888,000              $1.40
                                              ---------------------    ------------------   ------------------   ----------------
                                              ---------------------    ------------------   ------------------   ----------------

November 30, 1998                                     $ 29,617,000          $ 16,501,000          $ 3,702,000              $ .24
February 28, 1999                                       41,709,000            23,126,000            6,791,000                .43
May 31, 1999                                            33,469,000            18,997,000            4,624,000                .30
August 31, 1999                                         41,553,000            23,166,000            6,948,000                .44
                                              ---------------------    ------------------   ------------------   ----------------
                                                      $146,348,000          $ 81,790,000          $22,065,000              $1.41
                                              ---------------------    ------------------   ------------------   ----------------
                                              ---------------------    ------------------   ------------------   ----------------


         The following data has been derived from the Company's audited financial statements. The balance sheets at August 31, 1999 and 1998 and the related statements of income, of cash flows and of shareholders' equity of the Company for the three years ended August 31, 1999 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.


                                                                       YEAR ENDED AUGUST 31,

                                                    1999              1998               1997           1996              1995
                                                    ----              ----               ----           ----              ----
    Net sales                                 $ 146,348,000     $ 144,397,000     $ 137,893,000    $ 130,912,000     $ 116,776,000
    Cost of product sold                         64,558,000        62,984,000        59,286,000       57,925,000        50,229,000
                                           ----------------------------------------------------------------------------------------
    Gross profit                                 81,790,000        81,413,000        78,607,000       72,987,000        66,547,000

    Operating expenses                           47,846,000        47,253,000        43,959,000       40,311,000        35,065,000
    Interest and other income (expense),
      net                                           256,000            96,000       (1,288,000)          736,000         1,171,000
                                           ----------------------------------------------------------------------------------------

    Income before income taxes                   34,200,000        34,256,000        33,360,000       33,412,000        32,653,000
    Provision for income taxes                   12,135,000        12,368,000        11,997,000       12,115,000        12,200,000
                                           ----------------------------------------------------------------------------------------
    Net income                                $  22,065,000     $  21,888,000     $  21,363,000    $  21,297,000     $  20,453,000
                                           ----------------------------------------------------------------------------------------
                                           ----------------------------------------------------------------------------------------

   Earnings per share                         $        1.41     $        1.40     $        1.37    $        1.38     $        1.33
     (diluted)

   Dividends per share                        $        1.28     $        1.28     $        1.25    $        1.24     $        1.21

    Total assets                              $  91,957,000     $  70,945,000     $  65,418,000    $  61,658,000     $  59,579,000

    Number of employees                                 177               167               165              149               148



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $146.3 million in fiscal 1999, $144.4 million in 1998, and $137.9 in 1997, representing increases over the prior year of 1.4% in fiscal 1999 and 4.7% in 1998. Sales for the Company's three trading blocs are broken down as follows:


                        ----------------------- ------------------------ -----------------------
                                 1999                    1998                     1997
                        ----------------------- ------------------------ -----------------------
Americas                    $ 96.9         66%      $ 98.6          68%      $ 93.4         68%
Europe                        37.3         26%        34.9          24%        32.2         23%
Asia/Pacific                  12.1          8%        10.9           8%        12.3          9%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------
TOTAL                       $146.3        100%      $144.4         100%      $137.9        100%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------


In the Americas region, sales declined in 1999 by 1.7% from $98.6 million in fiscal 1998 to $96.9 million in fiscal 1999. During the last four months of fiscal 1999, Lava products accounted for $3.5 million in sales within the U.S. Without the sales from the Lava brand, the decline in sales in the Americas from 1998 to 1999 would have been 5.3%, coming entirely from the Company's lubricant product line. Fiscal 1998 sales had increased by 5.6% over 1997. In the region, 84% of the sales in 1999 came from the U.S., and 16% from Canada and Latin America. This distribution of sales is virtually unchanged from 1998 and 1997, although sales from Latin America have declined by 14% from 1998 due to weakening economic conditions throughout the area. As the U.S. and Canada are both mature and well-developed markets for the WD-40 brand, and with the general economic downturn in Latin America, near-term growth in the region should come from sales of the Lava brand of heavy-duty hand cleaner products which the Company acquired in April 1999.

Within the European region, sales grew by 6.9% to $37.3 million in fiscal 1999 after growth of 8.4% from 1997 to 1998. Sales from the UK, which is a mature and well-established market for the Company's products accounted for 34% of the region's sales in 1999, down from 37% in 1998, and 40% in 1997. However, the principal European countries where the Company sells through a direct sales force - France, Germany and Spain - together accounted for 30% of the region's sales in 1999, up from 27% in 1998 and 24% in 1997. This shift in sales as a percentage of total sales within the European region reflects the growing acceptance of the Company's products in developing markets at the expense of more mature markets like the UK. For example, sales in France, Germany and Spain combined grew by 20% from 1998 to 1999 and 22% from 1997. In September 1999, the Company established a fourth direct market in Europe by opening an office in Italy. The Company expects the majority of its growth in the region to continue to come from the four direct European countries during the coming fiscal year.

In 1999, sales in the Asia/Pacific region rebounded from the effects of the Asian economic and political crisis which had severely impacted the economies of several key countries in the region. Overall, sales grew by 11% in the region from 1998 to 1999, after a decline of 11% from 1997 to 1998. Of the sales in the region, 21% were from Australia in 1999, down slightly from 22% in 1998.
The Company expects continued growth in sales from this region in the coming year.

Gross profit was $81.8 million, or 55.9% of sales in fiscal 1999, $81.4 million or 56.4% in 1998, and $78.6 million, or 57.0% in 1997. Changes in gross profit percentage from year to year are due primarily to changes in average selling prices arising from changes in both the mix of products sold and the mix of customers and trade channels in which the products are sold. The Company expects continued pressure on gross profit due to changes in its customer mix. Due to the consolidation of companies in the retailing industry, increasing portions of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

A breakdown of gross profit by trading bloc by year follows:


                        ----------------------- ------------------------ -----------------------
                                 1999                    1998                     1997
----------------------- ----------- ----------- ----------- ------------ ----------- -----------
Americas                     $53.8       55.5%       $55.8        56.6%       $53.5       57.3%
Europe                        22.0       58.9%        20.0        57.5%        18.6       57.7%
Asia/Pacific                   6.0       49.7%         5.6        50.7%         6.5       53.1%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------
Total                        $81.8       55.9%       $81.4        56.4%       $78.6       57.0%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------



Selling, general, & administrative expenses were $32.4 million in fiscal 1999, or 22.1% of sales compared to $31.1 million or 21.5% of sales in 1998 and $28.8 million, or 20.9% of sales in 1997.

The increase in SG&A expenses in 1999 over 1998 was due primarily to continued investment in employee related expenses, supply chain restructuring, and information systems required to support future growth. The increase in 1998 from 1997 was due primarily to three factors: increased selling costs to support the higher level of sales; recognition of more than $500,000 in bad debts in the Americas region - from two South American distributors and from several retail accounts in the U.S.; and non-recurring employee-related expenses in the areas of severance, retirement, and relocation.

Advertising and sales promotion expense was $14.0 million, or 9.5% of sales in 1999, $14.8 million, or 10.3% of sales in 1998, and $13.8 million, or 10.0% of sales in 1997. The change in advertising and sales promotion as a percentage of sales has not been significant over the three years, but the trend is for greater spending in this area to support the mix in the Company's customer base towards fewer but larger customers with greater purchasing power. Supporting these larger customers requires additional spending in customer-specific marketing and promotional programs.

Income from operations was $33.9 million, or 23.2% of sales in 1999, $34.2 million, or 23.7% of sales in fiscal 1998, and $34.6 million, or 25.0% of sales in 1997. The decline in income from operations as a percentage of sales from 1997 to 1998 was due to the items discussed above, namely the lower gross profit percentage and higher SG&A expenses.

Other income (expense) was $256,000 in fiscal 1999, $96,000 in 1998, and a loss of $1,288,000 in fiscal 1997. The components of other income (expense) are shown below:

-------------------------------------------------------------------------------------------------
                                                  1999              1998              1997
                                                  ----              ----              ----
Interest income, net                            $38,000          $551,000            $54,000
Foreign currency losses                         (67,000)          (41,000)        (1,274,000)
Gain (loss) on disposal of PP&E                  30,000          (392,000)          (108,000)
Other income (expense)                          255,000           (22,000)            40,000
                                               --------          --------         ----------
TOTAL                                          $256,000           $96,000        ($1,288,000)
-------------------------------------------------------------------------------------------------



The decrease in interest income (net) in fiscal 1999 compared to 1998 is due to the acquisition of the Lava brand. As a result of this acquisition, the Company used cash on hand which resulted in less cash available for investment plus the Company took on bank debt and incurred higher interest costs. The increase in 1998 over 1997 was due to the Company having greater cash balances on hand during the year which were available for investment. Foreign currency exchange produced a net loss of $67,000 in fiscal 1999, a loss of $41,000 in 1998, and a loss of $1,274,000 in 1997. The decrease in exchange losses over the amount incurred in 1997 is due to a more favorable movement in exchange rates in countries where the Company operates in local currencies and to programs put in place, particularly in the UK, to better manage currency conversion. The loss on disposal of property, plant and equipment in 1998 was due largely to a decision to convert company owned vehicles in the U.S. to leased vehicles and was partially offset by lower depreciation expense. Other income in 1999 included $45,000 in insurance dividends from a group life insurance policy, $44,000 in insurance refunds from the Company's self-insurance benefits program, and $112,000 in increased cash surrender value from key man life insurance policies.

The provision for income taxes was 35.5% of taxable income in fiscal 1999, and 36.0% in both 1998 and 1997.

Net income was $22.1 million, or $1.41 per share on a fully diluted basis in 1999, up from $21.9 million, or $1.40 per share in 1998 and $21.4 million, or $1.37 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $8.6 million at the end of fiscal 1998 to $9.7 million at the end of fiscal 1999, while short-term investments declined from $6.1 million to $0.2 million over the same period. This overall decrease in cash resources is attributable to the use of cash to purchase the Lava brand of heavy-duty hand cleaners in April 1999, including the purchase of Lava inventory.

At August 31, 1999, working capital was $31.8 million, a decrease of $4.1 million from $35.9 million at the end of 1998 and the current ratio of 2.6 at August 31, 1999 is down from 3.6 a year earlier. These decreases are largely due to the impact of the Lava acquisition, which resulted in inventory growth from $1.7 million at the end of 1998 to $6.1 million in 1999, and increases in both accounts payable of $4.4 million and the current portion of long-term debt of $1.6 million. The Company paid $19.0 million for the Lava brand (which was approximately two times annual sales), plus approximately $3.5 million for inventory. This purchase was financed with a $16.0 million term loan from Union Bank of California with the balance of approximately $6.5 million coming from cash on hand.

The Company has an unsecured $20.0 million credit facility with Union Bank of California. The line is comprised of a $16.0 million term loan which matures on May 1, 2006 and a $4.0 million revolving line of credit facility which matures on April 30, 2001. At August 31, 1999, $15.6 million remained due under the term loan, and no borrowings were outstanding under the revolving line of credit.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. However, in an effort to augment the growth of the existing business by leveraging its core competencies, the Company has announced that it is seeking to make another acquisition of one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and additional outside financing may be required to support the acquisition.

The Company spent $1.3 million for new capital assets during fiscal 1999 (excluding those assets acquired in the Lava transaction), primarily in the area of improvements to existing facilities, vehicle exchanges, and computer hardware and software. In fiscal 2000, the Company expects to spend approximately $2.2 million for new capital assets, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe.


YEAR 2000 ISSUE

In 1997 the Company established a project team, reporting to the Year 2000 Compliance Committee of the board of directors, to ensure an uninterrupted transition to the year 2000. The project encompasses software, hardware, electronic data interchange (EDI), supply chain systems, third party contract packagers, environmental and safety systems, facilities, utilities, supplier readiness and other outside agencies. To date, the project team has assessed all internal systems and acquired the necessary computer hardware and software to assure compliance of its internal systems.

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

Noncompliance with year 2000 requirements may cause a material adverse impact on the results of operations in several ways: (1) in the event that the Company's internal systems are not compliant, the Company may be unable to efficiently process customer orders, manage production, deliver products, and perform other related functions; (2) noncompliance by a service provider could result in the Company being deprived of a resource necessary for ongoing operations, such as electrical power, communications, and transportation; (3) noncompliance by one or more subcontractors could result in the Company being unable to manufacture a sufficient supply of finished goods to meet demand; and (4) noncompliance by one or more customers could result in the customers' inability to order, receive, and sell products from the Company.

The Company has developed contingency plans in the event that either internal systems or systems of key outside parties are not compliant. Costs related to the year 2000 issue are expensed as incurred except for certain hardware and software acquisition costs which may be considered capital expenditures. All costs related to the year 2000 issue have been funded through operating cash flows, and have not been material.


MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to hedge its exposure on converting cash balances maintained in French francs, German deutschmarks, and Spanish pesetas into sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

The fair value of the Company's investments in marketable securities at August 31, 1999 was $194,000. The Company's investment policy is to manage its portfolio of marketable securities in order to preserve principal and liquidity while maximizing the return.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America and direct European countries, the rate of sales growth in the Asia/Pacific region, the impact of customer mix on gross margins, the impact of one or more acquisitions, expectations for the Lava brand of heavy-duty hand cleaners; the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates; the effects of, and changes in, worldwide economic conditions, particularly in Latin America and Asia; the impact of the year 2000 issue; and legal proceedings.

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



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements at August 31, 1999 and 1998 and for each of the three years in the period ended August 31, 1999, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages i through xvi.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the captions "Security Ownership of Directors and Executive Officers," "Nominees for Election as Directors," "Compensation, Committees and Meetings of the Board of Directors," " Compensation Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 through 7 of the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Shareholders, December 14, 1999 (the "Proxy Statement"), which is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graphs" on pages 15 through 20.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


                                                                                                             PAGE
                                                                                                             ----
         (a)  Documents filed as part of this report
               (1)         Report of Independent Accountants                                                  i
                           Consolidated Balance Sheet at August 31, 1999 and 1998                             ii
                           Consolidated Statement of Income for Fiscal 1999, 1998 and 1997                    iii
                           Consolidated Statement of Shareholders' Equity for Fiscal 1999, 1998
                           and 1997                                                                           iv
                           Consolidated Statement of Cash Flows for Fiscal 1999, 1998 and 1997                 v
                           Notes to Consolidated Financial Statements                                         vi

               (2)         Financial Statement Schedule for Fiscal 1999, 1998
                           and 1997 Schedule II - Consolidated Valuation and
                           Qualifying Accounts and Reserves                                                   xvii



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

    3(c) The Restated By-Laws are incorporated by reference from the Registrant's Form 10-Q filed April 14, 1998, Exhibit ( c) thereto.

                  Material contracts.

                  Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(f) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to
                  ITEM 14(c)).


   10(a) The WD-40 Company Supplemental Death Benefit Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(b) thereto.

   10(b) The WD-40 Company Supplemental Retirement Benefit Plan is incorporated by reference from the Form 10-K Annual Report dated November 9, 1995, Exhibit 10(c) thereto.

   10(c)          The Second Amendment and Restatement, WD-40 Company 1990
                  Incentive Stock Option Plan is incorporated by reference from the Form 10-K/A filed December 5, 1997, Exhibit 10(d) thereto.

   10(d) Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999.

   10(e)          Employment Agreement between WD-40 Company and Thomas J.
                  Tranchina dated August 2, 1999.

   10(f)          Asset Purchase Agreement between Block Drug Company, Inc. and
                  WD-40 Company dated March 25, 1999.

   21             Subsidiaries of the Registrant.

   23             Consent of Independent Accountants.

   27             Financial Data Schedule (electronic filing only).


         (b)               Reports on Form 8-K

         (1) On July 13, 1999, the Registrant filed a Form 8-K/A, amending Form 8-K filed May 14, 1999, to report the Registrant's acquisition on April 30, 1999 of the Lava brand heavy-duty hand cleaner product line from Block Drug Company, Inc.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WD-40 COMPANY
                                             Registrant


                                         By   /s/ Thomas J. Tranchina
                                            --------------------------------
                                            Thomas J. Tranchina,
                                            Vice President Finance
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Date      11/24/99
                                                 -------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          /s/ GARRY O. RIDGE
                                         ------------------------------------
                                         GARRY O. RIDGE
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)
                                         Date          11/19/99
                                                 -------------------

                                         /s/ JOHN S. BARRY
                                         ------------------------------------
                                         JOHN S. BARRY, Director
                                         Date         11/18/99
                                                 -------------------

                                         /s/ HARLAN F. HARMSEN
                                         ------------------------------------
                                         HARLAN F. HARMSEN, Director
                                         Date         11/21/99
                                                 -------------------

                                         /s/ MARIO L. CRIVELLO
                                         ------------------------------------
                                         MARIO L. CRIVELLO, Director
                                         Date         11/19/99
                                                -------------------

                                          /s/ MARGARET L. ROULETTE
                                          ------------------------------------
                                          MARGARET L. ROULETTE, Director
                                          Date        11/19/99
                                                -------------------

                                          /s/ C. FREDRICK SEHNERT
                                          ------------------------------------
                                          C. FREDRICK SEHNERT, Director
                                          Date       11/19/99
                                                -------------------

                                          /s/ DANIEL W. DERBES
                                          ------------------------------------
                                          DANIEL W. DERBES, Director
                                          Date       11/19/99
                                                -------------------

                                          /s/ JACK L. HECKEL
                                          ------------------------------------
                                          JACK L. HECKEL, Director
                                          Date        11/19/99
                                                -------------------

                                          /s/ EDWARD J. WALSH
                                          ------------------------------------
                                          EDWARD J. WALSH, Director
                                          Date       11/19/99
                                                -------------------


                                          ------------------------------------
                                          GERALD C. SCHLEIF, Director
                                          Date
                                                -------------------

INDEX TO EXHIBITS

                                                                                                          INCORPORATED
                                                                                                          BY REFERENCE
NO.               EXHIBIT                                                                                      PAGE
---               -------                                                                                      ----
3(a)          Restated Articles of Incorporation                                                                15

3(b)          Certificate of Amendment of Restated Articles of Incorporation                                    15

3(c)          Restated By-Laws                                                                                  15

10(a)          WD-40 Company Supplemental Death Benefit Plan                                                    15

10(b)         WD-40 Company Supplemental Retirement Benefit Plan                                                15

10(c)         Second Amendment and Restatement,  WD-40 Company 1990
              Incentive Stock Option Plan                                                                       15

10(d) Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999

10(e)         Employment Agreement between WD-40 Company and Thomas J.
              Tranchina dated  August 2, 1999

10(f)         Asset Purchase Agreement between Block Drug Company, Inc. and
              WD-40 Company dated March 25, 1999.


21            Subsidiaries of the Registrant

23            Consent of Independent Accountants

27            Financial Data Schedule (electronic filing only)



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of WD-40 Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 14 present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICEWATERHOUSECOOPERS LLP

San Diego, California
September 28, 1999

WD-40 COMPANY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                              AUGUST 31,
                                                                                       1999               1998
Assets

Current assets:
    Cash and cash equivalents                                                     $  9,741,000       $  8,572,000
    Short-term investments                                                             194,000          6,093,000
    Trade accounts receivable, less allowance for cash discounts
      and doubtful accounts of $710,000 and $585,000                                28,646,000         27,037,000
    Product held at contract packagers                                               1,868,000          2,038,000
    Inventories                                                                      6,104,000          1,697,000
    Other current assets                                                             5,594,000          4,329,000
                                                                               ----------------   ----------------

      Total current assets                                                          52,147,000         49,766,000

Property, plant and equipment, net                                                   3,861,000          3,593,000
Low income housing investments                                                       3,312,000          3,378,000
Goodwill, net                                                                       30,792,000         12,468,000
Other assets                                                                         1,845,000          1,740,000
                                                                               ----------------   ----------------

                                                                                  $ 91,957,000       $ 70,945,000
                                                                               ----------------   ----------------
                                                                               ----------------   ----------------
Liabilities and shareholders' equity

Current liabilities:
    Accounts payable and accrued liabilities                                      $ 11,262,000       $  6,906,000
    Accrued payroll and related expenses                                             3,328,000          3,059,000
    Income taxes payable                                                             3,311,000          3,115,000
    Current portion of long-term debt                                                2,461,000            830,000
                                                                               ----------------   ----------------

      Total current liabilities                                                     20,362,000         13,910,000

Long-term debt                                                                      14,065,000            916,000
Deferred employee benefits                                                           1,356,000          1,121,000
                                                                               ----------------   ----------------

      Total long-term liabilities                                                   15,421,000          2,037,000

Commitments and contingencies (Note 12)

Shareholders' equity:
    Common stock, no par value, 18,000,000 shares authorized -
      15,603,146 and 15,633,308 shares issued and outstanding                        8,931,000          9,680,000
    Paid-in capital                                                                    509,000            321,000
    Retained earnings                                                               46,420,000         44,318,000
    Accumulated other comprehensive income                                             314,000            679,000
                                                                               ----------------   ----------------

      Total shareholders' equity                                                    56,174,000         54,998,000
                                                                               ----------------   ----------------

                                                                                  $ 91,957,000       $ 70,945,000
                                                                               ----------------   ----------------
                                                                               ----------------   ----------------



          See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------


                                                                           YEAR ENDED AUGUST 31,
                                                     --------------------------------------------------------------
                                                           1999                  1998                   1997
Net sales                                               $ 146,348,000          $ 144,397,000         $ 137,893,000
Cost of product sold                                       64,558,000             62,984,000            59,286,000
                                                     -----------------     ------------------     -----------------

Gross profit                                               81,790,000             81,413,000            78,607,000
                                                     -----------------     ------------------     -----------------

Operating expenses:

    Selling, general and administrative                    32,362,000             31,098,000            28,770,000
    Advertising and sales promotion                        13,969,000             14,811,000            13,846,000
    Amortization expense                                    1,515,000              1,344,000             1,343,000
                                                     -----------------     ------------------     -----------------

                                                           47,846,000             47,253,000            43,959,000
                                                     -----------------     ------------------     -----------------

Income from operations                                     33,944,000             34,160,000            34,648,000

Interest income, net                                           38,000                551,000                54,000
Other income (expense), net                                   218,000               (455,000)           (1,342,000)
                                                     -----------------     ------------------     -----------------

Income before income taxes                                 34,200,000             34,256,000            33,360,000
Provision for income taxes                                 12,135,000             12,368,000            11,997,000
                                                     -----------------     ------------------     -----------------

Net income                                              $  22,065,000          $  21,888,000          $ 21,363,000
                                                     -----------------     ------------------     -----------------

Earnings per common share:

    Basic                                               $        1.41          $        1.40          $       1.38
                                                     -----------------     ------------------     -----------------
                                                     -----------------     ------------------     -----------------
    Diluted                                             $        1.41          $        1.40          $       1.37
                                                     -----------------     ------------------     -----------------
                                                     -----------------     ------------------     -----------------
Common equivalent shares:

    Basic                                                  15,599,501             15,604,160            15,512,140
                                                     -----------------     ------------------     -----------------
                                                     -----------------     ------------------     -----------------
    Diluted                                                15,652,004             15,664,119            15,603,790
                                                     -----------------     ------------------     -----------------
                                                     -----------------     ------------------     -----------------


          See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                 COMMON STOCK
                                                         ------------------------------     PAID-IN         RETAINED
                                                            SHARES           AMOUNT         CAPITAL         EARNINGS
BALANCE AT AUGUST 31, 1996                                  15,441,906      $6,603,000       $321,000      $ 40,425,000

    Issuance of common stock upon exercise of options          177,400       3,509,000
    Exchange of common stock upon exercise of options          (57,364)     (1,653,000)
    Cash dividends                                                                                          (19,385,000)
    Equity adjustment from foreign currency translation, net
    Net income                                                                                               21,363,000
                                                         --------------   -------------   ------------   ---------------

BALANCE AT AUGUST 31, 1997                                  15,561,942       8,459,000        321,000        42,403,000


    Issuance of common stock upon exercise of options          119,856       2,640,000
    Exchange of common stock upon exercise of options          (48,490)     (1,419,000)
    Cash dividends                                                                                          (19,973,000)
    Equity adjustment from foreign currency translation, net
    Net income                                                                                               21,888,000
                                                         --------------   -------------   ------------   ---------------

BALANCE AT AUGUST 31, 1998                                  15,633,308       9,680,000        321,000        44,318,000


    Issuance of common stock upon exercise of options           24,448         525,000
    Issuance of restricted common stock                            750          20,000
    Exchange of common stock upon exercise of options           (1,740)        (48,000)
    Stock repurchased                                          (53,620)     (1,246,000)
    Tax benefit on exercise of stock options                                                  188,000
    Cash dividends                                                                                          (19,963,000)
    Equity adjustment from foreign currency translation, net
    Net income                                                                                               22,065,000
                                                         --------------   -------------   ------------   ---------------

BALANCE AT AUGUST 31, 1999                                  15,603,146     $ 8,931,000      $ 509,000       $46,420,000
                                                         --------------   -------------   ------------   ---------------
                                                         --------------   -------------   ------------   ---------------



                                                                    ACCUMULATED                        CURRENT
                                                                       OTHER                            YEAR'S
                                                                   COMPREHENSIVE                    COMPREHENSIVE
                                                                      INCOME           TOTAL            INCOME
BALANCE AT AUGUST 31, 1996                                         $ (178,000)     $ 47,171,000

    Issuance of common stock upon exercise of options                                 3,509,000
    Exchange of common stock upon exercise of options                                (1,653,000)
    Cash dividends                                                                  (19,385,000)
    Equity adjustment from foreign currency translation,              335,000           335,000       $   335,000
    Net income                                                                       21,363,000        21,363,000
                                                                  ------------   ---------------   ---------------

BALANCE AT AUGUST 31, 1997                                            157,000        51,340,000       $21,698,000
                                                                                                   ---------------
                                                                                                   ---------------
    Issuance of common stock upon exercise of options                                 2,640,000
    Exchange of common stock upon exercise of options                                (1,419,000)
    Cash dividends                                                                  (19,973,000)
    Equity adjustment from foreign currency translation,              522,000           522,000       $   522,000
    Net income                                                                       21,888,000        21,888,000
                                                                  ------------   ---------------   ---------------

BALANCE AT AUGUST 31, 1998                                            679,000        54,998,000       $22,410,000
                                                                                                   ---------------
                                                                                                   ---------------
    Issuance of common stock upon exercise of options                                   525,000
    Issuance of restricted common stock                                                  20,000
    Exchange of common stock upon exercise of options                                   (48,000)
    Stock repurchased                                                                (1,246,000)
    Tax benefit on exercise of stock options                                            188,000
    Cash dividends                                                                  (19,963,000)
    Equity adjustment from foreign currency translation,             (365,000)         (365,000)      $  (365,000)
    Net income                                                                       22,065,000        22,065,000
                                                                  ------------   ---------------   ---------------

BALANCE AT AUGUST 31, 1999                                          $ 314,000       $56,174,000       $21,700,000
                                                                  ------------   ---------------   ---------------
                                                                  ------------   ---------------   ---------------

          See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                              YEAR ENDED AUGUST 31,
                                                                ---------------------------------------------------
                                                                     1999              1998              1997
Cash flows from operating activities:
    Net income                                                     $ 22,065,000      $21,888,000      $ 21,363,000
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                   2,422,000        2,161,000         2,216,000
      (Gain) loss on sale of equipment                                  (12,000)         392,000           108,000
      Deferred income taxes                                             (58,000)        (305,000)           18,000
      Tax benefit from exercise of stock options                        188,000
      Non-cash compensation                                              20,000
      Changes in assets and liabilities:
        Trade accounts receivable                                    (1,863,000)      (4,406,000)         (998,000)
        Product held at contract packagers                               62,000           94,000           172,000
        Inventories                                                    (815,000)       1,668,000           624,000
        Other assets                                                   (956,000)        (365,000)         (331,000)
        Accounts payable and accrued expenses                         4,471,000          913,000           435,000
        Income taxes payable                                             93,000        1,551,000          (383,000)
        Long-term deferred employee benefits                            232,000           85,000            85,000
                                                                ----------------   --------------   ---------------

           Net cash provided by operating activities                 25,849,000       23,676,000        23,309,000
                                                                ----------------   --------------   ---------------

Cash flows from investing activities:
    Decrease (increase) in short-term investments                     5,899,000       (6,093,000)          104,000
    Assets of business acquired                                     (23,283,000)
    Proceeds from sale of equipment                                     127,000          624,000           291,000
    Capital expenditures                                             (1,308,000)      (1,271,000)       (1,478,000)
                                                                ----------------   --------------   ---------------

           Net cash used in investing activities                    (18,565,000)      (6,740,000)       (1,083,000)
                                                                ----------------   --------------   ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                              477,000        1,221,000         1,856,000
    Stock repurchase                                                 (1,246,000)
    Proceeds from issuance of long-term debt                         16,000,000
    Repayments of long-term debt                                     (1,229,000)        (669,000)         (706,000)
    Dividends paid                                                  (19,963,000)     (19,973,000)      (19,385,000)
                                                                ----------------   --------------   ---------------

           Net cash used in financing activities                     (5,961,000)     (19,421,000)      (18,235,000)
                                                                ----------------   --------------   ---------------

Effect of exchange rate changes on cash                                (154,000)         189,000           129,000
                                                                ----------------   --------------   ---------------

Increase (decrease) in cash and cash equivalents                      1,169,000       (2,296,000)        4,120,000
Cash and cash equivalents at beginning of year                        8,572,000       10,868,000         6,748,000
                                                                ----------------   --------------   ---------------

Cash and cash equivalents at end of year                           $  9,741,000      $ 8,572,000      $ 10,868,000
                                                                ----------------   --------------   ---------------
                                                                ----------------   --------------   ---------------
Non-cash investing and financing activities:
    Exchange of common stock upon exercise
      of options                                                   $     48,000      $ 1,419,000      $  1,653,000
                                                                ----------------   --------------   ---------------
                                                                ----------------   --------------   ---------------

          See accompanying notes to consolidated financial statements.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Manufacturing Company, WD-40 Products (Canada) Ltd., WD-40 Company Ltd. (U.K.), and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

FINANCIAL STATEMENT PRESENTATION

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

SHORT-TERM INVESTMENTS

Short-term investments consist principally of variable rate demand notes issued by state, county and municipal governments. While these notes have contractual maturities of up to 30 years, they also provide liquidity at regularly scheduled auction dates, which typically occur every one to five weeks. Such investments are considered short-term due to the auction dates and the Company's intent is to sell the securities from time to time during the year. The Company has classified its investment portfolio as available-for-sale. Additionally, the cost of securities sold is based upon the specific identification method.

PRODUCT HELD AT CONTRACT PACKAGERS

Product held at contract packagers represents the inventory held at United States, Australian, and Canadian contract packagers underlying their obligation to pay the Company for the inventory acquired.

These contract packagers will continue to package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company's customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale on the inventory until such inventory is shipped to customers.

INVENTORIES

Inventories are stated at the lower of average cost or market. The inventory balance primarily represents hand cleaning products owned by WD-40 Company (U.S.), lubricant inventory owned by WD-40 Company Ltd. (U.K.) and concentrate owned by WD-40 Manufacturing Company (U.S.) and WD-40 Company (U.S.).

PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation has been computed principally using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles and three to ten years for furniture and fixtures.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GOODWILL

Goodwill represents the excess of the purchase cost over the fair value of identifiable assets at the date of acquisition of the 3-IN-ONE brand and the Lava brand (Note 2) and is amortized on a straight-line basis over their estimated useful lives of 15 years. The Company evaluates the carrying value of goodwill at each balance sheet date as well as the amortization period to determine whether adjustments are required. No such adjustments have been recorded by the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

At August 31, 1999, the Company's other financial instruments, include cash equivalents, trade receivables, accounts payable, forward foreign currency exchange contracts and long-term debt. The carrying amounts of these instruments approximate fair value because of their short maturities and variable interest rates. Management believes that the estimated fair value of the Company's low income housing investment and related debt approximated their carrying values at August 31, 1999.

DIVERSIFICATION OF CREDIT RISK

The Company's policy is to place its cash, cash equivalents and investments in high credit quality financial institutions, in investment grade commercial paper and in securities of various government agencies. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

REVENUE RECOGNITION

Revenues are recognized upon the shipment of product to customers.

ADVERTISING COSTS

The Company expenses advertising costs when incurred.

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

COMPREHENSIVE INCOME

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. The foreign currency translation adjustments are reported net of the effect of income tax expense (benefit) of $(201,000), $295,000 and $188,000 for the years ended August 31, 1999, 1998 and
1997, respectively.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EARNINGS PER SHARE

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accounts of the Company's foreign subsidiaries have been translated into United States dollars at appropriate rates of exchange. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction losses were $67,000, $41,000, and $1,274,000 for the years ended August 31, 1999, 1998 and 1997, respectively.

During 1999, the Company entered into forward foreign currency exchange rate contracts to hedge cash balances denominated in various currencies held by one of its wholly-owned foreign subsidiaries, WD-40 Company Ltd. (U.K.). Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to significant risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the balances being hedged. The Company does not purchase contracts which exceed the amount of the balances being hedged. At August 31, 1999, the Company had approximately $362,000 of foreign exchange contracts outstanding, which mature in October 1999. The amount of net realized and unrealized gains on the foreign exchange contracts was not material during the year ended August 31, 1999.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company is presenting pro forma disclosures of net income and earnings per share, as if the fair value method had been applied in measuring compensation expenses (Note 8).

SEGMENT INFORMATION

In 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires disclosure of certain information about the Company's operating segments, products, geographical areas in which it operates and its major customers (Note 5).

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2001. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RECAPITALIZATION

In July 1997, the Company filed a Certificate of Amendment of Restated Articles of Incorporation to effect a 2 for 1 stock split of all outstanding shares of common stock and stock options. All 1997 share and per share data in the accompanying financial statements have been adjusted retroactively to give effect to the stock split. The Certificate of Amendment increased the authorized stock of the Company such that the Company is authorized to issue 18,000,000 shares of no par value common stock.


NOTE 2 - ACQUISITION

On April 30, 1999, the Company acquired all of the worldwide trademarks and other intangible assets of the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Company paid cash in the amount of $19,000,000 for the Lava brand, including intangible assets. In addition, the Company incurred $830,000 in transaction costs related to the acquisition and paid $3,453,000 for inventory. To finance the transactions, the Company borrowed $16,000,000 from a commercial bank and used cash from the liquidation of short-term investments for the balance.

The following summary presents the results of operations for the years ended August 31, 1999, 1998 and 1997 on an unaudited pro forma basis, as if the acquisition completed during the year ended August 31, 1999 had occurred September 1, 1996. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.


                                                           (UNAUDITED)
                                                      YEAR ENDED AUGUST 31,
                                      -------------------------------------------------------
                                           1999                1998               1997
Net sales                             $  152,700,000      $  154,160,000     $  146,988,000
                                      ---------------     ---------------    ----------------
                                      ---------------     ---------------    ----------------

Net income                            $   20,333,000      $   18,562,000     $   19,495,000
                                      ---------------     ---------------    ----------------
                                      ---------------     ---------------    ----------------

Basic earnings per share              $         1.30      $         1.19     $         1.26
                                      ---------------     ---------------    ----------------
                                      ---------------     ---------------    ----------------

Diluted earnings per share            $         1.30      $         1.19     $         1.25
                                      ---------------     ---------------    ----------------



NOTE 3 - SHORT-TERM INVESTMENTS

The cost of the Company's investment portfolio by type of security is as follows:


                                                                 AUGUST 31,
                                                     -----------------------------------
                                                          1999               1998
TYPE OF SECURITY:
   State, county and municipal securities            $            -     $    5,965,000
   Other securities                                         194,000            128,000
                                                     ---------------    ----------------

                                                     $      194,000     $    6,093,000
                                                     ---------------    ----------------



The interest income provided by the state, county and municipal securities is exempt from federal income taxes. The realized gain on disposal of securities in 1999, as well as the unrealized gain on investments as of August 31, 1999, were not material.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION


                                                         AUGUST 31,
                                             -----------------------------------
                                                  1999               1998
INVENTORIES:
   Raw materials                             $      520,000     $      886,000
   Finished goods                                 5,584,000            811,000
                                             ---------------    ----------------

                                             $    6,104,000     $    1,697,000
                                             ---------------    ----------------
                                             ---------------    ----------------
PROPERTY, PLANT AND EQUIPMENT, NET:
   Land                                      $      254,000     $      254,000
   Buildings and improvements                     2,209,000          2,161,000
   Furniture and fixtures                         3,570,000          2,995,000
   Machinery, equipment and vehicles              1,711,000          1,959,000
                                             ---------------    ----------------

                                                  7,744,000          7,369,000
   Accumulated depreciation                      (3,883,000)        (3,776,000)
                                             ---------------    ----------------

                                             $    3,861,000     $    3,593,000
                                             ---------------    ----------------
                                             ---------------    ----------------



Depreciation expense for the years ended August 31, 1999, 1998 and 1997 was $907,000, $817,000 and $873,000, respectively.


                                                   AUGUST 31,
                                       -----------------------------------
                                            1999               1998
GOODWILL, NET:
   Goodwill                            $   34,991,000     $   15,234,000
   Accumulated amortization                (4,199,000)        (2,766,000)
                                       ---------------    ----------------

                                       $   30,792,000     $   12,468,000
                                       ---------------    ----------------
                                       ---------------    ----------------



NOTE 5 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

In 1999, the Company adopted FAS 131. The prior year's segment information has been conformed to present the Company's three reportable segments in accordance with the new standard: (1) The Americas, (2) Europe and (3) Asia-Pacific.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The table below presents information about reported segments for the years ended August 31:


                                               THE                                    ASIA-
                                             AMERICAS             EUROPE             PACIFIC              TOTAL
1999
   Net sales                              $  96,954,000       $  37,293,000       $  12,101,000      $   146,348,000
   Operating income                          20,848,000           9,482,000           3,614,000           33,944,000
   Total assets                              74,744,000          16,409,000             804,000           91,957,000

1998
   Net sales                                 98,566,000          34,885,000          10,946,000          144,397,000
   Operating income                          22,906,000           8,084,000           3,170,000           34,160,000
   Total assets                              55,580,000          14,666,000             699,000           70,945,000

1997
   Net sales                                 93,339,000          32,245,000          12,309,000          137,893,000
   Operating income                          23,833,000           7,078,000           3,737,000           34,648,000
   Total assets                              48,335,000          16,526,000             557,000           65,418,000



                                                                                      SALES
                                                             --------------------------------------------------------
                                                                  1999                 1998               1997
Product Line Information:
   Lubricants                                                $  142,836,000       $ 144,397,000      $  137,893,000
   Hand cleaning products                                         3,512,000                   -                   -
                                                             ---------------      ---------------    ----------------

                                                             $  146,348,000       $ 144,397,000      $  137,893,000
                                                             ---------------      ---------------    ----------------
                                                             ---------------      ---------------    ----------------



                                          SALES                                       LONG-LIVED ASSETS
                       ---------------------------------------------     ---------------------------------------------
                          1999            1998             1997             1999            1998             1997
Geographical
Information:
   United States       $81,796,000     $83,139,000      $79,134,000      $36,203,000     $17,800,000      $19,549,000
   International        64,552,000      61,258,000       58,759,000        3,607,000       3,379,000        3,513,000
                       ------------    ------------     ------------     ------------    ------------     ------------

                       $146,348,000    $144,397,000     $137,893,000     $39,810,000     $21,179,000      $23,062,000
                       ------------    ------------     ------------     ------------    ------------     ------------
                       ------------    ------------     ------------     ------------    ------------     ------------


WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - EARNINGS PER COMMON SHARE

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 1999, 1998 and 1997.


                                                        YEAR ENDED AUGUST 31,
                  ---------------------------------------------------------------------------------------------------
                              1999                              1998                               1997
                  ------------------------------    ------------------------------    -------------------------------
                                          PER                               PER                               PER
                    NET                  SHARE       NET                   SHARE       NET                   SHARE
                  INCOME       SHARES    AMOUNT     INCOME       SHARES    AMOUNT     INCOME       SHARES    AMOUNT
Net income      $22,065,000                       $21,888,000                       $21,363,000
Basic EPS                    15,599,501   $1.41                15,604,160   $1.40                15,512,140   $1.38
Dilutive
   securities                    52,503                            59,959                            91,650
                             -----------                       -----------                       -----------

Diluted EPS                  15,652,004   $1.41                15,664,119   $1.40                15,603,790   $1.37
                             -----------                       -----------                       -----------



For the years ended August 31, 1999, 1998 and 1997, 134,114, 137,400 and 0 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.


NOTE 7 - INCOME TAXES

The provision for income taxes includes the following:


                                                                              YEAR ENDED AUGUST 31,
                                                             --------------------------------------------------------
                                                                  1999                 1998               1997
Current tax provision:
   United States                                             $    8,188,000       $    7,911,000      $   8,359,000
   State                                                          1,510,000            1,964,000          1,687,000
   Foreign                                                        2,650,000            2,798,000          1,933,000
                                                             ---------------      ---------------    ----------------

     Total current                                               12,348,000           12,673,000         11,979,000
                                                             ---------------      ---------------    ----------------

Deferred tax provision (benefit):
   United States                                                   (156,000)            (343,000)             8,000
   Foreign                                                          (57,000)              38,000             10,000
                                                             ---------------      ---------------    ----------------

     Total deferred                                                (213,000)            (305,000)            18,000
                                                             ---------------      ---------------    ----------------

                                                             $   12,135,000       $   12,368,000     $   11,997,000
                                                             ---------------      ---------------    ----------------
                                                             ---------------      ---------------    ----------------



Deferred tax assets included in other current assets are comprised of the following:


                                                    AUGUST 31,
                                        -----------------------------------
                                             1999               1998
Accrued employee benefits               $      422,000     $      454,000
State income taxes                             221,000            260,000
Reserves and allowances                        604,000            320,000
                                        ---------------    ----------------

                                        $    1,247,000     $    1,034,000
                                        ---------------    ----------------
                                        ---------------    ----------------


WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Long-term deferred tax assets and (liabilities) included in other assets are comprised of the following:


                                                     AUGUST 31,
                                         -----------------------------------
                                              1999               1998
Depreciation                             $     (161,000)    $     (226,000)
Deferred compensation                           557,000            461,000
Investment in low income housing               (168,000)                 -
                                         ---------------    ----------------

                                         $      228,000     $      235,000
                                         ---------------    ----------------
                                         ---------------    ----------------



Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:


                                                                              YEAR ENDED AUGUST 31,
                                                             --------------------------------------------------------
                                                                  1999                 1998               1997
Amount computed at U.S. statutory federal tax rate           $   11,970,000       $   11,990,000     $   11,676,000
State income taxes, net of federal benefit                        1,445,000            1,257,000          1,409,000
Affordable housing credits                                         (738,000)            (717,000)          (654,000)
Other                                                              (542,000)            (162,000)          (434,000)
                                                             ---------------      ---------------    ----------------

                                                             $   12,135,000       $   12,368,000     $   11,997,000
                                                             ---------------      ---------------    ----------------
                                                             ---------------      ---------------    ----------------



Income taxes paid during the years ended August 31, 1999, 1998 and 1997 amounted to $10,563,000, $11,638,000, and $11,850,000, respectively.


NOTE 8 - STOCK OPTIONS

The Company has a stock option plan whereby the Board of Directors may grant officers and key employees options to purchase up to 1,480,000 shares of the Company's common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options are generally exercisable one year after grant and may not be granted for terms in excess of ten years. At August 31, 1999, options for 316,016 shares were exercisable, and options for 595,691 shares were available for future grants.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the changes in options outstanding under the Company's stock option plan during the three years ended August 31, 1999 is as follows:

                                                   NUMBER           OPTION PRICE
                                                 OF SHARES            PER SHARE
OUTSTANDING AT AUGUST 31, 1996                      441,732        $15.34 - $23.75
   Options granted                                  126,800            $23.00
   Options exercised                               (177,400)       $15.34 - $23.75
   Options canceled                                 (16,082)       $21.19 - $23.75
                                                -------------     ------------------

OUTSTANDING AT AUGUST 31, 1997                      375,050        $15.44 - $23.75
   Options granted                                  147,800            $31.75
   Options exercised                               (119,856)       $16.13 - $23.75
   Options canceled                                 (26,157)       $17.13 - $31.75
                                                -------------     ------------------

OUTSTANDING AT AUGUST 31, 1998                      376,837        $15.44 - $31.75
   Options granted                                  165,999            $23.06
   Options exercised                                (24,448)       $15.94 - $23.75
   Options canceled                                  (4,792)       $23.06 - $31.75
                                                -------------     ------------------

OUTSTANDING AT AUGUST 31, 1999                      513,596        $15.44 - $31.75
                                                -------------
                                                -------------

The following table summarizes information concerning outstanding and exercisable options as of August 31, 1999:

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                      ----------------------------------------------------------     --------------------------------
                                                 WEIGHTED-          WEIGHTED-           NUMBER            WEIGHTED-
      RANGE OF                NUMBER              AVERAGE            AVERAGE        EXERCISABLE AS         AVERAGE
      EXERCISE           OUTSTANDING AS OF       REMAINING           EXERCISE             OF              EXERCISE
       PRICES             AUGUST 31, 1999       LIFE (YEARS)           PRICE        AUGUST 31, 1999         PRICE
  $15.44 - $21.25            103,248                4.87              $20.47            103,248              $20.47
  $23.00 - $31.75            410,348                8.02              $25.95            212,768              $27.71
                            -----------                                               ------------

                             513,596                7.38              $24.85            316,016              $25.35
                            -----------                                               ------------
                            -----------                                               ------------

If the Company had elected to recognize compensation expense for its stock option plan using the fair value method, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below.

                                                                              YEAR ENDED AUGUST 31,
                                                             --------------------------------------------------------
                                                                  1999                 1998               1997
NET INCOME
   As reported                                               $   22,065,000       $   21,888,000     $   21,363,000
   Pro forma                                                     21,651,000           21,561,000         21,055,000

DILUTED EARNINGS PER SHARE
   As reported                                                   $1.41                $1.40               $1.37
   Pro forma                                                     $1.38                $1.38               $1.36

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended August 31, 1999, 1998 and 1997: expected volatility ranging from 17% to 29%, risk-free interest rates ranging from 4.62% to 6.21%, an average expected life of three years and a dividend yield of 5.6%. The weighted average fair value of stock options granted during the years ended August 31, 1999, 1998 and 1997 was $3.65, $3.23, and $2.58 per share, respectively.


NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a combined WD-40 Company Money Purchase Pension Plan and Trust and WD-40 Company Profit Sharing Plan (the "Plans") for the benefit of its regular full-time U.S. employees who meet certain criteria. The Plans provide for annual contributions into a trust to the extent of 10% of covered employee compensation for the WD-40 Company Money Purchase Pension Plan and Trust and as approved by the Board of Directors for the WD-40 Company Profit Sharing Plan and Trust, but which may not exceed the amount deductible for income tax purposes. The Plans may be amended or discontinued at any time by the Company. Contributions charged to income under the Plans in the years ended August 31, 1999, 1998 and 1997 totaled $1,211,000, $1,376,000, and $1,094,000, respectively.

The Company has a WD-40 Company 401(k) Plan and Trust whereby regular full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to fifty percent or more of the compensation deferred by employees, but not in excess of the amount deductible for income tax purposes. Company contributions to the trust are invested in the Company's common stock. The Plan may be amended or discontinued at any time by the Company. Company contribution expense during the years ended August 31, 1999, 1998 and 1997 was approximately $161,000, $123,000, and $129,000, respectively.

The Company has agreed to provide fixed retirement benefits to certain of its key executives. The Company's gross liability related to these agreements approximates $5,048,000 of which $1,332,000, representing the present value of these obligations to employees for service through August 31, 1999, has been accrued.

The Company has life insurance policies on certain of its key executives. As of August 31, 1999, the aggregate cash surrender value of these policies is $1,617,000, which is included in other assets. Keyman life insurance premiums paid by the Company during the years ended August 31, 1999, 1998 and 1997 were $35,000, $30,000, and $56,000, respectively.

In September 1998, the Board of Directors adopted a Non-Employee Director Restricted Stock Plan to provide for the issuance of 250 shares of restricted common stock of the Company to each non-employee member of the Board of Directors in lieu of $5,000 of cash compensation. The issuance of shares in lieu of cash compensation is mandatory for any director who does not hold shares of the Company having a fair market value of at least $50,000 and optional for all other directors. The shares do not become vested for resale for a period of five years, except in the event of death or retirement from the Board of Directors.


NOTE 10 - LOW INCOME HOUSING INVESTMENT AND RELATED DEBT

On August 31, 1993 and December 13, 1994, the Company purchased partnership units in an affordable housing tax credit fund for $3,000,000 and $2,000,000, respectively. The Company's decision to invest in the fund was due to the favorable tax credits that are available over the investment period of 15 years, subject to certain tax restrictions. The investment is accounted for at historical cost, amortized on a straight line basis over 15 years with an estimated salvage value of $2,750,000. Amortization expense during the years ended August 31, 1999, 1998 and 1997 were $66,000, $333,000 and $333,000, respectively.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company entered into seven-year promissory notes to fund its investments in the affordable housing tax credit fund. Each note is secured by the corresponding investment and bears interest at 7.0%. Combined interest and principal payments on each note are $559,000 and $370,000, respectively, due annually each January through 2000. Interest paid during the years ended August 31, 1999, 1998 and 1997 was $126,000, $173,000, and $223,000, respectively.


NOTE 11 - DEBT

In March 1999, the Company obtained a revolving loan with a commercial bank which expires on April 30, 2001. Under the terms of the revolving loan, the Company may borrow up to $4,000,000 at the bank's reference rate (8.25% at August 31, 1999) or LIBOR plus 1.25%. The agreement requires the Company to maintain minimum income levels and meet certain other restrictive covenants. There were no borrowings outstanding on this line at August 31, 1999.

In March 1999, the Company obtained a term loan with a commercial bank which expires on May 1, 2006. The Company has borrowed $16,000,000 under the term loan at either the bank's reference rate (8.25% at August 31, 1999) or LIBOR plus 1.50%. During the year ended August 31, 1999, the Company paid $278,000 of interest incurred under the term loan. The term loan is payable in monthly principal installments of $133,000, plus interest. Principal payments in the amount of $1,600,000 will be due under the term loan for each of the years ending August 31, 2000 through 2004 and principal in the amount of $7,600,000 will be due thereafter. The agreement requires the Company to maintain minimum income levels and meet certain other restrictive covenants.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

The Company was committed under certain noncancelable operating leases at August 31, 1999 which provide for the following future minimum lease payments: 2000, $479,000; 2001, $319,000; 2002, $67,000; 2003, $7,000. Rent expense for the years ended August 31, 1999, 1998 and 1997 was $564,000, $267,000, and $257,000,
respectively.


NOTE 13 - SUBSEQUENT EVENTS

On September 28, 1999, the Company declared a cash dividend of $.32 per share payable on November 9, 1999 to shareholders of record on October 18, 1999.

From September 15, 1999 through September 23, 1999, the Company repurchased 43,279 shares of common stock on the open market for $1,019,000. These repurchases were made pursuant to a plan authorized by the Board of Directors for management to acquire up to five percent of the outstanding shares from time to time in the open market subject to available cash flow and market conditions.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SCHEDULE II


                                  WD-40 COMPANY

           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           -----------------------------------------------------------


                                                     ADDITIONS
                           BALANCE  AT               CHARGED  TO                                BALANCE
                           BEGINNING                 COSTS AND                                 AT END OF
                           OF  PERIOD                EXPENSES          DEDUCTIONS*               PERIOD
         Reserve for bad debts and sales discounts:


         Year ended
         August 31, 1997   $ 420,000                 $ 1,104,000       $ 1,029,000             $  495,000
                           ----------                -----------       -----------             ----------
                           ----------                -----------       -----------             ----------
         Year ended
         August 31, 1998   $ 495,000                 $ 1,647,000       $ 1,557,000             $  585,000
                           ----------                -----------       -----------             ----------
                           ----------                -----------       -----------             ----------
         Year ended
         August 31, 1999   $ 585,000                 $ 1,422,000       $ 1,169,000             $  838,000
                           ----------                -----------       -----------             ----------
                           ----------                -----------       -----------             ----------




         * Write-off of doubtful accounts and sales discounts taken.