Form 10-Q
period 1999-11-30
WD 40 CO
filed 2000-01-14
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 1999
Commission File No. 0-6936-3

                                  WD-40 COMPANY

             (Exact Name of Registrant as specified in its charter)


         Delaware                                       95-1797918
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

1061 Cudahy Place, San Diego, California                  92110
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (619) 275-1400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                     Yes    X      No
                                                         ------      ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Common Stock as of Jan  5, 1999         15,460,491


PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  WD-40 COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                     ASSETS


                                                                  (unaudited)
                                                                November 30, 1999     August 31, 1999
                                                                -----------------     ---------------
Current assets:
     Cash and cash equivalents                                  $     8,129,000       $    9,935,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $768,000 and $710,000                                      22,427,000           28,646,000
     Product held at contract packagers                               1,236,000            1,868,000
     Inventories                                                      6,290,000            6,104,000
     Other current assets                                             4,314,000            5,594,000
                                                                -----------------     ---------------
         Total current assets                                        42,396,000           52,147,000

Property, plant, and equipment, net                                   4,447,000            3,861,000
Low income housing investments                                        3,295,000            3,312,000
Goodwill, net                                                        30,205,000           30,792,000
Other assets                                                          1,877,000            1,845,000
                                                                -----------------     ---------------

                                                                $    82,220,000       $   91,957,000
                                                                =================     ===============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                   $     9,113,000       $   11,262,000
     Accrued payroll and related expenses                             1,921,000            3,328,000
     Income taxes payable                                             3,457,000            3,311,000
     Current portion of long-term debt                                2,461,000            2,461,000
                                                                -----------------     ---------------
         Total current liabilities                                   16,952,000           20,362,000

Long-term debt                                                       10,660,000           14,065,000
Deferred employee benefits                                            1,395,000            1,356,000
                                                                -----------------     ---------------
                                                                     29,007,000           35,783,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of  15,562,811 and 15,603,146                                  7,960,000            8,931,000
     Paid-in capital                                                    509,000              509,000
     Retained earnings                                               44,493,000           46,420,000
     Accumulated other comprehensive income                             251,000              314,000
                                                                -----------------     ---------------
         Total shareholders' equity                                  53,213,000           56,174,000
                                                                -----------------     ---------------
                                                                $    82,220,000       $   91,957,000
                                                                =================     ===============



    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended
                                              -------------------------------------------------
                                                November 30,1999              November 30,1998
                                              ---------------------     -----------------------
Net sales                                  $            32,182,000   $              29,617,000
Cost of product sold                                    14,735,000                  13,116,000
                                           ------------------------  --------------------------

Gross profit                                            17,447,000                  16,501,000
                                           ------------------------  --------------------------

Operating expenses:

     Selling, general & administrative                   8,354,000                   7,573,000
     Advertising & sales promotions                      3,605,000                   3,066,000
     Amortization                                          599,000                     269,000
                                           ------------------------  --------------------------


Income from operations                                   4,889,000                   5,593,000
                                           ------------------------  --------------------------


Other income (expense)
     Interest income (expense), net                       (205,000)                     79,000
     Other income (expense), net                           (56,000)                    161,000
                                           ------------------------  --------------------------


Income before income taxes                               4,628,000                   5,833,000
Provision for income taxes                               1,575,000                   2,131,000
                                           ------------------------  --------------------------

Net Income                                 $             3,053,000    $              3,702,000
                                           ========================  ==========================


Basic earnings per share                   $                  0.20   $                    0.24
                                           ========================  ==========================

Diluted earnings per share                 $                  0.20   $                    0.24
                                           ========================  ==========================


Basic common equivalent shares                          15,570,449                  15,596,751
                                           ========================     =======================

Diluted common equivalent shares                        15,583,977                  15,637,731
                                           ========================     =======================



    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                     -----------------------------------------------
                                                                        November 30, 1999        November 30, 1998
                                                                     -----------------------  ----------------------
Cash flows from operating activities:

     Net income                                                      $        3,053,000       $        3,702,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                                          842,000                  473,000
         Gain on sale of equipment                                               (6,000)                  (1,000)
         Deferred income taxes                                                  (12,000)                  (3,000)

         Changes in assets and liabilities:
             Trade accounts receivable                                        6,198,000                5,706,000
             Product held at contract packagers                                 632,000                  622,000
             Inventories                                                       (190,000)                (349,000)
             Other assets                                                     1,252,000                  551,000
             Accounts payable and accrued expenses                           (3,554,000)                (889,000)
             Income taxes payable                                               150,000                  741,000
             Long-term deferred employee benefits                                39,000                   41,000

                                                                     -----------------------  --------------------

         Net cash provided by operating activities                            8,404,000               10,594,000
                                                                     -----------------------  --------------------

Cash flows from investing activities:
     Decrease (increase) in short-term investments                              157,000               (1,760,000)
     Proceeds from sale of equipment                                             48,000                   19,000
     Capital expenditures                                                      (880,000)                (374,000)
                                                                     -----------------------  --------------------

         Net cash used in investing activities                                 (675,000)              (2,115,000)
                                                                     -----------------------  --------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      47,000                  359,000
     Repurchase of common stock                                              (1,019,000)              (1,245,000)
     Repayment of long-term debt                                             (3,405,000)                  (5,000)
     Dividends paid                                                          (4,980,000)              (4,986,000)
                                                                     -----------------------  --------------------

         Net cash used in financing activities                               (9,357,000)              (5,877,000)
                                                                     -----------------------  --------------------

Effect of exchange rate changes on cash
     and cash equivalents                                                       (22,000)                 (90,000)
                                                                     -----------------------  --------------------
Increase in cash and cash equivalents                                        (1,650,000)               2,512,000
Cash and cash equivalents at beginning of period                              9,741,000                8,572,000
                                                                     -----------------------  --------------------
Cash and cash equivalents at end of period                           $        8,091,000       $       11,084,000
                                                                     =======================  ====================



    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Manufacturing Company, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd. and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1999.

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

EARNINGS PER SHARE

Common stock equivalents of 13,528 and 40,980 shares for the three months ended November 30, 1999 and 1998 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended November 30, 1999 and 1998, 339,784 and 135,600 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2001. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial position or results of operations.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 3 - COMPREHENSIVE INCOME

WD-40 Company's total comprehensive income was as follows:


                                                                       Three months ended November 30,
                                                                          1999                1998
                                                                     ---------------     --------------
Net income                                                           $    3,053,000      $    3,702,000
Other comprehensive income (loss) net of related tax effects:
  Foreign currency translation adjustments                                 (63,000)            (105,000)
                                                                     ---------------     --------------
Total comprehensive income                                           $    2,990,000      $    3,597,000
                                                                     ===============     ==============


NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION


                                                  November 30, 1999        August 31, 1999
                                                  -----------------        ---------------
Inventories
  Raw Materials                                   $         715,000        $       520,000
  Finished Goods                                          5,575,000              5,584,000
                                                  -----------------        ---------------
                                                  $       6,290,000        $     6,104,000
                                                  =================        ===============


NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)


                                               November 30, 1999        August 31, 1999
                                               -----------------        ---------------
Property, plant and equipment                  $       8,469,000        $     7,744,000
Accumulated depreciation                              (4,022,000)            (3,883,000)
                                               -----------------        ---------------
                                               $       4,447,000        $     3,861,000
                                               =================        ===============


Goodwill                                              34,991,000             34,991,000
Accumulated amortization                              (4,786,000)            (4,199,000)
                                               -----------------        ---------------
                                               $      30,205,000        $    30,792,000
                                               =================        ===============



NOTE 5 - SUBSEQUENT EVENTS

On December 14, 1999, the Company's Board of Directors declared a cash dividend of $.32 per share payable on January 28, 2000 to shareholders of record on January 7, 2000.

From December 21, 1999 through January 3, 2000, the Company repurchased 102,320 shares of its common stock on the open market for a total cost of approximately $1,996,500. These purchases were made pursuant to a plan authorized by the Board of Directors for management to acquire up to five percent of the Company's outstanding shares from time to time in the open market subject to available cash flow and market conditions.

At the Company's Annual Meeting of Shareholders held on December 14, 1999, shareholders approved a change in the Company's state of incorporation from California to Delaware and an increase in the number of authorized shares of common stock from 18 million to 36 million. The reincorporation was accomplished on December 15, 1999.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $32.2 million in the first quarter ended November 30, 1999, an increase of 8.7% from net sales of $29.6 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):


                            -------------------------------------------------
                                    Three months ended November 30,
                                    1999                     1998
-----------------------------------------------------------------------------
Americas                         $  21.0         65%      $  18.0        61%

Europe                               7.9         25%          9.1        31%

Asia Pacific                         3.3         10%          2.5         8%
-----------------------------------------------------------------------------
TOTAL                            $  32.2        100%      $  29.6       100%
-----------------------------------------------------------------------------


In the Americas region, sales for the first quarter ended November 30, 1999 were up 17% over the prior year period, with increases in the U.S., Canada and Latin America of 18%, 13% and 9% respectively. For the region, 82% of the sales in the first quarter came from the U.S., and 18% came from Canada and Latin America. This distribution reflects a slight change from the first quarter of fiscal 1999 in which 81% of the sales came from the U.S., and 19% came from Canada and Latin America. A major reason for the increase in U.S. sales was the inclusion of sales of the Lava brand of heavy-duty hand cleaners acquired in April 1999. Lava sales were $2.1 million in the quarter, all in the U.S. In addition, sales of WD-40 in the U.S. were up by $1.1 million due to the timing of promotions in the quarter. Because of the high market penetration enjoyed by the WD-40 product line as well as the extremely high percentage of WD-40 product sales to total Company sales, the timing of promotions in the U.S. can have a material impact on sales in any given quarter. Further, the ability to run a promotion is somewhat outside the Company's control, as the retailer's own promotion schedule is a major factor.

In Europe, first quarter sales were 14% lower than sales in the comparable period of fiscal 1999, primarily due to lower sales volume in France and the U.K. and the timing of purchases by distributors in the Middle East.

In the Asia/Pacific region, total sales were up 30% over the prior year period. While the economic troubles continue to affect the economies of several of the countries in the region, sales for the first quarter of the fiscal year were strong. Sales in the region for the full year are expected to achieve the levels recorded before the economic problems hit the region two years ago.

Gross profit was $17.4 million, or 54.2% of sales in the first quarter, up from $16.5 million, or 55.7% of sales in the comparable period last year. Changes in gross profit percentage from quarter to quarter are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. In addition, during the first quarter, the Company incurred increased transportation costs related to establishing Lava in the supply chain, as well as a higher level of price discounting in response to competitive pressures in Latin America in advance of moving to local manufacturing in the region. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins. The Company has announced plans to raise the price of WD-40 in the U.S. effective 2/1/00 and this action should ease some of the pressure on gross profit.

A breakdown of gross profit by trading bloc by period follows (in millions):


                             --------------------------------------------------
                                      Three months ended November 30,
                                      1999                    1998
-------------------------------------------------------------------------------
Americas                             $11.2      53.5%         $9.9       55.2%

Europe                                 4.6      58.7%          5.3       58.5%

Asia/Pacific                           1.6      48.1%          1.3       49.6%
-------------------------------------------------------------------------------
Total                                $17.4      54.2%        $16.5       55.7%
-------------------------------------------------------------------------------


Selling, general, & administrative expenses for the quarter ended November 30, 1999 increased to $8.4 million from $7.6 million for the comparable prior year period. As a percentage of sales, SG&A increased slightly to 26.0% in the first quarter from 25.6% last year. The increase in SG&A is due to an increased investment in supply chain and information systems, restructuring of the sales force, and increased freight costs on shipments to customers.

Advertising and sales promotion expense increased to $3.6 million for the first quarter from $3.1 million for the first quarter last year. Advertising and sales promotion as a percentage of sales increased to 11.2% in the first quarter from 10.4% in the comparable prior year period. The increase over the prior year is primarily due to the timing of certain expenditures and promotions as well as expenses related to the new Lava products. For the year the Company expects advertising and sales promotion to be in the historical range of 10% of sales.

Amortization expense was $.6 million for the first quarter compared to $.3 million in the comparable period last year. The increased expense is due to the amortization of goodwill associated with the Lava acquisition.

Income from operations was $4.9 million, or 15.2% of sales in the first quarter, compared to $5.6 million, or 18.9% of sales in the first quarter of fiscal 1999. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the lower gross profit percentage and increases in SG&A, advertising and sales promotion and amortization costs.

The components of other income (expense) are shown below:


-------------------------------------------------------------------------------
                                               For the three months ended
                                                        November 30,
                                                 1999               1998
------------------------------------------------------------------------------
Interest Income (Expense), net                    ($205,000)           $79,000
Foreign Currency Gains (Losses)                     (64,000)           137,000
Loss on Disposal of PP&E                               6,000             1,000
Other Income                                           2,000            23,000
                                          -------------------------------------
TOTAL                                             ($261,000)          $240,000
-------------------------------------------------------------------------------


The change in interest income (expense) net from $79,000 of income for the quarter ended November 30, 1998 to $205,000 of expense for the quarter ended November 30, 1999 is due to the interest costs associated with the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange produced losses of $64,000 for the first quarter compared to gains of $137,000 for the comparable prior year period.

The Company's effective tax rate for fiscal 2000 is 34% compared to 36.5% for the year ended August 31, 1999. The difference in the effective tax rates is due to different allocations of taxable income between taxing jurisdictions from year to year primarily as a result of operational changes within the U.S.

Net income was $3.1 million, or $.20 per share on a fully diluted basis in the first quarter of the fiscal year, versus $3.7 million, or $.24 in the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1.8 million from $9.9 million at the end of fiscal 1999 to $8.1 million at November 30, 1999. Accounts receivable decreased by $6.2 million from $28.6 million to $22.4 million. Accounts receivable was higher at the end of fiscal 1999 due to increased sales volumes during the last two months of the year.

At November 30, 1999 working capital was $25.4 million, a decrease of $6.4 million from $31.8 million at the end of fiscal 1999. The current ratio of 2.5 at November 30, 1999 is slightly lower than the 2.6 at the end of fiscal 1999 primarily due to the Company's use of cash to repurchase shares of its common stock. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. In fiscal 1999, the Company repurchased 53,620 shares of the Company's common stock. During the first quarter of fiscal 2000, the Company repurchased 43,279 shares of the Company's common stock at a cost of $1.0 million. During the first quarter, current liabilities decreased by $3.4 million to $17.0 million at November 30, 1999.

The Company has an unsecured $20.0 million credit facility with Union Bank of California. The line is comprised of a $16.0 million term loan which matures on May 1, 2006 and a $4.0 million revolving line of credit facility which matures on April 30, 2001. At November 30, 1999, $12.2 million remained due under the term loan, and no borrowings were outstanding under the revolving line of credit. This represents a decrease of $3.4 million in long-term debt from $15.6 million at August 31, 1999.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. In an effort to augment the growth of the business by leveraging its core competencies, the Company has announced that it is seeking to make an acquisition of one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and additional outside financing may be required to support the acquisition.

The Company spent $0.9 million for new capital assets during the first quarter, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2000, the Company expects to spend approximately $2.2 million for new capital assets, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe.


YEAR 2000 ISSUE

In 1997, the Company established a project team, reporting to the Year 2000 Compliance Committee of the board of directors, to ensure an uninterrupted transition to the year 2000. The project encompassed software, hardware, EDI, supply chain systems, third party contract packagers, environmental and safety systems, facilities, utilities, supplier readiness and other outside agencies. The project team assessed all internal systems and acquired the necessary computer hardware and software to assure compliance of its internal systems.

The Company also contacted all key service suppliers, subcontractors, electronic commerce customers, and other customers to assess their compliance. The team determined that these key third parties had also taken appropriate steps to ensure compliance with year 2000 requirements.

The Company also had developed contingency plans in the event that either internal systems or systems of key outside parties were not compliant. Costs related to the year 2000 issue were expensed as incurred except for certain hardware and software acquisition costs which were considered capital expenditures. All costs related to the year 2000 issue have been funded through operating cash flows, and have not been material.

The Company has not experienced any business disruption due to year 2000 issues in the period from January 1, 2000 to date.


MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to hedge its exposure on converting cash balances maintained in French francs, German marks, Italian lira and Spanish pesetas into sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America, The Middle East, the Asia/Pacific region and direct European countries, the impact of customer mix on gross margins, the effect of increasing WD-40 selling prices on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, particularly in the Asia/Pacific region, the impact of the year 2000 issue, and legal proceedings.

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

PART II        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

  (a)             Exhibits.


         Exhibit No.       Description
         -----------       -----------
                           Certificate of Incorporation and Bylaws

              3 (a)        Certificate of Incorporation of WD-40 Company.

              3 (b)        Bylaws of WD-40 Company.


                           Material Contracts

              10 The form of Indemnity Agreement between the registrant and its executive officers and directors is incorporated herein by reference from the registrant's Proxy Statement filed by the registrant with the SEC on November 9, 1999 (Appendix D thereto.)


              27           Financial Data Schedule (electronic filing only)


  (b)             Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended November 30, 1999.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WD-40 COMPANY
                                            Registrant


                                    /s/ Thomas J. Tranchina
Date:  January 14, 2000             -----------------------------
                                    Thomas J. Tranchina
                                    Chief Financial Officer
                                    (Principal Financial Officer)