Form 10-Q
period 2000-02-29
WD 40 CO
filed 2000-04-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

20549

___________________________________

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2000
Commission File No. 0-6936-3

WD-40 COMPANY

(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1061 Cudahy Place, San Diego, California (Address of principal executive offices)	95-1797918 (I.R.S. Employer Identification Number) 92110 (Zip Code)

Registrant’s telephone number, including area code:   (619) 275-1400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X    No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Common Stock as of April 7, 2000                15,431,554

Part I Financial Information Item 1. Financial Statements

WD-40 Company Consolidated Condensed Balance Sheet Assets

	(unaudited) February 29, 2000	August 31, 1999
Current assets:
Cash and cash equivalents	$ 2,776,000	$ 9,935,000
Trade accounts receivable, less allowance for
cash discounts and doubtful accounts
of $866,000 and $710,000	31,203,000	28,646,000
Product held at contract packagers	1,351,000	1,868,000
Inventories	6,189,000	6,104,000
Other current assets	4,497,000	5,594,000

Total current assets	46,016,000	52,147,000
Property, plant, and equipment, net	4,553,000	3,861,000
Low income housing investments	3,279,000	3,312,000
Goodwill, net	29,609,000	30,792,000
Other assets	1,888,000	1,845,000

	$85,345,000	$91,957,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 9,887,000	$11,262,000
Accrued payroll and related expenses	1,871,000	3,328,000
Income taxes payable	4,173,000	3,311,000
Line of credit	3,774,000
Current portion of long-term debt	1,600,000	2,461,000

Total current liabilities	21,305,000	20,362,000
Long-term debt	10,320,000	14,065,000
Deferred employee benefits	1,433,000	1,356,000

	33,058,000	35,783,000
Shareholders’ equity:
Common stock, no par value, 36,000,000 shares
authorized -- shares issued and outstanding
of 15,431,554 and 15,603,146	10,062,000	10,143,000
Paid-in capital	509,000	509,000
Retained earnings	41,542,000	45,208,000
Accumulated other comprehensive income	174,000	314,000

Total shareholders’ equity	52,287,000	56,174,000

	$85,345,000	$91,957,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company Consolidated Condensed Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2000	February 28, 1999	February 29, 2000	February 28, 1999
Net sales	$ 42,602,000	$ 41,709,000	$ 74,784,000	$71,326,000
Cost of product sold	18,932,000	18,583,000	33,667,000	31,699,000

Gross profit	23,670,000	23,126,000	41,117,000	39,627,000

Operating expenses:
Selling, general & administrative	8,975,000	8,367,000	17,329,000	15,940,000
Advertising & sales promotions	3,758,000	3,817,000	7,363,000	6,883,000
Amortization	599,000	269,000	1,198,000	538,000

Income from operations	10,338,000	10,673,000	15,227,000	16,266,000

Other income (expense)
Interest income (expense), net	(160,000)	51,000	(365,000)	130,000
Other income (expense), net	29,000	(26,000)	(27,000)	135,000

Income before income taxes	10,207,000	10,698,000	14,835,000	16,531,000
Provision for income taxes	3,543,000	3,907,000	5,118,000	6,038,000

Net Income	$ 6,664,000	$ 6,791,000	$ 9,717,000	$10,493,000

Basic earnings per share	$ 0.43	$ 0.44	$ 0.63	$ 0.67

Diluted earnings per share	$ 0.43	$ 0.43	$ 0.63	$ 0.67

Basic common equivalent shares	15,497,831	15,597,704	15,522,132	15,597,225

Diluted common equivalent shares	15,499,356	15,662,081	15,526,207	15,649,355

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended
	February 29, 2000	February 28, 1999
Cash flows from operating activities:
Net income	$ 9,717,000	$ 10,493,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,700,000	968,000
Gain on sale of equipment	(11,000)
Deferred income taxes	16,000
Changes in assets and liabilities:
Trade accounts receivable	(2,718,000)	(7,266,000)
Product held at contract packagers	516,000	(391,000)
Inventories	(96,000)	46,000
Other assets	1,076,000	(404,000)
Accounts payable and accrued expenses	(2,794,000)	3,294,000
Income taxes payable	883,000	736,000
Long-term deferred employee benefits	78,000	152,000

Net cash provided by operating activities	8,367,000	7,628,000

Cash flows from investing activities:
Decrease in short-term investments		388,000
Proceeds from sale of equipment	73,000	43,000
Capital expenditures	(1,269,000)	(580,000)

Net cash used in investing activities	(1,196,000)	(149,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	47,000	420,000
Repurchase of common stock	(3,590,000)	(1,245,000)
Borrowings on line of credit, net	3,774,000
Repayment of long-term debt	(4,604,000)	(819,000)
Dividends paid	(9,921,000)	(9,977,000)

Net cash used in financing activities	(14,294,000)	(11,621,000)

Effect of exchange rate changes on cash
and cash equivalents	(36,000)	(60,000)

Decrease in cash and cash equivalents	(7,159,000)	(4,202,000)
Cash and cash equivalents at beginning of period	9,935,000	8,572,000

Cash and cash equivalents at end of period	$ 2,776,000	$ 4,370,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 29, 2000
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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 1999.

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

Earnings per Share

Common stock equivalents of 1,525 and 64,377 shares for the three months ended February 29, 2000 and February 28, 1999 were used to calculate diluted earnings per share. Common stock equivalents of 4,075 and 52,130 shares for the six months ended February 29, 2000 and February 28, 1999 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company’s stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended February 29, 2000 and February 28, 1999, 748,148 and 134,400 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the six months ended February 29, 2000 and February 28, 1999, 654,948 and 134,400 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

New Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133.” SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2001. The Company has not determined what impact, if any, the adoption of SFAS No. 133 will have on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain fiscal year 1999 balances have been reclassified to conform to fiscal year 2000 presentation.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME

WD-40 Company’s total comprehensive income was as follows:

	Three Months Ended
	February 29	February 28
	2000	1999
Net income	$ 6,664,000	$ 6,791,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(77,000)	(129,000)

Total comprehensive income	$ 6,587,000	$ 6,662,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

	Six Months Ended
	February 29	February 28
	2000	1999
Net income	$ 6,664,000	$ 6,791,000
Other comprehensive income (loss):
Foreign currency translation adjustments	(140,000)	(234,000)

Total comprehensive income	$ 9,577,000	$ 10,259,000

NOTE 4 -SELECTED FINANCIAL STATEMENT INFORMATION

	February 29, 2000	August 31, 1999
Inventories
Raw Materials	$ 830,000	$ 520,000
Finished Goods	5,359,000	5,584,000

	$6,189,000	$6,104,000

	February 29, 2000	August 31, 1999
Property, plant and equipment	$ 8,785,000	$ 7,744,000
Accumulated depreciation	(4,232,000)	(3,883,000)

	$ 4,553,000	$ 3,861,000

Goodwill	$ 34,991,000	$ 34,991,000
Accumulated amortization	(5,382,000)	(4,199,000)

	$ 29,609,000	$ 30,792,000

NOTE 5 -SUBSEQUENT EVENTS

On March 28, 2000, the Company’s Board of Directors declared a cash dividend of $.32 per share payable on April 28, 2000 to shareholders of record on April 12, 2000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 2000 COMPARED TO SECOND QUARTER OF FISCAL YEAR 1999

Net sales were $42.6 million in the quarter ended February 29, 2000 an increase of 2% from net sales of $41.7 million in the comparable prior year period. Sales for the Company’s three trading blocs are broken down as follows (in millions):

	Three months ended
	February 29, 2000		February 28, 1999

Americas	$29.4	69%	$29.5	71%
Europe	9.9	23%	9.6	23%
Asia Pacific	3.3	8%	2.6	6%

TOTAL	$42.6	100%	$41.7	100%

In the Americas region, sales for the second quarter ended February 29, 2000 were flat in comparison to the prior year period. Overall, Latin America sales increased 46%, while U.S. sales and Canada sales were down by 3% and 12% respectively in comparison to second quarter of the prior year. For the region, 83% of the sales in the first quarter came from the U.S., and 17% came from Canada and Latin America. This distribution reflects a change from the second quarter of fiscal 1999 in which 86% of the sales came from the U.S., and 14% came from Canada and Latin America. The increase in Latin America is due to strong sales of WD-40, which increased by 61% or $1million over the prior year quarter. While WD-40 sales increased significantly in Latin America, they lagged behind the prior year by 12% in both the U.S. and Canada. The fall-off in WD-40 sales can be attributed to the timing of promotions in the quarter. Most of the WD-40 shortfall in the U.S. was offset by Lava sales, which were $2.0 million in the quarter.

In Europe, second quarter sales were 4% higher than sales in the comparable period of fiscal 1999, primarily due to increased sales volume in Germany and the distributor markets.

In the Asia/Pacific region, total sales were up 26% over the prior year period. Sales have remained strong throughout the second quarter as the region continues to rebound from its recent economic troubles

Gross profit was $23.7 million, or 55.6% of sales in the second quarter, up from $23.1million, or 55.4% of sales in the comparable period last year. Changes in gross profit percentage from quarter to quarter are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company’s sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins. The Company raised the price of WD-40 in the U.S. effective 2/1/00, which should ease some of the pressure on gross profit and allow the percentage to remain near recent historical levels.

Selling, general, & administrative expenses for the quarter ended February 29, 2000 increased to $9.0 million from $8.4 million for the comparable prior year period. As a percentage of sales, SG&A increased slightly to 21.1% in the second quarter from 20.1% last year. The increase in SG&A is due primarily to the Company’s continued investment in people and systems in support of improving the efficiency and productivity of the supply chain.

Advertising and sales promotion expense remained at $3.8 million for both the second quarter of fiscal 2000 and fiscal 1999. Advertising and sales promotion as a percentage of sales decreased to 8.8% in the second quarter from 9.2% in the comparable prior year period. The decrease is primarily due to the timing of certain expenditures and promotions. For the year the Company still expects advertising and sales promotion to be in the historical range of about 10% of sales.

Amortization expense was $.6 million for the second quarter compared to $.3 million in the comparable period last year. The increased expense is due to the amortization of goodwill associated with the Lava acquisition.

Income from operations was $10.3 million, or 24.3% of sales in the second quarter, compared to $10.7 million, or 25.6% of sales in the second quarter of fiscal 1999. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the increases in SG&A and amortization costs.

The components of other income (expense) are shown below:

	For the three months ended
	February 29, 2000	February 28, 1999

Interest Income (Expense), net	($160,000)	$ 51,000
Foreign Currency (Losses)	(46,000)	(46,000)
Gain (Loss) on Disposal of PP&E	5,000	(1,000)
Other Income
	70,000	21,000

TOTAL	($131,000)	$ 25,000

The change in interest income (expense) net from $51,000 of income for the quarter ended February 28, 1999 to $160,000 of expense for the quarter ended February 29, 2000 is due to the interest costs associated with funds borrowed to finance the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange, primarily between European currencies, produced losses of $46,000 in the second quarters of both fiscal 2000 and fiscal 1999.

The Company’s effective tax rate for the second quarter of fiscal 2000 is 34.7% compared to 36.5% for the year ended August 31, 1999. The difference in the effective tax rates is due to different allocations of taxable income between taxing jurisdictions from year to year primarily as a result of operational changes within the U.S.

Net income was $6.7 million, or $.43 per share on a fully diluted basis for the second quarter of fiscal 2000, versus $6.8 million, or $.43 in the comparable period last year.

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1999

Net sales were $74.8 million in the six months ended February 29, 2000 an increase of 4.8% from net sales of $71.3 million in the comparable prior year period. Sales for the Company’s three trading blocs are broken down as follows (in millions):

	Six months ended
	February 29, 2000		February 28, 1999

The Americas	$50.4	67%	$47.4	67%
Europe	17.8	24%	18.7	26%
Asia Pacific	6.6	9%	5.2	7%

Total	$74.8	100%	$71.3	100%

In the Americas region, sales for the six months ended February 29, 2000 were up 6% over the prior year period. This increase is due to $4.0 million of Lava sales in the U.S., as well as increases in sales of WD-40 in Latin America and 3-IN-ONE in the U.S. Latin America WD-40 sales increased 37% and U.S. 3-IN-ONE sales increased 33% over the prior year period. Canada sales were down by 2% in comparison to the first six months of the prior year. While WD-40 sales increased significantly in Latin America, they lagged behind the prior year in both the U.S. and Canada, off 5% and 2% respectively. The fall-off in WD-40 sales can be attributed to the timing of promotions during the period.

In Europe, sales for the first six months were down 3% from the same period in the prior year due to sluggish sales in the first quarter. Second quarter sales in France and the Middle East were not enough to offset the slow first quarter sales in these regions.

In the Asia/Pacific region, total sales were up 28% over the first six months of the prior year. Strong sales during the last half of fiscal year 1999 have continued throughout the first six months of the year as the region continues to rebound from its recent economic troubles.

Gross profit was $41.1 million, or 55.0% of sales for the first six months, up from $39.6 million, or 55.6% of sales in the comparable period last year. While the gross profit percentage decreased slightly, it continues to remain strong. The Company’s continued emphasis on removing inefficiencies in the supply chain has helped to maintain margins. The price increase for WD-40 in the U.S. effective 2/1/00, is expected to further support the margin throughout the year.

Selling, general, & administrative expenses for the six months ended February 29, 2000 increased to $17.3 million from $15.9 million for the comparable prior year period. As a percentage of sales, SG&A increased slightly to 23.2% for the first six months from the 22.3% last year. The increase in SG&A is due to an increased investment in supply chain and information systems, restructuring of the sales force, and increased freight costs on shipments to customers.

Advertising and sales promotion expense rose slightly to $7.4 million for the first six months of fiscal 2000 from $6.9 million for same period of fiscal 1999. Advertising and sales promotion as a percentage of sales increased slightly to 9.8% for the six months ended February 29, 2000 from 9.7% in the comparable prior year period. The increase is primarily due to the timing of certain expenditures and promotions. For the year the Company expects advertising and sales promotion to be in the historical range of 10% of sales.

Amortization expense was $1.2 million for the first six months of fiscal 2000 compared to $.5 million in the comparable period last year. The increased expense is due to the amortization of goodwill associated with the Lava acquisition.

Income from operations was $15.2 million, or 20.4% of sales for the first six months of fiscal 2000, compared to $16.3 million, or 22.8% of sales for the comparable period of fiscal 1999. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the increases in SG&A and amortization costs.

The components of other income (expense) are shown below:

	For the six months ended
	February 29, 2000	February 28, 1999

Interest Income (Expense), net	($365,000)	$130,000
Foreign Currency Gains (Losses)	(110,000)	91,000
Gain on Disposal of PP&E	11,000	0
Other Income	72,000	44,000

TOTAL	($392,000)	$265,000

The change in interest income (expense) net from $130,000 of income for the six months ended February 28, 1999 to $365,000 of expense for the six months ended February 29, 2000 is due to the interest costs associated with the debt related to the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange produced losses of $110,000 for the first six months of fiscal 2000 compared to gains of $91,000 for the comparable prior year period.

The Company’s effective tax rate for the second quarter of fiscal 2000 is 34.5% compared to 36.5% for the year ended August 31, 1999. The difference in the effective tax rates is due to different allocations of taxable income between taxing jurisdictions from year to year primarily as a result of operational changes within the U.S.

Net income was $9.7 million, or $.63 per share on a fully diluted basis for the first six months of fiscal 2000, versus $10.5 million, or $.67 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.1 million from $9.9 million at the end of fiscal 1999 to $2.8 million at February 29, 2000. The Company used $3.6 million of its cash to acquire a portion of the outstanding common stock. Accounts receivable increased by $2.6 million from $28.6 million to $31.2 million due to the timing of sales promotions during the quarter. Normal fluctuations in the timing of purchases and payments resulted in a decrease of $2.8 million for accounts payable, accrued liabilities and payroll related expenses.

At February 29, 2000 working capital was $24.7 million, a decrease of $7.1 million from $31.8 million at the end of fiscal 1999. The current ratio of 2.2 at February 29, 2000 is slightly lower than the 2.6 at the end of fiscal 1999 primarily due to the Company’s use of cash to repurchase shares of its common stock. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. In fiscal 1999, the Company repurchased 53,620 shares of the Company’s common stock. During the first six month of fiscal 2000, the Company repurchased 174,536 shares of the Company’s common stock at a cost of $3.6 million.

The Company has an unsecured $20.0 million credit facility with Union Bank of California. The line is comprised of a $16.0 million term loan, which matures on May 1, 2006 and a $4.0 million revolving line of credit facility, which matures on April 30, 2001. At February 29, 2000, $11.9 million remained due under the term loan, with $3.8 million outstanding under the revolving line of credit.

The Company’s primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. In an effort to augment the growth of the business by leveraging its core competencies, the Company has announced that it is seeking to make an acquisition of one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and additional financing may be required to support the acquisition.

The Company spent $1.3 million for new capital assets during the first six months, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2000, the Company expects to spend approximately $2.2 million for new capital assets, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe.

YEAR 2000 ISSUE

The Company has not experienced any business disruption due to year 2000 issues in the period from January 1, 2000 to date.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company’s U.K. subsidiary utilizes forward contracts to hedge its exposure on converting cash balances maintained in French francs, German marks, Italian lira and Spanish pesetas into sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in Latin America, The Middle East, the Asia/Pacific region and direct European countries, the impact of customer mix on gross margins, the effect of increasing WD-40 selling prices on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, the impact of the year 2000 issue, and legal proceedings.

Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Further, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

PART II Other Information Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.                     Description

Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation of WD-40 Company is incorporated by reference from the Registrant’s Form 10-Q Quarterly Report filed November 14, 1999, Exhibit 3 (a) thereto.

3(b)	The Bylaws of WD-40 Company are incorporated by reference from the Registrant’s Form 10-Q Quarterly Report filed November 14, 1999, Exhibit 3 (b) thereto.

27	Financial Data Schedule (electronic filing only)

(b)	Reports on Form 8-K.

(1)	On December 15, 1999, the Registrant filed a Form 8-K to report the filing of a Certificate of Merger to complete a change in the Registrant’s state of incorporation from California to Delaware and to report an increase in the authorized number of shares of common stock from Eighteen Million (18,000,000) to Thirty-Six Million (36,000,000).

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 14, 2000
/s/ Thomas J. Tranchina Thomas J. Tranchina Chief Financial Officer (Principal Financial Officer)