Form 10-Q
period 2000-05-31
WD 40 CO
filed 2000-07-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2000
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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock as of July 7, 2000           15,433,654

Part I   Financial Information
Item 1. Financial Statements
                                  WD-40 Company
                      Consolidated Condensed Balance Sheet
                                     Assets

                                                                        (unaudited)
                                                                        May 31, 2000            August 31, 1999
                                                                        ------------            ---------------
Current assets:
     Cash and cash equivalents                                           $ 2,946,000               $ 9,935,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $890,000 and $710,000                                           26,197,000                28,646,000
     Product held at contract packagers                                    1,308,000                 1,868,000
     Inventories                                                           6,470,000                 6,104,000
     Other current assets                                                  4,665,000                 5,594,000
                                                                         -----------               -----------
         Total current assets                                             41,586,000                52,147,000

Property, plant, and equipment, net                                        4,711,000                 3,861,000
Low income housing investments                                             3,262,000                 3,312,000
Goodwill, net                                                             28,863,000                30,792,000
Other assets                                                               2,045,000                 1,845,000
                                                                         -----------               -----------

                                                                         $80,467,000               $91,957,000
                                                                         ===========               ===========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable and accrued liabilities                            $ 8,261,000               $11,262,000
     Accrued payroll and related expenses                                  2,570,000                 3,328,000
     Income taxes payable                                                  4,058,000                 3,311,000
     Line of credit                                                          767,000                        --
     Current portion of long-term debt                                     1,600,000                 2,461,000
                                                                         -----------               -----------
         Total current liabilities                                        17,256,000                20,362,000

Long-term debt                                                             9,936,000                14,065,000
Deferred employee benefits                                                 1,472,000                 1,356,000
                                                                         -----------               -----------
                                                                          28,664,000                35,783,000
Shareholders' equity:
     Common stock, no par value, 18,000,000 shares
       authorized -- shares issued and outstanding
       of 15,603,146                                                              --                10,143,000
     Common stock, $.001 par value, 36,000,000 shares
       authorized -- shares issued and outstanding
       of 15,433,654                                                          15,000                        --
     Paid-in capital                                                      10,599,000                   509,000
     Retained earnings                                                    41,509,000                45,208,000
     Accumulated other comprehensive income                                 (320,000)                  314,000
                                                                         -----------               -----------
         Total shareholders' equity                                       51,803,000                56,174,000
                                                                         -----------               -----------

                                                                         $80,467,000               $91,957,000
                                                                         ===========               ===========


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 Company
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                               Three Months Ended                        Nine Months Ended
                                                       ----------------------------------        ----------------------------------
                                                       May 31, 2000         May 31, 1999         May 31, 2000         May 31, 1999
                                                       -------------        -------------        -------------        -------------
Net sales                                              $  38,300,000        $  33,469,000        $ 113,084,000        $ 104,795,000
Cost of product sold                                      17,487,000           14,472,000           51,154,000           46,171,000
                                                       -------------        -------------        -------------        -------------

Gross profit                                              20,813,000           18,997,000           61,930,000           58,624,000
                                                       -------------        -------------        -------------        -------------

Operating expenses:

     Selling, general & administrative                     8,479,000            8,289,000           25,808,000           24,229,000
     Advertising & sales promotions                        4,073,000            2,989,000           11,436,000            9,872,000
     Amortization                                            597,000              379,000            1,795,000              917,000
                                                       -------------        -------------        -------------        -------------


Income from operations                                     7,664,000            7,340,000           22,891,000           23,606,000
                                                       -------------        -------------        -------------        -------------


Other income (expense):
     Interest income (expense), net                         (285,000)             103,000             (650,000)             233,000
     Other income (expense), net                             115,000             (168,000)              88,000              (33,000)
                                                       -------------        -------------        -------------        -------------


Income before income taxes                                 7,494,000            7,275,000           22,329,000           23,806,000
Provision for income taxes                                 2,589,000            2,651,000            7,707,000            8,689,000
                                                       -------------        -------------        -------------        -------------

Net Income                                             $   4,905,000        $   4,624,000        $  14,622,000        $  15,117,000
                                                       =============        =============        =============        =============


Basic earnings per share                               $        0.32        $        0.30        $        0.94        $        0.97
                                                       =============        =============        =============        =============

Diluted earnings per share                             $        0.32        $        0.30        $        0.94        $        0.97
                                                       =============        =============        =============        =============


Basic common equivalent shares                            15,432,708           15,599,552           15,491,771           15,598,009
                                                       =============        =============        =============        =============

Diluted common equivalent shares                          15,434,203           15,657,755           15,494,314           15,652,130
                                                       =============        =============        =============        =============


(See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 Company
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                          --------------------------------------
                                                                          May 31, 2000              May 31, 1999
                                                                          ------------              ------------
Cash flows from operating activities:

     Net income                                                           $ 14,622,000              $ 15,117,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                                       2,560,000                 1,576,000
         Loss on sale of equipment                                               7,000                    34,000
         Deferred income taxes                                                  28,000                   (16,000)

         Changes in assets and liabilities:
            Trade accounts receivable                                        1,838,000                 3,803,000
            Product held at contract packagers                                 560,000                   470,000
            Inventories                                                       (426,000)               (3,793,000)
            Other assets                                                       979,000                   384,000
            Accounts payable and accrued expenses                           (3,531,000)                 (118,000)
            Income taxes payable                                               794,000                (1,307,000)
            Long-term deferred employee benefits                               119,000                   189,000
                                                                          ------------              ------------
         Net cash provided by operating activities                          17,550,000                16,339,000
                                                                          ------------              ------------

Cash flows from investing activities:
     Decrease in short-term investments                                             --                 5,946,000
     Proceeds from sale of equipment                                           132,000                    58,000
     Business acquisition expenditures- Lava brand                                  --               (19,830,000)
     Capital expenditures                                                   (1,825,000)                 (701,000)
                                                                          ------------              ------------
         Net cash used in investing activities                              (1,693,000)              (14,527,000)
                                                                          ------------              ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     90,000                   633,000
     Repurchase of common stock                                             (3,590,000)               (1,245,000)
     Borrowings on line of credit, net                                         767,000                        --
     Repayment of long-term debt                                            (4,984,000)                 (824,000)
     Proceeds from issuance of long-term debt                                       --                16,000,000
     Dividends paid                                                        (14,859,000)              (14,969,000)
                                                                          ------------              ------------
         Net cash used in financing activities                             (22,576,000)                 (405,000)
                                                                          ------------              ------------

Effect of exchange rate changes on cash
     and cash equivalents                                                     (270,000)                 (149,000)
                                                                          ------------              ------------
(Decrease) increase in cash and cash equivalents                            (6,989,000)                1,258,000
Cash and cash equivalents at beginning of period                             9,935,000                 8,572,000
                                                                          ------------              ------------
Cash and cash equivalents at end of period                                $  2,946,000              $  9,830,000
                                                                          ============              ============


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  May 31, 2000
                                   (Unaudited)

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

Earnings per Share

Common stock equivalents of 1,495 and 58,203 shares for the three months ended May 31, 2000 and May 31, 1999 were used to calculate diluted earnings per share. Common stock equivalents of 2,543 and 54,121 shares for the nine months ended May 31, 2000 and May 31, 1999 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended May 31, 2000 and May 31, 1999, 745,148 and 132,600 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the nine months ended May 31, 2000 and May 31, 1999, 728,548 and 132,600 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

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

NOTE 3 - COMPREHENSIVE INCOME

WD-40 Company's total comprehensive income was as follows:

                                                               Three Months Ended
                                                    ---------------------------------------
                                                       May 31                     May 31
                                                    -----------                 -----------
                                                        2000                       1999
                                                    -----------                 -----------
Net income                                          $ 4,905,000                 $ 4,624,000
Other comprehensive income (loss):
  Foreign currency translation adjustments             (444,000)                    (21,000)
                                                    -----------                 -----------

Total comprehensive income                          $ 4,461,000                 $ 4,603,000
                                                    ===========                 ===========

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

                                                                Nine Months Ended
                                                    ----------------------------------------
                                                       May 31                     May 31
                                                    ------------                ------------
                                                        2000                        1999
                                                    ------------                ------------
Net income                                          $ 14,622,000                $ 15,117,000
Other comprehensive income (loss):
  Foreign currency translation adjustments              (584,000)                   (255,000)
                                                    ------------                ------------

Total comprehensive income                          $ 14,038,000                $ 14,862,000
                                                    ============                ============

NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION
                                                    May 31, 2000              August 31, 1999
                                                    ------------              ---------------
Inventories
  Raw materials                                     $    383,000                $    520,000
  Finished goods                                       6,087,000                   5,584,000
                                                    ------------                ------------
                                                    $  6,470,000                $  6,104,000
                                                    ============                ============


                                                    May 31, 2000              August 31, 1999
                                                    ------------              ---------------

Property, plant and equipment                       $  8,539,000                $  7,744,000
Accumulated depreciation                              (3,828,000)                 (3,883,000)
                                                    ------------                ------------
                                                    $  4,711,000                $  3,861,000
                                                    ============                ============


Goodwill                                            $ 34,770,000                $ 34,991,000
Accumulated amortization                              (5,907,000)                 (4,199,000)
                                                    ------------                ------------
                                                    $ 28,863,000                $ 30,792,000
                                                    ============                ============


NOTE 5 - SUBSEQUENT EVENTS

On June 27, 2000, the Company's Board of Directors declared a cash dividend of $.32 per share payable on July 31, 2000 to shareholders of record on July 11, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 2000 COMPARED TO THIRD QUARTER OF FISCAL YEAR 1999

Net sales were $38.3 million in the quarter ended May 31, 2000 an increase of 14% from net sales of $33.5 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):

                                                  Three months ended
                                         May 31, 2000            May 31, 1999
--------------------------------------------------------------------------------
Americas                              $  27.5       72%        $  21.2       63%
Europe                                    7.9       20%            8.9       27%
Asia Pacific                              2.9        8%            3.4       10%
--------------------------------------------------------------------------------
TOTAL                                 $  38.3      100 %       $  33.5      100%
--------------------------------------------------------------------------------

In the Americas region, sales for the third quarter ended May 31, 2000 increased 30% compared to the prior year period. U.S. sales increased 44%, while Latin America and Canada sales were down by 46% and 15%, respectively. For the region, 91% of the sales in the third quarter came from the U.S., 9% came from Canada and Latin America as compared to 82% and 18%, respectively for the same period of fiscal 1999. The increase in the U.S. was driven by Lava sales of $5.6 million for the quarter versus $600,000 for the comparable period of fiscal 1999. While the prior year period included only one month of Lava sales, much of the increase is attributable to expanded distribution channels for new Lava products. In addition, the U.S. benefited from increases in WD-40 and 3-IN-ONE sales of 16% and 36%, respectively. The increase in WD-40 sales can be attributed primarily to promotional timing. WD-40 sales in the U.S. also benefited from a February price increase. The increase in 3-IN-ONE is due to early customer acceptance of the new telescoping spout packaging, as well as new retail displays. The decrease in Latin America results from weaker sales of both WD-40 and 3-IN-ONE. While weaker Latin American sales of WD-40 were recorded in the quarter, year to date sales are up 8%.

In Europe, third quarter sales were 11% lower than sales in the comparable period of fiscal 1999, primarily due to lower sales volumes in the mature markets of the U.K. and the Middle East, which were down by 23% and 30%, respectively. The slowdown in these markets was somewhat mitigated by the strong sales in Germany, an increase of 22% over the prior year. Additionally, the distributor markets in Europe continued to show steady growth and were up 6% over the prior year.

In the Asia/Pacific region, total sales were off 14% from the prior year period. For the quarter, sales were down in Australia as well as in the Pacific Rim distributor markets. While the third quarter sales have fallen from the prior year due to promotional timing, they remain strong year to date.

Gross profit was $20.8 million, or 54.3% of sales in the third quarter, up from $19.0 million, or 56.8% of sales in the comparable period last year. The decline in gross margin is mostly due to the Americas margins which were adversely affected by the mix of products sold in the U.S., manufacturing and transportation cost increases, and discounting of the 3-IN-ONE Brand in some Latin American countries in response to competitive pressures.

Selling, general, & administrative expenses for the quarter ended May 31, 2000 increased to $8.5 million from $8.3 million for the comparable prior year period. The increase in SG&A results from the Company's continued investment in people and systems in support of improving the efficiency and productivity of the supply chain. As a percentage of sales, SG&A decreased to 22.1% in the third quarter from 24.8% last year.

Advertising and sales promotion expense increased to $4.1 million for the quarter ended May 31, 2000 from $3.0 million in the prior year period. Advertising and sales promotion as a percentage of sales increased to 10.6% in the second quarter from 8.9% in the comparable prior year period. The increase is primarily due to the timing of certain expenditures and promotions as well as increases for Lava advertising, which was minimal in the prior year period. For the year, the Company still expects advertising and sales promotion to be in the historical range of about 10% of sales. However, this percentage is expected to increase over the next few years as the Lava brand is introduced to new markets around the world.

Amortization  expense was $600,000 for the third quarter compared to $400,000 in
the  comparable   period  last  year.  The  increased  expense  is  due  to  the amortization of goodwill associated with the Lava acquisition.

Income from operations was $7.7 million, or 20.0% of sales in the third quarter, compared to $7.3 million, or 21.9% of sales in the third quarter of fiscal 1999. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the decrease in gross margins and the increases in advertising and sales promotion and amortization costs.

The components of other income (expense) are shown below:

--------------------------------------------------------------------------------
                                                    For the three months ended
                                                   May 31, 2000    May 31, 1999
--------------------------------------------------------------------------------
Interest Income (Expense), net                      ($285,000)        $ 103,000
Foreign Currency (Losses)                             130,000          (187,000)
(Loss) on Disposal of PP&E                            (18,000)          (34,000)
Other Income                                            3,000            53,000
                                             ----------------------------------
TOTAL                                               ($170,000)        ($ 65,000)
--------------------------------------------------------------------------------

The change in interest income (expense) net from $103,000 of income for the quarter ended May 31, 1999 to $285,000 of expense for the quarter ended May 31, 2000 is due to the interest costs associated with funds borrowed to finance the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange, primarily between European currencies, produced gains of $130,000 in the third quarter compared to losses of $187,000 in fiscal 1999.

The Company's effective tax rate for the third quarter of fiscal 2000 is 34.5% compared to 36.4% for the year ended August 31, 1999. The difference in the effective tax rates is due to different allocations of taxable income between taxing jurisdictions from year to year primarily as a result of operational changes within the U.S.

Net income was $4.9 million, or $.32 per share on a fully diluted basis for the third quarter of fiscal 2000, versus $4.6 million, or $.30 in the comparable period last year.

NINE MONTHS ENDED May 31, 2000 COMPARED TO NINE MONTHS ENDED MAY 31, 1999

Net sales were $113.1 million in the nine months ended May 31, 2000 an increase of 7.9% from net sales of $104.8 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):

                                             Nine months ended
                                     May 31, 2000            May 31, 1999
--------------------------------------------------------------------------------
     The Americas                 $   77.9      69%       $   66.7      66%
     Europe                           25.6      23%           27.5      26%
     Asia Pacific                      9.6       8%            8.6       8%
--------------------------------------------------------------------------------
         Total                    $  113.1     100%       $  104.8     100%
--------------------------------------------------------------------------------

In the Americas region, sales for the nine months ended May 31, 2000 were $77.9 million, up 13% over the prior year period. This increase is due to $9.6 million of Lava sales for fiscal 2000 compared to $0.6 million in the prior year, as well as increases in sales of WD-40 and 3-IN-ONE in the U.S. While Latin America WD-40 sales increased 8%, the 3-IN-ONE sales decrease of 63% left sales flat in comparison to the prior year. Canada sales were down by 6% in comparison to the first nine months of the prior year.

In Europe, sales for the first nine months were down 7% from the same period in the prior year primarily due to lower sales in the mature markets of the U.K. and the Middle East.

In the Asia/Pacific region, total sales were up 12% over the first nine months of the prior year. Strong sales during the last half of fiscal year 1999 have continued throughout the first nine months of the year as the region continues to rebound from its recent economic troubles.

Gross profit was $61.9 million, or 54.8% of sales for the first nine months, versus $58.6 million, or 55.9% of sales in the comparable period last year. The gross profit percentage decrease in the first nine months of fiscal 2000 compared to the prior year is primarily due to the same factors adversely affecting the Americas third quarter gross margin. The mix of products, manufacturing and transportation cost increases, and the discounting of 3-IN-ONE in parts of Latin America contributed to the lower margins experienced in the nine months ended May 31, 2000.

Selling, general, & administrative expenses for the nine months ended May 31, 2000 increased to $25.8 million from $24.2 million for the comparable prior year period. As a percentage of sales, SG&A decreased slightly to 22.8% for the first nine months from the 23.1% last year. The increase in SG&A is due to the Company's continued investment in people and systems to improve the flexibility and productivity of our supply chain.

Advertising and sales promotion expense rose to $11.4 million for the first nine months of fiscal 2000 from $9.9 million for the same period of fiscal 1999. Advertising and sales promotion as a percentage of sales increased to 10.1% for the nine months ended May 31, 2000 from 9.4% in the comparable prior year period.

The increase is primarily due to the timing of certain expenditures and promotions and the promotional activities for the Lava brand. Lava advertising and sales promotion increased from $50,000 in the first nine months of fiscal 1999 to $900,000 for the current year period. The Company expects the year's advertising and sales promotion expenses to be in the historical range of 10% of sales. This percentage is expected to increase over the next few years as the Lava brand is introduced to new markets around the world.


Amortization expense was $1.8 million for the first nine months of fiscal 2000 compared to $900,000 in the comparable period last year. The increased expense is due to the amortization of goodwill associated with the Lava acquisition.

Income from operations was $22.9 million, or 20.2% of sales for the first nine months of fiscal 2000, compared to $23.6 million, or 22.5% of sales for the comparable period of fiscal 1999. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the decrease in gross margin and the increases in advertising and sales promotion expense and amortization costs.

The components of other income (expense) are shown below:

--------------------------------------------------------------------------------
                                                     For the nine months ended
                                                    May 31, 2000    May 31, 1999
--------------------------------------------------------------------------------
Interest Income (Expense), net                       ($650,000)       $ 233,000
Foreign Currency Gains (Losses)                         20,000          (96,000)
(Loss) on Disposal of PP&E                              (7,000)         (34,000)
Other Income                                            75,000           97,000
                                                    ----------------------------
TOTAL                                                ($562,000)       $ 200,000
--------------------------------------------------------------------------------

The change in interest income (expense) net from $233,000 of income for the nine months ended May 31, 1999 to $650,000 of expense for the nine months ended May 31, 2000 is due to the interest costs incurred on the debt related to the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange produced gains of $20,000 for the first nine months of fiscal 2000 compared to losses of $96,000 for the comparable prior year period.

The Company's effective tax rate through the third quarter of fiscal 2000 is 34.5% compared to 36.5% for the year ended August 31, 1999. The difference in the effective tax rates is due to different allocations of taxable income between taxing jurisdictions from year to year primarily as a result of operational changes within the U.S.

Net income was $14.6 million, or $.94 per share on a fully diluted basis for the first nine months of fiscal 2000, versus $15.1 million, or $.97 in the comparable period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.0 million from $9.9 million at the end of fiscal 1999 to $2.9 million at May 31, 2000. The decline in cash is primarily due to the stock repurchases and loan repayments made during the year. For the nine months ended May 31, 2000, the Company used $3.6 million of its cash to acquire a portion of the outstanding common stock and used $4.2 million to pay down bank debt.

At May 31, 2000 working capital was $24.3 million, a decrease of $7.5 million from $31.8 million at the end of fiscal 1999. The current ratio of 2.4 at May 31, 2000 is slightly lower than the 2.6 at the end of fiscal 1999 primarily due to the Company's use of cash to repurchase shares of its common stock and to pay down bank debt. On September 30, 1998, the Company announced that its board of directors had authorized the Company to repurchase up to five percent of its then outstanding common shares. In fiscal 1999, the Company repurchased 53,620 shares of the Company's common stock. During the first nine months of fiscal 2000, the Company repurchased 174,536 shares of the Company's common stock at a cost of $3.6 million.

The Company has an unsecured $20.0 million credit facility with Union Bank of California. The line is comprised of a $16.0 million term loan, which matures on May 1, 2006 and a $4.0 million revolving line of credit facility, which matures on April 30, 2001. At May 31, 2000, $11.5 million remained due under the term loan, with $800,000 outstanding under the revolving line of credit.

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

The Company spent $1.8 million for new capital assets during the first nine months, primarily in the area of computer hardware and software, manufacturing equipment and vehicle replacements. In fiscal 2000, the Company expects to spend approximately $2.2 million for new capital assets, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe.


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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales growth in the U.S., Latin America, the U.K., the Middle East, the Asia/Pacific region and direct European countries, the impact of product mix, increased manufacturing and transportation costs, and the discounting of 3-IN-ONE in Latin America on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, the impact of the year 2000 issue, and legal proceedings.

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

PART II    Other Information

Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits.

     Exhibit No.           Description

                           Certificate of Incorporation and Bylaws

       3 (a) The Certificate of Incorporation of WD-40 Company is incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 1999, Exhibit 3 (a) thereto.

       3 (b)               The   Bylaws   of  WD-40   Company   are
                           incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 1999, Exhibit 3 (b) thereto.

       27                  Financial Data Schedule (electronic filing only)


(b)                 Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended May 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WD-40 COMPANY
                                   Registrant


Date:     July 14, 2000    /s/ Thomas J. Tranchina
                         -------------------------------
                           Thomas J. Tranchina
                           Chief Financial Officer
                           (Principal Financial Officer)