Form 10-K405
period 2000-08-31
WD 40 CO
filed 2000-10-25
CIK 105132

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
 -------------------------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                  Commission File No.
     August 31, 2000                                              0-6936-3
     ---------------                                              --------

                                  WD-40 COMPANY
               (Exact Name of Registrant as specified in Charter)

         Delaware                                             95-1797918
         --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1061 Cudahy Place, San Diego, California                        92110
----------------------------------------                        -----
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (619) 275-1400
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:  None
                 ----

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, $.001 par value
                 -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X .
          ---

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 13, 2000 was $305,358,000.

As of October 13, 2000 the Registrant had 15,434,304 shares of Common Stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the annual meeting of stockholders on December 12, 2000 is incorporated by reference into PART III, Items 10-12.

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

         The acquisition of the 3-IN-ONE Oil brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company has been using this distribution network to introduce the WD-40 brand to these markets and to add distribution channels to markets that have been previously established. This trend has caused a reduction in 3-IN-ONE sales in certain markets as sales of those products are replaced by sales of WD-40.

         In fiscal 1999, the Company acquired the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Lava brand is more than 100 years old and is well recognized by U.S. consumers. Because the characteristics of the Lava consumer are very similar to those of the WD-40 consumer, the Company feels that the strength of the WD-40 brand name will be an effective vehicle in promoting the growth of Lava in the U.S. In addition, the Company saw opportunities to develop the brand internationally and in distribution channels in which the brand has not yet been sold. In August 1999, the Company announced the introduction of several new products to augment the Lava product line, including the Lava Heavy-Duty Hand Cleaner Towel and several new sizes of the Lava Liquid Hand Soap. Also, during fiscal 2000, the Company announced plans for introducing the Lava brand into the U.K. market and the acquisition of the Solvol brand of heavy duty hand cleaners in Australia from Unilever Australia Ltd. during the first quarter of fiscal 2001.

         (b) Financial Information About Industry Segments.

         The Company operates in two markets - the manufacture and sale of multi-purpose lubricants and the manufacture and sale of heavy-duty hand cleaners. Both are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, and industrial distributors and suppliers.


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

         3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is a market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product's high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance. In fiscal 2000, the Company introduced the a patented new telescoping package for 3-IN-ONE that allows precise delivery of oil in tight, hard-to-reach places.

         The Company purchased the Lava brand of heavy-duty hand cleaners from Block Drug Company in April 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand was comprised of two sizes of bar soap and one size of liquid soap. In August 1999, the Company augmented the brand with the addition of the Lava Towel, a waterless hand cleaning towel and two new sizes of Liquid Lava. The Company's strategy in acquiring this brand was to first expand distribution in the U.S. and then begin to market Lava internationally. Prior to the Company's acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. The Company believes that the Lava brand, because of its heavy-duty characteristics, will have greater appeal to consumers who shop in other channels such as hardware, automotive and club stores. The Company intends to develop distribution in these channels where, with its WD-40 and 3-IN-ONE brands, it has considerable marketing experience. In addition, the Company has announced plans to market the Lava brand in the U.K. and Canada in fiscal 2001.

         WD-40 Company is subject to competition from many similar products which perform some or all of the functions of WD-40, 3-IN-ONE Oil and Lava. The Company is aware of many competing products, some of which sell for lower prices, however, the Company relies on the awareness of its brands among consumers and the value offered by those brands as perceived by consumers as its primary competitive strategy. Competition in international markets varies by country. The Company has no way of estimating the total size of the market or the proportion of the market held by the Company.

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

         Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials considered essential to the business. There are no environmental laws or regulations currently affecting capital expenditures. Recent focus on environmental regulations relating to VOCs (Volatile Organic Compounds) resulted in a change in the formulation of the WD-40 product whereby CO2 was chosen as the aerosol propellant in late 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to offset the increased cost. In the event of future increases in product cost, the Company may not be in a position to increase selling prices, and therefore an increase in costs could have an adverse effect on the Company's profitability.

         The Company has a patent pending, but relies primarily upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE Oil and Lava trademarks are registered in the United States and in various foreign countries.

         At August 31, 2000 the Company employed 184 people throughout the world: 105 by the United States parent corporation, 5 of which are based in the Malaysian sales office; 10 by the Company's Canadian subsidiary; 60 by the United Kingdom subsidiary, including 11 in Germany, 7 in France, 3 in Italy and 7 in Spain; 6 by the Australian subsidiary; and 3 by the Company's Manufacturing subsidiary. The majority of the Company's employees are engaged in sales and/or marketing activities.


         (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         The information required by this item is included in Note 5 - Business Segments and Foreign Operations, of the Company's consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts to hedge non-functional currency cash balances. With the continuing expansion of the Company's business in Asia, Latin America, Eastern Europe and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

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

         The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Miami, Florida; Northbrook, Illinois; Thousand Oaks, California, and Trevose, Pennsylvania. The Company leases approximately 1,800 square feet of office space for a sales office in Kuala Lumpur, Malaysia. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy. The Company believes that these properties should be sufficient to meet its needs for office and plant facilities for several years.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:


Name                       Age      Position
----                       ---      --------
Garry O. Ridge             44       President and Chief Executive Officer. Mr.
                                    Ridge joined the Company's Australian
                                    subsidiary, WD-40 Company (Australia) Pty.
                                    Limited, in 1987 as Managing Director and
                                    has held several senior management positions
                                    prior to his election as CEO in 1997.

Thomas J. Tranchina        52       Vice President Finance, Chief Financial
                                    Officer and Treasurer. Mr. Tranchina joined
                                    the Company in April, 1998. Prior to joining
                                    WD-40 Company, Mr. Tranchina held a variety
                                    of senior financial and operating positions
                                    for several companies, including eight years
                                    with Spectragraphics Corporation in San
                                    Diego, California.

Graham P. Milner           46       Senior Vice President, Sales and Marketing,
                                    The Americas. Mr. Milner joined the Company
                                    in 1992 as International Director, was
                                    appointed Vice President, Sales and
                                    Marketing, The Americas in March, 1997 and
                                    became Senior Vice President, The Americas,
                                    in April, 1998.

Michael L. Freeman         47       Vice President Operations, Chief Information
                                    Officer. Mr. Freeman joined the Company in
                                    1990 as Director of Marketing and was named
                                    Director of Operations in 1994. He was
                                    promoted to Vice President Administration
                                    and Chief Information Officer in December,
                                    1996.

Geoffrey J. Holdsworth     38       Managing Director, WD-40 Company (Australia)
                                    Pty. Limited. Mr. Holdsworth joined the
                                    Company's Australian subsidiary, WD-40
                                    Company (Australia) Pty. Limited, in 1996 as
                                    General Manager. Prior to joining WD-40
                                    Company, Mr. Holdsworth held sales
                                    management positions at Columbia Pelikan
                                    Pty. Ltd., Australia.

William B. Noble           42       Managing Director, WD-40 Company Ltd.
                                    (U.K.). Mr. Noble joined the Company's
                                    Australian subsidiary, WD-40 Company
                                    (Australia) Pty. Limited, in 1993 as
                                    International Marketing Manager for the Asia
                                    Region. He was appointed Managing Director,
                                    Europe in December, 1996.

Michael J. Irwin           37       Vice President Marketing, The Americas. Mr.
                                    Irwin joined the Company in May 1995 as
                                    Director of U.S. Marketing, and later served
                                    as Director of Marketing for The Americas.
                                    In April 1998 he was promoted to Vice
                                    President Marketing for The Americas.


         All executive officers hold office at the pleasure of the Board of Directors. In addition, Mr. Ridge and Mr. Tranchina, have employment agreements for three year terms ending August 1, 2002.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 2000, the approximate number of holders of record of the Company's common stock was 2,041. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's common stock for the periods indicated, as reported by Nasdaq.


                                                     SELECTED STOCK INFORMATION

                                     FISCAL 2000                                    FISCAL 1999
                        ---------------------------------------        --------------------------------------
                            HIGH         LOW        DIVIDEND              HIGH         LOW        DIVIDEND
                        ---------------------------------------        --------------------------------------
First Quarter              $24 23/32    $ 21 5/8      $ .32             $31  1/4      $20  1/2        $.32
Second Quarter              24            17 1/2        .32              31  1/8       22  7/8         .32
Third Quarter               22  9/16      17 1/2        .32              29            24  3/4         .32
Fourth Quarter              21   1/2      18            .32              27 9/16       24 3/16         .32


ITEM 6 - SELECTED FINANCIAL DATA

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for each of the two years in the period ending August 31, 2000:


                                                                                                   DILUTED
                                        NET                  GROSS                NET             EARNINGS
QUARTER ENDED:                         SALES                PROFIT              INCOME            PER SHARE
                                 -------------------   ------------------  ------------------  ----------------
November 30, 1998                     $  29,617,000         $ 16,501,000        $  3,702,000            $  .24
February 28, 1999                        41,709,000           23,126,000           6,791,000               .43
May 31, 1999                             33,469,000           18,997,000           4,624,000               .30
August 31, 1999                          41,553,000           23,166,000           6,948,000               .44
                                 -------------------   ------------------  ------------------  ----------------
                                      $ 146,348,000         $ 81,790,000        $ 22,065,000            $ 1.41
                                 ===================   ==================  ==================  ================


November 30, 1999                     $  32,182,000         $ 17,447,000        $  3,053,000            $  .20
February 29, 2000                        42,602,000           23,670,000           6,664,000               .43
May 31, 2000                             38,300,000           20,813,000           4,905,000               .32
August 31, 2000                          39,614,000           21,354,000           5,936,000               .38
                                 -------------------   ------------------  ------------------  ----------------
                                      $ 152,698,000         $ 83,284,000        $ 20,558,000            $ 1.33
                                 ===================   ==================  ==================  ================


         The following data has been derived from the Company's audited financial statements. The balance sheets at August 31, 2000 and 1999 and the related statements of income, of cash flows and of shareholders' equity of the Company for the three years ended August 31, 2000 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.


                                                             YEAR ENDED AUGUST 31,

                                     2000             1999            1998            1997            1996
 Net sales                         $ 152,698,000   $ 146,348,000   $ 144,397,000   $ 137,893,000   $ 130,912,000
 Cost of product sold                 69,414,000      64,558,000      62,984,000      59,286,000      57,925,000
                              -----------------------------------------------------------------------------------
 Gross profit                         83,284,000      81,790,000      81,413,000      78,607,000      72,987,000

 Operating expenses                   51,661,000      47,846,000      47,253,000      43,959,000      40,311,000
 Interest and other income
 (expense), net                         (495,000)        256,000          96,000      (1,288,000)        736,000
                              -----------------------------------------------------------------------------------

 Income before income taxes           31,128,000      34,200,000      34,256,000      33,360,000      33,412,000
 Provision for income taxes           10,570,000      12,135,000      12,368,000      11,997,000      12,115,000
                              -----------------------------------------------------------------------------------
 Net Income                        $  20,558,000   $  22,065,000   $  21,888,000   $  21,363,000   $  21,297,000
                              ===================================================================================

 Earnings per share (diluted)      $        1.33   $        1.41   $        1.40   $        1.37   $        1.38

 Dividends per share               $        1.28   $        1.28   $        1.28   $        1.25   $        1.24

 Total assets                      $  84,950,000   $  91,957,000   $  70,945,000   $  65,418,000   $  61,658,000

 Number of employees                         184             177             167             165             149



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $152.7 million in fiscal 2000, $146.3 million in 1999 and $144.4 million in 1998, representing increases over the prior year of 4.3% in fiscal 2000 and 1.4% in fiscal 1999. Sales for the Company's three trading blocs are broken down as follows ($ in millions):


----------------------------------------------------------------------------------------------------------
                                 2000                        1999                        1998
                      ------------------------------------------------------------------------------------
          Americas        $104.5         68%         $ 96.9          66%         $ 98.6          68%
           Europe           34.3         23%           37.3          26%           34.9          24%
        Asia/Pacific        13.9          9%           12.1           8%           10.9           8%
----------------------------------------------------------------------------------------------------------
           TOTAL          $152.7        100%         $146.3         100%         $144.4         100%
----------------------------------------------------------------------------------------------------------


In the Americas region, sales increased in 2000 by 7.7% from $96.9 million in fiscal 1999 to $104.5 million in fiscal 2000. The increase in sales is primarily due to Lava sales in the U.S., which were $11.1 million for the year, higher than the level of sales achieved by Block Drug when the brand was purchased in April of 1999. Sales of Lava products accounted for $3.5 million in sales within the U.S. during the last four months of fiscal 1999. In the region, sales of WD-40 increased by 1% over the prior year with sales increases in Latin America and Canada of 5% and 2%, respectively, while sales in the U.S. were unchanged. Sales of 3-IN-ONE in The Americas remained flat compared to the prior year. In the U.S., 3-IN-ONE sales increased by 26% primarily due to both new retail displays and the introduction of the new telescoping package. 3-IN-ONE sales in Canada increased by 10%, but sales in Latin America decreased by 68%. This decrease was primarily the result of competition from lower-priced locally-produced products. To counter this competition, the Company has entered into licensing agreements with local Latin American manufacturers/distributors in key countries for the local production of 3-IN-ONE. Local manufacture of 3-IN-ONE will allow a more competitive pricing structure because all manufacturing costs will be based on local currency. Latin American sales are expected to remain at these lower levels as royalty revenue from licensing replaces sales revenue in these markets. In the region, 86% of the sales in 2000 came from the U.S., and 14% from Canada and Latin America. This reflects a change in sales from 1999 and 1998 when 84% of the sales came from the U.S., and 16% from Canada and Latin America. As the U.S. and Canada are both mature and well-developed markets for the WD-40 brand, near-term growth in the region should come primarily from sales of the Lava brand of heavy-duty hand cleaner products which the Company acquired in April 1999.

Within the European region, sales declined by 7.9% to $34.3 million in fiscal 2000 after growth of 6.9% from 1998 to 1999 and 8.4% from 1997 to 1998. The decline in the region's sales for fiscal 2000 is in part due to the weakness of the Euro and the British pound against the dollar. Sales in local currencies were considerably better year to year. In spite of the currency translation issues, Germany managed 10% growth in dollars and 26% in local currency. Sales from the U.K., which is a mature and well-established market for the Company's products, accounted for 33% of the region's sales in 2000, down from 34% in 1999 and 37% in 1998. The principal European countries where the Company sells through a direct sales force - France, Germany, Spain and Italy together accounted for 31% of the region's sales in 2000 and 1999, up from 27% in 1998. The Company expects the majority of its growth in Europe to come from these four countries during the coming fiscal year.

In the Asia/Pacific region, sales grew by 15% from 1999 to 2000 after growing by 11% from 1998 to 1999. Of the sales in the region, 18% were from Australia in 2000, down from 21% in 1999 and 22% in 1998. The Company expects continued growth in sales from this region in the coming year. During 2000, sales in the Asia/Pacific region have passed the levels achieved prior to the Asian economic and political crisis which severely impacted the economies of several countries in the region in 1998.

Gross profit was $83.3 million, or 54.5% of sales in fiscal 2000, $81.8 million, or 55.9% in 1999 and $81.4 million, or 56.4% in 1998. Changes in gross profit percentage from year to year are due primarily to changes in average selling prices arising from changes in both the mix of products sold and the mix of customers and trade channels in which the products are sold. In addition, the Company has begun to experience increases in the cost of certain raw materials as a result of the worldwide increase in oil prices. Due to the consolidation of companies in the retailing industry, increasing portions of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

A breakdown of gross profit and gross profit percentage by trading bloc by year follows:


----------------------- ----------------------- ------------------------ -----------------------
                                    2000                    1999                     1998
Americas                     $56.7       54.3%       $53.8        55.5%       $55.8       56.6%
Europe                        19.9       58.1%        22.0        58.9%        20.0       57.5%
Asia/Pacific                   6.7       47.7%         6.0        49.7%         5.6       50.7%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------
Total                        $83.3       54.5%       $81.8        55.9%       $81.4       56.4%
----------------------- ----------- ----------- ----------- ------------ ----------- -----------


Selling, general, & administrative expenses were $34.1 million in fiscal 2000, or 22.3% of sales compared to $32.4 million in fiscal 1999, or 22.1% of sales and $31.1 million or 21.5% of sales in 1998. The increase in SG&A expenses in 2000 and in 1999 is due primarily to continued investment in employee related expenses, supply chain restructuring, and information systems required to support future growth. In addition, FY 2000 also had increased freight and warehousing costs associated with Lava inventories.

Advertising and sales promotion expense was $15.2 million, or 10.0% of sales in 2000, $14.0 million, or 9.5% of sales in 1999 and $14.8 million, or 10.3% of sales in 1998. While the change in advertising and sales promotion as a percentage of sales has not been significant over the three years and reflects historical levels, the Company expects next year's advertising and promotion expenses to be a greater percentage of sales. The expected increase will result primarily from the introduction of the Lava brand to new markets around the world. Greater spending in mature markets continues to be needed to support the changing mix in the Company's customer base towards fewer but larger customers with greater purchasing power. Supporting these larger customers requires additional spending in customer-specific marketing and promotional programs.

Amortization expense was $2.4 million for fiscal 2000, up $.9 million from $1.5 million in 1999 and $1.3 million in 1998. The increase is due to the amortization of goodwill attributable to the purchase of the Lava brand in April 1999. Amortization expense also includes amortization of goodwill attributable to the purchase of the 3-IN-ONE brand in December 1995.

Income from operations was $31.6 million or 20.7% of sales in 2000, $33.9 million, or 23.2% of sales in 1999 and $34.2 million, or 23.7% of sales in 1998. The decline in income from operations as a percentage of sales from 1999 to 2000 was due to the items discussed above, namely the lower gross profit percentage and higher SG&A, advertising and sales promotion and amortization expenses.

Other income (expense) was ($495,000) in fiscal 2000, $256,000 in fiscal 1999 and $96,000 in 1998. The components of other income (expense) are shown below:


-------------------------------------------------------------------------------------------------------
                                                  2000                   1999               1998
                                           ------------------------------------------------------------
Interest (expense) income, net                    $  (662,000)        $  38,000          $ 551,000
Foreign currency losses                               (23,000)          (67,000)           (41,000)
Gain (loss) on disposal of property and
equipment                                              13,000            30,000           (392,000)
Other income (expense)                                177,000           255,000            (22,000)
-------------------------------------------------------------------------------------------------------
TOTAL                                             $  (495,000)        $ 256,000          $  96,000
-------------------------------------------------------------------------------------------------------


The increase in interest expense in fiscal 2000 compared to 1999 and the decrease in interest income from 1998 to 1999 are due to the acquisition of the Lava brand. As a result of this acquisition, the Company used cash on hand resulting in less cash invested while borrowing funds and incurring higher interest costs. Foreign currency exchange produced a net loss of $23,000 in fiscal 2000, a loss of $67,000 in fiscal 1999 and a loss of $41,000 in 1998. Exchange losses have been limited due to programs put in place, particularly in the UK, to better manage currency conversion. The loss on disposal of property, plant and equipment in 1998 was due largely to a decision to convert company owned vehicles in the U.S. to leased vehicles and was partially offset by lower depreciation expense. Other income in 2000 includes $57,000 in insurance dividends from key man life insurance policies and $99,000 in increased cash surrender value from key man life insurance policies.

The provision for income taxes was 34.0% of taxable income in fiscal 2000, $35.5% in 1999, and 36.0% in 1998. The declining income tax rate over the past three fiscal years is due to tax savings arising from a recent restructuring of the Company's operations, which was intended to improve efficiency and visibility in the manufacture of the Company's products.

Net income was $20.6 million or $1.33 per share on a fully diluted basis in 2000 down from $22.1 million, or $1.41 per share on a fully diluted basis in 1999 and $21.9 million, or $1.40 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $9.7 million at the end of fiscal 1999 to $2.6 million at the end of fiscal 2000. This decrease in cash resources is primarily attributable to stock repurchases and loan repayments made during the year. During fiscal 2000, the Company used $3.6 million of its cash to acquire approximately 175,000 shares of its outstanding common stock and used $5.3 million to pay down debt. The stock repurchases were made pursuant to a plan authorized by the Board of Directors allowing management to acquire up to five percent of the outstanding shares from time to time in the open market subject to available cash flow and market conditions.

At August 31, 2000, working capital was $25.1 million, a decrease of $6.7 million from $31.8 million at the end of 1999 and the current ratio of 2.2 at August 31, 2000 is down from 2.6 at August 31, 1999. These decreases are largely due to the stock repurchases and loan repayments discussed above. Additionally, part of the reduction in working capital is due to the Company's acquisition of capital assets.

The Company has an unsecured credit facility with a bank. The credit facility consists of a term loan, which matures on May 1, 2006 and a $6.0 million revolving line of credit, which matures on April 30, 2001. At August 31, 2000, $11.1 million remained due under the term loan, and $2.8 million in borrowings were outstanding under the revolving line of credit.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends. However, in an effort to augment the growth of the existing business by leveraging its core competencies, the Company has announced that it is seeking to acquire one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and additional outside financing may be required to support the acquisition.

The Company spent $2.2 million for new capital assets during fiscal 2000, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe. In fiscal 2001, the Company expects to spend approximately $1.5 million for new capital assets, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to hedge its exposure on converting cash balances maintained in French francs, German deutschmarks, Italian lira and Spanish pesetas into sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the impact of local production of 3-IN-ONE on competitive pricing in Latin America, the reduced sales levels of 3-IN-ONE as royalty revenue replaces sales in certain Latin American countries, the growth expectations of the Lava brand, the rate of sales growth in direct European countries, the rate of sales growth in the Asia/Pacific region, the impact of customer mix and raw material costs on gross margins, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, expected increases in Advertising and Promotion expenses, the appeal of the Lava brand to consumers in trade channels other than grocery and drug stores, and legal proceedings.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements at August 31, 2000 and 1999 and for each of the three years in the period ended August 31, 2000, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages i through xvi.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the captions "Security Ownership of Directors and Executive Officers," "Nominees for Election as Directors," "Compensation, Committees and Meetings of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Shareholders, December 12, 2000 (the "Proxy Statement"), which information is incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Proxy Statement under the headings "Principal Security Holders" and "Security Ownership of Directors and Executive Officers."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                                             Page
                                                                                                             ----
         (a)      Documents filed as part of this report
         (1)      Report of Independent Accountants                                                            i
                  Consolidated Balance Sheet at August 31, 2000 and 1999                                      ii
                  Consolidated Statement of Income for Fiscal 2000, 1999 and 1998                            iii
                  Consolidated Statement of Shareholders' Equity for Fiscal 2000, 1999
                    and 1998                                                                                  iv
                  Consolidated Statement of Cash Flows for Fiscal 2000, 1999 and 1998                          v
                    Notes to Consolidated Financial Statements                                                vi
         (2)      Financial Statement Schedule for Fiscal 2000, 1999 and 1998
                  Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves                 xvii


                  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)        Exhibits


Exhibit No.       Description
-----------       -----------
                  Articles of Incorporation and By-Laws.

    3(a) The Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000,
                  Exhibit 3(a) thereto.

    3(b) The By-Laws are incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.


                  Material contracts.

                  Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(g) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to
                  ITEM 14(c)).


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

   10(d)          The Employment Agreement between WD-40 Company and Garry O.
                  Ridge dated August 2, 1999 is incorporated by reference from the Registrant's Form 10-K Annual Report filed November 23,
                  1999, Exhibit 10(d) thereto.

   10(e)          The Employment Agreement between WD-40 Company and Thomas J.
                  Tranchina dated August 2, 1999 is incorporated by reference from the Registrant's Form 10-K Annual Report filed November
                  23, 1999, Exhibit 10(e) thereto.

   10(f) The form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated herein by reference from the Registrant's Proxy Statement filed on November 9, 1999 (Appendix D thereto).

   10(g)          1999 Non-Employee Director Restricted Stock Plan dated
                  February 5, 1999 and Amendment thereto dated June 27, 2000.

   10(h)          The Asset Purchase Agreement between Block Drug Company, Inc.
                  and WD-40 Company dated March 25, 1999 is incorporated by reference from the Registrant's Form 10-K Annual Report filed
                  November 23, 1999, Exhibit 10(f) thereto.


   21             Subsidiaries of the Registrant.

   23             Consent of Independent Accountants.

   27             Financial Data Schedule (electronic filing only).

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended August 31, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WD-40 COMPANY
                                          Registrant


                                          By  /s/ Thomas J. Tranchina
                                             --------------------------------
                                             Thomas J. Tranchina
                                               Vice President Finance
                                               Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)
                                             Date  10/20/00
                                                   ------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          /s/  GARRY O. RIDGE
                                          ------------------------------------
                                          GARRY O. RIDGE
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)
                                          Date  10/20/00
                                                --------


                                          /s/  HARLAN F. HARMSEN
                                          ------------------------------------
                                          HARLAN F. HARMSEN, Director
                                          Date  10/20/00
                                                --------


                                          /s/  MARIO L. CRIVELLO
                                          ------------------------------------
                                          MARIO L. CRIVELLO, Director
                                          Date  10/20/00
                                                --------


                                          /s/ JACK L. HECKEL
                                          ------------------------------------
                                          JACK L. HECKEL, Director
                                          Date  10/20/00
                                                --------

                                          /s/  GARY L. LUICK
                                          ------------------------------------
                                          GARY L. LUICK, Director
                                          Date  10/19/00
                                                --------


                                          /s/  GERALD C. SCHLEIF
                                          ------------------------------------
                                          GERALD C. SCHLEIF, Director
                                          Date  10/19/00
                                                --------


                                          /s/  EDWARD J. WALSH
                                          ------------------------------------
                                          EDWARD J. WALSH, Director
                                          Date  10/20/00
                                                --------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of WD-40 Company


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

San Diego, California
October 1, 2000

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                       2000             1999
ASSETS
Current assets
    Cash and cash equivalents                                                    $    2,619,000   $     9,741,000
    Short-term investments                                                                    -           194,000
    Trade accounts receivable, less allowance for cash discounts
      and doubtful accounts of $662,000 and $710,000                                 29,544,000        28,646,000
    Product held at contract packagers                                                1,377,000         1,868,000
    Inventories                                                                       7,000,000         6,104,000
    Other current assets                                                              5,822,000         5,594,000
                                                                                 ---------------  ----------------

           Total current assets                                                      46,362,000        52,147,000

Property, plant and equipment, net                                                    4,835,000         3,861,000
Low income housing investment                                                         3,246,000         3,312,000
Goodwill, net                                                                        28,254,000        30,792,000
Other assets                                                                          2,253,000         1,845,000
                                                                                 ---------------  ----------------

                                                                                 $   84,950,000   $    91,957,000
                                                                                 ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities                                     $   11,335,000   $    11,262,000
    Accrued payroll and related expenses                                              3,394,000         3,328,000
    Income taxes payable                                                              2,021,000         3,311,000
    Line of credit                                                                    2,757,000                 -
    Current portion of long-term debt                                                 1,740,000         2,461,000
                                                                                 ---------------  ----------------

           Total current liabilities                                                 21,247,000        20,362,000

Long-term debt                                                                        9,531,000        14,065,000
Deferred employee benefits                                                            1,380,000         1,356,000
                                                                                 ---------------  ----------------

           Total long-term liabilities                                               10,911,000        15,421,000

Commitments and contingencies (Note 13)

Shareholders' equity
    Common stock, no par value, 18,000,000 shares authorized -
      15,603,146 shares issued and outstanding                                                -        10,143,000
    Common stock, $.001 par value, 36,000,000 shares authorized -
      15,434,304 shares issued and outstanding                                           15,000                 -
    Paid-in capital                                                                  10,612,000           509,000
    Retained earnings                                                                42,507,000        45,208,000
    Accumulated other comprehensive income                                             (342,000)          314,000
                                                                                 ---------------  ----------------

           Total shareholders' equity                                                52,792,000        56,174,000
                                                                                 ---------------  ----------------

                                                                                 $   84,950,000   $    91,957,000
                                                                                 ===============  ================



   The accompanying notes are an integral part of these financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                2000               1999               1998
Net sales                                                $    152,698,000   $    146,348,000   $    144,397,000
Cost of product sold                                           69,414,000         64,558,000         62,984,000
                                                         -----------------  -----------------  -----------------

           Gross profit                                        83,284,000         81,790,000         81,413,000
                                                         -----------------  -----------------  -----------------

Operating expenses
    Selling, general and administrative                        34,067,000         32,362,000         31,098,000
    Advertising and sales promotion                            15,204,000         13,969,000         14,811,000
    Amortization expense                                        2,390,000          1,515,000          1,344,000
                                                         -----------------  -----------------  -----------------

                                                               51,661,000         47,846,000         47,253,000
                                                         -----------------  -----------------  -----------------

Income from operations                                         31,623,000         33,944,000         34,160,000

Interest income (expense), net                                   (662,000)            38,000            551,000
Other income (expense), net                                       167,000            218,000           (455,000)
                                                         -----------------  -----------------  -----------------

Income before income taxes                                     31,128,000         34,200,000         34,256,000
Provision for income taxes                                     10,570,000         12,135,000         12,368,000
                                                         -----------------  -----------------  -----------------

Net income                                               $     20,558,000   $     22,065,000   $     21,888,000
                                                         =================  =================  =================

Earnings per common share
    Basic                                                $           1.33   $           1.41   $           1.40
                                                         =================  =================  =================

    Diluted                                              $           1.33   $           1.41   $           1.40
                                                         =================  =================  =================

Common equivalent shares
    Basic                                                      15,477,250         15,599,501         15,604,160
                                                         =================  =================  =================

    Diluted                                                    15,479,437         15,652,004         15,664,119
                                                         =================  =================  =================


   The accompanying notes are an integral part of these financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                COMMON STOCK
                                                         -------------------------------      PAID-IN           RETAINED
                                                            SHARES           AMOUNT           CAPITAL           EARNINGS
Balance at September 1, 1997                                15,561,942    $   8,459,000      $    321,000      $ 42,403,000


    Issuance of common stock upon exercise of options          119,856        2,640,000
    Exchange of common stock upon exercise of options          (48,490)      (1,419,000)
    Cash dividends                                                                                              (19,973,000)
    Equity adjustment from foreign currency translation,
      net
    Net income                                                                                                   21,888,000
                                                         --------------  ---------------   ---------------   ---------------

Balance at August 31, 1998                                  15,633,308        9,680,000           321,000        44,318,000


    Issuance of common stock upon exercise of options           24,448          525,000
    Issuance of restricted common stock                            750           20,000
    Exchange of common stock upon exercise of options           (1,740)         (48,000)
    Stock repurchased                                          (53,620)         (34,000)                         (1,212,000)
    Tax benefit on exercise of stock options                                                      188,000
    Cash dividends                                                                                              (19,963,000)
    Equity adjustment from foreign currency translation,
      net
    Net income                                                                                                   22,065,000
                                                         --------------  ---------------   ---------------   ---------------

Balance at August 31, 1999                                  15,603,146       10,143,000           509,000        45,208,000



    Issuance of common stock upon exercise of options            2,944           47,000
    Stock repurchased                                         (174,536)        (129,000)                         (3,462,000)
    Recapitalization (Note 1)                                               (10,046,000)       10,046,000
    Issuance of restricted common stock                          2,750                             57,000
    Cash dividends                                                                                              (19,797,000)
    Equity adjustment from foreign currency translation,
      net
    Net income                                                                                                   20,558,000
                                                         --------------  ---------------   ---------------   ---------------

Balance at August 31, 2000                                  15,434,304    $      15,000      $ 10,612,000      $ 42,507,000
                                                         ==============  ===============   ===============   ===============



                                                               ACCUMULATED                         CURRENT
                                                                 OTHER                               YEAR'S
                                                              COMPREHENSIVE                     COMPREHENSIVE
                                                                 INCOME           TOTAL             INCOME
Balance at September 1, 1997                                      $ 157,000      $ 51,340,000      $ 21,698,000
                                                                                                 ===============

    Issuance of common stock upon exercise of options                               2,640,000
    Exchange of common stock upon exercise of options                              (1,419,000)
    Cash dividends                                                                (19,973,000)
    Equity adjustment from foreign currency translation,
      net                                                           522,000           522,000        $  522,000
    Net income                                                                     21,888,000        21,888,000
                                                               -------------  ----------------   ---------------

Balance at August 31, 1998                                          679,000        54,998,000      $ 22,410,000
                                                                                                 ===============

    Issuance of common stock upon exercise of options                                 525,000
    Issuance of restricted common stock                                                20,000
    Exchange of common stock upon exercise of options                                 (48,000)
    Stock repurchased                                                              (1,246,000)
    Tax benefit on exercise of stock options                                          188,000
    Cash dividends                                                                (19,963,000)
    Equity adjustment from foreign currency translation,
      net                                                          (365,000)         (365,000)     $   (365,000)
    Net income                                                                     22,065,000        22,065,000
                                                               -------------  ----------------   ---------------

Balance at August 31, 1999                                          314,000        56,174,000      $ 21,700,000
                                                                                                 ===============


    Issuance of common stock upon exercise of options                                  47,000
    Stock repurchased                                                              (3,591,000)
    Recapitalization (Note 1)                                                               -
    Issuance of restricted common stock                                                57,000
    Cash dividends                                                                (19,797,000)
    Equity adjustment from foreign currency translation,
      net                                                          (656,000)         (656,000)     $   (656,000)
    Net income                                                                     20,558,000        20,558,000
                                                               -------------  ----------------   ---------------

Balance at August 31, 2000                                        $(342,000)     $ 52,792,000      $ 19,902,000
                                                               =============  ================   ===============

   The accompanying notes are an integral part of these financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                    2000              1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $ 20,558,000      $ 22,065,000      $ 21,888,000
    Adjustments to reconcile net income to
      net cash provided by operating activities
        Depreciation and amortization                              3,409,000         2,422,000         2,161,000
        (Gain) loss on sale of equipment                             (13,000)          (12,000)          392,000
        Deferred income tax expense (benefit)                         63,000           (58,000)         (305,000)
        Tax benefit from exercise of stock options                         -           188,000                 -
        Non-cash compensation                                              -            20,000                 -
        Changes in assets and liabilities
           Trade accounts receivable                              (1,852,000)       (1,863,000)       (4,406,000)
           Product held at contract packagers                        491,000            62,000            94,000
           Inventories                                            (1,017,000)         (815,000)        1,668,000
           Other assets                                             (312,000)         (956,000)         (365,000)
           Accounts payable and accrued expenses                     515,000         4,471,000           913,000
           Income taxes payable                                   (1,214,000)           93,000         1,551,000
           Long-term deferred employee benefits                       26,000           232,000            85,000
                                                             ----------------  ----------------  ----------------

             Net cash provided by operating activities            20,654,000        25,849,000        23,676,000
                                                             ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in short-term investments                    194,000         5,899,000        (6,093,000)
    Assets of business acquired                                            -       (23,283,000)                -
    Proceeds from sale of equipment                                  166,000           127,000           624,000
    Capital expenditures                                          (2,233,000)       (1,308,000)       (1,271,000)
                                                             ----------------  ----------------  ----------------

             Net cash used in investing activities                (1,873,000)      (18,565,000)       (6,740,000)
                                                             ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                           104,000           477,000         1,221,000
    Stock repurchase                                              (3,591,000)       (1,246,000)                -
    Proceeds from issuance of long-term debt                               -        16,000,000                 -
    Borowings on line of credit, net                               2,757,000                 -                 -
    Repayments of long-term debt                                  (5,255,000)       (1,229,000)         (669,000)
    Dividends paid                                               (19,797,000)      (19,963,000)      (19,973,000)
                                                             ----------------  ----------------  ----------------

             Net cash used in financing activities               (25,782,000)       (5,961,000)      (19,421,000)
                                                             ----------------  ----------------  ----------------

Effect of exchange rate changes on cash                             (121,000)         (154,000)          189,000
                                                             ----------------  ----------------  ----------------

Increase (decrease) in cash and cash equivalents                  (7,122,000)        1,169,000        (2,296,000)

Cash and cash equivalents at beginning of year                     9,741,000         8,572,000        10,868,000
                                                             ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                        $  2,619,000      $  9,741,000      $  8,572,000
                                                             ================  ================  ================

NON-CASH INVESTING AND FINANCING ACTIVITIES
    Exchange of common stock upon exercise of options           $          -      $     48,000      $  1,419,000
                                                             ================  ================  ================


   The accompanying notes are an integral part of these financial statements.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, WD-40 Manufacturing Company, WD-40 Products (Canada) Ltd., WD-40 Company Ltd. (U.K.), and WD-40 Company (Australia) Pty. Ltd. All significant intercompany transactions and balances have been eliminated.

         FINANCIAL STATEMENT PRESENTATION
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         PRODUCT HELD AT CONTRACT PACKAGERS
         Product held at contract packagers represents inventory held at United States, Australian, and Canadian contract packagers underlying their obligation to pay the Company for the inventory acquired.

         These contract packagers will continue to package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company's customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale of the inventory until such inventory is shipped to customers.

         INVENTORIES
         Inventories are stated at the lower of average cost or market. The inventory balance primarily represents hand cleaning products owned by WD-40 Company (U.S.), lubricant inventory owned by WD-40 Company Ltd. (U.K.) and concentrate owned by WD-40 Manufacturing Company (U.S.) and WD-40 Company (U.S.).

         PROPERTY, PLANT AND EQUIPMENT
         Property, plant, and equipment is stated at cost. Depreciation has been computed principally using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles and three to ten years for furniture and fixtures.

         Upon the disposition of an asset, its accumulated depreciation is deducted from the original cost, and any gain or loss is reflected in current earnings.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         At August 31, 2000, the carrying amounts of the Company's other financial instruments, include cash equivalents, trade receivables, accounts payable, forward foreign currency exchange contracts and long-term debt. The carrying amounts of these instruments approximate fair value because of their short maturities and variable interest rates. Management believes that the estimated fair value of the Company's low income housing investment approximates its carrying value at August 31, 2000.

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

         COMPREHENSIVE INCOME
         The Company discloses all components of comprehensive income in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. The foreign currency translation adjustments are reported net of the effect of income tax expense (benefit) of $(377,000), $(201,000) and $295,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


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

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
         The accounts of the Company's foreign subsidiaries have been translated into United States dollars at appropriate rates of exchange. Cumulative translation gains or losses are recorded as accumulated other comprehensive income in shareholders' equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction losses were $23,000, $67,000 and $41,000 for the years ended August 31, 2000, 1999 and 1998, respectively.

         During 2000, the Company entered into forward foreign currency exchange rate contracts to hedge cash balances denominated in various currencies held by one of its wholly owned foreign subsidiaries, WD-40 Company Ltd. (U.K.). Realized and unrealized gains and losses on these contracts are recorded in income. The effect of this practice is to minimize variability in the Company's operating results arising from foreign exchange rate movements. The Company does not engage in foreign currency speculation. These foreign exchange contracts do not subject the Company to significant risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the balances being hedged. The Company does not purchase contracts which exceed the amount of the balances being hedged. At August 31, 2000, the Company had approximately $927,654 of foreign exchange contracts outstanding, which mature starting in September 2000 and continue to mature through January 2001. The amount of net realized and unrealized gains on the foreign exchange contracts was not material during the year ended August 31, 2000.

         STOCK-BASED COMPENSATION
         The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company is presenting pro forma disclosures of net income and earnings per share, as if the fair value method had been applied in measuring compensation expenses (Note 8).

         SEGMENT INFORMATION
         The Company discloses certain information about the Company's operating segments, products, geographical areas in which it operates and its major customers (Note 5).

         NEW PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133 AND SFAS NO. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. The Company will be required to adopt this standard during the year ending August 31, 2001. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


         RECAPITALIZATION
         In December 1999, the Company filed a Certificate of Merger with the Secretary of State of Delaware to change the Company's state of incorporation from California to Delaware as authorized by the shareholders of the Company. The Company's common stock now has a par value of $0.001 per share.

         The Company's shareholders also approved an increase in the authorized number of shares of common stock from eighteen million (18,000,000) to thirty-six million (36,000,000).

         RECLASSIFICATIONS
         Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

2.       ACQUISITION

         On April 30, 1999, the Company acquired all of the worldwide trademarks and other intangible assets of the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Company paid cash in the amount of $19,000,000 for the Lava brand, including intangible assets. In addition, the Company incurred $724,000 in transaction costs related to the acquisition and paid $3,453,000 for inventory. To finance the transactions, the Company borrowed $16,000,000 from a commercial bank and used cash from the liquidation of short-term investments for the balance.

3.       SHORT-TERM INVESTMENTS

         The cost of the Company's investment portfolio by type of security is as follows:


                                                     2000               1999
             Type of Security
                  Other securities              $           -      $      194,000
                                                ---------------    ----------------


         The realized gain on disposal of securities in 2000, as well as the unrealized gain on investments as of August 31, 2000, was not material.

4.       SELECTED FINANCIAL STATEMENT INFORMATION


                                                     2000               1999
             Inventories
                  Raw materials                 $     575,000      $      520,000
                  Finished goods                    6,425,000           5,584,000
                                                ---------------    ----------------

                                                $   7,000,000      $    6,104,000
                                                ---------------    ----------------


WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------



                                                                             2000               1999
             Property, Plant and Equipment, Net
                  Land                                                  $     254,000      $      254,000
                  Buildings and improvements                                2,239,000           2,209,000
                  Furniture and fixtures                                    4,303,000           3,570,000
                  Machinery, equipment and vehicles                         2,009,000           1,711,000
                                                                        ---------------    ----------------

                                                                            8,805,000           7,744,000
                  Less accumulated depreciation                            (3,970,000)         (3,883,000)
                                                                        ---------------    ----------------

                                                                        $   4,835,000      $    3,861,000
                                                                        ===============    ================


         Depreciation expense for the years ended August 31, 2000, 1999 and 1998 was $1,020,000, $907,000 and $817,000, respectively.


                                                                             2000               1999
             Goodwill, net
                  Goodwill                                              $   34,724,000     $   34,991,000
                  Accumulated amortization                                  (6,470,000)        (4,199,000)
                                                                        ---------------    ----------------

                                                                        $   28,254,000     $   30,792,000
                                                                        ===============    ================


5.       BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         The accounting policies of the segments are the same as those described in the SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Note 1). Segment data does not include intersegment revenues, or charges allocating corporate-headquarters costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location.

         The table below presents information about reported segments for the years ended August 31:


                                             THE                                    ASIA-
                                           AMERICAS             EUROPE             PACIFIC              TOTAL
        2000
           Net sales                    $  104,440,000      $   34,340,000     $   13,918,000      $  152,698,000
           Operating income                 20,063,000           7,146,000          4,414,000          31,623,000
           Total assets                     68,944,000          15,228,000            778,000          84,950,000

        1999
           Net sales                        96,954,000          37,293,000         12,101,000          146,348,000
           Operating income                 20,848,000           9,482,000          3,614,000           33,944,000
           Total assets                     74,744,000          16,409,000            804,000           91,957,000

        1998
           Net sales                        98,566,000          34,885,000         10,946,000          144,397,000
           Operating income                 22,906,000           8,084,000          3,170,000           34,160,000
           Total assets                     55,580,000          14,666,000            699,000           70,945,000


WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------



                                                                                    SALES
                                                            --------------------------------------------------------
                                                                  2000               1999                 1998
        PRODUCT LINE INFORMATION
           Lubricants                                       $  141,527,000     $  142,836,000      $  144,397,000
           Hand cleaning products                               11,171,000          3,512,000                   -
                                                            ---------------    ----------------    -----------------

                                                            $  152,698,000     $  146,348,000      $  144,397,000
                                                            ===============    ================    =================

        GEOGRAPHICAL INFORMATION
           United States                                    $   89,353,000     $   81,796,000      $   83,139,000
           International                                        63,345,000         64,552,000          61,258,000
                                                            ---------------    ----------------    -----------------

                                                            $  152,698,000     $  146,348,000      $  144,397,000
                                                            ===============    ================    =================

                                                                               LONG-LIVED ASSETS
                                                            --------------------------------------------------------
                                                                  2000               1999                 1998

        GEOGRAPHICAL INFORMATION
           United States                                    $   35,339,000     $   36,203,000      $   17,800,000
           International                                         3,249,000          3,607,000           3,379,000
                                                            ---------------    ----------------    -----------------

                                                            $   38,588,000     $   39,810,000      $   21,179,000
                                                            ===============    ================    =================


6.       EARNINGS PER COMMON SHARE

         The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2000, 1999 and 1998.


                                                               NET                                 PER SHARE
                                                             INCOME              SHARES             AMOUNT
             2000
                  Net income                             $  20,558,000
                  Basic EPS                                                     15,477,250           $1.33
                  Dilutive securities                                                2,187
                                                                             ----------------

                  Diluted EPS                                                   15,479,437           $1.33
                                                                             ================

             1999
                  Net income                             $  22,065,000
                  Basic EPS                                                     15,599,501           $1.41
                  Dilutive securities                                               52,503
                                                                             ----------------

                  Diluted EPS                                                   15,642,004           $1.41
                                                                             ================


             1998
                  Net income                             $  21,888,000
                  Basic EPS                                                     15,604,160           $1.40
                  Dilutive securities                                               59,959
                                                                             ----------------

                  Diluted EPS                                                   15,664,119           $1.40
                                                                             ================


WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


         For the years ended August 31, 2000, 1999 and 1998, 706,734, 134,114 and 137,400 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.


7.       INCOME TAXES

         The provision for income taxes includes the following:


                                                                          YEAR ENDED AUGUST 31,
                                                              2000                1999               1998
             CURRENT TAX PROVISION
                  United States                         $     7,540,000      $    8,188,000     $    7,911,000
                  State                                         890,000           1,510,000          1,964,000
                  Foreign                                     1,929,000           2,650,000          2,798,000
                                                        -----------------    ---------------    ----------------

                      Total current                          10,359,000          12,348,000         12,673,000
                                                        -----------------    ---------------    ----------------

             DEFERRED TAX PROVISION (BENEFIT)
                  United States                         $       211,000            (156,000)          (343,000)
                  Foreign                                             -             (57,000)            38,000
                                                        -----------------    ---------------    ----------------

                      Total deferred                            211,000            (213,000)          (305,000)
                                                        -----------------    ---------------    ----------------

                                                        $    10,570,000      $   12,135,000     $   12,368,000
                                                        =================    ===============    ================


         Deferred tax assets included in other current assets are comprised of the following:


                                                                                    YEAR ENDED AUGUST 31,
                                                                                   2000               1999
             Accrued employee benefits                                       $     401,000      $      422,000
             State income taxes                                                    177,000             221,000
             Reserves and allowances                                               633,000             604,000
                                                                             ----------------   ----------------

                                                                             $   1,211,000      $    1,247,000
                                                                             ================   ================


         Long-term deferred tax assets and (liabilities) included in other assets are comprised of the following:


                                                                                          August 31,
                                                                                   2000               1999
             Depreciation                                                    $    (207,000)     $     (161,000)
             Deferred compensation                                                 565,000             557,000
             Investment in low income housing                                     (305,000)           (168,000)
                                                                             ----------------   ----------------

                                                                             $      53,000      $      228,000
                                                                             ================   ================


WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


         Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:


                                                                         Year Ended August 31,
                                                              2000                1999               1998
             Amount computed at U.S. statutory
                  federal tax rate                      $    10,895,000      $   11,970,000     $   11,990,000
             State income taxes, net of federal
                  benefit                                       841,000           1,445,000          1,257,000
             Affordable housing credits                        (739,000)           (738,000)          (717,000)
             Other                                             (427,000)           (542,000)          (162,000)
                                                        -----------------    ---------------    ----------------

                                                        $    10,570,000      $   12,135,000     $   12,368,000
                                                        =================    ===============    ================


         Income taxes paid during the years ended August 31, 2000, 1999 and 1998 amounted to $9,721,381, $10,563,000 and $11,638,000, respectively.


8.       STOCK OPTIONS

         Under the Company's current stock option plan, the Board of Directors may grant officers and key employees options to purchase up to 1,480,000 shares of the Company's common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options are generally exercisable one year after grant and may not be granted for terms in excess of ten years. At August 31, 2000, options for 472,182 shares were exercisable, and options for 370,491 shares were available for future grants.

         A summary of the changes in options outstanding under the Company's stock option plan during the three years ended August 31, 2000 is as follows:


                                                                           OPTIONS             OPTION PRICE
                                                                         OUTSTANDING             PER SHARE
             Balance at August 31, 1997                                       375,050         $15.44 - $23.75
                  Granted                                                     147,800             $31.75
                  Exercised                                                  (119,856)        $16.13 - $23.75
                  Canceled                                                    (26,157)        $17.13 - $31.75
                                                                        ---------------     --------------------

             Balance at August 31, 1998                                       376,837         $15.44 - $31.75
                  Granted                                                     165,999             $23.06
                  Exercised                                                   (24,448)        $15.94 - $23.75
                  Canceled                                                     (4,792)        $23.06 - $31.75
                                                                        ---------------     --------------------

             Balance at August 31, 1999                                       513,596         $15.44 - $31.75
                  Granted                                                     247,600             $23.50
                  Exercised                                                    (2,944)            $15.94
                  Canceled                                                    (22,400)        $23.06 - $31.75
                                                                        ---------------     --------------------

             Balance at August 31, 2000                                       735,852         $15.44 - $31.75
                                                                        ===============     ====================


         The following table summarizes information concerning outstanding and exercisable options as of August 31, 2000:

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------



                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              ----------------------------------------------------     ----------------------------
                                                    WEIGHTED-          WEIGHTED-                          WEIGHTED-
           RANGE OF                                  AVERAGE            AVERAGE                            AVERAGE
           EXERCISE               NUMBER            REMAINING          EXERCISE           NUMBER          EXERCISE
            PRICES             OUTSTANDING         LIFE (YEARS)          PRICE         EXERCISABLE          PRICE
       $15.44 - $21.25              100,304            4.00             $20.61             100,304         $20.61
       $23.00 - $31.75              635,548            7.76             $25.06             371,878         $25.86
                              ---------------      -------------     -------------     -------------     ------------

                                    735,852            7.25             $24.45             472,182         $24.74
                              ===============                                          =============


         If the Company had elected to recognize compensation expense for its stock option plan using the fair value method, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below.


                                                                         YEAR ENDED AUGUST 31,
                                                              2000                1999               1998
             NET INCOME
                  As reported                           $    20,558,000      $    22,065,000    $    21,888,000
                  Pro forma                                  19,729,000           21,651,000         21,561,000

             DILUTED EARNINGS PER SHARE
                  As reported                           $          1.33      $          1.41    $          1.40
                  Pro forma                             $          1.27      $          1.38    $          1.38


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended August 31, 2000, 1999 and 1998: expected volatility ranging from 17% to 37.5%, risk-free interest rate ranging from 4.62% to 5.96%, an average expected life of three years and a dividend yield of 5.6%. The weighted average fair value of stock options granted during the years ended August 31, 2000, 1999 and 1998 was $5.71, $3.65 and $3.23 per share, respectively.

9.       COMMON STOCK

         The Company has a stock repurchase plan authorized by the Board of Directors for management to acquire up to 5% of the outstanding common stock from time to time in the open market subject to available cash flow and market conditions. The Company repurchased 174,536 shares of common stock for $3,591,000 during the year ended August 31, 2000.


10.      EMPLOYEE BENEFIT PLANS

         The Company has a combined WD-40 Company Money Purchase Pension Plan and Trust and WD-40 Company Profit Sharing Plan (the "Plans") for the benefit of its regular full-time employees who meet certain criteria. The Plans provide for annual contributions into a trust to the extent of 10% of covered employee compensation for the WD-40 Company Money Purchase Pension Plan and Trust and as approved by the Board of Directors for the WD-40 Company Profit Sharing Plan and Trust, but which may not exceed the amount deductible for income tax purposes. The Plans may be amended or discontinued at any time by the Company. Contributions charged to income under the Plans in the years ended August 31, 2000, 1999 and 1998 totaled $1,491,000, $1,211,000 and
         $1,376,000 respectively.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


         The Company has a WD-40 Company 401(k) Plan and Trust whereby regular full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to 50% or more of the compensation deferred by employees, but not in excess of the amount deductible for income tax purposes. Company contributions to the trust are invested in the Company's common stock. The Plan may be amended or discontinued at any time by the Company. Company contribution expense during the years ended August 31, 2000, 1999 and 1998 was approximately $182,000, $161,000 and $123,000, respectively.

         The Company has agreed to provide fixed retirement benefits to certain of its key executives. The Company's gross liability related to these agreements approximates $5,138,000, of which $1,510,000, representing the present value of these obligations to employees for service through August 31, 2000, has been accrued.

         The Company has life insurance policies on certain of its key executives. As of August 31, 2000, the aggregate cash surrender value of these policies is $1,700,017, which is included in other assets. Keyman life insurance premiums paid by the Company during the years ended August 31, 2000, 1999 and 1998 were $35,000, $35,000 and $30,000, respectively.

         In February 1999, the Board of Directors adopted a Non-Employee Director Restricted Stock Plan to provide for the issuance of restricted common stock of the Company to each non-employee member of the Board of Directors in lieu of $5,000 of cash compensation. The issuance of shares in lieu of cash compensation is mandatory for any director who does not hold shares of the Company having a fair market value of at least $50,000 and optional for all other directors. The shares do not become vested for resale for a period of five years, except in the event of death or retirement from the Board of Directors.

         In March 2000, the Board of Directors increased the number of restricted shares to be issued from 250 to 350. The Board of Directors also further amended the Plan in June 2000 to permit each Director to elect, at such Director's option, to receive 1,000 shares of the restricted Company stock in lieu of a full year's compensation. At August 31, 2000, the Company had 3,500 shares of restricted stock outstanding.

11.      LOW INCOME HOUSING INVESTMENT AND RELATED DEBT

         On August 31, 1993 and December 13, 1994, the Company purchased partnership units in an affordable housing tax credit fund for $3,000,000 and $2,000,000, respectively. The Company's decision to invest in the fund was due to the favorable tax credits that are available over the investment period of 15 years, subject to certain tax restrictions. The investment is accounted for at historical cost, amortized on a straight line basis over 15 years with an estimated salvage value of $2,750,000. Amortization expense during the years ended August 31, 2000, 1999 and 1998 were $66,000, $66,000 and
         $333,000, respectively.

         The Company entered into seven-year promissory notes to fund its investments in the affordable housing tax credit fund. Each note is secured by the corresponding investment and bears interest at 7.0%. In January 2000, the Company paid off the promissory notes. Interest paid during the years ended August 31, 2000, 1999 and 1998 was $62,000, $126,000 and $173,000, respectively.

12.      DEBT

         In March 1999, the Company obtained a revolving loan with a commercial bank which expires on April 30, 2002. In July 2000, the loan was amended to increase the amount that may be borrowed under the terms of the loan from up to $4,000,000 to up to $6,000,000 at the bank's reference rate (8.22% at August 31, 2000) or LIBOR plus 1.25%. The agreement requires the Company to maintain minimum income levels and meet certain other restrictive covenants. Borrowings at August 31, 2000 were $2,757,000.

WD-40 COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


         In March 1999, the Company obtained a term loan with a commercial bank which expires on May 1, 2006. The Company has borrowed $16,000,000 under the term loan at either the bank's reference rate (8.47% at August 31, 2000) or LIBOR plus 1.50%. During the year ended August 31, 2000, the Company paid $954,000 of interest incurred under the term loan. The term loan is payable in monthly principal installments of $133,000, plus interest. Principal payments in the amount of $1,600,000 will be due under the term loan for each of the years ending August 31, 2001 through 2005 and principal in the amount of $3,066,667 will be due thereafter. The agreement requires the Company to maintain minimum income levels and meet certain other restrictive covenants.


13.      COMMITMENTS AND CONTINGENCIES

         The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

         The Company was committed under certain noncancelable operating leases at August 31, 2000 which provide for the following future minimum lease payments: 2001, $290,000; 2002, $130,000; 2003, $19,000. Rent expense for the years ended August 31, 2000, 1999 and 1998 was $768,000, $564,000 and $267,000, respectively.


14.      SUBSEQUENT EVENTS

         On September 26, 2000, the Company declared a cash dividend of $.32 per share payable on October 30, 2000 to shareholders of record on October 13, 2000.

         On September 26, 2000, the Company granted 420,600 stock options to purchase shares of the Company's common stock.

         On October 1, 2000, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaner for $1.1 million from Unilever Australia Ltd.

                                  WD-40 COMPANY

           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                     ADDITIONS
                           BALANCE AT                CHARGED TO                              BALANCE
                           BEGINNING                 COSTS AND                               AT END OF
                           OF PERIOD                 EXPENSES          DEDUCTIONS*           PERIOD
         Reserve for bad debts and sales discounts:

      Year ended
      August 31, 1998      $  495,000                $  1,647,000      $  1,557,000          $  585,000
                           ==========                ============      ============          ==========

      Year ended
      August 31, 1999      $  585,000                $  1,422,000      $  1,169,000          $  838,000
                           ==========                ============      ============          ==========

      Year ended
      August 31, 2000      $  838,000                $  1,534,000      $  1,659,000          $  713,000
                           ==========                ============      ============          ==========


         * Write-off of doubtful accounts and sales discounts taken.

INDEX TO EXHIBITS


                                                                                                           Incorporated
                                                                                                           By Reference
No.               Exhibit                                                                                      Page
---               -------                                                                                      ----
3(a)          Restated Articles of Incorporation                                                                13

3(b)          Certificate of Amendment of Restated Articles of Incorporation                                    13

3(c)          Restated By-Laws                                                                                  13

10(a)         WD-40 Company Supplemental Death Benefit Plan                                                     13

10(b)         WD-40 Company Supplemental Retirement Benefit Plan                                                13

10(c)         Second Amendment and Restatement,  WD-40 Company 1990
              Incentive Stock Option Plan                                                                       13

10(d)         Employment Agreement between WD-40 Company and Garry O. Ridge                                     13
              dated  August 2, 1999

10(e)         Employment Agreement between WD-40 Company and Thomas J.                                          13
              Tranchina dated  August 2, 1999

10(f)         Indemnity Agreement between the Registrant and its executive officers                             13
              and directors

10(g)         1999 Non-Employee Director Restricted Stock Plan dated February 5, 2000 and Amendment thereto dated June 27, 2000

10(h)         Asset Purchase Agreement between Block Drug Company, Inc. and                                     13
              WD-40 Company dated March 25, 1999


21            Subsidiaries of the Registrant

23            Consent of Independent Accountants

27            Financial Data Schedule (electronic filing only)