Form 10-Q
period 2000-11-30
WD 40 CO
filed 2001-01-16
CIK 105132

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549

                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended November 30, 2000
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
                                                     Yes    X      No
                                                         --------     -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of Jan 5, 2001          15,434,304

PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 WD-40 COMPANY
                       CONSOLIDATED CONDENSED BALANCE SHEET
                                    ASSETS


                                                                        (Unaudited)
                                                                      November 30, 2000         August 31, 2000
                                                                      -----------------         ---------------
Current assets:
     Cash and cash equivalents                                        $     2,840,000           $     2,619,000
     Trade accounts receivable, less allowance for
       cash discounts and doubtful accounts
       of $608,000 and $662,000                                            22,218,000                29,544,000
     Product held at contract packagers                                     1,236,000                 1,377,000
     Inventories                                                            8,265,000                 7,000,000
     Other current assets                                                   4,906,000                 5,822,000
                                                                      ----------------          ----------------
         Total current assets                                              39,465,000                46,362,000

Property, plant, and equipment, net                                         4,819,000                 4,835,000
Low income housing investments                                              3,229,000                 3,246,000
Goodwill, net                                                              28,765,000                28,254,000
Other assets                                                                3,470,000                 2,253,000
                                                                      ----------------          ----------------

                                                                      $    79,748,000           $    84,950,000
                                                                      ================          ================


                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                         $   10,384,000            $    11,475,000
     Accrued payroll and related expenses                                  1,994,000                  3,394,000
     Income taxes payable                                                  3,008,000                  2,021,000
     Line of credit                                                        1,892,000                  2,757,000
     Current portion of long-term debt                                     1,600,000                  1,600,000
                                                                      ---------------          -----------------
         Total current liabilities                                        18,878,000                 21,247,000

Long-term debt                                                             9,120,000                  9,531,000
Deferred employee benefits                                                 1,409,000                  1,380,000
Other long-term liabilities                                                  675,000                          -
                                                                      ---------------          -----------------
                                                                          30,082,000                 32,158,000

Commitments and Contingencies (Note 2)

Shareholders' equity:
     Common stock, $.001 par value, 36,000,000 shares
       authorized -- shares issued and outstanding of 15,434,304              15,000                     15,000
     Paid-in capital                                                      10,612,000                 10,612,000
     Retained earnings                                                    39,995,000                 42,507,000
     Accumulated other comprehensive income                                (956,000)                  (342,000)
                                                                      ---------------          -----------------
         Total shareholders' equity                                       49,666,000                 52,792,000
                                                                      ---------------          -----------------

                                                                      $   79,748,000           $     84,950,000
                                                                      ===============          =================


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        Three Months Ended
                                           ------------------------------------------
                                             November 30, 2000      November 30,1999
                                           --------------------  --------------------

Net sales                                  $        29,142,000   $        32,182,000
Cost of product sold                                12,408,000            14,735,000
                                           --------------------  --------------------

Gross profit                                        16,734,000            17,447,000
                                           --------------------  --------------------

Operating expenses:

     Selling, general & administrative               8,466,000             8,354,000
     Advertising & sales promotions                  3,791,000             3,605,000
     Amortization                                      607,000               599,000
                                           --------------------  --------------------


Income from operations                               3,870,000             4,889,000
                                           --------------------  --------------------


Other income (expense)
     Interest income (expense), net                   (269,000)             (205,000)
     Other income (expense), net                        77,000               (56,000)
                                           --------------------  --------------------

Income before income taxes                           3,678,000             4,628,000
Provision for income taxes                           1,251,000             1,575,000
                                           --------------------  --------------------
Net Income                                 $         2,427,000   $         3,053,000
                                           ====================  ====================
Basic earnings per share                   $              0.16   $              0.20
                                           ====================  ====================
Diluted earnings per share                 $              0.16   $              0.20
                                           ====================  ====================
Basic common equivalent shares                      15,434,304            15,570,449
                                           ====================  ====================
Diluted common equivalent shares                    15,436,610            15,583,977
                                           ====================  ====================


    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                 ------------------------------------
                                                                 November 30, 2000  November 30, 1999
                                                                 -----------------  -----------------
Cash flows from operating activities:

     Net income                                                  $      2,427,000   $    3,053,000
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                                    861,000          842,000
         Loss(Gain) on sale of equipment                                    1,000           (6,000)
         Deferred income taxes                                            (23,000)         (12,000)

         Changes in assets and liabilities:
            Trade accounts receivable                                   7,073,000        6,198,000
            Product held at contract packagers                            141,000          632,000
            Inventories                                                (1,305,000)        (190,000)
            Other assets                                                  894,000        1,252,000
            Accounts payable and accrued expenses                      (3,861,000)      (3,554,000)
            Income taxes payable                                          989,000          150,000
            Other liabilities                                             675,000                -
            Long-term deferred employee benefits                           32,000           39,000
                                                                 -----------------  ---------------
         Net cash provided by operating activities                      7,904,000        8,404,000
                                                                 -----------------  ---------------

Cash flows from investing activities:
     Decrease in short-term investments                                         -          157,000
     Proceeds from sale of equipment                                       28,000           48,000
     Acquisition of business                                           (1,077,000)               -
     Capital expenditures                                                (344,000)        (880,000)
                                                                 -----------------  ---------------
         Net cash used in investing activities                         (1,393,000)        (675,000)
                                                                 -----------------  ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     -           47,000
     Repurchase of common stock                                                 -       (1,019,000)
     Repayment of borrowings on line of credit,net                       (865,000)               -
     Repayment of long-term debt                                         (405,000)      (3,405,000)
     Dividends paid                                                    (4,939,000)      (4,980,000)
                                                                 -----------------  ---------------
         Net cash used in financing activities                         (6,209,000)      (9,357,000)
                                                                 -----------------  ---------------

Effect of exchange rate changes on cash
     and cash equivalents                                                 (81,000)         (22,000)
                                                                 -----------------  ---------------
Increase in cash and cash equivalents                                     221,000       (1,650,000)
Cash and cash equivalents at beginning of period                        2,619,000        9,741,000
                                                                 -----------------  ---------------
Cash and cash equivalents at end of period                       $      2,840,000   $    8,091,000
                                                                 =================  ===============



    (See accompanying notes to consolidated condensed financial statements.)

                                WD-40 COMPANY
       CONSOLIDATED CONDENSED STATEMENT OF OTHER COMPREHENSIVE INCOME
                                 (UNAUDITED)


                                                                 Three Months Ended
                                                      --------------------------------------------
                                                      November 30, 2000          November 30,1999
                                                      -----------------         ------------------

Net Income                                            $        2,427,000        $        3,053,000

Other comprehensive income (loss)

     Foreign currency translation adjustments                   (237,000)                  (63,000)
                                                      ------------------        -------------------

Total comprehensive income                            $        2,190,000        $        2,990,000
                                                      ==================        ===================

    (See accompanying notes to consolidated condensed financial statements.)

                                  WD-40 COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                   (UNAUDITED)

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000.

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

EARNINGS PER SHARE

Common stock equivalents of 2,306 and 13,528 shares for the three months ended November 30, 2000 and 1999 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended November 30, 2000 and 1999, 700,148 and 339,784 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported in earnings. The Company adopted this standard on September 1, 2000 and has not designated any of its derivative instruments as hedges. The implementation of SFAS No.133 has had an immaterial effect on the financial statements.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 4 - BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments.

The tables below presents information about reported segments for the three months ended November 30:


                                       THE                                     ASIA-
                                     AMERICAS             EUROPE              PACIFIC               TOTAL
                                -------------------  ------------------  -------------------  -------------------
2000
  Net Sales                     $  18,675,000        $    7,406,000      $    3,061,000       $   29,142,000
  Operating Income                  2,135,000               848,000             887,000            3,870,000
  Total Assets                     63,737,000            15,274,000             737,000           79,748,000

1999
  Net Sales                     $  21,020,000        $    7,845,000      $    3,317,000       $   32,182,000
  Operating Income                  2,688,000             1,078,000           1,123,000            4,889,000
  Total Assets                     69,421,000            14,811,000             718,000           84,950,000


                                                         SALES
                                   -------------------------------------------------
                                          2000                          1999
                                   --------------------           ------------------
PRODUCT LINE INFORMATION

     Lubricants                     $     27,373,000               $ 30,169,000
     Hand cleaning products                1,769,000                  2,013,000
                                   --------------------           ------------------

     Total                          $     29,142,000               $ 32,182,000
                                   ====================           ==================


NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION


                                     NOVEMBER 30, 2000          AUGUST 31, 2000
                                     -----------------          ---------------
Inventories
  Raw Materials                      $      1,077,000           $     575,000
  Finished Goods                            7,188,000               6,425,000
                                    ------------------          ---------------
                                     $      8,265,000           $   7,000,000
                                    ==================          ===============

                                     NOVEMBER 30, 2000          AUGUST 31, 2000
                                     -----------------          ---------------
Property, plant and equipment        $      8,947,000           $    8,805,000
Accumulated depreciation                   (4,128,000)              (3,970,000)
                                     ------------------         ---------------
                                     $      4,519,000           $    4,835,000
                                     ==================         ===============

Goodwill                             $     35,801,000           $   34,724,000
Accumulated amortization                   (7,036,000)              (6,470,000)
                                     ------------------         ---------------
                                     $     28,765,000           $   28,254,000
                                     ==================         ===============

NOTE 5 - SUBSEQUENT EVENTS

On December 13, 2000, the Company's Board of Directors declared a cash dividend of $.32 per share payable on January 31, 2001 to shareholders of record on January 8, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $29.1 million in the first quarter ended November 30, 2000, a decrease of 9.4% from net sales of $32.2 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):


                            -------------------------------------------------
                                    Three months ended November 30,
                                    2000                     1999
-----------------------------------------------------------------------------
Americas                        $  18.7          64%      $  21.0        65%
Europe                              7.4          25%          7.9        25%
Asia Pacific                        3.0          11%          3.3        10%
-----------------------------------------------------------------------------
TOTAL                           $  29.1         100%      $  32.2       100%
-----------------------------------------------------------------------------

In the Americas region, sales for the first quarter ended November 30, 2000 were down 11% from the prior year period, with decreases in the U.S. and Canada of 14% and 18%, respectively. Latin America increased 20% over the prior year period. For the region, 79% of the sales in the first quarter came from the U.S., and 21% came from Canada and Latin America. This distribution reflects a change from the first quarter of fiscal 2000 in which 82% of the sales came from the U.S., and 18% came from Canada and Latin America. The change is primarily due to lower sales in the U.S. of the WD-40 brand. Sales of WD-40 in the U.S. were down by $1.8 million primarily due to the lack of promotions in the quarter. The timing of promotions in the U.S. can have a material impact on sales in any given quarter. Further, the ability to run a promotion is somewhat outside the Company's control, as the retailer's own promotion schedule is a major factor. Lava sales were $1.3 million in the quarter, down from $2.0 million in the prior year period. The decrease in Lava sales was due to a large sales credit given to a major customer. In the region, sales of 3-IN-ONE were up 10% over the prior year primarily due to increases in U.S. sales resulting from the new telescoping spout delivery system.

In Europe, first quarter sales were 6% lower than sales in the comparable period of fiscal 2000, due to the impact of foreign financial statement conversion. Sales for the region were up 5% in local currencies, but show a decrease when converted in consolidation due to the strength of the U.S. dollar. Prior to translation into U.S. dollars, sales in the direct markets of U.K., France, Germany, Spain and Italy met or exceeded sales of the prior year period. Sales in France and Italy, even after translation to U.S dollars, exceeded the prior amounts by 37% and 56%, respectively. Sales fell off significantly in the Middle East and in the distributor markets. Sales in these markets fell below prior year levels both before and after translation. After translation into U.S. dollars, sales to the Middle East and the distributor countries were down by 33% and 22%, respectively. This decrease is due primarily to the timing of purchases by distributors.

In the Asia/Pacific region, total sales were down 8% from the prior year period. Australia sales for the first quarter of the fiscal year were up 8% from the prior year. The increase is attributable to sales from the newly acquired Solvol brand of heavy-duty hand cleaner, acquired on October 1, 2000. Sales for the rest of the region were down 11%. Sales in this quarter decreased because of the large volume of sales in the last quarter of fiscal 2000, which had increased 24% from the last quarter of the prior year. While sales for the quarter were lower than the prior year, sales in the region for the full year are expected to exceed prior year sales.

Gross profit was $16.7 million, or 57.4% of sales in the first quarter, down from $17.4 million, or 54.2% of sales in the comparable period last year. Changes in the gross profit percentage from quarter to quarter are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. In addition, during the first quarter, the Company's margin percentage benefited from a large sales return of a low margin product. The Company expects its future gross profit margin to be similar to that experienced in the prior year. The Company expects continued pressure on gross profit due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

A breakdown of gross profit by trading bloc by period follows (in millions):


                             --------------------------------------------------
                                      Three months ended November 30,
                                      2000                    1999
-------------------------------------------------------------------------------
Americas                             $11.0      59.0%        $11.2       53.5%
Europe                                 4.3      57.6%          4.6       58.7%

Asia/Pacific                           1.4      47.2%          1.6       48.1%
-------------------------------------------------------------------------------
Total                                $16.7      57.4%        $17.4       54.2%
-------------------------------------------------------------------------------

Selling, general, & administrative expenses for the first quarter of fiscal 2001 increased slightly to $8.5 million from $8.4 million for the comparable prior year period. As a percentage of sales, SG&A increased 29% in the first quarter from 26% last year. SG&A costs are in line with the prior year and are expected to remain so throughout the remainder of the year.

Advertising and sales promotion expense increased to $3.8 million for the first quarter from $3.6 million for the first quarter last year. Advertising and sales promotion as a percentage of sales increased to 13.0% in the first quarter from 11.2% in the comparable prior year period. The increase over the prior year is primarily due to the increased marketing investment related to the Lava brand. The Company introduced the Lava brand in the U.K. during the quarter and has scheduled significant advertising and promotional activity during this fiscal year. Because of this increased investment in the Lava brand, the Company expects advertising and sales promotion to be close to 13% of sales for the remainder of the year, an increase from the historical 10% of sales.

Amortization expense was $0.6 million for the first quarter and has remained consistent with the prior year. Amortization expense reflects the amortization of goodwill associated with the acquisition of the 3-IN-ONE, Lava and Solvol brands. A slight increase in amortization expense from the prior year is due to the amortization of goodwill associated with the acquisition of the Solvol brand, which occurred during the current quarter.

Income from operations was $3.9 million, or 13.3% of sales in the first quarter, compared to $4.9 million, or 15.2% of sales in the first quarter of fiscal 2000. The decline in both income from operations and income from operations as a percentage of sales was due to the items discussed above, namely lower sales along with increases in SG&A, advertising and sales promotion costs.

The components of other income (expense) are shown below:

-------------------------------------------------------------------------------
                                                 For the three months ended
                                                        November 30,
                                                   2000               1999
-------------------------------------------------------------------------------
Interest Expense, net                             ($269,000)         ($205,000)
Foreign Currency Gains (Losses)                      65,000            (64,000)
(Loss) Gain on Disposal of PP&E                      (1,000)             6,000
Other Income                                         13,000              2,000
                                          -------------------------------------
TOTAL                                             ($192,000)        ($261,000)
-------------------------------------------------------------------------------

The change in net interest expense from $205,000 for the quarter ended November 30, 1999 to $269,000 of net interest expense for the quarter ended November 30, 2000 is due to higher interest rates on the borrowing associated with the Lava acquisition. To finance this acquisition, the Company obtained a $16.0 million term loan from a bank. Foreign currency exchange produced gains of $65,000 for the first quarter compared to losses of $64,000 for the comparable prior year period. These gains are due primarily to the recovery of the Euro near the end of the quarter.

The Company's effective tax rate for fiscal 2001 is 34%, equal to that of the prior year, and is expected to remain at that level throughout the year.

Net income was $2.4 million, or $.16 per share on a fully diluted basis in the first quarter of the fiscal year, versus $3.1 million, or $.20 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased slightly from $2.6 million at the end of fiscal 2000 to $2.8 million at November 30, 2000. Accounts receivable decreased by $7.3 million from $29.5 million to $22.2 million. Accounts receivable was higher at the end of fiscal 2000 due to increased sales volumes during the last two months of the year.

At November 30, 2000 working capital was $20.6 million, a decrease of $4.5 million from $25.1 million at the end of fiscal 2000. The current ratio of 2.1 at November 30, 2000 is slightly lower than the 2.2 at August 31, 2000.

The Company has an unsecured credit facility with a bank. The credit facility consists of a term loan, which matures on May 1, 2006 and a $6.0 million revolving line of credit facility, which matures on April 30, 2001. At November 30, 2000, $10.7 million remained due under the term loan, and $1.8 million in borrowings were outstanding under the revolving line of credit.

The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs. In an effort to augment the growth of the business by leveraging its core competencies, the Company has announced that it is seeking to make an acquisition of one or more branded products in related markets. If the Company is successful in doing so, existing cash flow may not be sufficient and additional outside financing may be required to support the acquisition.

The Company spent $0.3 million for new capital assets during the first quarter, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2001, the Company expects to spend approximately $2.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations and vehicle replacements in Europe.

MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to limit its exposure on converting cash balances maintained in Euros, as well as the Euro legacy currencies, French francs, German marks, Italian lira and Spanish pesetas, into British sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the impact of promotions on sales, the rate of sales growth in Latin America, The Middle East, the Asia/Pacific region and direct European countries, the future gross profit margin, the impact of customer mix on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the impact of one or more acquisitions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

PART II        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

  (a)          Exhibits.

         Exhibit No.       Description
         -----------       -----------
                           Certificate of Incorporation and Bylaws

              3(a) The Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-Q filed
                           January 14, 2000, Exhibit 3(a) thereto.

              3(b) The Bylaws are incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000,
                           Exhibit 3(b) thereto.


  (b)             Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended November 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WD-40 COMPANY
                                       Registrant

Date:  January 12, 2001      /s/ Thomas J. Tranchina
                          --------------------------
                           Thomas J. Tranchina
                           Chief Financial Officer
                           (Principal Financial Officer)