Form 10-Q
period 2001-02-28
WD 40 CO
filed 2001-04-17
CIK 105132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2001
Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1797918 (IRS Employer Identification No.)
1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)

(619) 275-1400
Registrant's telephone number, including area code:

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock as of April 7, 2001            15,438,004

Part I Financial Information

Item 1. Financial Statements

WD-40 Company
Consolidated Condensed Balance Sheet
Assets

	February 28, 2001	August 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$4,389,000	$2,619,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $756,000 and $662,000	32,217,000	29,544,000
Product held at contract packagers	1,595,000	1,377,000
Inventories	8,479,000	7,000,000
Other current assets	5,358,000	5,822,000

Total current assets	52,038,000	46,362,000
Property, plant, and equipment, net	4,929,000	4,835,000
Low income housing investments	3,213,000	3,246,000
Goodwill, net	28,184,000	28,254,000
Other assets	3,725,000	2,253,000

	$92,089,000	$84,950,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,541,000	$11,475,000
Accrued payroll and related expenses	2,900,000	3,394,000
Income taxes payable	3,242,000	2,021,000
Line of credit	5,856,000	2,757,000
Current portion of long-term debt	1,600,000	1,600,000

Total current liabilities	31,139,000	21,247,000
Long-term debt	8,754,000	9,531,000
Deferred employee benefits	1,455,000	1,380,000
Other long-term liabilities	184,000	—

	41,532,000	32,158,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 15,434,304	15,000	15,000
Paid-in capital	10,612,000	10,612,000
Retained earnings	40,419,000	42,507,000
Accumulated other comprehensive income	(489,000)	(342,000)

Total shareholders' equity	50,557,000	52,792,000

	$92,089,000	$84,950,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Net sales	$41,270,000	$42,602,000	$70,412,000	$74,784,000
Cost of product sold	18,376,000	18,932,000	30,784,000	33,667,000

Gross profit	22,894,000	23,670,000	39,628,000	41,117,000
Operating expenses:
Selling, general & administrative	9,118,000	8,975,000	17,584,000	17,329,000
Advertising & sales promotions	4,828,000	3,758,000	8,619,000	7,363,000
Amortization	661,000	599,000	1,268,000	1,198,000

Income from operations	8,287,000	10,338,000	12,157,000	15,227,000

Other income (expense)
Interest expense, net	(257,000)	(160,000)	(526,000)	(365,000)
Other income (expense), net	97,000	29,000	174,000	(27,000)

Income before income taxes	8,127,000	10,207,000	11,805,000	14,835,000
Provision for income taxes	2,763,000	3,543,000	4,014,000	5,118,000

Net Income	$5,364,000	$6,664,000	$7,791,000	$9,717,000

Basic earnings per share	$0.35	$0.43	$0.50	$0.63

Diluted earnings per share	$0.35	$0.43	$0.50	$0.63

Basic common equivalent shares	15,434,304	15,497,831	15,434,304	15,522,132

Diluted common equivalent shares	15,436,379	15,499,356	15,436,496	15,526,207

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended
	February 28, 2001	February 29, 2000
Cash flows from operating activities:
Net income	$7,791,000	$9,717,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,824,000	1,700,000
Loss (Gain) on sale of equipment	7,000	(11,000)
Deferred income taxes	(10,000)	16,000
Changes in assets and liabilities:
Trade accounts receivable	(2,815,000)	(2,718,000)
Product held at contract packagers	(219,000)	516,000
Inventories	(1,497,000)	(96,000)
Other assets	(971,000)	1,076,000
Accounts payable and accrued expenses	5,774,000	(2,794,000)
Income taxes payable	1,217,000	883,000
Long-term deferred employee benefits	79,000	78,000

Net cash provided by operating activities	11,180,000	8,367,000

Cash flows from investing activities:
Proceeds from sale of equipment	52,000	73,000
Cash used in brand acquisition	(1,125,000)
Capital expenditures	(726,000)	(1,269,000)

Net cash used in investing activities	(1,799,000)	(1,196,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	47,000
Repurchase of common stock	—	(3,590,000)
Borrowings on line of credit, net	3,100,000	3,774,000
Repayment of long-term debt	(770,000)	(4,604,000)
Dividends paid	(9,879,000)	(9,921,000)

Net cash used in financing activities	(7,549,000)	(14,294,000)

Effect of exchange rate changes on cash and cash equivalents	(62,000)	(36,000)

Increase in cash and cash equivalents	1,770,000	(7,159,000)
Cash and cash equivalents at beginning of period	2,619,000	9,935,000

Cash and cash equivalents at end of period	$4,389,000	$2,776,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Other Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2001	February 29, 2000	February 28, 2001	February 29, 2000
Net Income	$5,364,000	$6,664,000	$7,791,000	$9,717,000
Other comprehensive income (loss)
Foreign currency translation adjustments	90,000	(77,000)	(147,000)	(140,000)

Total comprehensive income	$5,454,000	$6,587,000	$7,644,000	$9,577,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2001
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

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

Earnings per Share

    Common stock equivalents of 2,075 and 1,525 shares for the three months ended February 28, 2001 and February 29, 2000 were used to calculate diluted earnings per share. Common stock equivalents of 2,192 and 4,075 shares for the six months ended February 28, 2001 and February 29, 2000 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended February 28, 2001 and February 29, 2000, 1,114,548 and 748,148 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the six months ended February 28, 2001 and February 29, 2000, 1,063,218 and 654,948 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

New Pronouncement

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133."

SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported in earnings. The Company adopted this standard on September 1, 2000 and has not designated any of its derivative instruments as hedges. The implementation of SFAS No. 133 has had an immaterial effect on the financial statements.

NOTE 2—COMMITMENTS AND CONTINGENCIES

    The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 3—BUSINESS SEGMENTS

    The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include intersegment revenues, or charges allocating corporate headquarters costs to each of its operating segments.

    The tables below presents information about reported segments.

Three months ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2001
Net Sales	$28,026,000	$9,732,000	$3,512,000	$41,270,000
Operating Income	5,426,000	1,852,000	1,009,000	8,287,000
Total Assets	73,342,000	17,862,000	885,000	92,089,000
	The Americas	Europe	Asia- Pacific	Total
February 29, 2000
Net Sales	$29,352,000	$9,930,000	$3,320,000	$42,602,000
Operating Income	6,657,000	2,676,000	1,005,000	10,338,000
Total Assets	68,268,000	16,304,000	773,000	85,345,000
Six months ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2001
Net Sales	$46,701,000	$17,138,000	$6,573,000	$70,412,000
Operating Income	7,561,000	2,700,000	1,896,000	12,157,000
Total Assets	73,342,000	17,862,000	885,000	92,089,000
February 29, 2000
Net Sales	$50,372,000	$17,775,000	$6,637,000	$74,784,000
Operating Income	9,345,000	3,754,000	2,128,000	15,227,000
Total Assets	68,268,000	16,304,000	773,000	85,345,000

    Product Line Information:

	Three Months Ended
Revenues	February 28, 2001	February 29, 2000
Lubricants	$38,730,000	$40,567,000
Hand cleaning products	2,540,000	2,035,000

Total	$41,270,000	$42,602,000

	Six Months Ended
Revenues	February 28, 2001	February 29, 2000
Lubricants	$66,103,000	$70,736,000
Hand cleaning products	4,309,000	4,048,000

Total	$70,412,000	$74,784,000

NOTE 4—SELECTED FINANCIAL STATEMENT INFORMATION

	February 28, 2001	August 31, 2000
Inventories
Raw Materials	$1,049,000	$575,000
Finished Goods	7,430,000	6,425,000

	$8,479,000	$7,000,000

Property, plant and equipment	$9,341,000	$8,805,000
Accumulated depreciation	(4,412,000)	(3,970,000)

	$4,929,000	$4,835,000

Goodwill	$35,837,000	$34,724,000
Accumulated amortization	(7,653,000)	(6,470,000)

	$28,184,000	$28,254,000

NOTE 5—SUBSEQUENT EVENTS

    On March 27, 2001, the Company's Board of Directors declared a cash dividend of $.27 per share payable on April 30, 2001 to shareholders of record on April 10, 2001.

    On March 26, 2001, the Company entered into an agreement to acquire all of the outstanding securities of HPD Holdings Corp, a Delaware corporation. HPD Holdings Corp. and its wholly-owned subsidiary, HPD Laboratories, Inc., doing business as Global Household Brands, manufactures and markets X-14, 2000 Flushes and Carpet Fresh products. The acquisition will be financed by proceeds from long-term borrowings and Company common stock. Although the particular terms of the transaction have not yet been disclosed pending completion of the acquisition, the Company has disclosed that the purchase price is equal to approximately one times annual sales of $69,000,000 and the common stock to be issued as part of the purchase price will be valued at $5,000,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Second Quarter of Fiscal Year 2001 Compared to Second Quarter of Fiscal Year 2000

    Net sales were $41.3 million in the quarter ended February 28, 2001, an increase of 3% from net sales of $42.6 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):

	Three months ended
	February 28, 2001		February 29, 2000
Americas	$28.0	68%	$29.4	69%
Europe	9.8	24%	9.9	23%
Asia Pacific	3.5	8%	3.3	8%

TOTAL	$41.3	100%	$42.6	100%

    In the Americas region, sales for the second quarter ended February 28, 2001 were down 4.5% in comparison to the prior year period, with decreases in the U.S., Latin America and Canada of 3%, 14% and 13%, respectively. For the region, 85% of the sales in the second quarter came from the U.S., and 15% came from Canada and Latin America. The decrease is due to a decrease in WD-40 sales across the region. In the U.S., sales of the WD-40 brand were down $600,000 from the prior year period due in large part to softening of the overall economy as well as efforts by retailers to reduce inventories. Also, in the U.S., sales of 3-IN-ONE matched sales of the prior year period and Lava sales were $75,000 lower than in the same quarter last year. The decrease in the quarter's sales in Latin America is also the result of weaker WD-40 sales; second quarter WD-40 sales in Latin America were 17% lower than the prior year. While Latin American sales were down compared to the strong sales achieved in the prior year, second quarter sales are on pace with the prior year for the six month period. As a result of the shift to local production, 3-IN-ONE revenues from sales and royalties in Latin America were up over 50% from the prior year. Sales were down in Canada, in large part due to the reactions of several larger retailer customers in response to a price increase implemented in the current year.

    In Europe, second quarter sales were 2% lower than sales in the comparable period of fiscal 2000, due to the foreign exchange impact on foreign financial statement conversion. Sales for the region were up over 7% in local currencies, but show an overall decrease when converted in consolidation due to the strength of the U.S. dollar. Prior to translation into U.S. dollars, sales in the direct markets of U.K., France, Germany, Spain and Italy met or exceeded sales of the prior year period. Sales in France, Spain and Italy, even after translation to U.S. dollars, exceeded the prior amounts by 8%, 33%, and 750%, respectively. Sales fell off significantly in the Middle East and Africa. Sales in these markets fell below prior year levels both before and after translation. After translation into U.S. dollars, sales to the Middle East and Africa were down by 46% and 22%, respectively. This decrease is due primarily to the timing of purchases by distributors.

    In the Asia/Pacific region, total sales were up 6% from the prior year period. Australia sales for the second quarter of the fiscal year were up 34%. This increase is attributable to sales from the newly acquired Solvol brand of heavy-duty hand cleaner, acquired on October 1, 2000. While the Australian dollar is approximately 15% lower than the prior year, Australia WD-40 sales when converted to U.S. dollars were down only 9%. Sales for the rest of the region remained even with the strong sales experienced in the prior year. Sales in the region for the full year are expected to exceed prior year.

    Gross profit was $22.9 million, or 55.5% of sales in the second quarter, down from $23.7 million, or 55.6% of sales in the comparable period last year. Changes in gross profit percentage from quarter to quarter were not significant but are due primarily to changes in average selling prices arising from both the mix of products sold and the mix of customers and trade channels in which the products are sold. While the Company expects its gross profit margin to be similar to that achieved in the prior year, the Company anticipates continued pressure on gross profit. This is primarily due to changes in its customer mix, as an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

    Selling, general, & administrative expenses for the quarter ended February 28, 2001 increased slightly to $9.1 million from $9.0 million for the comparable prior year period. As a percentage of sales, SG&A increased to 22% in the second quarter from 21% last year. The increase in SG&A represents personnel costs, primarily related to the staffing of the European branches, particularly Italy, as well as enhancements to the Company's information systems.

    Advertising and sales promotion expense rose by $1 million from the prior year to $4.8 million in the second quarter ended February 28, 2001. Advertising and sales promotion as a percentage of sales increased to 12% in the second quarter from 9% in the comparable prior year period. The increase over the prior year is primarily due to increased marketing investment related to the Lava brand. The Company introduced the Lava brand in the U.K. during the first quarter and has scheduled significant advertising and promotional activity during this fiscal year. Because of this increased investment, the Company expects advertising and sales promotion to be close to 13% of sales for the remainder of the year, an increase from the historical 10% of sales.

    Amortization expense was $.7 million for the second quarter compared to $.6 million in the comparable period last year. The increase is due to the amortization of intangibles acquired in the current fiscal year, most notably goodwill related to the acquisition of the Solvol brand in October. The majority of this expense reflects the amortization of goodwill attributable to the purchase of the Lava brand in April 1999 and the 3-IN-ONE brand in 1995.

    Income from operations was $8.3 million, or 20% of sales in the second quarter, compared to $10.3 million, or 24% of sales in the second quarter of fiscal 2000. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the decrease in sales and the increase in advertising and promotions.

    The components of other income (expense) are shown below:

	For the three months ended
	February 28, 2001	February 29, 2000
Interest Income (Expense), net	($257,000)	($160,000)
Foreign Currency Gains (Losses)	27,000	(46,000)
(Loss) Gain on Disposal of PP&E	(6,000)	5,000
Other Income	76,000	70,000

TOTAL	($160,000)	($131,000)

    The change in net interest expense from $160,000 for the quarter ended February 29, 2000 to $257,000 of expense for the quarter ended February 28, 2001 is due to increased borrowings on the line of credit as well as slightly higher interest costs associated with funds borrowed to finance the Lava acquisition. Foreign currency exchange, primarily between European currencies, namely the British pound against the Euro, produced gains of $27,000 in the second quarter of fiscal 2001 compared to losses of $46,000 in the second quarter of fiscal 2000.

    The Company's effective tax rate for the second quarter of fiscal 2000 is 34.0% compared to 34.7% for the year ended August 31, 2000.

    Net income was $5.4 million, or $.35 per share on a fully diluted basis for the second quarter of fiscal 2001, versus $6.7 million, or $.43 in the comparable period last year.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29, 2000

    Net sales were $70.4 million in the six months ended February 28, 2001, a decrease of 5.8% from net sales of $74.8 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):

	Six months ended
	February 28, 2001		February 29, 2000
The Americas	$46.7	67%	$50.4	67%
Europe	17.1	24%	17.8	24%
Asia Pacific	6.6	9%	6.6	9%

TOTAL	$70.4	100%	$74.8	100%

    In the Americas region, sales for the six months ended February 28, 2001 were down 7% from the prior year period. The decrease is due to a decline in WD-40 sales in the U.S., Canada and Latin America by 7%, 16% and 2%, respectively. While WD-40 sales were down throughout the Americas, 3-IN-ONE sales exceeded prior year sales by 11%, as the new telescoping spout gained wider distribution.

    In Europe, sales for the first six months were down 4% from the same period in the prior year due to the impact of foreign financial statement conversion. Sales for the region were up 7% in local currencies, but show a decrease when converted in consolidation due to the strength of the U.S. dollar. Prior to translation into U.S. dollars, sales in the direct markets of U.K., France, Germany, Spain and Italy met or exceeded sales of the prior year period. Sales in France, Spain and Italy, even after translation to U.S. dollars, exceeded the prior year amounts by 21%, 13% and 181%, respectively. Sales were off in the Middle East, where sales fell below prior year levels both before and after translation. After translation into U.S. dollars, sales to the Middle East were down by 42%. The effect of the decline in foreign currency exchange conversion rates for the European region is $1.8 million in reduced sales for the current year to date.

    In the Asia/Pacific region, total sales were down 1% from the prior year period. Australia sales for the first quarter of the fiscal year were up 21% from the prior year. The increase is attributable to sales from the newly acquired Solvol brand of heavy-duty hand cleaner, acquired on October 1, 2000. Sales for the rest of the region were down 6%. Lower sales in the rest of the region are primarily attributable to promotional timing.

    Gross profit was $39.6 million, or 56.3% of sales for the first six months, down from $41.1 million, or 55.0% of sales in the comparable period last year. The Company's margin percentage continues to remain high for the six months due to the benefit seen in the first quarter. The Company expects its future gross profit margin to be similar to that experienced in the prior year.

    Selling, general, & administrative expenses for the six months ended February 28, 2001 increased to $17.6 million from $17.3 million for the comparable prior year period. As a percentage of sales, SG&A increased slightly to 25.0% for the first six months from the 23.2% last year. The year to date increase in SG&A is due to personnel costs and continued enhancements to the Company's information systems.

    Advertising and sales promotion expense rose slightly to $8.6 million for the first six months of fiscal 2001 from $7.4 million for same period of fiscal 2000. Advertising and sales promotion as a percentage of sales increased slightly to 12.2% for the six months ended February 28, 2001 from 9.8% in the comparable prior year period. The increase is due to the Company's decision to increase its investment in promotions for the Lava brand, in particular, the Lava launch in the U.K. and selected European markets, as well as, increased sampling and advertising in the U.S. market. For the year the Company expects advertising and sales promotion to be in the range of 13% of sales, a significant increase from the historical range of 10%.

    Amortization expense was $1.3 million for the first six months compared to $1.2 million last year. The increased expense is due to the amortization of intangibles acquired during the year, most notably the Solvol brand of heavy-duty hand cleaner. The Company acquired Solvol in October 2000.

    Income from operations was $12.2 million, or 17.3% of sales for the first six months of fiscal 2001, compared to $15.2 million, or 20.4% of sales for the comparable period of fiscal 2000. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the decreases in sales, along with the increase in advertising and promotion expenses.

    The components of other income (expense) are shown below:

	For the six months ended
	February 28, 2001	February 29, 2000
Interest Income (Expense), net	($526,000)	($365,000)
Foreign Currency Gains (Losses)	92,000	(110,000)
(Loss) Gain on Disposal of PP&E	(7,000)	11,000
Other Income	89,000	72,000

TOTAL	($352,000)	($392,000)

    Interest expense increased from $365,000 for the six months ended February 29, 2000 to $526,000 for the six months ended February 28, 2001. Interest expense is largely related to the funds borrowed in order to finance the acquisition of Lava. Interest costs were higher this year primarily due to increased borrowings on the line of credit at slightly higher rates. Foreign currency exchange produced gains of $92,000 for the first six months of fiscal 2001 compared to losses of $110,000 for the comparable prior year period.

    The Company's effective tax rate through the second quarter of fiscal 2001 is 34.0% equal to that achieved for the year ended August 31, 2000. The tax rate for fiscal 2001 is expected to remain at that level throughout the year.

    Net income was $7.8 million, or $.50 per share on a fully diluted basis for the first six months of fiscal 2001, versus $9.7 million, or $.63 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $4.4 million at the end of the quarter, up slightly from $2.6 million at the end of fiscal 2000. Accounts receivable increased by $2.7 million from $29.5 million to $32.2 million and inventory increased by $1.5 million from $7.0 million to $8.4 million. Inventories in Europe have increased to facilitate the introduction of the Lava brand. The Americas also increased Lava inventories to support expanded distribution.

    Current liabilities increased $9.9 million to $31.1 million at the end of the quarter from $21.2 million at August 31, 2000. The increase in current liabilities is primarily due to the increases in accounts payable and in the line of credit, which increased in order to fund the increases in inventory and accounts receivable, as well as to provide for capital expenditures, brand acquisitions and dividend payments. The line of credit borrowings provided additional cash on hand that will be used for future working capital needs.

    The Company has an unsecured credit facility with a bank. The credit facility consists of a term loan, which matures on May 1, 2006 and a $10.0 million revolving line of credit facility, which matures on April 30, 2002. At February 28, 2001, $10.4 million remained due under the term loan, and $5.9 million in borrowings were outstanding under the revolving line of credit.

    In conjunction with the recently announced acquisition of HPD Holdings Corp., d/b/a Global Household Brands, the Company will enter into a new $85 million senior secured credit facility led by Union Bank of California. When executed, this credit facility will provide for the repayment of existing bank debt in addition to providing funds for the acquisition.

    The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, repay debt, as well as future dividends.

    On October 1, 2000, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaners for $1.1 million from Unilever Australia Ltd. The Company spent $0.7 million for new capital assets during the first six months, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2001, the Company expects to spend approximately $2.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations and vehicle replacements in Europe.

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

    Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the rate of sales in the Americas, The Middle East, the Asia/Pacific region and direct European countries, the impact of customer mix on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the impact of the HPD Holdings acquisition, the effect of increased borrowings, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws
3(a)	The Certificate of Incorporation of WD-40 Company is incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 2000, Exhibit 3(a) thereto.
3(b)	The Bylaws of WD-40 Company are incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 2000, Exhibit 3(b) thereto.
  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended February 28, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant
Date: April 13, 2001	/s/ THOMAS J. TRANCHINA Thomas J. Tranchina Chief Financial Officer (Principal Financial Officer)