Form 10-Q
period 2001-05-31
WD 40 CO
filed 2001-07-10
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.
20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2001

Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1797918 (I.R.S. Employer Identification Number)
1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock as of July 7, 2001    15,715,796

Part I Financial Information

Item 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

	(unaudited) May 31, 2001	August 31, 2000
Assets
Current assets:
Cash and cash equivalents	$5,455,000	$2,619,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,325,000 and $662,000	30,265,000	29,544,000
Product held at contract packagers	5,527,000	1,377,000
Inventories	9,300,000	7,000,000
Other current assets	5,317,000	5,822,000

Total current assets	55,864,000	46,362,000
Property, plant, and equipment, net	6,362,000	4,835,000
Low income housing investments	3,196,000	3,246,000
Deferred financing and acquisition costs	2,024,000
Deferred tax	8,121,000
Goodwill, net	86,847,000	28,254,000
Other intangibles	1,306,000
Other assets	3,426,000	2,253,000

	$167,146,000	$84,950,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,842,000	$11,335,000
Accrued payroll and related expenses	3,009,000	3,394,000
Income taxes payable	2,080,000	2,021,000
Line of credit		2,757,000
Current portion of long-term debt	3,488,000	1,740,000

Total current liabilities	35,419,000	21,247,000
Long-term debt	74,795,000	9,531,000
Deferred employee benefits	1,496,000	1,380,000
Other long-term liabilities	362,000	—

	112,072,000	32,158,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized — shares issued and outstanding of 15,715,796 and 15,434,304	16,000	15,000
Paid-in capital	15,707,000	10,612,000
Retained earnings	39,963,000	42,507,000
Accumulated other comprehensive income	(612,000)	(342,000)

Total shareholders' equity	55,074,000	52,792,000

	$167,146,000	$84,950,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
Net sales	$42,673,000	$38,300,000	$113,085,000	$113,084,000
Cost of product sold	19,683,000	17,487,000	50,467,000	51,154,000

Gross profit	22,990,000	20,813,000	62,618,000	61,930,000

Operating expenses:
Selling, general & administrative	8,327,000	8,479,000	25,911,000	25,808,000
Advertising & sales promotions	6,914,000	4,073,000	15,533,000	11,436,000
Amortization	1,068,000	597,000	2,336,000	1,795,000

Income from operations	6,681,000	7,664,000	18,838,000	22,891,000

Other income (expense)
Interest expense, net	(671,000)	(285,000)	(1,197,000)	(650,000)
Other income (expense), net	(387,000)	115,000	(213,000)	88,000

Income before income taxes	5,623,000	7,494,000	17,428,000	22,329,000
Provision for income taxes	1,910,000	2,589,000	5,924,000	7,707,000

Net Income	$3,713,000	$4,905,000	$11,504,000	$14,622,000

Basic earnings per share	$0.24	$0.32	$0.74	$0.94

Diluted earnings per share	$0.24	$0.32	$0.74	$0.94

Basic common equivalent shares	15,542,224	15,432,708	15,464,661	15,491,771

Diluted common equivalent shares	15,543,970	15,434,203	15,466,686	15,494,314

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31, 2001	May 31, 2000
Cash flows from operating activities:
Net income	$11,504,000	$14,622,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,253,000	2,560,000
Loss (Gain) on sale of equipment	(5,000)	7,000
Deferred income taxes	(71,000)	28,000
Stock Compensation	75,000
Changes in assets and liabilities:
Trade accounts receivable	4,181,000	1,838,000
Product held at contract packagers	(4,150,000)	560,000
Inventories	(2,365,000)	(426,000)
Other assets	(114,000)	979,000
Accounts payable and accrued expenses	4,836,000	(3,531,000)
Income taxes payable	49,000	794,000
Long-term deferred employee benefits	120,000	119,000

Net cash provided by operating activities	17,313,000	17,550,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(62,737,000)
Proceeds from sale of equipment	81,000	132,000
Cash used in brand acquisition	(1,125,000)	—
Capital expenditures	(1,059,000)	(1,825,000)

Net cash used in investing activities	(64,840,000)	(1,693,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	21,000	90,000
Repurchase of common stock	—	(3,590,000)
Borrowings on line of credit, net	—	767,000
Repayment of long-term debt	(15,540,000)	(4,984,000)
Proceeds from issuance of long-term debt	80,000,000
Dividends paid	(14,048,000)	(14,859,000)

Net cash used in financing activities	50,433,000	(22,576,000)
Effect of exchange rate changes on cash and cash equivalents	(70,000)	(270,000)

Increase in cash and cash equivalents	2,836,000	(6,989,000)
Cash and cash equivalents at beginning of period	2,619,000	9,935,000

Cash and cash equivalents at end of period	$5,455,000	$2,946,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2001	May 31, 2000	May 31, 2001	May 31, 2000
Net Income	$3,713,000	$4,905,000	$11,504,000	$14,622,000
Other comprehensive income (loss)
Foreign currency translation adjustments	(123,000)	(444,000)	(270,000)	(584,000)

Total comprehensive income	$3,590,000	$4,461,000	$11,234,000	$14,038,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2001

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Manufacturing Company, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd., WD-40 Company (Australia) Pty. Ltd., HPD Holdings Corp. and HPD Laboratories, Inc. All significant intercompany transactions and balances have been eliminated. The Company accounts for its investments in certain investee companies (ownership 20%-50%) under the equity method of accounting.

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

Use of Estimates

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

    Common stock equivalents of 1,746 and 1,495 shares for the three months ended May 31, 2001 and May 31, 2000 were used to calculate diluted earnings per share. Common stock equivalents of 2,025 and 2,543 shares for the nine months ended May 31, 2001 and May 31, 2000 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended May 31, 2001 and May 31, 2000, 1,116,322 and 745,148 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the nine months ended May 31, 2001 and May 31, 2000, 1,075,519 and 728,548 options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

New Pronouncement

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as

amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," and SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." SFAS No.133 standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133, are required to be reported in earnings. The Company adopted this standard on September 1, 2000 and has not designated any of its derivative instruments as hedges. The implementation of SFAS No. 133 has had an immaterial effect on the financial statements.

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

    The tables below presents information about reported segments.

Three months ended:

	The Americas	Europe	Asia- Pacific	Total
May 31, 2001
Net Sales	$32,295,000	$8,059,000	$2,319,000	$42,673,000
Operating Income	5,857,000	668,000	156,000	6,681,000
Total Assets	150,262,000	16,005,000	879,000	167,146,000

Three months ended:

	The Americas	Europe	Asia- Pacific	Total
May 31, 2000
Net Sales	$27,496,000	$7,866,000	$2,938,000	$38,300,000
Operating Income	5,282,000	1,532,000	850,000	7,664,000
Total Assets	64,186,000	15,476,000	805,000	80,467,000

Nine months ended:

	The Americas	Europe	Asia- Pacific	Total
May 31, 2001
Net Sales	$78,996,000	$25,197,000	$8,892,000	$113,085,000
Operating Income	13,419,000	3,368,000	2,052,000	18,838,000
Total Assets	150,262,000	16,005,000	879,000	167,146,000
May 31, 2000
Net Sales	$77,868,000	$25,641,000	$9,575,000	$113,084,000
Operating Income	14,627,000	5,286,000	2,978,000	22,891,000
Total Assets	64,186,000	15,476,000	805,000	80,467,000

Product Line Information:

	Three Months Ended
	May 31, 2001	May 31, 2000
Revenues
Lubricants	$34,273,000	$32,714,000
Hand cleaning products	2,492,000	5,586,000
Household Cleaners	5,908,000	0

Total	$42,673,000	$38,300,000

	Nine Months Ended
	May 31, 2001	May 31, 2000
Revenues
Lubricants	$100,475,000	$103,449,000
Hand cleaning products	6,702,000	9,635,000
Household Cleaners	5,908,000	0

Total	$113,085,000	$113,084,000

NOTE 4—SELECTED FINANCIAL STATEMENT INFORMATION

	May 31, 2001	August 31, 2000
Inventories
Raw Materials	$987,000	$575,000
Finished Goods	8,313,000	6,425,000

	$9,300,000	$7,000,000

HPD-Property, plant and equipment	$1,457,000	0
Property, plant and equipment	9,522,000	$8,805,000
Accumulated depreciation	(4,617,000)	(3,970,000)

	$6,362,000	$4,835,000

HPD-Goodwill and intangibles	$59,686,000	0
Goodwill and other intangibles	35,809,000	$34,724,000
Accumulated amortization	(8,648,000)	(6,470,000)

	$86,847,000	$28,254,000

NOTE 5—ACQUISITION OF STOCK

    On April 30, 2001, the Company completed its acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition, as of April 27, 2001, of the entire capital stock of HPD Holdings Corp. a Delaware corporation, and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and, accordingly HPD's results of operations have been included in the consolidated financial statements since the date of acquisition.

    The three principal brand trademarks and related patents acquired by the registrant are 2000 Flushes and X-14 toilet bowl cleaners, X-14 hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition included inventory and a manufacturing facility located in Memphis Tennessee, including real property and manufacturing equipment and related physical property assets. Contemporaneously with the acquisition of HPD Holdings Corp., VML Company, L.L.C., a Delaware limited liability company, took title to the inventory and manufacturing facility assets, with the exception of the real property. Consistent with the Company's policy regarding inventory held at contract packagers, this inventory is recorded in the Company's accounts. The Company maintains a thirty percent (30%) membership interest in VML Company, subject to vesting as to its equity interest therein over a period of six years. No capital contribution was provided by the Company for its membership interest in VML Company. The other member of VML Company is an affiliate of an existing contract manufacturer for the Company with respect to its existing business operations.

    The Company paid cash in the amount of $66.725 million and issued to the selling stockholders and warrant holders 276,488 shares of restricted $.001 par value common stock of the Company having a value as of $5 million as determined pursuant to the Stock Purchase Agreement dated March 26, 2001. All outstanding debts of HPD Holdings Corp. were paid as of the closing date with the exception of trade payables and certain other accrued liabilities incurred in the ordinary course of business.

    Cash for the acquisition was obtained through a new senior credit facility in the amount of $85 million arranged by Union Bank of California, N.A. ("Union Bank"). Proceeds from the financing were also used to repay an existing credit facility with Union Bank in the amount of approximately $18 million. The Company maintained $5 million of borrowing capacity under the new credit facility following the acquisition.

    The inventory and manufacturing facility equipment and other physical property assets were sold to VML Company for approximately $6.9 million, consisting of inventory in the amount of approximately $6.15 million and equipment and other property of $750,000. VML Company obtained bank financing for the purchase from AmSouth Bank in the amount of $4.75 million and the Company accepted a promissory note from VML Company for approximately $1.15 million, fully amortized over five years. The Company has guaranteed a VML Company credit line, representing a portion of the AmSouth Bank credit arrangements, with a maximum liability of $3 million.

    The following summary presents the results of operations for the nine months ended May 31, 2001 and 2000, on an unaudited pro forma basis, as if the acquisition completed during the nine months ended May 31, 2001 had occurred September 1, 1999. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

	Nine Months Ended (unaudited)
	May 31 2001	May 31 2000
Net sales	$158,279,000	$160,562,000

Net income	$9,224,000	$6,771,000

Basic earnings per share	$0.59	$0.43

Diluted earnings per share	$0.59	$0.43

    The following summary shows allocation of the purchase price to the various assets and liabilities of HPD Holdings Corp. as of April 30, 2001. The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

Cash	$263,000
Accounts receivable, net	5,198,000
Deferred Taxes	8,121,000
Prepaid Expenses	637,000
Property, plant and equipment, net	1,469,000
Goodwill and other intangibles	59,686,000
Other assets	1,144,000
Accounts payable and other accrued liabilities	(10,445,000)
Other long-term debt	(98,000)

Total purchase price	$65,975,000

NOTE 6—SUBSEQUENT EVENTS

    On June 26, 2001, the Company's Board of Directors declared a cash dividend of $.27 per share payable on July 30, 2001 to shareholders of record on July 12, 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 2001 COMPARED TO THIRD QUARTER OF FISCAL YEAR 2000

    Net sales were $42.7 million in the quarter ended May 31, 2001, an increase of 11% from net sales of $38.3 million in the comparable prior year period. Sales for the Company's three trading blocs are broken down as follows (in millions):

	Three months ended
	May 31, 2001		May 31, 2000
Americas	$32.3	76%	$27.5	72%
Europe	8.1	19%	7.9	20%
Asia Pacific	2.3	5%	2.9	8%

TOTAL	$42.7	100%	$38.3	100%

    In the Americas region, sales for the third quarter ended May 31, 2001 were up 17% in comparison to the prior year period, with increases in the U.S., Canada and Latin America of 14%, 33% and 77%, respectively. For the region, 88% of the sales in the third quarter came from the U.S., and 12% came from Canada and Latin America. The increase in the U.S. is mainly due to the acquisition of HPD Holdings Corp. and the Global Household Brands, X-14, 2000 Flushes and Carpet Fresh. These brands added $5.9 million to the quarter's sales and represent 21% of the total U.S. sales. The additional sales from the Global Household Brands along with increases in U.S. lubricant sales were enough to offset the sharp decrease in Lava sales for the quarter. Lava sales were down compared to the third quarter prior year primarily due to a one-time, non-recurring promotion held last year. Canada had significant increases in both WD-40 and 3-IN-ONE, while the increase in Latin America came from a 97% increase in WD-40 sales, partially offset by a decrease in 3-IN-ONE sales. Without the impact of the Global Household Brands, Carpet Fresh, X-14 and 2000 Flushes, sales for the Americas region would have been down 4% compared to the same quarter last fiscal year.

    In U.S. dollar terms, Europe experienced third quarter sales 2.5% higher than sales in the comparable period of fiscal 2000. Sales for the region were up over 11.3% in local currencies, but show a smaller increase when converted in consolidation due to the strength of the U.S. dollar. There was double-digit growth in all of our direct markets in Europe with the exception of Germany. The decline in Germany follows several years of strong growth in that market. Sales fell off significantly in the Middle East and Africa. After translation into U.S. dollars, sales to the Middle East and Africa were down by 35% and 52%, respectively.

    In the Asia/Pacific region, total sales were down 21% from the prior year period. Australia sales for the third quarter of the fiscal year were up 59%. This increase is primarily attributable to sales from the newly acquired Solvol brand of heavy-duty hand cleaner, acquired on October 1, 2000. In addition, Australia continues to have strong growth in lubricant sales. Sales for the rest of the region were down by 39% primarily due to customer concerns over a softening U.S. economy.

    Gross profit was $23.0 million, or 53.9% of sales in the third quarter, up from $20.8 million, or 54.3% of sales in the comparable period last year. The Company expects its gross profit margin to remain relatively steady despite continued pressure due to changes in its customer mix. As an increasing portion of the Company's sales are made to fewer, but larger, customers with greater purchasing power, selling prices and margins are negatively impacted.

    Selling, general, & administrative expenses for the quarter ended May 31, 2001 decreased to $8.3 million from $8.5 million for the comparable prior year period. As a percentage of sales, SG&A decreased to 19% in the third quarter from 22% last year. The decrease in SG&A achieved in this quarter is not expected to continue in light of the increased overhead resulting from the acquisition of HPD Holdings Corp.

    Advertising and sales promotion expense rose by $2.8 million from the prior year to $6.9 million in the third quarter ended May 31, 2001. Advertising and sales promotion as a percentage of sales increased to 16% in the third quarter from 11% in the comparable prior year period. The increase over the prior year is primarily due to increased marketing investment related to the introduction of the Lava brand in the U.K., as well as the higher level of marketing investment attributable to Global Household Brands. The Company introduced the Lava brand in the U.K. during the first quarter and has scheduled significant advertising and promotional activity during this fiscal year. Advertising and sales promotion expense for the Global Household Brands represented 31% of Global Household Brand sales. Because of the increased investment in Lava promotion and the higher historical marketing spend required by Global Household Brands, the Company expects advertising and sales promotion to remain above the historical level of 10% of sales.

    Amortization expense was $1.1 million for the third quarter compared to $.6 million in the comparable period last year. The increase is primarily due to the amortization of goodwill and other intangibles acquired in the current fiscal year, related to the acquisition of the Solvol brand in October and the Global Household Brands in April. Another portion of this expense reflects the amortization of goodwill attributable to the purchase of the Lava brand in April 1999 and the 3-IN-ONE brand in 1995.

    Income from operations was $6.7 million, or 16% of sales in the third quarter, compared to $7.7 million, or 20% of sales in the second quarter of fiscal 2000. The decline in income from operations as a percentage of sales was due to the items discussed above, namely increases in advertising and promotions and amortization expenses.

    The components of other income (expense) are shown below:

	For the three months ended
	May 31, 2001	May 31, 2000
Interest Income (Expense), net	$(671,000)	$(285,000)
Foreign Currency Gains (Losses)	(369,000)	130,000
(Loss) Gain on Disposal of PP&E	2,000	(18,000)
Other Income	(19,000)	3,000

TOTAL	$(1,057,000)	$(170,000)

    The change in net interest expense from $285,000 for the quarter ended May 31, 2000 to $671,000 of expense for the quarter ended May 31, 2001 is due to increased borrowings used to fund the acquisition of HPD Holdings Corp. and the Global Household Brands. Foreign currency exchange, primarily between European currencies, namely the British pound against the Euro, produced losses of $369,000 in the third quarter of fiscal 2001 compared to gains of $130,000 in the third quarter of fiscal 2000.

    The Company's effective tax rate for the third quarter of fiscal 2001 is 34.0%; equal to that achieved for the year ended August 31, 2000.

    Net income was $3.7 million, or $.24 per share on a fully diluted basis for the third quarter of fiscal 2001, versus $4.9 million, or $.32 in the comparable period last year.

NINE MONTHS ENDED MAY 31, 2001 COMPARED TO NINE MONTHS ENDED MAY 31, 2000

    Net sales were $113.1 million in the nine months ended May 31, 2001, equal to sales for the nine months ended May 31, 2000. Sales for the Company's three trading blocs are broken down as follows (in millions):

	Nine months ended
	May 31, 2001		May 31, 2000
The Americas	$79.0	70%	$77.9	69%
Europe	25.2	22%	25.6	23%
Asia Pacific	8.9	8%	9.6	8%

Total	$113.1	100%	$113.1	100%

    In the Americas region, sales for the nine months ended May 31, 2001 were up 1.4% from the prior year period. The increase is due to the added sales of Global Household Brands during the last month of the quarter. Without the impact of this acquisition, year to date sales would have been down 6%. This decline from the prior year is primarily due to the lower sales for Lava in the U.S. market. Lava sales are down primarily due to a large non-recurring promotion held during the third quarter of the previous year. While year to date Canada sales are flat, Latin American sales were up 15% compared to prior year.

    In Europe, sales for the first nine months were down 1.5% from the same period in the prior year due to the impact of foreign financial statement conversion. Sales for the region were up 8.3% in local currencies, but show a decrease when converted in consolidation due to the strength of the U.S. dollar. The weakness of the British pound against the U.S. dollar resulted in a $2.6 million dollar reduction in sales upon translation. That, combined with the impact of other currency fluctuations has reduced year to date earnings by about 3 cents per share. Prior to translation into U.S. dollars, sales in the direct markets of U.K., France, Spain and Italy continue to have double-digit growth compared to sales of the prior year period. Sales in France, Spain and Italy, even after translation to U.S dollars, exceeded the prior year amounts by 20%, 19% and 146%, respectively. Sales were off in the Middle East, where sales fell below prior year levels both before and after translation. After translation into U.S. dollars, sales to the Middle East were down by 38%, and sales to Africa were off by 18%.

    In the Asia/Pacific region, total sales were down 7% from the prior year period. Australia sales for this fiscal year were up 33% from the prior year. While WD-40 sales have remained stable, the increase is attributable to sales from the newly acquired Solvol brand of heavy-duty hand cleaner, acquired on October 1, 2000. Sales for the rest of the region were down 16%. Lower sales in the rest of the region are primarily attributable to customers' concerns about the slowing U.S. economy and the strengthening of the U.S. dollar.

    Gross profit was $62.6 million, or 55.4% of sales for the first nine months, up from $61.9 million, or 54.8% of sales in the comparable period last year. The Company's margin percentage continues to remain high for the nine months due to the benefit seen in the first two quarters. The Company expects continued pressure on its gross profit margins.

    Selling, general, & administrative expenses for the nine months ended May 31, 2001 increased slightly to $25.9 million from $25.8 million for the comparable prior year period. While the year to date increase in SG&A expense has been slight during the first three quarters, we expect it to expand in the final quarter due to the acquisition of HPD Holdings Corp.

    Advertising and sales promotion expense rose to $15.5 million for the first nine months of fiscal 2001 from $11.4 million for same period of fiscal 2000. Advertising and sales promotion as a percentage of sales increased to 13.7% for the nine months ended May 31, 2001 from 10.1% in the comparable prior year period. The rise is due to the new acquisition of Global Household Brands as well as the Company's decision to increase its investment in promotions for the Lava brand.

    Amortization expense was $2.3 million for the first nine months compared to $1.8 million last year. The increased expense is due to the amortization of intangibles acquired during the year, most notably the Solvol brand of heavy-duty hand cleaner, and the Global Household Brands of X-14, 2000 Flushes and Carpet Fresh. The Company acquired Solvol in October 2000 and the Global Household Brands in April 2001.

    Income from operations was $18.8 million, or 16.7% of sales for the first nine months of fiscal 2001, compared to $22.9 million, or 20.2% of sales for the comparable period of fiscal 2000. The decline in income from operations as a percentage of sales was due to the items discussed above, namely the increases in advertising and promotion expense and amortization expense.

    The components of other income (expense) are shown below:

	For the nine months ended
	May 31, 2001	May 31, 2000
Interest Income (Expense), net	$(1,197,000)	$(650,000)
Foreign Currency Gains (Losses)	(277,000)	20,000
(Loss)Gain on Disposal of PP&E	(5,000)	(7,000)
Other Income	69,000	75,000

TOTAL	$(1,410,000)	$(562,000)

    Interest expense increased from $650,000 for the nine months ended May 31, 2000 to $1,197,000 for the nine months ended May 31, 2001. Interest expense is largely related to the funds borrowed in order to finance the acquisition of the Global Household Brands in the third quarter, and the Lava brand in the fiscal year 1999. Foreign currency exchange produced losses of $277,000 for the first nine months of fiscal 2001 compared to gains of $20,000 for the comparable prior year period.

    The Company's effective tax rate through the third quarter of fiscal 2001 is 34.0%; equal to that achieved for the year ended August 31, 2000.

    Net income was $11.5 million, or $.74 per share on a fully diluted basis for the first nine months of fiscal 2001, versus $14.6 million, or $.94 in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $5.5 million at the end of the quarter, up from $2.6 million at the end of fiscal 2000. Accounts receivable increased by $721,000 from $29.5 million to $30.3 million and inventory increased by $2.3 million from $7.0 million to $9.3 million. Inventories in Europe have increased to facilitate the introduction of the Lava brand.

    Current liabilities increased $14.2 million to $35.4 million at the end of the quarter from $21.2 million at August 31, 2000. The increase in current liabilities is primarily due to the liabilities acquired in the HPD Holdings Corp. stock acquisition.

    On April 30, 2001, the Company completed its acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition, as of April 27, 2001, of the entire capital stock of HPD Holdings Corp. a Delaware corporation, and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation.

    Cash for the acquisition was obtained through a new senior credit facility in the amount of $85 million arranged by Union Bank of California, N.A. Proceeds from the financing were also used to repay an existing credit facility with Union Bank in the amount of approximately $18 million. The new credit facility consists of two term loans and a revolving loan, in the amounts of $30 million, $15 million and $40 million, respectively. All of the loans mature in April of 2006. At May 31, 2001, the original principal amounts remained due under the term loans, and $33 million in borrowings were outstanding under the revolving loan.

    On October 1, 2000, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaners for $1.1 million from Unilever Australia Ltd. The Company spent $1.1 million for new capital assets during the first nine months, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2001, the Company expects to spend approximately $1.5 million for new capital assets, primarily for computer hardware and software in support of sales and operations and vehicle replacements in Europe.

    The Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, repay debt, as well as to pay future dividends.

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

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits.

Exhibit No.		Description
Certificate of Incorporation and Bylaws
3	(a)	The Certificate of Incorporation of WD-40 Company is incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 2000, Exhibit 3 (a) thereto.
3	(b)	The Bylaws of WD-40 Company are incorporated by reference from the Registrant's Form 10-Q Quarterly Report filed January 14, 2000, Exhibit 3 (b) thereto.
10
The Stock Purchase Agreement dated March 26, 2001 for the Registrant's acquisition of HPD Holdings Corp. is incorporated by reference from the Registrant's Form S-3 Registration Statement filed June 26, 2001, Exhibit 2.0 thereto.
(b)
Reports on Form 8-K.

(1)
On May 11, 2001, the Registrant filed a Form 8-K to report the Company's acquisition, on April 30, 2001, of the entire capital stock of HPD Holdings Corp., a Delaware corporation and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant
Date: July 10, 2001	/s/ MICHAEL J. IRWIN Michael J. Irwin Chief Financial Officer (Principal Financial Officer)

QuickLinks

WD-40 Company Consolidated Condensed Balance Sheet
WD-40 Company Consolidated Condensed Statement of Income (Unaudited)
WD-40 Company Consolidated Condensed Statement of Cash Flows (Unaudited)
WD-40 Company Consolidated Condensed Statement of Other Comprehensive Income (Unaudited)
WD-40 COMPANY NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS May 31, 2001 (Unaudited)