Form 10-K405
period 2001-08-31
WD 40 CO
filed 2001-11-07
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2001	Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1797918 (I.R.S. Employer Identification No.)
1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)

Registrant's telephone number, including area code (619) 275-1400

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

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 18, 2001 was $315,648,000.

As of October 18, 2001 the Registrant had 15,723,096 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the annual meeting of stockholders on December 11, 2001 is incorporated by reference into PART III, Items 10-12.

PART I

ITEM 1 — Business

    (a) General Development of Business.

    For more than four decades, WD-40 Company sold only one petroleum-based product, known as WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner from Block Drug Company, and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner from Unilever Australia, Ltd. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (DIY), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®.

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

    In fiscal 1999, the Company acquired the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Lava brand is more than 100 years old and is well recognized by U.S. consumers. Because the characteristics of the Lava consumer are very similar to those of the WD-40 consumer, the Company feels that the strength of the WD-40 brand name will be an effective vehicle in promoting the growth of Lava in the U.S. In addition, the Company saw opportunities to develop the brand internationally and in distribution channels in which the brand has not yet been sold.  In August 1999, the Company announced the introduction of several new products to augment the Lava product line, including the Lava Heavy-Duty Hand Cleaner Towel and several new sizes of the Lava Liquid Hand Cleaner. During the first quarter of fiscal 2001, the Company introduced the Lava brand into the U.K. market and acquired the Solvol brand of heavy-duty hand cleaner in Australia from Unilever Australia Ltd.

    On April 30, 2001, the Company completed its acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands. The three principal brand trademarks are 2000 Flushes and X-14 toilet bowl cleaners, X-14 hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its Fortress of Brands strategy, while also providing economies of scale in sales, manufacturing, and administration. With Global Household Brands' broker network and grocery business, and WD-40 Company's DIY distribution, there is good growth potential for all brands across new trade channels.

    (b) Financial Information About Industry Segments.

    The Company's operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized primarily on the basis of geographical area into the following segments: the Americas, Europe and Asia/Pacific. In addition, management assesses revenue on the basis of product categories.

    The Company's revenue comes from three product categories—the manufacture and sale of multi-purpose lubricants, the manufacture and sale of heavy-duty hand cleaners, and the manufacture and sale of household cleaners. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, and industrial distributors and suppliers, while the household cleaners are mainly sold in grocery and mass markets.

    (c) Narrative Description of Business.

    WD-40 Company manufactures and markets two multi-purpose lubricant products known as "WD-40" and "3-IN-ONE Oil", two heavy-duty hand cleaners known as "Lava" and "Solvol" brands, and three household cleaners known as "X-14" hard surface cleaners and automatic toilet bowl cleaners, "2000 Flushes" automatic toilet bowl cleaner, and "Carpet Fresh" room and rug deodorizer.

    WD-40 is sold in aerosol cans and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets, and industrial distributors and suppliers. It has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods, and gardening applications. The product also has numerous industrial applications.

    3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is a market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product's high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance. In fiscal 2000, the Company introduced a patented new telescoping spout for 3-IN-ONE that allows precise delivery of oil in tight, hard-to-reach places.

    The Company purchased the Lava brand of heavy-duty hand cleaner from Block Drug Company in April 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand was comprised of two sizes of bar soap and one size of liquid cleaner. In August 1999, the Company augmented the brand with the addition of the Lava Towel, a waterless hand cleaning towel and two new sizes of Liquid Lava. The Company's strategy in acquiring this brand was to first expand distribution in the U.S. and then begin to market Lava internationally. Prior to the Company's acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. The Company believes that the Lava brand, because of its heavy-duty characteristics, will have greater appeal to consumers who shop in other channels such as hardware, automotive and club stores. The Company intends to develop distribution in these channels where, with its WD-40 and 3-IN-ONE brands, it has considerable marketing experience.  For international expansion in the Heavy-Duty hand cleaner market, the Company launched the Lava brand in the U.K., and acquired the Solvol brand in Australia during the first quarter of fiscal year 2001. Solvol, Australia's leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. During the year, the Company increased the product offering of the brand by adding a liquid cleaner.

    The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands with the April 2001 stock purchase of HPD Holdings, Inc. and its wholly owned subsidiary HPD Laboratories, Inc., doing business as Global Household Brands. The X-14 brand is a line of hard surface and automatic toilet bowl cleaners. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, and as a liquid daily shower cleaner. The X-14 line also includes an automatic toilet bowl cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed up. Carpet Fresh is also sold as an aerosol foam which doesn't require vacuuming. At the time of the acquisition, the brands were sold primarily through grocery, drug, and mass retail channels. The Company intends to expand distribution of these items into new channels and utilize this new segment to help grow distribution of the other brands into grocery channels.

    WD-40 Company is subject to competition from many similar products which perform some or all of the functions of WD-40, 3-IN-ONE Oil, Lava, Solvol, X-14, 2000 Flushes and Carpet Fresh. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, and its unique platform of multiple distribution channels as its primary competitive strategies. Competition in international markets varies by country. The Company has no way of estimating the total size of the market or the proportion of the market held by the Company.

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

    Alternate sources of constituent chemicals are readily available and there are no current or anticipated shortages of any raw materials considered essential to the business. There are no environmental laws or regulations currently affecting capital expenditures. Recent focus on environmental regulations relating to VOCs (Volatile Organic Compounds) resulted in a change in the formulation of the WD-40 product whereby CO2 was chosen as the aerosol propellant in late 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company's profitability.

    The Company owns numerous patents, but relies primarily upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, X-14, 2000 Flushes, and Carpet Fresh trademarks are registered in the United States and in various foreign countries.

    At August 31, 2001 the Company employed 227 people worldwide: 140 by the United States parent corporation, 5 of which are based in the Malaysian sales office; 11 by the Company's Canadian subsidiary; 66 by the United Kingdom subsidiary, including 11 in Germany, 10 in France, 4 in Italy and 8 in Spain; 7 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company's manufacturing subsidiary. The majority of the Company's employees are engaged in sales and/or marketing activities.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales.

    The information required by this item is included in Note 13—Business Segments and Foreign Operations, of the Company's consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts to hedge non-functional currency cash balances. With the continuing expansion of the Company's business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

ITEM 2 — Properties

    The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 2,200 square feet of office space in San Diego. The Company leases approximately 1,300 square feet of office space for sales offices in each of the following cities: Atlanta, Georgia; Miami, Florida; Northbrook, Illinois; Thousand Oaks, California.  The Company also has a lease ending on February 28, 2002 for 12,000 square feet of office space in Edison, New Jersey. This space will not be needed after the full integration of Global Household Brands into the Company's administration.

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

    The Company leases approximately 1,800 square feet of office space for a sales office in Kuala Lumpur, Malaysia. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy. With minor adjustments, the Company believes that these properties should be sufficient to meet its needs for office and plant facilities for several years.

ITEM 3 — Legal Proceedings

    The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4 — Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

    The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	45	President and Chief Executive Officer. Mr. Ridge joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.
Michael J. Irwin	38
		Senior Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President Marketing for The Americas, and was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001.
Graham P. Milner	47
		Senior Vice President, The Americas. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas in March, 1997 and became Senior Vice President, The Americas, in April, 1998.
Michael L. Freeman	48
		Senior Vice President Operations, Chief Information Officer. Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President Administration and Chief Information Officer in December, 1996, and was promoted to Senior Vice President Operations in September, 2001.
Geoffrey J. Holdsworth	39
		Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.
William B. Noble	43
		Managing Director, WD-40 Company Ltd. (U.K.) Mr. Noble joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December, 1996.

    All executive officers hold office at the pleasure of the Board of Directors. In addition, the Company has entered into employment agreements with Mr. Ridge, Mr. Irwin, Mr. Milner, Mr. Freeman, Mr. Holdsworth, and Mr. Noble for three-year terms. Subject to renewal, Mr. Ridge's contract term expires on August 1, 2002 and the other officers' contracts expire on July 9, 2004.

PART II

ITEM 5 — Market For Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 2001, the approximate number of holders of record of the Company's common stock was 1,973. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's common stock for the periods indicated, as reported by Nasdaq.

SELECTED STOCK INFORMATION

	Fiscal 2001			Fiscal 2000
	High	Low	Dividend	High	Low	Dividend
First Quarter	$22	$19.0938	$.32	$24.7188	$21.625	$.32
Second Quarter	21.875	18.625	.32	24	17.50	.32
Third Quarter	23	17.68	.27	22.5625	17.50	.32
Fourth Quarter	23.29	18.80	.27	21.5	18.32

ITEM 6 — Selected Financial Data

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending August 31, 2001:

QUARTER ENDED:	Net Sales	Gross Profit	Net Income Before Accounting Change	Cumulative Effect of Accounting Change	Net Income	Diluted EPS Before Accounting Change	Diluted Earnings Per Share
November 30, 1999	$32,182,000	$17,447,000	$3,053,000		$3,053,000	$0.20	$0.20
February 29, 2000	42,602,000	23,670,000	6,664,000		6,664,000	0.43	0.43
May 31, 2000	38,300,000	20,813,000	4,905,000		4,905,000	0.32	0.32
August 31, 2000	39,614,000	21,354,000	5,936,000		5,936,000	0.38	0.38

	$152,698,000	$83,284,000	$20,558,000		$20,558,000	$1.33	$1.33

November 30, 2000	$29,142,000	$16,734,000	$2,427,000	(980,000)	$1,447,000	$0.16	$0.10
February 28, 2001	41,270,000	22,894,000	5,364,000		5,364,000	0.35	0.35
May 31, 2001	42,673,000	22,990,000	3,713,000		3,713,000	0.24	0.24
August 31, 2001	61,491,000	32,411,000	5,379,000		5,379,000	0.34	0.34

	$174,576,000	$95,029,000	$16,883,000	(980,000)	$15,903,000	$1.08	$1.02

    As discussed in Note 1 to the consolidated financial statements, during the fourth quarter of the fiscal year 2001, the company changed its revenue recognition policy pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." As a result, the company changed its revenue recognition policy effective September 1, 2000 to recognize revenue upon delivery rather shipment of products. The cumulative effect of this accounting change was $980,000 net of tax, and is reflected in the first quarter ended November 30, 2000 net income above. Other than the cumulative effect adjustment, the impact of this accounting change was not material to previously reported quarterly results.

    The following data has been derived from the Company's audited financial statements. The impact of the accounting change discussed in the previous paragraph was not material to previously reported results; therefore such results have not been recast to reflect the change. The consolidated balance sheets at August 31, 2001 and 2000 and the related consolidated statements of income, of cash flows and of shareholders' equity of the Company for the three years ended August 31, 2001 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.

Year ended August 31,

	2001	2000	1999	1998	1997
Net sales	$174,576,000	$152,698,000	$146,348,000	$144,397,000	$137,893,000
Cost of product sold	79,547,000	69,414,000	64,558,000	62,984,000	59,286,000

Gross profit	95,029,000	83,284,000	81,790,000	81,413,000	78,607,000
Operating expenses	66,940,000	51,661,000	47,846,000	47,253,000	43,959,000

Operating income	28,089,000	31,623,000	33,944,000	34,160,000	34,648,000
Interest income (expense), net	(2,508,000)	(495,000)	256,000	96,000	(1,288,000)

Income before income taxes and accounting change	25,581,000	31,128,000	34,200,000	34,256,000	33,360,000
Provision for income taxes	8,698,000	10,570,000	12,135,000	12,368,000	11,997,000

Net income before effect of accounting change	16,883,000	20,558,000	22,065,000	21,888,000	21,363,000
Cumulative effect of accounting change	(980,000)
Net Income	$15,903,000	$20,558,000	$22,065,000	$21,888,000	$21,363,000

Earnings per share
Basic
Income before effect of accounting change	$1.08	$1.33	$1.41	$1.40	$1.37
Cumulative effect of accounting change	(0.06)

	$1.02	$1.33	$1.41	$1.40	$1.37

Diluted
Income before effect of accounting change	$1.08	$1.33	$1.41	$1.40	$1.37
Cumulative effect of accounting change	(0.06)

	$1.02	$1.33	$1.41	$1.40	$1.37

Dividends per share	$1.18	$1.28	$1.28	$1.28	$1.25
Total assets	$166,636,000	$84,950,000	$91,957,000	$70,945,000	$65,418,000
Long-term obligations	$76,653,000	$10,911,000	$15,421,000	$2,037,000	$2,710,000
Number of employees	227	184	177	167	165

ITEM 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    Net sales were $174.6 million in fiscal 2001, $152.7 million in 2000 and $146.3 million in 1999, representing increases over the prior year of 14.3% in fiscal 2001 and 4.3% in fiscal 2000. Sales for the Company's three trading blocs are broken down as follows ($ in millions):

	2001		2000		1999
Americas	$125.9	72%	$104.5	68%	$96.9	66%
Europe	35.7	20%	34.3	23%	37.3	26%
Asia/Pacific	13.0	8%	13.9	9%	12.1	8%

TOTAL	$174.6	100%	$152.7	100%	$146.3	100%

    In the Americas region, sales increased by 20.5% from $104.5 million in fiscal 2000 to $125.9 million in fiscal 2001. The increase in sales is primarily due to Global Household Brands sales in the U.S., which were $25.4 million for the year.

    In the region, 87.7% of the sales in 2001 came from the U.S., and 12.3% from Canada and Latin America. This reflects a change in sales from 2000 and 1999 when 86% of the sales came from the U.S., and 14% from Canada and Latin America. As the U.S. and Canada are both mature and well-developed markets for the WD-40 brand, near-term growth in the region should come primarily from sales of heavy-duty hand cleaner products and the Global Household Brands products, which the Company acquired in April 2001.

    Within the European region, sales grew by 3.9% to $35.7 million in fiscal 2001 after a decline of 7.9% from 1999 to 2000. Sales in local currencies were considerably better year-to-year, still posting gains despite the weakness of the Euro and the British pound against the dollar. The rise in the region's sales for fiscal 2001 is due to increases of 7% in the UK, 20% in France, 27% in Spain and 94% in Italy, partially offset by decreases in sales of 4% in Germany, 18% in Africa, and 35% in the Middle East. Sales from the U.K., which is a mature and well-established market for the Company's products, accounted for 34% of the region's sales in 2001, flat from 33% in 2000 and 34% in 1999. The principal European countries where the Company sells through a direct sales force—France, Germany, Spain and Italy—together accounted for 34% of the region's sales in 2001, up from 31% in 2000 and 1999. The Company expects the majority of its growth in Europe to come from these four countries during the coming fiscal year.

    In the Asia/Pacific region, sales declined by 6.3% from 2000 to 2001 after growing by 15% from 1999 to 2000. Of the sales in the region, 24% were from Australia in 2001, up from 18% in 2000 and 21% in 1999. During 2001, sales in the Asia/Pacific region declined due to the Asian economic and political uncertainty. The Company expects growth in sales from this region in the coming year.

    In fiscal year 2001, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. The household products category represented brands acquired through Global Household Brands. Lubricant sales during the year were $138.9 million, down 1.9% from the prior year. Hand cleaner sales were $10.3 million, down by 7.5%. The decline of hand cleaner sales primarily reflected the comparison to a one-time, non-recurring promotional sale during the prior fiscal year. Household products sales were $25.4 million during the four months following the acquisition.

    Gross profit was $95 million, or 54.4% of sales in fiscal 2001, $83.3 million, or 54.5% in 2000 and $81.8 million, or 55.9% in 1999. Changes in gross profit percentage from year to year are due primarily to changes in average selling prices arising from changes in both the mix of products sold and the mix of customers and trade channels in which the products are sold. In addition, the Company has begun to experience increases in the cost of certain raw materials as a result of the worldwide increase in oil prices. Due to the consolidation of companies in the retailing industry, increasing portions of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins.

    A breakdown of gross profit and gross profit percentage by trading bloc by year follows:

	2001		2000		1999
Americas	$69.0	54.8%	$56.7	54.3%	$53.8	55.5%
Europe	20.0	56.2%	19.9	58.1%	22.0	58.9%
Asia/Pacific	6.0	46.0%	6.7	47.7%	6.0	49.7%

Total	$95.0	54.4%	$83.3	54.5%	$81.8	55.9%

    Selling, general, & administrative expenses were $36.7 million in fiscal 2001, or 21.0% of sales compared to $34.1 million in fiscal 2000, or 22.3% of sales and $32.4 million or 22.1% of sales in 1999. The increase in SG&A expenses in 2001 and in 2000 is due primarily to the addition of overhead related to the Global Household Brands acquisition, as well as continued investment in employee related expenses, supply chain improvements, and information systems required to support future growth. In addition, FY 2001 also had increased freight and warehousing costs associated with Lava.

    Advertising and sales promotion expense was $26.2 million, or 15.0% of sales in 2001, $15.2 million, or 10.0% of sales in 2000 and $14.0 million, or 9.5% of sales in 1999. The large increase in promotion expense is due to the higher advertising spend in the household cleaner industry, as well the introduction of the Lava brand to the European market. The Company expects the advertising and promotion expense to remain at these higher levels. Greater spending in mature markets continues to be needed to support the changing mix in the Company's customer base towards fewer but larger customers with greater purchasing power. Supporting these larger customers requires additional spending in customer-specific marketing and promotional programs.

    Amortization expense was $4.0 million for fiscal 2001, up $1.6 million from $2.4 million in 2000 and $1.5 million in 1999. The increase is due to the amortization of goodwill and intangibles attributable to the purchase of the Lava brand in April 1999, and of the Global Household Brands of X-14, 2000 Flushes, and Carpet Fresh in April 2001. Amortization expense also includes amortization of intangibles attributable to the purchase of the 3-IN-ONE brand in December 1995. The Company is evaluating the effect that the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, may have on its consolidated results of operations and financial position. The Company expects that some of its intangible assets will no longer be amortized upon the adoption of these standards.

    Income from operations was $28.1 million or 16.1% of sales in 2001, $31.6 million, or 20.7% of sales in 2000 and $33.9 million, or 23.2% of sales in 1999. The decline in income from operations as a percentage of sales from 2000 to 2001 was due to the items discussed above, namely the higher advertising and promotion and amortization expenses, related to the recently acquired brands.

    Interest (expense) income, net was ($2,644,000), ($662,000) and $38,000 during the years ended August 31, 2001, 2000 and 1999, respectively. Other income was $136,000 in fiscal 2001, $167,000 in fiscal 2000 and $218,000 in 1999. The components of other income are shown below:

	2001	2000	1999
Foreign currency losses	(143,000)	(23,000)	(67,000)
Gain on disposal of property and equipment	7,000	13,000	12,000
Other income	272,000	177,000	273,000

Total other income	$136,000	$167,000	$218,000

    The increase in interest expense in fiscal 2001 compared to 2000 and in 2000 compared to 1999 is due to the acquisition of Global Household Brands in the third quarter of fiscal year 2001 and the acquisition of the Lava brand in the third quarter of the fiscal year 1999. As a result of these acquisitions, the Company used cash on hand resulting in less cash invested while borrowing funds and incurring higher interest costs.

    Foreign currency exchange produced a net loss of $143,000 in fiscal 2001, a loss of $23,000 in fiscal 2000 and a loss of $67,000 in 1999. Exchange losses have been limited due to programs put in place, particularly in the UK, to better manage currency conversion.  Other income in 2001 includes $24,000 in insurance dividends from key man life insurance policies and $89,000 in increased cash surrender value from key man life insurance policies.

    The provision for income taxes was 34.0% of taxable income in fiscal 2001, $34.0% in 2000, and 35.5% in 1999. The declining income tax rate over the past three fiscal years is due to tax savings arising from recent changes to the Company's operations, which was intended to improve efficiency and visibility in the manufacture of the Company's products.

    Net income was $15.9 million or $1.02 per share on a fully diluted basis in 2001 down from $20.6 million, or $1.33 per share on a fully diluted basis in 2000 and $22.1 million, or $1.41 per share in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    During 2000, the Emerging Issues Task Force issued EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. The Company is currently assessing the impact of this issue.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141, which superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that some of its intangible assets will no longer be amortized upon the adoption of these standards.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is currently assessing the impact of this issue.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased from $2.6 million at the end of fiscal 2000 to $4.4 million at the end of fiscal 2001.

    In the first quarter of fiscal 2001, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaners for $1.2 million from Unilever Australia Ltd. The acquisition was financed with the Company's available cash on hand.

    On April 30, 2001, the Company completed its acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition, as of April 27, 2001, of the entire capital stock of HPD Holdings Corp. a Delaware corporation, and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation.

    Cash for the acquisition was obtained through a senior credit facility in the amount of $85 million arranged by Union Bank of California, N.A. Proceeds from the financing were also used to repay an existing credit facility with Union Bank in the amount of approximately $18 million. The financing consisted of two term loans and a revolving loan, in the amounts of $30 million, $15 million and $40 million, respectively. All of the loans mature in April of 2006. At August 31, 2001, the original principal amounts remained due under the term loans, and $34.8 million in borrowings were outstanding under the revolving loan.

    Subsequent to August 31, 2001, the Company refinanced its credit facility with an insurance company and a bank. The new credit facility consists of a $75 million fixed-rate term loan, which matures in 2011 and a $15 million revolving line of credit, which matures in 2004. Refinancing was completed October 18, 2001.

    At August 31, 2001, working capital was $21.1 million, a decrease of $4.0 million from $25.1 million at the end of 2000 and the current ratio of 1.6 at August 31, 2001 is down from 2.2 at August 31, 2000. These decreases are primarily due to the impact of the HPD Holdings Corp. acquisition. The increase in current liabilities from the HPD Holdings Corp. acquisition were not offset by the increases in accounts receivable and inventories of the acquired corporation. Accounts receivable increased by $4.3 million from $29.5 million to $33.8 million and inventory increased by $3.5 million from $7.0 million to $10.5 million. The increase in accounts receivable related to the acquisition was significantly greater than the increase shown above, but was reduced by $3.6 million due to the change in accounting method, as described in Note 1 of the notes to the financial statements. While inventories in Europe have increased to facilitate the introduction of the Lava brand, $1.7 million of the increase is attributable to the change in accounting method. This amount reflects the cost of goods for sales in transit at year end.

    Current liabilities increased $13.6 million to $34.8 million at the end of fiscal 2001 from $21.2 million at August 31, 2000. The increase in current liabilities is primarily due to the liabilities acquired in the HPD Holdings Corp. acquisition.

    The Company spent $1.5 million for new capital assets during fiscal 2001, primarily for computer hardware and software in support of sales and operations, production molds for new products, and vehicle replacements in Europe. In fiscal 2002, the Company expects to spend approximately

$1.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations and vehicle replacements in Europe.

    Aside from the credit facility, the Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends.

MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations, interest rate risk and changes in the market value of its investments. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

    The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to limit its exposure on converting cash balances maintained in Euros, as well as the Euro legacy currencies, French francs, German marks, Italian lira and Spanish pesetas into British sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges.

    At August 31, 2001, the entire balance of the Company's outstanding borrowings of $79.8 million were variable interest rate loans and subject to fluctuations in interest rates. On October 18, 2001, the Company replaced $75 million of the variable rate loans with a new 10-year fixed rate loan. The change has significantly reduced the Company's exposure to interest rate risk, since only the $15 million revolving line of credit is subject to interest rate fluctuations.

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

    Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations of heavy-duty hand cleaner and the Global Household Brands products in the Americas, the rate of sales growth in European countries, the rate of sales growth in the Asia/Pacific region, the impact of customer mix and raw material costs on gross margins, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, expected increases in advertising and promotion expenses, and legal proceedings.

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

ITEM 8 — Financial Statements and Supplementary Data

    The Company's consolidated financial statements at August 31, 2001 and 2000 and for each of the three years in the period ended August 31, 2001, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages i through xviii.

    Quarterly financial information for the Company has been presented in Item 6 of this Annual Report on Form 10-K.

ITEM 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

ITEM 10 — Directors and Executive Officers of the Registrant

    The information required by this item is set forth under the captions "Security Ownership of Directors and Executive Officers," "Nominees for Election as Directors," "Compensation, Committees and Meetings of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Shareholders, December 11, 2001 (the "Proxy Statement"), which information is incorporated by reference herein.

ITEM 11 — Executive Compensation

    The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph."

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to the Proxy Statement under the headings "Principal Security Holders" and "Security Ownership of Directors and Executive Officers."

ITEM 13 — Certain Relationships and Related Transactions

    Not Applicable.

PART IV

ITEM 14 — Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

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
Material contracts.
Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(k) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 14(c)).
10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant.
10(b)	Form of WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant.
10(c)	The Third Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan is incorporated by reference from the Registrant's Proxy Statement filed on November 9, 2000 (appendix thereto).
10(d)
The Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999 is incorporated by reference from the Registrant's Form 10-K Annual Report filed November 23, 1999, Exhibit 10(d) thereto.
10(e)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001.
10(f)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001.
10(g)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001.
10(h)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001.
10(i)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001.
10(j)
The form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated herein by reference from the Registrant's Proxy Statement filed on November 9, 1999 (Appendix D thereto).
10(k)
The 1999 Non-Employee Director Restricted Stock Plan dated February 5, 1999 and Amendment thereto dated June 27, 2000 are incorporated by reference from the Registrants Form 10-K filed October 25, 2000, Exhibit 10(g) thereto.
10(l)
The Stock Purchase Agreement dated March 26, 2001 for the Registrant's acquisition of HPD Holdings Corp. is incorporated by reference from the Registrant's Form S-3 Registration Statement filed June 26, 2001, Exhibit 2.0 thereto.
21	Subsidiaries of the Registrant.
23	Consent of Independent Accountants.

    (b) Reports on Form 8-K

      (1) On July 11, 2001, the Registrant filed a Form 8-K/A, amending Form 8-K filed May 11, 2001, to report the Registrant's acquisition on April 30, 2001 of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition, as of April 27, 2001, of the entire capital stock of HPD Holdings Corp., a Delaware corporation, and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY Registrant
/s/ MICHAEL J. IRWIN MICHAEL J. IRWIN Senior Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date 11/1/01

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE GARRY O. RIDGE Chief Executive Officer and Director (Principal Executive Officer) Date 10/31/01
/s/ JOHN C. ADAMS, JR. JOHN C. ADAMS, JR., Director Date 10/31/01
/s/ MARIO L. CRIVELLO MARIO L. CRIVELLO, Director Date 11/1/01
/s/ DANIEL W. DERBES DANIEL W. DERBES, Director Date 11/1/01
/s/ JACK L. HECKEL JACK L. HECKEL, Director Date 10/31/01

/s/ GARY L. LUICK GARY L. LUICK, Director Date 11/1/01
/s/ KENNETH E. OLSON KENNETH E. OLSON, Director Date 11/1/01
/s/ GERALD C. SCHLEIF GERALD C. SCHLEIF, Director Date 11/1/01
/s/ NEAL E. SCHMALE NEAL E. SCHMALE, Director Date 11/1/01
/s/ EDWARD J. WALSH EDWARD J. WALSH, Director Date 10/31/01

WD-40 Company
Report and Financial Statements
August 31, 2001, 2000 and 1999

Report of Independent Accountants

To the Board of Directors and
Shareholders of WD-40 Company

    In our opinion, the consolidated financial statements listed in the index appearing under Items 4(a)(1) on page 15 present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the consolidated financial statements, effective September 1, 2000, the Company changed its method of recognizing revenue relating to product shipments.

PricewaterhouseCoopers LLP

San Diego, California
October 5, 2001, except Note 12, which is dated as of October 18, 2001

i

WD-40 Company
Consolidated Balance Sheets
August 31, 2001 and 2000

	2001	2000
Assets
Current assets
Cash and cash equivalents	$4,380,000	$2,619,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,322,000 and $662,000	33,833,000	29,544,000
Product held at contract packagers	2,710,000	1,377,000
Inventories	10,535,000	7,000,000
Other current assets	4,409,000	5,822,000

Total current assets	55,867,000	46,362,000
Property, plant and equipment, net	6,385,000	4,835,000
Goodwill and other intangibles, net	86,642,000	28,254,000
Deferred tax assets	9,548,000	53,000
Other assets	8,194,000	5,446,000

	$166,636,000	$84,950,000

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$4,650,000	$4,497,000
Accounts payable	14,735,000	8,376,000
Accrued liabilities	10,622,000	2,959,000
Accrued payroll and related expenses	1,876,000	3,394,000
Income taxes payable	2,879,000	2,021,000

Total current liabilities	34,762,000	21,247,000
Long-term debt	75,133,000	9,531,000
Deferred employee benefits and other long-term liabilities	1,520,000	1,380,000

Total liabilities	111,415,000	32,158,000
Commitments and contingencies (Note 7)
Shareholders' equity
Common stock, $.001 par value, 36,000,000 shares authorized — 15,717,296 and 15,434,304 shares issued and outstanding	16,000	15,000
Paid-in capital	15,731,000	10,612,000
Retained earnings	40,117,000	42,507,000
Accumulated other comprehensive income (loss)	(643,000)	(342,000)

Total shareholders' equity	55,221,000	52,792,000

	$166,636,000	$84,950,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company
Consolidated Statements of Income
Years Ended August 31, 2001, 2000 and 1999

	2001	2000	1999
Net sales	$174,576,000	$152,698,000	$146,348,000
Cost of product sold	79,547,000	69,414,000	64,558,000

Gross profit	95,029,000	83,284,000	81,790,000

Operating expenses
Selling, general and administrative	36,733,000	34,067,000	32,362,000
Advertising and sales promotion	26,249,000	15,204,000	13,969,000
Amortization expense	3,958,000	2,390,000	1,515,000

	66,940,000	51,661,000	47,846,000

Income from operations	28,089,000	31,623,000	33,944,000
Interest income (expense), net of interest income of $182,000, $45,000 and $187,000 in 2001, 2000 and 1999, respectively	(2,644,000)	(662,000)	38,000
Other income	136,000	167,000	218,000

Income before income taxes and cumulative effect of accounting change	25,581,000	31,128,000	34,200,000
Provision for income taxes before cumulative effect of accounting change	8,698,000	10,570,000	12,135,000

Income before cumulative effect of accounting change	16,883,000	20,558,000	22,065,000
Cumulative effect of accounting change, net of income tax benefit of $516,000	(980,000)	—	—

Net income	$15,903,000	$20,558,000	$22,065,000

Earnings per common share
Basic
Income before cumulative effect of accounting change	$1.08	$1.33	$1.41
Cumulative effect of accounting change	(.06)

	$1.02	$1.33	$1.41

Diluted
Income before cumulative effect of accounting change	$1.08	$1.33	$1.41
Cumulative effect of accounting change	(.06)

	$1.02	$1.33	$1.41

Common equivalent shares
Basic	15,532,285	15,477,250	15,599,501

Diluted	15,542,837	15,479,437	15,652,004

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company
Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Years Ended August 31, 2001, 2000 and 1999

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 1998	15,633,308	$9,680,000	$321,000	$44,318,000	$679,000	$54,998,000
Issuance of common stock upon exercise of options	24,448	525,000				525,000
Issuance of restricted common stock	750	20,000				20,000
Exchange of common stock upon exercise of options	(1,740)	(48,000)				(48,000)
Stock repurchased	(53,620)	(34,000)		(1,212,000)		(1,246,000)
Tax benefit on exercise of stock options			188,000			188,000
Cash dividends				(19,963,000)		(19,963,000)
Equity adjustment from foreign currency translation, net					(365,000)	(365,000)	$(365,000)
Net income				22,065,000		22,065,000	22,065,000

Balance at August 31, 1999	15,603,146	10,143,000	509,000	45,208,000	314,000	56,174,000	$21,700,000

Issuance of common stock upon exercise of options	2,944	47,000				47,000
Stock repurchased	(174,536)	(129,000)		(3,462,000)		(3,591,000)
Recapitalization		(10,046,000)	10,046,000			—
Issuance of restricted common stock	2,750		57,000			57,000
Cash dividends				(19,797,000)		(19,797,000)
Equity adjustment from foreign currency translation, net					(656,000)	(656,000)	$(656,000)
Net income				20,558,000		20,558,000	20,558,000

Balance at August 31, 2000	15,434,304	15,000	10,612,000	42,507,000	(342,000)	52,792,000	$19,902,000

Issuance of common stock upon exercise of options	1,304		20,000			20,000
Stock issued in acquisition, net of issuance cost of $9,000	276,488	1,000	4,991,000			4,992,000
Issuance of restricted common stock	5,200		108,000			108,000
Cash dividends				(18,293,000)		(18,293,000)
Equity adjustment from foreign currency translation, net					(301,000)	(301,000)	$(301,000)
Net income				15,903,000		15,903,000	15,903,000

Balance at August 31, 2001	15,717,296	$16,000	$15,731,000	$40,117,000	$(643,000)	$55,221,000	$15,602,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company
Consolidated Statements of Cash Flows
For the Years Ended August 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities
Net income	$15,903,000	$20,558,000	$22,065,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,320,000	3,409,000	2,422,000
Gain on sale of equipment	(7,000)	(13,000)	(12,000)
Deferred income tax expense (benefit)	(34,000)	211,000	(213,000)
Tax benefit from exercise of stock options	—	—	188,000
Non-cash compensation upon issuance of restricted stock	108,000	—	20,000
Changes in assets and liabilities, net of assets and liabilities acquired
Trade accounts receivable	504,000	(1,852,000)	(1,863,000)
Product held at contract packagers	(1,334,000)	491,000	62,000
Inventories	(3,619,000)	(1,017,000)	(815,000)
Other assets	34,000	(460,000)	(801,000)
Accounts payable and accrued expenses	2,020,000	515,000	4,471,000
Income taxes payable	858,000	(1,214,000)	93,000
Deferred employee benefits	54,000	26,000	232,000

Net cash provided by operating activities	19,807,000	20,654,000	25,849,000

Cash flows from investing activities
Capital expenditures	(1,493,000)	(2,233,000)	(1,308,000)
Proceeds from sale of equipment	103,000	166,000	127,000
Maturities of short-term investments	—	194,000	5,899,000
Acquisition of a business, net of cash acquired	(61,805,000)	—	(23,283,000)
Acquisition of a brand	(1,171,000)	—	—

Net cash used in investing activities	(64,366,000)	(1,873,000)	(18,565,000)

Cash flows from financing activities
Proceeds from issuance of common stock	20,000	104,000	477,000
Stock issuance costs	(9,000)	—	—
Stock repurchase	—	(3,591,000)	(1,246,000)
Proceeds from issuance of long-term debt, net of issuance cost of $1,315,000 in 2001	80,185,000	—	16,000,000
Borowings on line of credit, net	—	2,757,000	—
Repayments of long-term debt	(15,540,000)	(5,255,000)	(1,229,000)
Dividends paid	(18,293,000)	(19,797,000)	(19,963,000)

Net cash provided by (used in) financing activities	46,363,000	(25,782,000)	(5,961,000)

Effect of exchange rate changes on cash	(43,000)	(121,000)	(154,000)

Increase (decrease) in cash and cash equivalents	1,761,000	(7,122,000)	1,169,000
Cash and cash equivalents at beginning of year	2,619,000	9,741,000	8,572,000

Cash and cash equivalents at end of year	$4,380,000	$2,619,000	$9,741,000

Supplemental disclosure of cash flow information
Cash paid for interest	$2,081,740	$1,004,820	$281,945
Cash paid for income taxes	8,301,000	9,721,000	10,563,000
Supplemental disclosure of investing and financing activities
Exchange of common stock upon exercise of options	—	—	48,000
Common stock issued in acquisition	5,000,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company
Notes to Consolidated Financial Statements
August 31, 2001, 2000 and 1999

1. Summary of Significant Accounting Policies

The Company

    WD-40 Company (the "Company"), based in San Diego, California, manufactures and markets two multi-purpose lubricant products known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaners known as Lava and Solvol brands, and three household cleaners known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, and Carpet Fresh room and rug deodorizer. The Company markets products to the United States, Canada, Latin America, the United Kingdom, France, Germany, Spain, Italy, the Middle East, Africa, Asia-Pacific and Australia.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Product Held at Contract Packagers

    Product held at contract packagers represents inventory held at United States, Australian and Canadian contract packagers underlying their obligation to pay the Company for the inventory acquired.

    These contract packagers will continue to package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company's customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale of the inventory until such inventory is received by the customer or when the risk of loss transfers from the Company to the customer.

Inventories

    Inventories are stated at the lower of cost (as determined based on the average cost method) or market.

Property, Plant and Equipment

    Property, plant, and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles and three to ten years for furniture and fixtures.

    The Company capitalizes certain software development and implementation costs for internal use. Development and implementation costs are expensed until management has determined that the software will result in probable future economic benefit. Thereafter, all direct implementation costs, incurred in the application development stage, as well as purchased software costs, are capitalized and amortized using the straight-line method over the remaining estimated lives of five years.

Goodwill and Other Intangibles

    Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired and is amortized on a straight-line basis over an estimated useful life of 15 years. Excess purchase price of approximately $59,716,000 related to a purchase in April 2001 has not been specifically allocated to identifiable intangible assets and goodwill pending the completion of detailed studies of the valuation of such components.

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing parties, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

Fair Value of Financial Instruments

    The Company's financial instruments include cash equivalents, trade receivables, accounts payable, long-term debt and foreign currency exchange contracts. The carrying amounts of these instruments approximate fair value because of the short maturities or variable interest rates.

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company's policy is to place its cash in high credit quality financial institutions. The Company's accounts receivable are primarily derived from customers located in North America, Asia Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

Revenue Recognition

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which clarified the Staff's view on various revenue recognition and reporting matters. As a result, effective September 1, 2000, the Company changed its revenue recognition policy to recognize revenue upon delivery rather than shipment of products.

    The implementation of the change has been accounted for as a change in accounting method and applied cumulatively as if the change occurred at September 1, 2000. The effect of the change was a one-time, noncash reduction to the Company's net income of $980,000, or approximately $0.06 per share, which is included in operations for the year ended August 31, 2001. The pro forma impact of this accounting change on prior periods is not material.

Shipping and Handling Costs

    Shipping and handling costs included in selling, general and administrative costs was $8,572,000, $7,403,000 and $6,609,000 in fiscal 2001, 2000 and 1999, respectively.

Advertising Costs

    The Company primarily advertises through television and print media. The Company's policy is to expense advertising costs as incurred. Advertising expense for the fiscal years ended 2001, 2000 and 1999 were $5,823,000, $2,041,000 and $1,626,000, respectively.

Income Taxes

    Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency

    Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction losses were $143,000, $23,000 and $67,000 for the years ended August 31, 2001, 2000 and 1999, respectively.

    The Company uses foreign currency forward contracts to reduce the risk of foreign currency transactions of its wholly owned foreign subsidiary. The principle currency affected is the euro as well as the euro legacy currencies, French francs, German marks, Italian lira and Spanish pesetas. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. The related receivable or liability with counterparties to the forward contracts is recorded in the consolidated balance sheet. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges. The adoption of Statement of Financial

Accounting Standards ("SFAS") No. 133, Accounting for Derivatives, did not have a material impact on the results of operations during fiscal 2001.

    The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts which exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2001, the Company had approximately $1,800,000 of foreign exchange contracts outstanding, which mature starting in September 2001 and continue to mature through January 2002. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

Earnings Per Share

    Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities are comprised of options granted under the Company's stock option plan (Note 9). For the years ended August 31, 2001, 2000 and 1999, 1,078,652, 706,734 and 134,114 options outstanding, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

Stock-Based Compensation

    The Company measures compensation expense for its stock-based employee and nonemployee Board members' compensation plans using the intrinsic value method. The Company is presenting pro forma disclosures of net income and earnings per share, as if the fair value method had been applied in measuring compensation expense.

Segment Information

    The Company discloses certain information about the Company's operating segments which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized primarily on the basis of geographical areas. In addition, management assesses revenue on the basis of products.

Reclassifications

    Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

2. Recent Accounting Pronouncements

Revenue Measurement

    During 2000, the Emerging Issues Task Force issued EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products for resale. This standard is effective for the Company on March 1, 2002. The Company is currently assessing the impact, if any, of these issues on its consolidated financial statements.

Business Combinations

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a portion of its intangible assets will no longer be amortized upon the adoption of these standards as they will have indefinite lives.

Asset Impairment

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is currently assessing the impact of these issues on its consolidated financial statements.

3. Acquisitions

    On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes, X-14 toilet bowl and hard surface cleaners and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly HPD's results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $72.9 million, consisting of cash of approximately $66.8 million, acquisition costs of $1.1 million and $5.0 million of the Company's common stock (276,488 shares).

x

    The following table presents the allocation of the purchase price to the various assets and liabilities of HPD Holdings Corp. as of April 30, 2001.

Cash	$6,048,000
Accounts receivable, net	5,160,000
Deferred taxes	8,547,000
Prepaid Expenses	588,000
Property, plant and equipment, net	1,470,000
Goodwill and other intangibles	59,716,000
Other assets	1,144,000
Accounts payable and other accrued liabilities	(9,820,000)

Total purchase price	$72,853,000

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

    In conjunction with the acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company assumed ownership of certain inventory and manufacturing facility assets from HPD and will serve as the Company's contract manufacturer for the products acquired from HPD. The Company obtained a 30% membership interest in VML, obtained a note receivable from VML for approximately $1.15 million and has guaranteed $3 million of a VML line of credit which expires in April 2003. During the year ended August 31, 2001, the cost of product purchased from VML was $12,014,000, of which $4,947,000 was owed to VML as of August 31, 2001.

    The following summary presents the results of operations for the year ended August 31, 2001 and 2000, on an unaudited pro forma basis, as if the acquisition was completed at the beginning of fiscal 2000. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

	Year ended August 31,
	2001	2000
	(unaudited)
Net sales	$219,746,000	$217,821,000

Net income	$14,948,000	$10,050,000

Basic earnings per share	$0.95	$0.64

Diluted earnings per share	$0.94	$0.65

4. Selected Financial Statement Information

	2001	2000
Inventories
Raw materials	$1,036,000	$575,000
Finished goods	9,499,000	6,425,000

	$10,535,000	$7,000,000

Property, Plant and Equipment, net
Land	$513,000	$254,000
Buildings and improvements	3,481,000	2,239,000
Furniture and fixtures	4,790,000	4,303,000
Machinery, equipment and vehicles	2,444,000	2,009,000

	11,228,000	8,805,000
Less accumulated depreciation	(4,843,000)	(3,970,000)

	$6,385,000	$4,835,000

Goodwill and Other Intangibles, net
Goodwill and other intangibles	$97,471,000	$34,724,000
Accumulated amortization	(10,829,000)	(6,470,000)

	$86,642,000	$28,254,000

5. Earnings Per Common Share

    The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2001, 2000 and 1999.

	2001	2000	1999
Net income	$15,903,000	$20,558,000	$22,065,000
Weighted-average shares outstanding:
Weighted-average shares outstanding — basic	15,532,285	15,477,250	15,599,501
Dilutive securities	10,552	2,187	52,503

Weighted-average shares outstanding — diluted	15,542,837	15,479,437	15,652,004

6. Long-Term Debt

    Long-term debt is comprised of the following:

	2001	2000
Term loans	$45,000,000	$11,271,000
Revolving line of credit	34,783,000	2,757,000

Total debt	79,783,000	14,028,000
Less current portion	(4,650,000)	(4,497,000)

Long-term debt	$75,133,000	$9,531,000

    In connection with the acquisition of HPD, the Company entered into a senior credit facility in the amount of $85 million with a commercial bank. The facility consists of two term loans (Term A $30 million and Term B $15 million) and a revolving line of credit, of which approximately $5 million remained available for borrowing as of August 31, 2001. The term loans are payable in quarterly installments beginning on September 15, 2001 through April 30, 2006 and the revolving line of credit is due in its entirety on April 30, 2006. Interest is payable at a variable rate on a monthly basis at a rate as defined in the agreement (Term A 6%, Term B 6.75% and the revolving line of credit 6% on $30,000,000 and 7.25% on the remaining $4,783,000 at August 31, 2001). The borrowings are collateralized by substantially all of the Company's assets. The agreement also requires the Company to maintain compliance with certain operating and financial covenants.

    In March of 1999, the Company obtained a term loan and a revolving loan with a commercial bank which were set to expire in May of 2006. The revolving loan was amended in July of 2000 to allow for borrowings of up to $6 million, of which $3,423,000 remained available for borrowing at August 31, 2000. The term loan provided the Company with proceeds of $16 million. At August 31, 2000, interest was paid under the revolving loan and term loan at 8.22% and 8.47%, respectively. A portion of the proceeds from the $85 million senior credit facility noted above were used to repay this term loan and revolving loan.

    In October 2001, the Company replaced term loans A and B and modified the terms of its existing revolving line of credit (Note 12).

7. Commitments and Contingencies

    The Company was committed under certain noncancelable operating leases at August 31, 2001 which provide for the following future minimum lease payments: 2002, $293,000; 2003, $49,000; 2004, $3,000. Rent expense for the years ended August 31, 2001, 2000 and 1999 was $824,000, $768,000 and $564,000, respectively.

    The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

8. Income Taxes

    The provision for income taxes includes the following:

	Year Ended August 31,
	2001	2000	1999
Current Tax Provision
United States	$6,459,000	$7,540,000	$8,188,000
State	849,000	890,000	1,510,000
Foreign	908,000	1,929,000	2,650,000

Total current	8,216,000	10,359,000	12,348,000

Deferred Tax Provision (Benefit)
United States	(34,000)	211,000	(156,000)
Foreign	—	—	(57,000)

Total deferred	(34,000)	211,000	(213,000)

	$8,182,000	$10,570,000	$12,135,000

    The total current tax provision at August 31, 2001 includes a reduction of $516,000 relating to the tax benefit on the cumulative effect of a change in accounting method (Note 1).

    Income before income taxes includes approximately $2,939,000, $5,577,000 and $7,374,000 related to foreign operations for the years ended August 31, 2001, 2000 and 1999, respectively.

    Deferred tax assets and deferred tax liabilities are comprised of the following:

	August 31,
	2001	2000
Deferred Tax Assets
Accrued payroll and related expenses	$264,000	$401,000
State income taxes paid	150,000	177,000
Accounts receivable	1,192,000	633,000
Accounts payable and accrued liabilities	516,000	—
Deferred employee benefits and other long-term liabilities	539,000	565,000
Other	187,000	—
Net operating loss	9,846,000	—

Total deferred tax assets	12,694,000	1,776,000
Deferred Tax Liabilities
Property, plant and equipment, net	(1,957,000)	(207,000)
Other assets	(463,000)	(305,000)

Total deferred tax liabilities	(2,420,000)	(512,000)

Net deferred tax assets	$10,274,000	$1,264,000

    At August 31, 2001, net deferred tax assets include $8,121,000 related to a business combination consummated in April 2001. As of August 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,000,000 that begin to expire in 2019, of which $500,000 were utilized in the current year.

    Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

	Year Ended August 31,
	2001	2000	1999
Amount computed at U.S. statutory federal tax rate	$8,410,000	$10,895,000	$11,970,000
State income taxes, net of federal benefit	832,000	841,000	1,445,000
Other credits	(739,000)	(739,000)	(738,000)
Other	(321,000)	(427,000)	(542,000)

	$8,182,000	$10,570,000	$12,135,000

9. Stock Options

    Under the Company's current stock option plan, the Board of Directors may grant officers and key employees options to purchase up to 3,980,000 shares of the Company's common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options are generally exercisable one year after grant and may not be granted for terms in excess of ten years. At August 31, 2001, options for 685,850 shares were exercisable, and options for 2,195,991 shares were available for future grants.

    A summary of the changes in options outstanding under the Company's stock option plan during the three years ended August 31, 2001 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at August 31, 1998	376,837	$15.44 — $31.75
Granted	165,999	$23.06
Exercised	(24,448)	$15.94 — $23.75
Canceled	(4,792)	$23.06 — $31.75

Balance at August 31, 1999	513,596	$15.44 — $31.75
Granted	247,600	$23.50
Exercised	(2,944)	$15.94
Canceled	(22,400)	$23.06 — $31.75

Balance at August 31, 2000	735,852	$15.44 — $31.75
Granted	717,300	$18.08 — $20.81
Exercised	(1,304)	$15.44
Canceled	(42,800)	$20.81 — $31.75

Balance at August 31, 2001	1,409,048	$15.44 — $31.75

    The following table summarizes information concerning outstanding and exercisable options as of August 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$15.44 – $21.25	803,500	8.60	$20.20	94,200	$20.65
$23.00 – $31.75	605,548	6.76	$25.04	591,650	$24.93

	1,409,048	7.81	$22.28	685,850	$24.35

    If the Company had elected to recognize compensation expense for its stock option plan using the fair value method, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below.

	Year Ended August 31,
	2001	2000	1999
Net Income
As reported	$15,903,000	$20,558,000	$22,065,000
Pro forma	12,866,000	19,729,000	21,651,000
Diluted Earnings Per Share
As reported	$1.02	$1.33	$1.41
Pro forma	$0.83	$1.27	$1.38

    The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2001	2000	1999
Risk-free interest rate	6.01%	5.7%	4.9%
Expected volatility of common stock	38.0%	37.5%	29.0%
Dividend yield	6.15%	5.4%	5.6%
Expected option term	3 years	3 years	3 years

10. Other Benefit Plans

    The Company has a combined WD-40 Company Money Purchase Pension Plan and Trust and WD-40 Company Profit Sharing Plan (the "Plans") for the benefit of its regular full-time employees who meet certain criteria. The Plans provide for annual contributions into a trust to the extent of 10% of covered employee compensation for the WD-40 Company Money Purchase Pension Plan and Trust and as approved by the Board of Directors for the WD-40 Company Profit Sharing Plan and Trust, but which may not exceed the amount deductible for income tax purposes. The Plans may be amended or discontinued at any time by the Company. Contributions charged to income under the Plans in the years ended August 31, 2001, 2000 and 1999 totaled $1,046,000, $1,491,000 and $1,211,000, respectively.

    The Company has a WD-40 Company 401(k) Plan and Trust whereby regular full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to 50% or more of the compensation deferred by employees, but not in excess of the amount deductible for income tax purposes. The Plan may be amended or discontinued

at any time by the Company. Company contribution expense during the years ended August 31, 2001, 2000 and 1999 was approximately $227,000, $182,000 and $161,000, respectively.

    The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,398,000 and $1,510,000 at August 31, 2001 and 2000, respectively. The service and interest cost amounted to approximately $29,000, $303,000 and $375,000 for the years ended August 31, 2001, 2000 and 1999, respectively. During the years ended August 31, 2001, 2000 and 1999, the plan paid benefits of approximately $141,000, $144,000 and $146,000, respectively. A weighted-average discount rate of 7% and a weighted-average rate of compensation increase of 3% were used for each of the years ending August 31, 2001, 2000 and 1999.

    In February 1999, the Board of Directors adopted a Non-Employee Director Restricted Stock Plan to provide for the issuance of 250 of shares restricted common stock of the Company to each non-employee member of the Board of Directors in lieu of $5,000 of cash compensation for past services. The issuance of shares in lieu of cash compensation is mandatory for any director who does not hold shares of the Company having a fair market value of at least $50,000 and optional for all other directors. The shares do not become vested for resale for a period of five years, except in the event of death or retirement from the Board of Directors.

    In March 2000, the Board of Directors increased the number of restricted shares to be issued from 250 to 350. The Board of Directors also further amended the Plan in June 2000 to permit each Director to elect, at such Director's option, to receive 1,000 shares of the restricted Company stock in lieu of a full year's compensation. During the years ended August 31, 2001, 2000 and 1999, the Company issued 5,200, 2,750 and 750 shares of restricted stock.

11. Stock Repurchase Plan

    The Company has a stock repurchase plan authorized by the Board of Directors for the company to acquire up to 5% of the outstanding common stock from time to time in the open market subject to available cash flow and market conditions. The Company repurchased 174,536 and 53,620 shares of common during the years ended August 31, 2000 and 1999, respectively. No shares were repurchased during the years ended August 31, 2001.

12. Subsequent Events

    On September 25, 2001, the Company declared a cash dividend of $.27 per share payable on October 31, 2001 to shareholders of record on October 12, 2001.

    On October 18, 2001, the Company replaced term loans A and B and modified the terms of its existing revolving line of credit. The term loans were replaced with a new $75 million long-term obligation through Prudential Capital. The obligation consists of a fixed rate note with a 10-year term and requires interest only payments for the first 3 years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit has been reduced to an availability of $15 million and matures in 2004.

    The maturity of the fixed rate note is as follows:

Year Ending August 31,
2005	9,286,000
2006	10,714,000
Thereafter	55,000,000

$75,000,000

13. Business Segments and Foreign Operations

    The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location.

    The table below presents information about reported segments for the years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2001
Net sales	$125,858,000	$35,674,000	$13,044,000	$174,576,000
Operating income	19,582,000	5,228,000	3,279,000	28,089,000
Total assets	149,124,000	16,637,000	875,000	166,636,000
2000
Net sales	104,440,000	34,340,000	13,918,000	152,698,000
Operating income	20,063,000	7,146,000	4,414,000	31,623,000
Total assets	68,944,000	15,228,000	778,000	84,950,000
1999
Net sales	96,954,000	37,293,000	12,101,000	146,348,000
Operating income	20,848,000	9,482,000	3,614,000	33,944,000
Total assets	74,744,000	16,409,000	804,000	91,957,000
	Sales
	2001	2000	1999
Product Line Information
Lubricants	$137,816,000	$141,527,000	$142,836,000
Hand cleaning products	10,275,000	11,171,000	3,512,000
Household products	26,485,000	—	—

	$174,576,000	$152,698,000	$146,348,000

Geographical Information
United States	$109,651,000	$89,353,000	$81,796,000
United Kingdom	20,936,000	19,257,000	12,587,000
Other international	43,989,000	44,088,000	51,965,000

	$174,576,000	$152,698,000	$146,348,000

	Non Current Assets
	2001	2000	1999
Geographical Information
United States	$107,768,000	$35,339,000	$36,203,000
International	3,001,000	3,249,000	3,607,000

	$110,769,000	$38,588,000	$39,810,000

WD-40 COMPANY

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS*	BALANCE AT END OF PERIOD
Reserve for bad debts and sales discounts:
Year ended August 31, 1999	$585,000	$1,422,000	$1,169,000	$838,000

Year ended August 31, 2000	$838,000	$1,534,000	$1,659,000	$713,000

Year ended August 31, 2001	$713,000	$3,127,000	$2,518,000	$1,322,000

*
Write-off of doubtful accounts and sales discounts taken.

INDEX TO EXHIBITS

No.	Exhibit	Incorporated By Reference Page
3(a)	Restated Articles of Incorporation	16
3(b)	Certificate of Amendment of Restated Articles of Incorporation	16
3(c)	Restated By-Laws	16
10(a)	WD-40 Company Supplemental Death Benefit Plan
10(b)	WD-40 Company Supplemental Retirement Benefit Plan
10(c)	Third Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	16
10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999	16
10(e)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001
10(f)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001
10(g)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001
10(h)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001
10(i)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001
10(j)	Indemnity Agreement between the Registrant and its executive officers and directors	16
10(k)	The 1999 Non-Employee Director Restricted Stock Plan dated February 5, 2000 and Amendment thereto dated June 27, 2000	16
10(l)	Stock Purchase Agreement dated March 26, 2001 for the Registrant's acquisition of HPD Holdings Corp.	16
21	Subsidiaries of the Registrant
23	Consent of Independent Accountants

QuickLinks

PART I
  ITEM 1 — Business
  ITEM 2 — Properties
  ITEM 3 — Legal Proceedings
  ITEM 4 — Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5 — Market For Registrant's Common Equity and Related Stockholder Matters
  ITEM 6 — Selected Financial Data
  ITEM 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 8 — Financial Statements and Supplementary Data
  ITEM 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10 — Directors and Executive Officers of the Registrant
  ITEM 11 — Executive Compensation
  ITEM 12 — Security Ownership of Certain Beneficial Owners and Management
  ITEM 13 — Certain Relationships and Related Transactions
PART IV
  ITEM 14 — Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K
SIGNATURES
WD-40 Company Report and Financial Statements August 31, 2001, 2000 and 1999
Report of Independent Accountants
WD-40 Company Consolidated Balance Sheets August 31, 2001 and 2000
WD-40 Company Consolidated Statements of Income Years Ended August 31, 2001, 2000 and 1999
WD-40 Company Consolidated Statements of Shareholders' Equity and Comprehensive Income For the Years Ended August 31, 2001, 2000 and 1999
WD-40 Company Consolidated Statements of Cash Flows For the Years Ended August 31, 2001, 2000 and 1999
WD-40 Company Notes to Consolidated Financial Statements August 31, 2001, 2000 and 1999
WD-40 COMPANY
INDEX TO EXHIBITS