Form 10-K/A
period 2001-08-31
WD 40 CO
filed 2001-11-27
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

(619) 275-1400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, $.001 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   /x/

    The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 18, 2001 was $315,648,000.

    As of October 18, 2001 the Registrant had 15,723,096 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the annual meeting of shareholders on December 11, 2001 is incorporated by reference into PART III, Items 10-12.

STATEMENT REGARDING AMENDMENT No. 1

    This Amendment No. 1 to the Registrant's Report on Form 10-K filed on November 7, 2001 is filed to supplement the disclosure previously provided in Part III, Item 12, to add a beneficial owner of more than 5% of the Registrant's shares as reported in a recent filing of Form 13F by the owner thereof.

PART III

Item 12—Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information concerning those persons known to the Company to be the beneficial owners of more than 5% of the common stock of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership October 12, 2001	Percent of Class
Mario L. Crivello San Diego, California	963,053[1]	5.4%
Capital Research and Management Company 333 South Hope Street, 55th Floor Los Angeles, CA 90071	1,256,750[2]	8.0

Mr. Crivello has sole voting and investment power over 851,057 shares held in trust for the benefit of his mother and remainder beneficiaries. He also has sole voting and investment power over 14,780 shares held as custodian for children and 97,216 shares held directly.

2
On November 14, 2001, Capital Research and Management Company, an institutional investment manager, filed a quarterly report on Form 13F with the Securities and Exchange Commission disclosing its ownership of the Registrant's common stock as of September 30, 2001. Beneficial ownership information as of October 12, 2001 is unavailable.

    The remaining information required by this item is incorporated by reference to the Registrant's Proxy Statement filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders, December 11, 2001, under the heading, "Security Ownership of Directors and Executive Officers".

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY Registrant

By	/s/ MICHAEL J. IRWIN MICHAEL J. IRWIN, Senior Vice President and Chief Financial Officer (Principal Financial Officer) November 23, 2001

QuickLinks

STATEMENT REGARDING AMENDMENT No. 1
PART III
SIGNATURES