Form 10-Q
period 2001-11-30
WD 40 CO
filed 2002-01-14
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
THESECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2001

Commission file number 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-17979189 (I.R.S. Employer Identification No.)
1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock as of Jan 4, 2002            15,740,296

Part I Financial Information

Item 1. Financial Statements

WD-40 Company
Consolidated Condensed Balance Sheet

	November 30, 2001	August 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,105,000	$4,380,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,440,000 and $1,322,000	27,356,000	33,833,000
Product held at contract packagers	2,649,000	2,710,000
Inventories	8,324,000	10,535,000
Other current assets	3,902,000	4,409,000

Total current assets	47,336,000	55,867,000
Property, plant, and equipment, net	6,292,000	6,385,000
Goodwill and other intangibles, net	86,886,000	86,642,000
Deferred tax, net	9,321,000	9,624,000
Other assets	7,223,000	8,194,000

	$157,058,000	$166,712,000

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$4,650,000
Accounts payable	7,999,000	14,735,000
Accrued liabilities	11,978,000	10,622,000
Accrued payroll and related expenses	2,151,000	1,876,000
Income taxes payable	2,802,000	2,955,000

Total current liabilities	24,930,000	34,838,000
Long-term debt	75,000,000	75,133,000
Deferred employee benefits and other long-term liabilities	1,608,000	1,520,000

Total liabilities	101,538,000	111,491,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 15,724,296 and 15,717,296	16,000	16,000
Paid-in capital	15,845,000	15,731,000
Retained earnings	40,254,000	40,117,000
Accumulated other comprehensive income	(595,000)	(643,000)

Total shareholders' equity	55,520,000	55,221,000

	$157,058,000	$166,712,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Income
(unaudited)

	Three Months Ended November 30, 2001	Three Months Ended November 30, 2000
Net sales	$53,445,000	$29,142,000
Cost of product sold	24,054,000	12,408,000

Gross profit	29,391,000	16,734,000

Operating expenses:
Selling, general & administrative	11,372,000	8,466,000
Advertising & sales promotions	9,142,000	3,791,000
Amortization	71,000	607,000

Income from operations	8,806,000	3,870,000

Other income (expense)
Interest expense, net	(1,273,000)	(269,000)
Other income (expense), net	42,000	77,000

Income before income taxes, extraordinary item and cumulative effect of accounting change	7,575,000	3,678,000
Provision for income taxes	2,500,000	1,251,000

Net Income before extraordinary item and cumulative effect of accounting change	$5,075,000	$2,427,000
Extraordinary item on early extinguishment of debt, net of income tax benefit of $340,000	(692,000)	—
Cumulative effect of accounting change, net of income tax benefit of $516,000	—	(980,000)

Net Income	$4,383,000	$1,447,000

Earnings per common share:
Basic
Income before extraordinary item and cumulative effect of accounting change	$0.32	$0.16
Extraordinary item	(0.04)	—
Cumulative effect of accounting change	—	(0.06)

	$0.28	$0.10

Diluted
Income before extraordinary item and cumulative effect of accounting change	$0.32	$0.16
Extraordinary item	(0.04)	—
Cumulative effect of accounting change	—	(0.06)

	$0.28	$0.10

Basic common equivalent shares	15,722,219	15,434,304

Diluted common equivalent shares	15,746,721	15,436,610

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Cash Flows
(unaudited)

	Three months ended
	November 30, 2001	November 30, 2000
Cash flows from operating activities:
Net income	$4,383,000	$1,447,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	481,000	861,000
Loss on early extinguishment of debt	692,000	—
(Gain) loss on sale of equipment	(2,000)	1,000
Deferred income tax expense (benefit)	282,000	(539,000)
Equity earnings in joint venture in excess of distributions received	(61,000)	—
Changes in assets and liabilities:
Trade accounts receivable	6,594,000	10,623,000
Product held at contract packagers	61,000	141,000
Inventories	2,256,000	(2,959,000)
Other assets	454,000	494,000
Accounts payable and accrued expenses	(4,863,000)	(3,861,000)
Income taxes payable	190,000	989,000
Other liabilities	—	675,000
Long-term deferred employee benefits	36,000	32,000

Net cash provided by operating activities	10,503,000	7,904,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(305,000)	(1,077,000)
Proceeds from sale of equipment	14,000	28,000
Capital expenditures	(196,000)	(344,000)

Net cash used in investing activities	(487,000)	(1,393,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	114,000	—
Borrowings on line of credit, net	—	(865,000)
Repayment of long-term debt	(79,783,000)	(405,000)
Proceeds from issuance of long-term debt	75,000,000	—
Debt issuance costs	(287,000)	—
Dividends paid	(4,246,000)	(4,939,000)

Net cash used in financing activities	(9,202,000)	(6,209,000)

Effect of exchange rate changes on cash and cash equivalents	(89,000)	(81,000)

Increase in cash and cash equivalents	725,000	221,000
Cash and cash equivalents at beginning of period	4,380,000	2,619,000

Cash and cash equivalents at end of period	$5,105,000	$2,840,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Other Comprehensive Income
(Unaudited)

	Three Months Ended
	November 30, 2001	November 30, 2000
Net Income	$4,383,000	$1,447,000
Other comprehensive income (loss)
Foreign currency translation adjustments	49,000	(237,000)

Total comprehensive income	$4,432,000	$1,210,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2001
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

    WD-40 Company (the "Company"), based in San Diego, California, manufactures and markets two multi-purpose lubricant products known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaners known as Lava and Solvol, and three household cleaners known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, and Carpet Fresh rug and room deodorizer. The Company markets products to North, Central and South America, Asia and the Pacific Rim, Europe, the Middle East, and Africa.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Manufacturing Company, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd., WD-40 Company (Australia) Pty. Ltd., HPD Holdings Corp., and its wholly owned subsidiary, HPD Laboratories, Inc., also known as Global Household Brands. All significant intercompany transactions and balances have been eliminated.

Financial Statement Presentation

    The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

    In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001.

Use of Estimates

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

    Certain prior year period amounts have been reclassified to conform to the current period presentation.

Earnings per Share

    Common stock equivalents of 24,502 and 2,306 shares for the three months ended November 30, 2001 and 2000 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended November 30, 2001 and 2000, 829,511 and 700,148, respectively, options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

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

    The implementation of the change has been accounted for as a change in accounting method and applied cumulatively as if the change occurred at September 1, 2000. The effect of the change was a one-time, noncash reduction to the Company's net income of $980,000, or approximately $0.06 per share, which was included in operations for the quarter ended November 30, 2000 and year ended August 31, 2001. The pro forma impact of this accounting change on prior periods is not material.

Recent Pronouncements

    During 2000, the Emerging Issues Task Force issued EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products. Although the financial impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption is expected to reclassify certain costs included in SG&A to sales, thereby reducing both net sales and SG&A expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income, net income, or net income per common share. This standard is effective for the Company on March 1, 2002, the beginning of its third fiscal quarter.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted. The Company is currently assessing the impact of these issues on its consolidated financial statements.

NOTE 2—GOODWILL AND OTHER INTANGIBLES

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of November 30, 2001 the Company had not yet completed the first step of the goodwill impairment test.

    The following table reconciles the Company's fiscal 2001 first quarter net income adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

	Three Months Ended November 30, 2001	Three Months Ended November 30, 2000
Net Income
Reported income before extraordinary item and cumulative effect of accounting change	$5,075,000	$2,427,000
Add back: Goodwill amortization, net of tax	—	374,000

Adjusted income before extraordinary item and cumulative effect of accounting change	5,075,000	2,801,000

Reported net income	$4,383,000	$1,447,000
Add back: Goodwill amortization, net of tax	—	374,000

Adjusted net income	4,383,000	1,821,000

Earnings per share—basic
Reported income before extraordinary item and cumulative effect of accounting change	$0.32	$0.16
Goodwill amortization	—	0.02

Adjusted income before extraordinary item and cumulative effect of accounting change	0.32	0.18

Reported net income	$0.28	$0.10
Goodwill amortization	—	0.02

Adjusted net income	0.28	0.12

Earnings per share—diluted
Reported income before extraordinary item and cumulative effect of accounting change	$0.32	$0.16
Goodwill amortization	—	0.02

Adjusted income before extraordinary item and cumulative effect of accounting change	0.32	0.18

Reported net income	$0.28	$0.10
Goodwill amortization	—	0.02

Adjusted net income	0.28	0.12

    Following are other intangible assets, consisting primarily of a non-compete agreement, that continue to be subject to amortization:

	November 30, 2001	August 31, 2001
Gross carrying amount	$1,425,000	$1,425,000
Accumulated amortization	(261,000)	(190,000)

Net carrying amount	$1,164,000	$1,235,000

	Three Months Ended November 30, 2001	Three Months Ended November 30, 2000
Amortization Expense	$71,000	$—

    Estimated intangible asset amortization expense for future fiscal years is as follows::

August 31, 2002	$285,000
August 31, 2003	285,000
August 31, 2004	285,000
August 31, 2005	285,000
August 31, 2006	95,000

    Intangible assets that are no longer required to be amortized, as they have been determined to have indefinite lives, include trade names and acquisition related goodwill. The trade names of Carpet Fresh, X-14, and 2000 Flushes were valued in total at $21,500,000, with accumulated amortization of $478,000 at both November 30 and August 31, 2001. Acquisition related goodwill at November 30, and August 31, 2001, was $74,381,000 and $74,546,000, respectively, with accumulated amortization of $9,681,000 and $10,161,000, respectively.

NOTE 3—COMMITMENTS AND CONTINGENCIES

    The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 4—BUSINESS SEGMENTS

    The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

    The tables below present information about reported segments as of and for the three months ended November 30:

	The Americas	Europe	Asia- Pacific	Total
2001
Net Sales	$42,387,000	$8,088,000	$2,970,000	$53,445,000
Operating Income	6,684,000	1,296,000	827,000	8,806,000
Total Assets	140,228,000	15,812,000	1,018,000	157,058,000
2000
Net Sales	$18,675,000	$7,406,000	$3,061,000	$29,142,000
Operating Income	2,135,000	848,000	887,000	3,870,000
Total Assets	63,737,000	15,274,000	737,000	79,748,000
	Sales
	2001	2000
Product Line Information
Lubricants	$31,214,000	$27,373,000
Hand cleaning products	2,531,000	1,769,000
Household products	19,700,000	—

Total	$53,445,000	$29,142,000

    On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. HPD contributed $19.7 million in sales to the Americas segment and the Household products product line during the first quarter of fiscal 2002.

NOTE 5—SELECTED FINANCIAL STATEMENT INFORMATION

	November 30, 2001	August 31, 2001
Inventories
Raw Materials	$816,000	$1,036,000
Finished Goods	7,508,000	9,499,000

	$8,324,000	$10,535,000

Plant, Property and Equipment, net
Property, plant and equipment	$11,413,000	$11,228,000
Accumulated depreciation	(5,121,000)	(4,843,000)

	$6,292,000	$6,385,000

Goodwill and Other Intangibles, net
Goodwill and other intangibles	$97,306,000	$97,471,000
Accumulated amortization	(10,420,000)	(10,829,000)

	$86,886,000	$86,642,000

NOTE 6—ACQUISITIONS

    On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes, X-14 automatic toilet bowl cleaners and hard surface cleaners and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly HPD's results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $73.2 million, consisting of cash of approximately $66.8 million, acquisition costs of $1.4 million and $5.0 million of the Company's common stock (276,488 shares).

    The following summary presents the results of operations for the quarter ended November 30, 2000, on an unaudited pro forma basis, as if the acquisition was completed at the beginning of fiscal 2000. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

Three months ended November 30, 2000
Net sales	$49,585,000
Net income	$1,809,000
Basic earnings per share	$0.12
Diluted earnings per share	$0.12

    On October 1, 2000, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaner for $1.1 million from Unilever Australia, Ltd.

NOTE 7- DEBT RESTRUCTURING

    In connection with the acquisition of HPD, the Company entered into a senior credit facility in the amount of $85 million with a commercial bank group. The facility consisted of two term loans (Term A $30 million and Term B $15 million) and a $40 million revolving line of credit. Interest was payable at a variable rate on a monthly basis at a rate as defined in the agreement.

    On October 18, 2001, the Company replaced term loans A and B with proceeds from a new $75 million long-term obligation financed through Prudential Capital. The new obligation consists of a fixed rate note with a 10-year term and requires interest only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit has been reduced to an availability of $15 million with a variable interest rate, and matures in 2004. The agreements also require the company to maintain compliance with certain operating and financial covenants.

    In conjunction with this refinancing, the Company recorded an extraordinary loss of $692,000, as a result of the replacement of term loans A and B. The loss consists of the write off of debt acquisition costs capitalized under the original financing, net of tax benefits of $340,000.

NOTE 8—RELATED PARTIES

    In conjunction with the Global Household Brands acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, assumed ownership of certain inventory and manufacturing facility assets from HPD Holdings Corp. and will serve as the Company's contract manufacturer for the Global Household Brands products. The Company has a 30% membership interest in VML, acquired a note receivable from VML, having a balance due of $1.09 million and $1.15 million at November 30, and

August 31, 2001, respectively. The Company has guaranteed $3 million of a VML line of credit that expires in April 2003, of which $457,000 and $684,000 was outstanding as of November 30, and August 31, 2001, respectively, and purchased $8.5 million in product from VML during the current quarter, with payables to VML at November 30 and August 31, 2001 of $1.5 million and $4.8 million, respectively. During the quarter ended November 30, 2001, the Company had $200,000 of equity earnings on its investment in VML, which was recorded as an offset to cost of sales.

NOTE 9—SUBSEQUENT EVENTS

    On December 11, 2001, the Company's Board of Directors declared a cash dividend of $0.27 per share payable on January 31, 2002 to shareholders of record on January 8, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    In the first quarter of fiscal year 2002, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. The household products category represented brands acquired through the Global Household Brands acquisition. Lubricant sales for the current quarter were $31.2 million, up 14% from the prior year. Hand cleaner sales were $2.5 million, up by 43%, and household products had a strong quarter, with sales of $19.7 million.

    Net sales were $53.4 million in the first quarter ended November 30, 2001, an increase of 83% from net sales of $29.1 million in the comparable prior year period. While the majority of the increase is due to sales of household products, core brands sales also increased significantly over the prior quarter. Without household products sales (Carpet Fresh, 2000 Flushes, X-14), sales for the quarter were up 16% compared to the prior year. Sales for the Company's three reporting segments are broken down as follows (in millions):

	Three months ended November 30,
	2001		2000
Americas	$42.4	79%	$18.7	64%
Europe	8.1	15%	7.4	25%
Asia Pacific	3.0	6%	3.0	11%

TOTAL	$53.5	100%	$29.1	100%

    In the Americas region, sales for the first quarter ended November 30, 2001 were up 127% from the prior year period. The change is primarily due to $19.7 million in Global Household Brands sales in the U.S. for the quarter, combined with a good performance of the Company's core business, which increased by $4.0 million.

    Without household products, sales in the Americas grew 21% to $22.7 million. Sales of the WD-40 and 3-IN-ONE Oil lubricants increased by 19% or $3.2 million primarily due to strong WD-40 sales in the U.S. and strong sales of 3-IN-ONE across the region. U.S. sales were helped in part by an industrial promotion in the current period. Sales of 3-IN-ONE were up 21% over the prior year with good growth in the U.S., Latin America and Canada. Sales of heavy-duty hand cleaners for the Americas were $2.1 million in the quarter, up from $1.3 million. This fluctuation is due to a sales credit given to a major customer in the prior year quarter.

    For this region, 90% of the sales in the first quarter came from the U.S., and 10% came from Canada and Latin America. This distribution reflects a change from the first quarter of fiscal 2001 in which 79% of the sales came from the U.S., and 21% came from Canada and Latin America, primarily due to additional sales from household products. For the quarter, 97% of household products sales came from the U.S.

    In Europe, first quarter sales grew to $8.1 million, up 9% from the comparable period of fiscal 2001, due to strong performance in Spain, Italy, and France, where sales increased by 69%, 80%, and 15%, respectively. These increases were slightly offset against softer sales in the UK and in the countries in which the Company sells through local distributors, where sales decreased by 4% and 7%, respectively. The growth of in Spain and Italy is a result of expanded distribution in all trade channels, while increased retail activity is fueling the Company's performance in France. The principal European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 44% of the region's sales for the quarter, up from 38% in the prior year period. These countries are expected to be the source of the region's growth.

    In the Asia/Pacific segment, total sales were consistent with the prior year period. Economic conditions throughout Asia have had an effect on the region, as sales in Asia were down 19%. Australian sales for the first quarter of the fiscal year were up 59% from the prior year, with record sales in WD-40, 3-IN-ONE, and Solvol. In Australia, the Solvol brand of heavy-duty hand cleaner, which was acquired on October 1, 2000, had a 123% increase in sales, along with a 38% increase in WD-40 sales over the comparable period last year. The Company expects trading conditions to remain difficult in the Asian region while Australia should maintain growth.

    Gross profit was $29.4 million, or 54.9% of sales in the first quarter, compared to $16.7 million, or 57.4% of sales in the comparable period last year. Household product gross margin percentages are about the same as the rest of the U.S. business. The decrease in margin quarter over quarter is primarily because the Company's margin percentage during the first quarter of the prior year benefited from a large sales return of a low margin product. While the margin percentage declined in comparison to the prior year quarter, it compares favorably to the margin percentages for its fiscal years ended August 31, 2001 and 2000. The Company's gross profit margin continues to be affected by changes in the mix of products sold, the mix of customers and trade channels, and the prices of raw materials. In addition, the consolidations occurring in the retail industry continue to pressure selling prices and gross margins. The Company expects that its fiscal 2002 margin percentage will remain in the range of that achieved in fiscal 2001 and 2000.

    A breakdown of gross profit by segment by period follows (in millions):

	Three months ended November 30,
	2001		2000
Americas	$23.2	54.8%	$11.0	59.0%
Europe	4.7	58.0%	4.3	57.6%
Asia/Pacific	1.5	49.1%	1.4	47.2%

Total	$29.4	54.9%	$16.7	57.4%

    Selling, general, & administrative expenses ("SG&A") for the first quarter of fiscal 2001 increased to $11.4 million from $8.5 million for the comparable prior year period. The increase in SG&A is primarily due to direct selling costs associated with the increase in sales and the additional overhead costs resulting from the Global Household Brands acquisition. While SG&A costs increased, they increased at a much lower rate than the Company's sales. As a percentage of sales, SG&A decreased to 21.2% in the first quarter from 29.1% in the same period last year.

    Advertising and sales promotion expense increased to $9.1 million for the first quarter from $3.8 million for the first quarter last year. Advertising and sales promotion as a percentage of sales increased to 17.1% in the first quarter, from 13.0% in the comparable prior year period. The increase over the prior year is primarily due to the increased marketing investment related to the household products category, which inherently requires more advertising and marketing effort. Because of this increased effort required and excluding the potential impact of recently issued Accounting Standards, the Company expects advertising and sales promotion to be at this higher level for the remainder of the year, a substantial increase from the historical percentages.

    Amortization expense was $71,000 for the first quarter, down from $607,000 in the prior year comparable period. This decrease is related to the Company's adoption of FAS 142 during the quarter, which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter, the Company is no longer amortizing goodwill. With the additional goodwill and other intangibles from the Global Household Brands acquisition, the Company would have incurred amortization costs related to its goodwill and other intangible assets of $1.6 million during the quarter, had it not been for the new accounting standard.

    Income from operations was $8.8 million, or 16.4% of sales in the first quarter, compared to $3.9 million, or 13.3% of sales in the first quarter of fiscal 2001, an increase of 127.5%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above, namely, increased sales as a result of the Global Household Brands acquisition and improved performance of the core business, along with the discontinuation of goodwill amortization, and decreases in SG&A as a percentage of sales.

    Interest expense, net was $1,273,000, and $269,000 during the quarters ended November 30, 2001 and 2000, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Global Household Brands acquisition. Other income was $42,000 during the quarter, compared to $77,000 in the prior year quarter. The components of other income (expense) are shown below:

	For the three months ended November 30,
	2001	2000
Foreign Currency Gains (Losses)	50,000	65,000
Other income (Expense)	(8,000)	12,000

TOTAL	$42,000	$77,000

    The provision for income taxes was 33% of taxable income for the first quarter of fiscal 2002, a decrease from 34% in the prior year. The decline in the tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income.

    Net income, before extraordinary item and cumulative effect of accounting change, was $5.1 million, or $0.32 per share on a fully diluted basis in the first quarter of the fiscal year, versus $2.4 million, or $0.16 in the comparable period last year. The Company completed a new debt financing during the quarter, which resulted in an extraordinary charge of $692,000 net of tax, or $0.04 a share. The prior year quarter was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share. Net income for the quarter, after cumulative effect of accounting change and extraordinary item, was $4.4 million, or $0.28 per share compared to $1.4 million, or $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased from $4.4 million at the end of fiscal 2001 to $5.1 million at November 30, 2001.

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

    On October 18, 2001, the Company refinanced its credit facility with an insurance company and a bank. The new credit facility consists of a $75 million fixed-rate term loan, which matures in 2011, and a $15 million variable rate revolving line of credit, which matures in 2004. The new arrangement requires interest only payments for the first three years on the term loan. At November 30, 2001, the original principal amount remained due under the term loan, and no borrowings were outstanding under the revolving line of credit.

    In conjunction with the Global Household Brands acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, assumed ownership of certain inventory and manufacturing facility assets from HPD Holdings Corp. and will serve as the Company's contract manufacturer for the Global Household Brands products. The Company has a 30% membership interest in VML, acquired a note receivable from VML, having a balance due of $1.09 million and $1.15 million at November 30, and August 31, 2001, respectively, and the Company has guaranteed $3 million of a VML line of credit, which expires in April 2003, of which $457,000 and $684,000 was outstanding as of November 30 and August 31, 2001, respectively.

    At November 30, 2001 working capital was $22.4 million, an increase of $1.4 million from $21.0 million at the end of fiscal 2001.  The current ratio at November 30, 2001 is 1.9, increased from 1.6 at August 31, 2001.

    Accounts receivable decreased to $27.4 million, down $6.4 million from to $33.8 million at August 31, 2001, as a result of decreased sales at the end of the current quarter compared to the end of fiscal year end 2001. Inventory decreased to $8.3 million, down by $2.2 million from $10.5 million at fiscal 2001 end, due to a $0.8 million decrease in sales in-transit at quarter end, along with a $1.4 million decrease of primarily Lava and WD-40 inventories.

    Current liabilities decreased $9.9 million to $24.9 million at November 30, 2001 from $34.8 million at August 31, 2001. The decrease in current liabilities as of the end of the quarter is primarily due to the $4.7 million decrease in the current portion of long-term debt discussed above, combined with the decrease in current product related payables in connection with reduced sales volume at the end of the quarter compared to fiscal year end.

    The Company spent $196,000 for new capital assets during the first quarter, primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2002, the Company expects to spend approximately $1.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations, and vehicle replacements in Europe.

    On December 11, 2001, the Company's Board of Directors declared a cash dividend of $0.27 per share payable on January 31, 2002 to shareholders of record on January 8, 2002.

    Aside from the credit facility, the Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    During 2000, the Emerging Issues Task Force issued EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, addressing the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products. Although the financial impact of EITF 00-25 on the consolidated financial statements is still being evaluated, its adoption is expected to reclassify certain costs included in SG&A to sales, thereby reducing both net sales and SG&A expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income, net income, or net income per common share. This standard is effective for the Company on March 1, 2002, the beginning of its third fiscal quarter.

    In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted. The Company is currently assessing the impact of this issue.

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

    Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations of heavy-duty hand cleaners and the Global Household Brands products in the Americas, the impact of customer mix and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia/Pacific region and direct European countries, the future gross profit margin, the impact of customer mix on gross margins, the amount of future advertising and promotional expenses, the effect of future income tax provisions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

18

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
  (b)
  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended November 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 14, 2001	/s/ MICHAEL J. IRWIN Michael J. Irwin Sr. Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

  Part I Financial Information
  Item 1. Financial Statements
WD-40 Company Consolidated Condensed Balance Sheet
WD-40 Company Consolidated Condensed Statement of Income (unaudited)
WD-40 Company Consolidated Condensed Statement of Cash Flows (unaudited)
WD-40 Company Consolidated Condensed Statement of Other Comprehensive Income (Unaudited)
WD-40 COMPANY NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS November 30, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES