Form 10-Q
period 2002-02-28
WD 40 CO
filed 2002-04-15
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2002

Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1061 Cudahy Place, San Diego, California	92110
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (619) 275-1400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock as of April 8, 2002            15,957,426

Part I Financial Information

Item 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

	February 28, 2002	August 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,754,000	$4,380,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,558,000 and $1,322,000	35,396,000	33,833,000
Product held at contract packagers	1,864,000	2,710,000
Inventories	7,116,000	10,535,000
Other current assets	5,374,000	4,409,000

Total current assets	57,504,000	55,867,000
Property, plant, and equipment, net	6,244,000	6,385,000
Goodwill and other intangibles, net	86,032,000	86,642,000
Deferred tax, net	8,790,000	9,624,000
Other assets	7,875,000	8,194,000

	$166,445,000	$166,712,000

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$4,650,000
Accounts payable	10,110,000	14,735,000
Accrued liabilities	13,071,000	10,622,000
Accrued payroll and related expenses	2,707,000	1,876,000
Income taxes payable	2,381,000	2,955,000

Total current liabilities	28,269,000	34,838,000
Long-term debt	75,000,000	75,133,000
Deferred employee benefits and other long-term liabilities	1,716,000	1,520,000

Total liabilities	104,985,000	111,491,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 15,892,844 and 15,717,296	16,000	16,000
Paid-in capital	19,621,000	15,731,000
Retained earnings	42,505,000	40,117,000
Accumulated other comprehensive income	(682,000)	(643,000)

Total shareholders' equity	61,460,000	55,221,000

	$166,445,000	$166,712,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001
Net sales	$55,551,000	$41,270,000	$108,996,000	$70,412,000
Cost of product sold	25,580,000	18,376,000	49,634,000	30,784,000

Gross profit	29,971,000	22,894,000	59,362,000	39,628,000

Operating expenses:
Selling, general & administrative	11,752,000	9,118,000	23,124,000	17,584,000
Advertising & sales promotions	7,148,000	4,828,000	16,290,000	8,619,000
Amortization	71,000	661,000	142,000	1,268,000

Income from operations	11,000,000	8,287,000	19,806,000	12,157,000

Other income (expense)
Interest expense, net	(1,324,000)	(257,000)	(2,597,000)	(526,000)
Other income, net	26,000	97,000	68,000	174,000

Income before income taxes, extraordinary item and cumulative effect of accounting change	9,702,000	8,127,000	17,277,000	11,805,000
Provision for income taxes	3,201,000	2,763,000	5,701,000	4,014,000

Net Income before extraordinary item and cumulative effect of accounting change	$6,501,000	$5,364,000	$11,576,000	$7,791,000
Extraordinary item on early extinguishment of debt, net of income tax benefit of $340,000	—	—	(692,000)	—
Cumulative effect of accounting change, net of income tax benefit of $516,000	—	—	—	(980,000)

Net Income	$6,501,000	$5,364,000	$10,884,000	$6,811,000

Earnings per common share:
Basic
Income before extraordinary item and cumulative effect of accounting change	$0.41	$0.35	$0.73	$0.50
Extraordinary item	—	—	(0.04)	—
Cumulative effect of accounting change	—	—	—	(0.06)

	$0.41	$0.35	$0.69	$0.44

Diluted
Income before extraordinary item and cumulative effect of accounting change	$0.41	$0.35	$0.72	$0.50
Extraordinary item	—	—	(0.04)	—
Cumulative effect of accounting change	—	—	—	(0.06)

	$0.41	$0.35	$0.68	$0.44

Basic common equivalent shares	15,792,590	15,434,304	15,757,210	15,434,304

Diluted common equivalent shares	16,037,780	15,436,379	15,892,056	15,436,496

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Six months ended
	February 28, 2002	February 28, 2001
Cash flows from operating activities:
Net income	$10,884,000	$6,811,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	891,000	1,824,000
Tax benefit of exercise of stock options	119,000	—
Loss on early extinguishment of debt	692,000	—
(Gain) loss on sale of equipment	(3,000)	7,000
Deferred income tax expense (benefit)	854,000	(526,000)
Equity earnings in joint venture in excess of distributions received	(61,000)	—
Changes in assets and liabilities:
Trade accounts receivable	(1,589,000)	735,000
Product held at contract packagers	846,000	(219,000)
Inventories	3,452,000	(3,151,000)
Other assets	408,000	(1,371,000)
Accounts payable and accrued expenses	(2,270,000)	5,774,000
Income taxes payable	(648,000)	1,217,000
Long-term deferred employee benefits	153,000	79,000

Net cash provided by operating activities	13,728,000	11,180,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(479,000)	(1,125,000)
Proceeds from sale of equipment	45,000	52,000
Capital expenditures	(550,000)	(726,000)
Proceeds on payment of note receivable	494,000	—

Net cash used in investing activities	(490,000)	(1,799,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,771,000	—
Borrowings on line of credit, net	—	3,100,000
Repayment of long-term debt	(79,783,000)	(770,000)
Proceeds from issuance of long-term debt	75,000,000	—
Debt issuance costs	(287,000)	—
Dividends paid	(8,496,000)	(9,879,000)

Net cash used in financing activities	(9,795,000)	(7,549,000)

Effect of exchange rate changes on cash and cash equivalents	(69,000)	(62,000)

Increase in cash and cash equivalents	3,374,000	1,770,000
Cash and cash equivalents at beginning of period	4,380,000	2,619,000

Cash and cash equivalents at end of period	$7,754,000	$4,389,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001
Net Income	$6,501,000	$5,364,000	$10,884,000	$6,811,000
Other comprehensive income (loss)
Foreign currency translation adjustments	(87,000)	90,000	(38,000)	(147,000)

Total comprehensive income	$6,414,000	$5,454,000	$10,846,000	$6,664,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 28, 2002

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

Earnings per Share

        Common stock equivalents of 245,191 and 2,075 shares for the three months ended February 28, 2002 and 2001 were used to calculate diluted earnings per share. Common stock equivalents of 134,846 and 2,192 shares for the six months ended February 28, 2002 and 2001 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended February 28, 2002 and 2001, 122,660 and 1,114,548, respectively, options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the six months ended February 28, 2002 and 2001, 476,086 and 1,063,218 respectively, options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

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

        The implementation of the change has been accounted for as a change in accounting method and applied cumulatively as if the change occurred at September 1, 2000. The effect of the change was a one-time, noncash reduction to the Company's net income of $980,000, or approximately $0.06 per share, which was included in operations for the six months ended February 28, 2001 and year ended August 31, 2001. The pro forma impact of this accounting change on prior periods is not material.

Recent Pronouncements

        During 2000 and 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments to customers. In November 2001, the EITF reached consensus on No. 01-09 entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which codified earlier pronouncements including EITF 00-14 and 00-25. The issuance of EITF 01-09 addresses when sales incentives and discounts should be recognized, and their categorization in the financial statements; and the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products. The impact of the adoption of EITF 01-09 on the consolidated financial statements will reclassify certain costs included in advertising and promotion to sales, thereby reducing both net sales and advertising and promotion expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income, net income, or net income per common share. This standard has been adopted by the Company beginning with the third quarter of fiscal 2002, effective March 1, 2002. Advertising and promotion costs that will be subject to reclassification upon adoption of this standard are $3.8 million and $1.8 million for the three months ended February 2002 and 2001, respectively, and $7.9 million and $2.7 million for the six months ended February 28, 2002 and 2001, respectively.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends APB No. 51, Consolidated Financial Statements.

SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted. The adoption will not have any material impact on the Company's consolidated financial statements.

NOTE 2—GOODWILL AND OTHER INTANGIBLES

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. For purposes of this impairment test, the Company considers the reporting units to include the United States, Canada, Latin America, Europe, Asia and Australia. We have completed the first step of the transitional goodwill impairment test and have determined that the fair value of the net assets of each reporting unit exceed the carrying value of the net assets of each reporting unit.

        The following table reconciles the Company's net income for the three and six months ended February 28, 2001 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

	Three Months Ended February 28, 2002	Three Months Ended February 28, 2001
Net Income
Reported net income	$6,501,000	$5,364,000
Add back: Goodwill amortization, net of tax	—	383,000

Adjusted net income	6,501,000	5,747,000

Earnings per share—basic
Reported net income	$0.41	$0.35
Goodwill amortization	—	0.02

Adjusted net income	0.41	0.37

Earnings per share—diluted
Reported net income	$0.41	$0.35
Goodwill amortization	—	0.02

Adjusted net income	0.41	0.37

	Six Months Ended February 28, 2002	Six Months Ended February 28, 2001
Net Income
Reported income before extraordinary item and cumulative effect of accounting change	$11,576,000	$7,791,000
Add back: Goodwill amortization, net of tax	—	757,000

Adjusted income before extraordinary item and cumulative effect of accounting change	11,576,000	8,548,000

Reported net income	$10,884,000	$6,811,000
Add back: Goodwill amortization, net of tax	—	757,000

Adjusted net income	10,884,000	7,568,000

Earnings per share—basic
Reported income before extraordinary item and cumulative effect of accounting change	$0.73	$0.50
Goodwill amortization	—	0.05

Adjusted income before extraordinary item and cumulative effect of accounting change	0.73	0.55

Reported net income	$0.69	$0.44
Goodwill amortization	—	0.05

Adjusted net income	0.69	0.49

Earnings per share—diluted
Reported income before extraordinary item and cumulative effect of accounting change	$0.72	$0.50
Goodwill amortization	—	0.05

Adjusted income before extraordinary item and cumulative effect of accounting change	0.72	0.55

Reported net income	$0.68	$0.44
Goodwill amortization	—	0.05

Adjusted net income	0.68	0.49

        Intangible assets, excluding goodwill, that are no longer required to be amortized as they have been determined to have indefinite lives, include trade names. The trade names of Carpet Fresh, X-14, and 2000 Flushes were recorded at a total cost of $22,500,000, with accumulated amortization of $500,000 at both February 28, 2002 and August 31, 2001. Acquisition related goodwill at February 28, 2002 and August 31, 2001, was $72,591,000 and $73,546,000, respectively, with accumulated amortization of $9,652,000 and $10,161,000, respectively. As of February 28, 2002, goodwill, net of accumulated amortization, by reportable segment is as follows: the Americas, $56,255,000, Europe, $5,474,000, and Pacific Rim, $1,210,000, respectively.

        Following are other intangible assets, consisting primarily of a non-compete agreement, that continues to be subject to amortization over its 5 year estimated useful life:

	February 28, 2002	August 31, 2001
Gross carrying amount	$1,425,000	$1,425,000
Accumulated amortization	(332,000)	(190,000)

Net carrying amount	$1,093,000	$1,235,000

	Three Months Ended February 28, 2002	Three Months Ended February 28, 2001
Amortization Expense	$71,000	$48,000
	Six Months Ended February 28, 2002	Six Months Ended February 28, 2001
Amortization Expense	$142,000	$48,000

        Estimated intangible asset amortization expense for future fiscal years is as follows::

August 31, 2002	$285,000
August 31, 2003	285,000
August 31, 2004	285,000
August 31, 2005	285,000
August 31, 2006	95,000

NOTE 3—CONTINGENCIES AND LITIGATION

        The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

        In February 2002, the Company agreed to a settlement related to a patent infringement case on the 2000 Flushes product filed by HPD Holdings Corp. prior to acquisition by the Company. The total amount of the settlement was $1,375,000, which was paid to the Company on March 1, 2002. At February 28, 2002, there is a receivable for the settlement recorded in other assets of $1,375,000, and a downward adjustment to goodwill for $949,000, which includes $83,000 for litigation related expenses incurred, and net of $426,000 in taxes.

NOTE 4—BUSINESS SEGMENTS

        The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

        The tables below present information about reported segments:

Three months ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2002
Net Sales	$43,379,000	$9,367,000	$2,805,000	$55,551,000
Operating Income	8,589,000	1,833,000	578,000	11,000,000
Total Assets	141,831,000	20,735,000	3,879,000	166,445,000
February 28, 2001
Net Sales	$28,026,000	$9,732,000	$3,512,000	$41,270,000
Operating Income	5,426,000	1,852,000	1,009,000	8,287,000
Total Assets	73,342,000	17,862,000	885,000	92,089,000

Six months ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2002
Net Sales	$85,620,000	$17,702,000	$5,674,000	$108,996,000
Operating Income	15,115,000	3,305,000	1,386,000	19,806,000
Total Assets	141,831,000	20,735,000	3,879,000	166,445,000
February 28, 2001
Net Sales	$46,701,000	$17,138,000	$6,573,000	$70,412,000
Operating Income	7,561,000	2,700,000	1,896,000	12,157,000
Total Assets	73,342,000	17,862,000	885,000	92,089,000

Revenues by Product Line

	February 28, 2002	February 28, 2001
Three months ended
Lubricants	$35,348,000	$38,730,000
Hand cleaning products	1,809,000	2,540,000
Household products	18,394,000	—

Total	$55,551,000	$41,270,000

Six months ended
Lubricants	$66,524,000	$66,103,000
Hand cleaning products	4,345,000	4,309,000
Household products	38,127,000	—

Total	$108,996,000	$70,412,000

        On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. HPD contributed $18.4 million, and $38.1 million in sales to the Americas segment and Household products product line during the three and six months periods ending February 28, 2002, respectively.

NOTE 5—SELECTED FINANCIAL STATEMENT INFORMATION

	February 28, 2002	August 31, 2001
Inventories
Raw Materials	$979,000	$1,036,000
Finished Goods	6,137,000	9,499,000

	$7,116,000	$10,535,000

Plant, Property and Equipment, net
Property, plant and equipment	$11,617,000	$11,228,000
Accumulated depreciation	(5,373,000)	(4,843,000)

	$6,244,000	$6,385,000

Goodwill and Other Intangibles, net
Goodwill	$72,591,000	$73,546,000
Intangibles with indefinite lives	22,500,000	22,500,000
Intangibles with finite lives	1,425,000	1,425,000
Accumulated amortization	(10,484,000)	(10,829,000)

	$86,032,000	$86,642,000

NOTE 6—ACQUISITIONS

        On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes, X-14 automatic toilet bowl cleaners and hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly HPD's results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $73.4 million, consisting of cash of approximately $66.8 million, acquisition costs of $1.6 million and $5.0 million of the Company's common stock (276,488 shares).

        The following summary presents the results of operations for the three and six months ended February 28, 2001, on an unaudited pro forma basis, as if the acquisition was completed at the beginning of fiscal 2001. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

	Three months ended February 28, 2001	Six months ended February 28, 2001
Net sales	$55,927,000	105,512,000
Net income	$5,506,000	7,315,000
Basic earnings per share	$0.35	0.47
Diluted earnings per share	$0.35	0.47

        On October 1, 2000, the Company completed the acquisition of the Solvol brand heavy-duty hand cleaner for $1.1 million from Unilever Australia, Ltd.

NOTE 7—DEBT RESTRUCTURING

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

NOTE 8—RELATED PARTIES

        In conjunction with the Global Household Brands (HPD) acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML will serve as the Company's contract manufacturer for certain Global Household Brands products. Currently the Company is the only customer for VML products. The Company obtained a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $650,000 and $1.15 million outstanding at February 28, 2002, and August 31, 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its share of VML earnings is recorded in cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The investment in VML is included in other assets on the balances sheet. For the three and six months ended February 28, 2002, the Company recorded equity earnings of $93,000 and $293,000, respectively for its investment in VML.

        The Company purchases inventory from VML at prices similar to prices it would receive in arms length negotiations with independent third party contract manufacturers. During the three and six months ended February 28, 2002, the Company purchased approximately $8,650,000 and $17,117,896 in product from VML, and had outstanding payables to VML at February 28, 2002 and August 31, 2001 of $3.4 and $4.8 million, respectively. The Company has guaranteed $3 million of a VML line of credit that expires April 2003, of which $1,643,000 and $684,000 was outstanding at February 28, 2002 and August 31, 2001, respectively. The Company's liability related to the guarantee of this line of credit is recorded in accrued liabilities as of August 31, 2001, and February 28, 2002.

NOTE 9—SUBSEQUENT EVENTS

        On March 26, 2002, the Company's Board of Directors declared a cash dividend of $0.27 per share payable on April 30, 2002 to shareholders of record on April 12, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Second Quarter of Fiscal Year 2002 Compared to Second Quarter of Fiscal Year 2001

        In the second quarter of fiscal year 2002, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, and hand cleaners include the Lava and Solvol brands. The household products category represent brands acquired through the Global Household Brands acquisition. Lubricant sales for the current quarter were $35.3 million, down 7% from the prior year period. Hand cleaner sales were $1.8 million, down by 29%, and household products had a strong quarter, with sales of $18.4 million.

        Net sales were $55.6 million in the quarter ended February 28, 2002, an increase of 34.6% from net sales of $41.3 million in the comparable prior year period. The increase is due to sales of household products, offset by decreases in lubricant and hand cleaner sales over the prior year quarter. Without household products sales (Carpet Fresh, 2000 Flushes, X-14), sales for the quarter were down 8% compared to the prior year. Sales for the Company's three reporting segments are broken down as follows (in millions):

	Three months ended February 28,
	2002		2001
Americas	$43.4	78%	$28.0	68%
Europe	9.4	17%	9.8	24%
Asia Pacific	2.8	5%	3.5	8%

TOTAL	$55.6	100%	$41.3	100%

        In the Americas region, sales for the second quarter ended February 28, 2002 were up 55% in comparison to the prior year period. The change is due to $18.4 million in Global Household Brands sales in the U.S. for the quarter, slightly offset by a decrease in the Company's lubricant and hand cleaner business, which decreased by $3 million.

        Without household products, sales in the Americas decreased 10% to $25 million. This decrease is primarily a result of the decrease in WD-40 sales due to the Company's decision to discontinue the WD-40 bonus ounce promotion. For the past 8 years, that promotion had been a significant revenue source in the U.S. market. The downside was that it put a great deal of free product into the market. The promotion was discontinued this year in conjunction with the Company's long-term plan to shorten the consumer repurchase cycle of WD-40. Sales in the Latin America region decreased 10% overall as a result of the economic challenges in the region, primarily caused by Argentina. Sales of heavy-duty hand cleaners for the Americas were $1.5 million, down from $2.0 million in the prior comparable period. This decrease was primarily a result of decreased U.S. sales, as sales in the prior year quarter were impacted by strong promotional activity with major U.S. customers, which was not duplicated in the current quarter.

        For this region, 90% of sales in the second quarter this year came from the U.S., and 10% from Canada and Latin America. This distribution reflects a change from the second quarter of fiscal 2001 in which 85% of sales came from the U.S., and 15% came from Canada and Latin America, principally the effect of the additional sales from household products in the current year quarter. For the quarter, 97% of household products sales came from the U.S.

        In Europe, second quarter sales were 4% lower than sales in the comparable period of fiscal 2001, due to softer sales in the UK, France, Germany and in countries in which the Company sells through local distributors, where sales decreased 10%, 5%, 18%, and 6% respectively. These decreases were slightly offset by strong sales in Spain, Italy, and the Middle East, where sales increased by 10%, 21%, and 47%. The growth in Spain and Italy is a result of expanded distribution in all trade channels. The principal European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 34% of the region's sales for the quarter, down slightly from 35% in the prior year period. In the long term, these countries are expected to be the source of the region's growth.

        In the Asia/Pacific region, total sales were down 20% from the prior year period. Economic conditions throughout Asia have had an effect on the region, as sales in Asia were down 28% over the prior year period. Australia sales for the second quarter of the fiscal year were up 6% over the prior year quarter, with continued growth of WD-40 and 3-IN-ONE, and a slight decrease in Solvol sales. Sales of the lubricants increased 11%, while Solvol dropped by 3%. The Company expects trading conditions to remain difficult in the Asian region while Australia should maintain growth throughout the fiscal year.

        Gross profit was $30.0 million, or 54.0% of sales in the second quarter, down as a percentage of sales from $22.9 million, or 55.5% of sales in the comparable period last year. Household products margins are about the same as the rest of the U.S. business. The decrease in margin quarter over quarter is primarily a result of a $500,000 write down of Lava towel inventory recorded in the UK during the current quarter. The Company's gross profit margin also continues to be affected by changes in the mix of products sold, the mix of customers and trade channels, and the prices of raw materials. In addition, the consolidations occurring in the retail industry continue to pressure selling prices and gross profit margins. The Company expects that its fiscal 2002 gross profit percentage will remain in the range of that achieved in fiscal 2001 and 2000.

        A breakdown of gross profit by segment by period follows (in millions):

	Three months ended February 28,
	2002		2001
Americas	$23.8	54.9%	$15.7	56.2%
Europe	4.9	52.4%	5.5	56.2%
Asia Pacific	1.3	45.1%	1.7	47.4%

TOTAL	$30.0	54.0%	$22.9	55.5%

        Selling, general, & administrative expenses for the quarter ended February 28, 2002 increased to $11.8 million from $9.1 million for the comparable prior year period. The increase in SG&A is primarily due to direct selling costs associated with the increase in sales and the additional overhead costs resulting from the Global Household Brands acquisition. While SG&A costs increased, they increased at a lower rate than the Company's sales. As a percentage of sales, SG&A decreased to 21% in the second quarter from 22% in the same period last year.

        Advertising and sales promotion expense rose to $7.1 million in the second quarter ended February 28, 2002, up $2.3 million from $4.8 million in the prior year period. Advertising and sales promotion as a percentage of sales increased to 12.9% in the second quarter from 11.7% in the comparable prior year period. The increase over the prior year is primarily due to increased marketing investment related to the household products category, which inherently requires more advertising and marketing effort. Because of this increased effort required and excluding the potential impact of recently issued Accounting Standards, the Company expects advertising and sales promotion costs to be 17% of sales for FY 2002, a substantial increase from the historical percentages. Upon adoption of recently issued Accounting Standards, approximately 54% and 37% of advertising and sales promotion costs will be reclassified to offset against revenue for the current and prior year quarter. The impact of the reclassification for the fiscal year as a whole is still being assessed.

        Amortization expense was $71,000 for the second quarter compared to $661,000 in the comparable period last year. The decrease is related to the Company's adoption of FAS 142 in the first quarter of fiscal 2002, which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands acquisition, the Company would have incurred amortization costs related to its goodwill and intangible assets of $1.6 million during the quarter, had it not been for the new accounting standard.

        Income from operations was $11 million, or 20% of sales in the second quarter of fiscal 2002, compared to $8.3 million, or 20% of sales in the second of fiscal 2001 quarter. Income from operations as a percentage of sales was consistent quarter over quarter, due to the items discussed above, namely the increases in advertising and promotion and decrease in gross profit as a percentage of sales, offset by the decreases in goodwill amortization and SG&A.

        Interest expense, net was $1,324,000, and $257,000 during the quarters ended February 28, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Global Household Brands acquisition. Other income was $26,000 during the quarter compared to $97,000 in the prior year quarter.

        The components of other income (expense) are shown below:

	For the three months ended February 28,
	2002	2001
Foreign Currency Gains (Losses)	$(11,000)	$27,000
Other income	37,000	70,000

TOTAL	$26,000	$97,000

        The Company's effective tax rate for the second quarter of fiscal 2000 is 33% of taxable income for the second quarter of fiscal 2002, decreased from 34% in the prior year. The decline in tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income.

        Net income was $6.5 million, or $.41 per share on a fully diluted basis for the second quarter of fiscal 2002, versus $5.4 million, or $.35 in the comparable period last year.

Six Months Ended February 28, 2002 Compared to Six Months Ended February 28, 2001

        For the first six months of fiscal year 2002, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, and hand cleaners include the Lava and Solvol brands. The household products category represent brands acquired through the Global Household Brands acquisition. Lubricant sales for the six months ended February 28, 2002 were $66.5 million, up 1% from the prior year six month period. Hand cleaner sales were $4.3 million, even with the prior year period, and household products had a strong six months, with sales of $38.1 million.

        Net sales were $109.0 million in the first six months of fiscal 2002, an increase of 55% from net sales of $70.4 million in the comparable prior year period. The increase is primarily due to sales of household products, as lubricant and hand cleaner sales were up only slightly compared to the prior year comparable period. Without household products sales (Carpet Fresh, 2000 Flushes, X-14), sales for the quarter were $70.9 million, up $500,000 compared to the prior year. Sales for the Company's three reporting segments are broken down as follows (in millions):

	Six months ended February 28,
	2002		2001
Americas	$85.6	79%	$46.7	67%
Europe	17.7	16%	17.1	24%
Asia Pacific	5.7	5%	6.6	9%

TOTAL	$109.0	100%	$70.4	100%

        In the Americas region, sales for the six months ended February 28, 2002 were up 83% from the prior year period. The change is primarily due to $38.1 million in sales of household products in the region for the six-month period, combined with a consistent performance of the Company's lubricant and hand cleaner business, which increased by $800,000.

        Without household products, sales in the Americas grew 1% to $47.5 million. Sales of the WD-40 and 3-IN-ONE Oil lubricants increased by 1% or $500,000 primarily due to strong sales of WD-40 in the U.S. offset by 12% decrease in WD-40 sales in Latin America, combined with strong sales of 3-IN-ONE across the region. The region showed strength across all channels. Sales of 3-IN-ONE were up 3% over the prior year six months with slight growth in the U.S., Latin America and Canada. Sales of heavy-duty hand cleaners for the Americas were $3.6 million in the six-month period, up from $3.3 million. Part of this fluctuation is due to a sales credit given to a major customer in the prior year period.

        For this region, 90% of the sales in the period came from the U.S., and 10% came from Canada and Latin America. This distribution reflects a change from the first six months of fiscal 2001 in which 83% of the sales came from the U.S., and 17% came from Canada and Latin America, primarily due to additional sales from household products. For the period, 100% of household products sales came from the Americas, with 97% from the U.S.

        In Europe, sales for the first six months grew to $17.7 million, up 3% from the comparable period of fiscal 2001, due to strong performance in Spain, Italy, and France and the Middle East, where sales increased by 36%, 52%, 8%, and 63% respectively. These increases were slightly offset against softer sales in the UK, Germany and in the countries in which the Company sells through local distributors, where sales decreased by 5% and 3%, and 7% respectively. The growth in Spain and Italy is a result of expanded distribution in all trade channels, while increased retail activity is fueling the Company's performance in France. The principal European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 39% of the region's sales for the period, up from 36% in the prior year period. These countries are expected to be the source of the region's growth.

        In the Asia/Pacific segment, total sales for the first six months were down 14% from the prior year period. Economic conditions throughout Asia have had an effect on the region, as sales in Asia were down 25%. Australian sales for the first six months of the fiscal year were up 27% from the prior year, with record sales in WD-40, 3-IN-ONE, and Solvol. In Australia, the Solvol brand of heavy-duty hand cleaner, which was acquired on October 1, 2000, had a 34% increase in sales, along with a 22% increase in WD-40 sales over the comparable period last year. The Company expects trading conditions to remain difficult in the Asian region while Australia should maintain growth throughout the fiscal year.

        Gross profit was $59.4 million, or 54.5% of sales in the first six months, compared to $39.6 million, or 56.3% of sales in the comparable period last year. Household product gross margin percentages are about the same as the rest of the U.S. business. The decrease in margin period over period is primarily because the Company's margin percentage in the America's during the first quarter of the prior year benefited from a large sales return of a low margin product, combined with the effect of a write down of Lava towel inventory in the UK recorded in the second quarter of fiscal year 2002. While the margin percentage declined in comparison to the prior six-month period, it is consistent with the margin percentages for the fiscal years ended August 31, 2001 and 2000. The Company's gross profit margin continues to be affected by changes in the mix of products sold, the mix of customers and trade channels, and the prices of raw materials. In addition, the consolidations occurring in the retail industry continue to pressure selling prices and gross margins. The Company expects that its fiscal 2002 margin percentage will remain in the range of that achieved in fiscal 2001 and 2000.

        A breakdown of gross profit by segment by period follows (in millions):

	Six months ended February 28,
	2002		2001
Americas	$46.9	54.8%	$26.8	57.3%
Europe	9.8	55.1%	9.7	56.8%
Asia/Pacific	2.7	47.0%	3.1	47.3%

Total	$59.4	54.5%	$39.6	56.3%

        Selling, general, & administrative expenses ("SG&A") for the first six months of fiscal 2002 increased to $23.1 million from $17.6 million for the comparable six months in the prior year. The increase in SG&A is primarily due to direct selling costs associated with the increase in sales and the additional overhead costs resulting from the Global Household Brands acquisition. While SG&A costs increased, they increased at a lower rate than the Company's sales. As a percentage of sales, SG&A decreased to 21.2% in the six months ended February 28, 2002, down from 25.0% in the same period last year.

        Advertising and sales promotion expense increased to $16.3 million for the first six months from $8.6 million for the first six months last year. Advertising and sales promotion as a percentage of sales increased to 14.9% year to date, up from 12.2% in the comparable prior year period. The increase over the prior year is primarily due to the increased marketing investment related to the household products category, which inherently requires more advertising and marketing effort. Because of this increased effort required and excluding the potential impact of recently issued Accounting Standards, the Company expects advertising and sales promotion costs to be approximately 17% of sales for fiscal 2002, a substantial increase from the historical percentages. Upon adoption of recently issued Accounting Standards, approximately 48% and 32% of advertising and sales promotion costs will be reclassified to offset against revenue for the six month periods of the current and prior year. The anticipated impact of the reclassification for the fiscal year as a whole is still being assessed.

        Amortization expense was $142,000 for the six months ended February 28, 2002, down from $1.3 million in the prior year period. This decrease is related to the Company's adoption of FAS 142, which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands acquisition, the Company would have incurred amortization costs related to its goodwill and other intangible assets of $3.2 million during the first six months, had it not been for the new accounting standard.

        Income from operations was $19.8 million, or 18.2% of sales for the six month period, compared to $12.2 million, or 17.3% of sales in the same period last year, an increase of 62.9%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above, namely, increased sales as a result of the Global Household Brands acquisition and improved performance of the lubricant and hand cleaner business, along with the discontinuation of goodwill amortization, and decreases in SG&A as a percentage of sales.

        Interest expense, net was $2,597,000, and $526,000 during the six months ended ended February 28, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Global Household Brands acquisition. Other income was $68,000 during the six-month period, compared to $174,000 in the prior year period.

        The components of other income (expense) are shown below:

	For the six months ended February 28,
	2002	2001
Foreign Currency Gains	39,000	92,000
Other income	29,000	82,000

TOTAL	$68,000	$174,000

        The provision for income taxes was 33% of taxable income for the first six months of fiscal 2002, a decrease from 34% in the prior year. The decline in the tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income.

        Net income, before extraordinary item and cumulative effect of accounting change, was $11.6 million, or $0.72 per share on a fully diluted basis in the first six months, versus $7.8 million, or $0.50 in the comparable period last year. The Company completed a new debt financing during the first quarter of fiscal year 2002, which resulted in an extraordinary charge of $692,000 net of tax, or $0.04 a share. The prior year first quarter was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share. Net income for the six months, after extraordinary item and cumulative effect of accounting change, was $10.9 million, or $0.68 per share compared to $6.8 million, or $0.44 per share.

LIQUIDITY AND CAPITAL RESOURCES

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

        On October 18, 2001, the Company refinanced its credit facility with an insurance company and a bank. The new credit facility consists of a $75 million fixed-rate term loan, which matures in 2011, and a $15 million variable rate revolving line of credit, which matures in 2004. The new arrangement requires interest only payments for the first three years on the term loan. At February 28, 2002, the original principal amount remained due under the term loan, and no borrowings were outstanding under the revolving line of credit.

        Under the new facility, the Company is required to maintain minimum consolidated net worth greater than the sum of $45 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

        A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0 through February 28, 2002; and 2.75:1.00 from March 1, 2002 through August 31, 2002. The ratio continues to decrease by 0.25 for each additional six-month period, until March 1, 2003, when it is held constant at 2.25:1.00 for all periods thereafter.

        This new facility also limits the Company's ability, without prior approval from the Company's lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loans advances and investments.

        The events of default under the credit facility, including both the $75 million fixed rate term loan and $15 million variable rate revolving line of credit include the following:

  •
  failure to pay principal or interest when due

  •
  failure to comply with covenants, representations or warranties, terms or conditions under the credit agreement

  •
  commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation

  •
  the sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line.

        Currently the Company is in compliance with all debt covenants as required by the credit facility.

        Aside from the credit facility, the Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

        For the six months ended February 28, 2002, cash and cash equivalents increased by $3.4 million, from $4.4 million at the end of fiscal 2001 to $7.8 million at February 28, 2002. Operating cash flow of $13.7 million was partially offset by cash used in investing and financing activities of $0.5 million and $9.8 million, respectively.

        Net cash provided by operating activities for the first six months was $13.7 million. This amount consisted of $10.9 million from net income with an additional $2.5 million of adjustments for non-cash items, including depreciation and amortization, loss on early extinguishment of debt, and deferred tax expense, plus a $0.3 million change in the Company's operating assets and liabilities.

        Net cash used in investing activities for the six months of fiscal 2002 was $490,000. The Company spent an additional $480,000 for acquisition costs associated with the Global Household Brands acquisition in April 2001, along with $550,000 for capital expenditures during the period. The Company received $490,000 in payments on the note receivable from VML Company, a related party contract manufacturer. Year to date capital expenditures were primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2002, the Company expects to spend approximately $1.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations, and vehicle replacements in Europe.

        Year to date February 28, 2002, the cash used in financing activities reflects dividends payments and net repayments of long-term borrowings, partially offset by proceeds from the exercise of stock options. Dividends paid were $8.5 million. Net repayments on borrowings were $4.8 million. Proceeds of $3.8 million from the exercise of stock options reduced other financing uses.

        At February 28, 2002 working capital was $29.2 million, an increase of $8.2 million from $21.0 million at the end of fiscal 2001. The current ratio at February 28, 2002 is 2.0, increased from 1.6 at August 31, 2001.

        Accounts receivable increased to $35.4 million, up $1.6 million from $33.8 million at August 31, 2001, as a result of the weighting of sales toward the last month of the second quarter compared to the end of fiscal year end 2001. Inventory decreased to $7.1 million, down by $3.4 million from $10.5 million at fiscal 2001 end, primarily due to changes made in an effort to reduce inventory levels, in addition to the $500,000 reserve recorded for Lava towel inventory in the UK.

        Current liabilities decreased $6.6 million to $28.3 million at February 28, 2002 from $34.8 million at August 31, 2001. The decrease in current liabilities as of the end of the quarter is primarily due to the $4.7 million decrease in the current portion of long-term debt discussed above, combined with the decrease in current product related payables

        On March 26, 2002, the Company's Board of Directors declared a cash dividend of $0.27 per share payable on April 30, 2002 to shareholders of record on April 12, 2002. The Company's ability to pay dividends could be affected by future business performance, liquidity and capital needs, and loan covenants. Also, although the dividend is considered quarterly, the Company would consider a reduction in the dividend in order to pursue an alternative investment opportunity that it believes would be in the interest of shareholders.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of February 28, 2002:

		Payments due by period
Contractual Obligation
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$75,000,000	—	—	21,430,000	53,570,000
Operating Leases	$780,000	350,000	320,000	110,000
Interest Payments	$36,855,000	5,460,000	10,920,000	9,750,000	10,725,000

Total Contractual Cash Obligations	$112,635,000	5,810,000	11,240,000	31,290,000	64,295,000

        The following summarizes other commercial commitments as of February 28, 2002:

  •
  The Company currently has available a $15 million variable rate revolving line of credit, maturing in 2004. There were no borrowings outstanding under this line of credit as of February 28, 2002.

  •
  The Company has guaranteed $3 million of a VML line of credit, which expires in April 2003, of which $1,643,000 and $684,000 was outstanding at February 28, 2002 and August 31, 2001, respectively.

  Relationship with Contract Manufacturers

        The Company has relationships with various suppliers who manufacturer the Company's products ("Contract Manufacturers"). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company does have obligations to purchase the products produced on behalf of the Company based on orders and projections provided to the Contract Manufacturers.

CRITICAL ACCOUNTING POLICIES

Allowance for doubtful accounts

        The preparation of financial statements requires our management to make estimates and assumptions relating to the collectibility of our accounts receivables. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $35,396,000 and $33,833,000 net of allowance for doubtful accounts of $1,558,000 and $1,322,000 as of February 28, 2002 and August 31, 2001, respectively.

Revenue Recognition

        WD-40 Company records revenue upon delivery of its products to customers. Management must make judgments and certain assumptions in the determination of when delivery occurs. Differences in judgments or estimates used could result in material differences in the amounts or timing of revenue recognition.

Accounting for Sales Incentives

        We record sales incentives as advertising and promotion costs in our income statement. Sales incentives include coupons, rebates, free products, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. We expense these promotional activities in the period during which the related product ships. Effective March 1, 2002, certain promotional activities will be reclassified as a reduction of sales. Please refer to "Recent Accounting Pronouncements" of this Management Discussion and Analysis section for further information on the reclassification.

        Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the standard promotion rates fluctuate from the actual rate.

Accounting for Income Taxes

        While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Valuation of long-lived, intangible assets and goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is reviewed at least annually under the guidance of SFAS No. 142. In addition, Intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

        Factors we consider important which could trigger an impairment, include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results

  •
  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

  •
  Significant negative industry or economic trends

  •
  Significant decline in our stock price for a sustained period

  •
  Decreased market capitalization relative to net book value

        When there is indication that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. Net intangibles, long-lived assets, and goodwill amounted to $92,276,000 and $93,027,000, as of February 28, 2002 and August 31, 2001, respectively.

Inventory Valuation

        The Company monitors the value of inventory on a continual basis, and records any provisions necessary when events or circumstances indicate that the carrying value of inventories are greater than net realizable value. Management's judgments and estimates of future demand and market conditions are used to determine net realizable value. Actual market conditions may vary from those anticipated by management, and significant variations could effect the valuation of inventory.

TRANSACTIONS WITH RELATED PARTIES

        In conjunction with the Global Household Brands (HPD) acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML will serve as the Company's contract manufacturer for certain Global Household Brands products. The Company obtained a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $650,000 and $1.15 million outstanding at February 28, 2002, and August 31, 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its share of VML earnings is recorded in cost of products sold, as VML acts primarily as a contract manufacturer to the Company. For the three and six months ended February 28, 2002, the Company recorded equity earnings of $93,000 and $293,000, respectively for its investment in VML.

        The Company purchases inventory from VML at prices similar to prices it would receive in arms length negotiations with independent third party contract manufacturers. During the three and six months ended February 28, 2002, the Company purchased approximately $8,650,000 and $17,117,896 in product from VML, and had outstanding payables to VML at February 28, 2002 and August 31, 2001 of $3.4 and $4.8 million, respectively. The Company has guaranteed $3 million of a VML line of credit that expires April 2003, of which $1,643,000 and $684,000 was outstanding at February 28, 2002 and August 31, 2001, respectively. The Company's liability related to the guarantee of this line of credit is recorded in Accrued liabilities as of August 31, 2001, and February 28, 2002.

MARKET AND OTHER RISK FACTORS

  Foreign Currency Risk

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

  Interest Rate Risk

        At August 31, 2001, the entire balance of the Company's outstanding borrowings of $79.8 million were variable interest rate loans and subject to fluctuations in interest rates. On October 18, 2001, the Company replaced $75 million of the variable rate loans with a new 10-year fixed rate loan. The change has significantly reduced the Company's exposure to interest rate risk, since only the $15 million revolving line of credit is subject to interest rate fluctuations. As of February 28, 2002, there were no borrowings outstanding under the revolving line of credit. As long as no borrowings are outstanding on the revolving line of credit, the Company has no exposure to interest rate fluctuations of 1% or greater.

  Reliance on supply chain

        The Company's contract manufacturers rely upon two key vendors for the supply of cans used in the production of WD-40, Carpet Fresh, and 3-IN-ONE products. The loss of any of these suppliers could temporarily disrupt or interrupt the production of the Company's products. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Specifically, future can prices are exposed to fluctuation of tariffs on steel; therefore any significant increase or decrease in the steel tariffs could have a significant impact on the costs of purchasing cans and the Company's cost of goods.

RECENT ACCOUNTING PRONOUNCEMENTS

        During 2000 and 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments to customers. In November 2001, the EITF reached consensus on No. 01-09 entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which codified earlier pronouncements including EITF 00-14 and 00-25. The issuance of EITF 01-09 addresses when sales incentives and discounts should be recognized, and their categorization in the financial statements; and the statement of earnings classification of consideration from a vendor to an entity that purchases the vendor's products. The impact of the adoption of EITF 01-09 on the consolidated financial statements will reclassify certain costs included in Advertising and Promotion to sales, thereby reducing both net sales and Advertising and Promotion expenses by equal and offsetting amounts. The adoption will not have any impact on the Company's reported operating income, net income, or net income per common share. This standard has been adopted by the Company beginning with the third quarter of fiscal 2002, effective March 1, 2002. Advertising and Promotion costs that will be subject to reclassification upon adoption of this standard are $3.8 million and $1.8 million for the 3 months ending February 2002 and 2001, respectively, and $7.9 million and $2.7 million for the six months ended February 28, 2002 and 2001, respectively.

        In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144

addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends APB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted. The adoption will not have any material impact on the Company's consolidated financial statements.

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

        Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of customer mix and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia/Pacific region and direct European countries, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

Exhibit No.		Description
Certificate of Incorporation and Bylaws
3	(a)	The Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.
3	(b)	The Bylaws are incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.
(b)
Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended February 28, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant
Date: April 15, 2002	/s/ MICHAEL IRWIN Michael J. Irwin Sr. Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

Part I Financial Information
  Item 1. Financial Statements
WD-40 Company Consolidated Condensed Balance Sheet
WD-40 Company Consolidated Condensed Statement of Income (unaudited)
WD-40 Company Consolidated Condensed Statement of Cash Flows (unaudited)
WD-40 Company Consolidated Condensed Statement of Other Comprehensive Income (Unaudited)
WD-40 COMPANY NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS February 28, 2002 (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES