Form 10-Q
period 2002-05-31
WD 40 CO
filed 2002-07-15
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2002

Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
1061 Cudahy Place, San Diego, California	92110
(Address of principal executive offices)	(Zip Code)

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

Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock as of July 5, 2002	16,429,236

Part I Financial Information

Item 1. Financial Statements

WD-40 Company
Consolidated Condensed Balance Sheet

	May 31, 2002	August 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,228,000	$4,380,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,606,000 and $1,322,000	30,635,000	33,833,000
Product held at contract packagers	1,864,000	2,710,000
Inventories	6,057,000	10,535,000
Other current assets	4,191,000	4,409,000

Total current assets	50,975,000	55,867,000
Property, plant, and equipment, net	6,199,000	6,385,000
Goodwill and other intangibles, net	85,762,000	86,642,000
Deferred tax, net	8,101,000	9,624,000
Unallocated purchase price	46,713,000	—
Other assets	6,193,000	8,194,000

	$203,943,000	$166,712,000

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$4,650,000
Accounts payable	8,593,000	14,735,000
Accrued liabilities	10,822,000	10,622,000
Accrued payroll and related expenses	2,618,000	1,876,000
Income taxes payable	1,481,000	2,955,000
Revolving line of credit	7,000,000	—

Total current liabilities	30,514,000	34,838,000
Long-term debt	95,000,000	75,133,000
Deferred employee benefits and other long-term liabilities	1,716,000	1,520,000

Total liabilities	127,230,000	111,491,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 16,427,999 and 15,717,296	16,000	16,000
Paid-in capital	33,639,000	15,731,000
Accumulated other comprehensive income	(348,000)	(643,000)
Retained earnings	43,406,000	40,117,000

Total shareholders' equity	76,759,000	55,221,000

	$203,943,000	$166,712,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net sales	$51,494,000	$40,318,000	$150,886,000	$107,962,000
Cost of product sold	26,521,000	19,683,000	76,155,000	50,467,000

Gross profit	24,973,000	20,635,000	74,731,000	57,495,000

Operating expenses:
Selling, general & administrative	11,733,000	8,327,000	34,857,000	25,911,000
Advertising & sales promotions	4,212,000	4,559,000	10,898,000	10,410,000
Amortization	71,000	1,068,000	213,000	2,336,000

Income from operations	8,957,000	6,681,000	28,763,000	18,838,000

Other income (expense)
Interest expense, net	(1,425,000)	(671,000)	(4,022,000)	(1,197,000)
Other income, net	134,000	(387,000)	202,000	(213,000)

Income before income taxes, extraordinary item and cumulative effect of accounting change	7,666,000	5,623,000	24,943,000	17,428,000
Provision for income taxes	2,455,000	1,910,000	8,156,000	5,924,000

Net Income before extraordinary item and cumulative effect of accounting change	$5,211,000	$3,713,000	$16,787,000	$11,504,000
Extraordinary item on early extinguishment of debt, net of income tax benefit of $340,000	—	—	(692,000)	—
Cumulative effect of accounting change, net of income tax benefit of $516,000	—	—	—	(980,000)

Net Income	$5,211,000	$3,713,000	$16,095,000	$10,524,000

Earnings per common share:
Basic
Income before extraordinary item and cumulative effect of accounting change	$0.33	$0.24	$1.06	$0.74
Extraordinary item	—	—	(0.04)	—
Cumulative effect of accounting change	—	—	—	(0.06)

	$0.33	$0.24	$1.02	$0.68

Diluted
Income before extraordinary item and cumulative effect of accounting change	$0.32	$0.24	$1.05	$0.74
Extraordinary item	—	—	(0.04)	—
Cumulative effect of accounting change	—	—	—	(0.06)

	$0.32	$0.24	$1.01	$0.68

Basic common equivalent shares	15,955,689	15,542,224	15,824,097	15,464,661

Diluted common equivalent shares	16,215,555	15,543,970	16,000,616	15,466,686

(See accompanying notes to consolidated condensed financial statements.)

co

WD-40 Company
Consolidated Condensed Statement of Cash Flows
(unaudited)

	Nine months ended
	May 31, 2002	May 31, 2001
Cash flows from operating activities:
Net income	$16,095,000	$10,524,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,299,000	3,253,000
Tax benefit of exercise of stock options	218,000	—
Stock compensation	94,000	75,000
Loss on early extinguishment of debt	692,000	—
(Gain) loss on sale of equipment	2,000	(5,000)
Deferred income tax expense (benefit)	1,338,000	(587,000)
Equity earnings in joint venture in excess of distributions received	(165,000)	—
Changes in assets and liabilities:
Trade accounts receivable	3,611,000	7,731,000
Product held at contract packagers	846,000	(4,150,000)
Inventories	4,583,000	(4,019,000)
Other assets	763,000	(514,000)
Accounts payable and accrued expenses	(4,772,000)	4,836,000
Income taxes payable	(1,139,000)	49,000
Long-term deferred employee benefits	194,000	120,000

Net cash provided by operating activities	23,659,000	17,313,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(35,574,000)	(62,737,000)
Proceeds from sale of equipment	83,000	81,000
Cash used in brand acquisition	—	(1,125,000)
Capital expenditures	(894,000)	(1,059,000)
Litigation settlement related to acquired business	866,000	—
Proceeds from payments of note receivable	626,000	—

Net cash used in investing activities	(34,893,000)	(64,840,000)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,883,000	21,000
Borrowings on line of credit	7,000,000	—
Repayment of long-term debt	(79,783,000)	(15,540,000)
Proceeds from issuance of long-term debt	95,000,000	80,000,000
Debt issuance costs	(317,000)	—
Dividends paid	(12,806,000)	(14,048,000)

Net cash provided by financing activities	14,977,000	50,433,000

Effect of exchange rate changes on cash and cash equivalents	105,000	(70,000)

Increase in cash and cash equivalents	3,848,000	2,836,000
Cash and cash equivalents at beginning of period	4,380,000	2,619,000

Cash and cash equivalents at end of period	$8,228,000	$5,455,000

Supplemental non-cash investing and financing activity:
Stock issued for acquisition of business	11,713,000	—

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Other Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net Income	$5,211,000	$3,713,000	$16,095,000	$10,524,000
Other comprehensive income (loss)
Foreign currency translation adjustments	333,000	(123,000)	295,000	(270,000)

Total comprehensive income	$5,544,000	$3,590,000	$16,390,000	$10,254,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2002
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        WD-40 Company (the "Company"), based in San Diego, California, manufactures and markets two multi-purpose lubricant products known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaners known as Lava and Solvol, and four household cleaners known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot remover. The Company markets products to North, Central and South America, Asia and the Pacific Rim, Europe, the Middle East, and Africa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WD-40 Manufacturing Company, WD-40 Company Ltd. (U.K.), WD-40 Products (Canada) Ltd., WD-40 Company (Australia) Pty. Ltd., HPD Holdings Corp., and its wholly owned subsidiary, HPD Laboratories, Inc., also known as Global Household Brands. In addition, the unallocated purchase price for the acquisition of Heartland Corporation (Heartland) on May 31, 2002 has been consolidated into the Company's balance sheet as of May 31, 2002. All significant intercompany transactions and balances have been eliminated.

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

Earnings per Share

        Common stock equivalents of 259,867 and 1,746 shares for the three months ended May 31, 2002 and 2001 were used to calculate diluted earnings per share. Common stock equivalents of 176,519 and

2,025 shares for the nine months ended May 31, 2002 and 2001 were used to calculate diluted earnings per share.

        Common stock equivalents are comprised of options granted under the Company's stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. For the three months ended May 31, 2002 and 2001, 123,200 and 1,116,322, respectively, options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. For the nine months ended May 31, 2002 and 2001, 358,457 and 1,075,519 respectively, options outstanding were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

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

        The implementation of the change has been accounted for as a change in accounting method and applied cumulatively as if the change occurred at September 1, 2000. The effect of the change was a one-time, noncash reduction to the Company's net income of $980,000, or approximately $0.06 per share, which was included in operations for the nine months ended May 31, 2001 and year ended August 31, 2001. The pro forma impact of this accounting change on prior periods is not material.

Recent Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends APB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted. The adoption will not have a material impact on the Company's consolidated financial statements.

        In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishment of debt will be effective for the Company September 1, 2002, the beginning of fiscal year 2003. The Company is currently assessing the impact of SFAS 145 on its financial statements.

NOTE 2—ACQUISITIONS

        On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, through the acquisition of the entire capital stock of Heartland Corporation, a Kansas corporation. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The acquisition of this brand expands the Company's product offerings, and offers potential for leveraging expanded product distribution. The acquisition also included related Spot Shot products and a group of developing brands. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations. Heartland's results of operations will be included in the consolidated financial statements beginning from the date of acquisition forward. The allocation of the purchase price has yet to be determined and is included in unallocated purchase price on the balance sheet at May 31, 2002. Subject to a cash adjustment to the purchase price for certain balance sheet adjustments to be determined as of the closing date, the Company paid cash in the amount of $35 million and issued to the selling shareholders 434,122 shares of restricted $.001 par value common stock of the Company having a value of $11.7 million, based upon the average closing price of the stock a few days before and after the announcement of the transaction.

        On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes automatic toilet bowl cleaners, X-14 automatic toilet bowl cleaners and hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly HPD's results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $72.9 million, consisting of cash of approximately $66.5 million, acquisition costs of $1.6 million, of which $525,000 were incurred in fiscal year 2002, and $4.8 million of the Company's common stock (264,875 shares).

        The following summary presents the results of operations for the three and nine months periods ended May 31, 2002 and 2001, on an unaudited pro forma basis, as if the Heartland and HPD acquisitions were completed at the beginning of fiscal 2001. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

	Three months ended		Nine months ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net sales	$59,746,000	$54,495,000	$174,851,000	$161,917,000
Net income	$6,778,000	$978,000	$18,435,000	$8,099,000
Basic earnings per share	$0.41	$0.06	$1.13	$0.50
Diluted earnings per share	$0.41	$0.06	$1.12	$0.50

        The pro forma periods above for the three and nine months ending May 31, 2001 reflect amortization of acquisition related goodwill and intangibles of $1.8 million and $5.1 million, respectively. Had the Company adopted SFAS 142 at the beginning of fiscal 2001, pro forma net income for the three and nine-month periods ending May 31, 2001 would be $2,178,000, or $0.13 per share, and $11,466,000, or $0.71 per share, respectively.

NOTE 3—GOODWILL AND OTHER INTANGIBLES

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

        The following table reconciles the Company's net income for the three and nine months ended May 31, 2001 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

	Three Months Ended May 31, 2002	Three Months Ended May 31, 2001
Net Income
Reported net income	$5,211,000	$3,713,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	—	675,000

Adjusted net income	5,211,000	4,388,000

Earnings per share—basic
Reported net income	$0.33	$0.24
Goodwill and indefinite lived intangibles amortization	—	0.04

Adjusted net income	0.33	0.28

Earnings per share—diluted
Reported net income	$0.32	$0.24
Goodwill and indefinite lived intangibles amortization	—	0.04

Adjusted net income	0.32	0.28

	Nine Months Ended May 31, 2002	Nine Months Ended May 31, 2001
Net Income
Reported income before extraordinary item and cumulative effect of accounting change	$16,787,000	$11,504,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	—	1,432,000

Adjusted income before extraordinary item and cumulative effect of accounting change	16,787,000	12,936,000

Reported net income	$16,095,000	$10,524,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	—	1,432,000

Adjusted net income	16,095,000	11,956,000

Earnings per share—basic
Reported income before extraordinary item and cumulative effect of accounting change	$1.06	$0.74
Goodwill and indefinite lived intangibles amortization	—	0.09

Adjusted income before extraordinary item and cumulative effect of accounting change	1.06	0.83

Reported net income	$1.02	$0.68
Goodwill and indefinite lived intangibles amortization	—	0.09

Adjusted net income	1.02	0.77

Earnings per share—diluted
Reported income before extraordinary item and cumulative effect of accounting change	$1.05	$0.74
Goodwill and indefinite lived intangibles amortization	—	0.09

Adjusted income before extraordinary item and cumulative effect of accounting change	1.05	0.83

Reported net income	$1.01	$0.68
Goodwill and indefinite lived intangibles amortization	—	0.09

Adjusted net income	1.01	0.77

        Intangible assets, excluding goodwill, that are no longer required to be amortized as they have been determined to have indefinite lives, include trade names. The trade names of Carpet Fresh, X-14, and 2000 Flushes were recorded at a total cost of $22,500,000, with accumulated amortization of $500,000 at both May 31, 2002 and August 31, 2001. Acquisition related goodwill at May 31, 2002 and August 31, 2001, was $72,393,000 and $73,546,000, respectively, with accumulated amortization of $9,652,000 and $10,161,000, respectively. As of May 31, 2002, goodwill, net of accumulated amortization, by reportable segment is as follows: the Americas, $56,057,000, Europe, $5,474,000, and Pacific Rim, $1,210,000, respectively.

        Following are other intangible assets, consisting primarily of a non-compete agreement, that continues to be subject to amortization over its 5 year estimated useful life:

	May 31, 2002	August 31, 2001
Gross carrying amount	$1,425,000	$1,425,000
Accumulated amortization	(404,000)	(190,000)

Net carrying amount	$1,021,000	$1,235,000

	Three Months Ended May 31, 2002	Three Months Ended May 31, 2001
Amortization Expense	$71,000	$48,000
	Nine months ended May 31, 2002	Nine months ended May 31, 2001
Amortization Expense	$214,000	$48,000

        Estimated intangible asset amortization expense for future fiscal years is as follows:

August 31, 2002	$285,000
August 31, 2003	285,000
August 31, 2004	285,000
August 31, 2005	285,000
August 31, 2006	95,000

NOTE 4—PROMOTIONAL PAYMENTS

        Effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force ("EITF") of the FASB in Issue 01-09 ("EITF 01-09") entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include, coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores, co-operative advertising and other promotional activity. Results reported reflect this application, and accordingly, all prior period financial statements have been reclassified to comply with this guidance. The adoption of EITF 01-09 reduced net sales and advertising and sales promotion expenses as follows:

	Three months ended
	May 31, 2002	May 31, 2001
Sales, before reclassification	56,924,000	42,673,000
Reclassification of advertising and sales promotion	(5,430,000)	(2,355,000)

Sales, as reported	$51,494,000	40,318,000
Advertising and sales promotion, before reclassification	9,642,000	6,914,000
Reclassification of advertising and sales promotion	(5,430,000)	(2,355,000)

Advertising and sales promotion, as reported	$4,212,000	4,559,000

	Nine months ended
	May 31, 2002	May 31, 2001
Sales, before reclassification	165,920,000	113,085,000
Reclassification of advertising and sales promotion	(15,034,000)	(5,123,000)

Sales, as reported	150,886,000	107,962,000
Advertising and sales promotion, before reclassification	25,932,000	15,533,000
Reclassification of advertising and sales promotion	(15,034,000)	(5,123,000)

Advertising and sales promotion, as reported	10,898,000	10,410,000

NOTE 5—CONTINGENCIES AND LITIGATION

        The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

        In February 2002, the Company agreed to a settlement related to a patent infringement case on the 2000 Flushes product filed by HPD Holdings Corp. prior to acquisition by the Company. The total amount of the settlement was $1,375,000, and was received by the Company on March 1, 2002. The balance sheet as of May 31, 2002 reflects a reduction of goodwill in the amount of $949,000, which includes $83,000 for litigation related expenses, and $426,000 in taxes.

NOTE 6—BUSINESS SEGMENTS

        The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

        The tables below present information about reported segments:

Three months ended:	The Americas	Europe	Asia- Pacific	Total
May 31, 2002
Net Sales	$38,957,000	$9,222,000	$3,315,000	$51,494,000
Operating Income	6,335,000	1,732,000	890,000	8,957,000
Total Assets	178,005,000	22,307,000	3,677,000	203,989,000
May 31, 2001
Net Sales	$30,294,000	$7,751,000	$2,273,000	$40,318,000
Operating Income	5,857,000	668,000	156,000	6,681,000
Total Assets	150,262,000	16,005,000	879,000	167,146,000
Nine months ended:	The Americas	Europe	Asia- Pacific	Total
May 31, 2002
Net Sales	$115,581,000	$26,452,000	$8,853,000	$150,886,000
Operating Income	21,381,000	4,996,000	2,386,000	28,763,000
Total Assets	178,005,000	22,307,000	3,677,000	203,989,000
May 31, 2001
Net Sales	$74,685,000	$24,488,000	$8,789,000	$107,962,000
Operating Income	13,418,000	3,368,000	2,052,000	18,838,000
Total Assets	150,262,000	16,005,000	879,000	167,146,000

Revenues, by Product Line

Three months ended	May 31, 2002	May 31, 2001
Lubricants	$32,639,000	$32,697,000
Hand cleaning products	3,650,000	2,388,000
Household products	15,205,000	5,233,000

Total	$51,494,000	$40,318,000

Nine months ended	May 31, 2002	May 31, 2001
Lubricants	$95,605,000	$96,223,000
Hand cleaning products	7,675,000	6,506,000
Household products	47,606,000	5,233,000

Total	$150,886,000	$107,962,000

        On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. ("HPD") and its wholly owned subsidiary, HPD Laboratories, Inc. During the three and nine month periods ending May 31, 2002, products acquired in the HPD acquisition contributed $15.2 million and $47.6 million, respectively, in sales to the Americas segment and Household products product line. During the three and nine months periods ending May 31, 2001, HPD products contributed sales of $5.2 million, for the one month following acquisition.

NOTE 7—SELECTED FINANCIAL STATEMENT INFORMATION

	May 31, 2002	August 31, 2001
Inventories
Raw Materials	$591,000	$1,036,000
Finished Goods	5,466,000	9,499,000

	$6,057,000	$10,535,000

Plant, Property and Equipment, net
Property, plant and equipment	$11,855,000	$11,228,000
Accumulated depreciation	(5,656,000)	(4,843,000)

	$6,199,000	$6,385,000

Goodwill and other intangibles
Goodwill	$72,393,000	$73,546,000
Intangibles with indefinite lives	22,500,000	22,500,000
Intangibles with finite lives	1,425,000	1,425,000
Accumulated amortization	(10,556,000)	(10,829,000)

	$85,762,000	$86,642,000

NOTE 8—DEBT

        In connection with the acquisition of HPD, the Company entered into a senior credit facility in the amount of $85 million with a commercial bank. The facility consisted of two term loans (Term A $30 million and Term B $15 million) and a $40 million revolving line of credit. Interest was payable at a variable rate on a monthly basis at a rate as defined in the agreement.

        On October 18, 2001, the Company replaced term loans A and B with proceeds from a new $75 million long-term obligation financed through Prudential Capital. The new obligation consists of a fixed rate note with a 10-year term and requires interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit was reduced to an availability of $15 million with a variable interest rate, and matures in 2004.

        In conjunction with this refinancing, the Company recorded an extraordinary loss of $692,000, as a result of the replacement of term loans A and B. The loss consists of the write off of debt acquisition costs capitalized under the original financing, net of a tax benefit of $340,000.

        On May 31, 2002 the Company acquired Heartland Corporation, which was financed primarily through a $20 million term loan from Prudential Capital and a $7 million draw down on the revolving line of credit from Union Bank. This term loan consists of a fixed rate note with a 3-year term, with principal payments of $10 million due May 31, 2004 and 2005. The note bears interest at an annualized rate of 6.29%. In addition, the revolving line of credit with Union Bank of California, N.A., was increased to an availability of $20 million at a variable interest rate, and matures in 2004.

        The term loans and revolving line of credit agreements require the Company to maintain compliance with certain operating and financial covenants, and are collateralized by the Company's cash, property, inventory, trade receivables, and intangible assets.

        The maturity of the fixed rate term loans are as follows:

Year ending August 31,
2004	10,000,000
2005	10,000,000
2006	10,715,000
2007	10,715,000
Thereafter	53,570,000

Total	$95,000,000

NOTE 9—RELATED PARTIES

        In conjunction with the Global Household Brands (HPD) acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company's contract manufacturer for certain Global Household Brands products. Currently the Company is the only customer for VML products. The Company obtained a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $518,000 and $1.15 million outstanding at May 31, 2002, and August 31, 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The investment in VML is included in other assets on the balances sheet. For the three and nine months ended May 31, 2002, the Company recorded equity earnings of $250,000 and $543,000, respectively for its investment in VML.

        During the three and nine months ended May 31, 2002, the Company purchased approximately $8,705,000 and $25,620,000 in product from VML, and had outstanding payables to VML at May 31, 2002 and August 31, 2001 of $1.1 and $4.8 million, respectively. The Company has guaranteed $3 million of a VML line of credit that expires April 2003, of which $1,863,000 and $684,000 was outstanding at May 31, 2002 and August 31, 2001, respectively.

NOTE 10—SUBSEQUENT EVENTS

        On June 25, 2002, the Company's Board of Directors declared a cash dividend of $0.20 per share payable on July 31, 2002 to shareholders of record on July 12, 2002.

        On June 28, 2002, the Company entered into an agreement with former employees of Heartland Corporation to sell certain of the developing brands acquired in conjunction with the Heartland acquisition. The Asset Purchase and Sale Agreement provides for the payment of $400,000 plus an amount to be determined for inventory and certain fixed assets for rights to produce and market the Lifter 1, CarpetAid, PetSav'r, Detail It and Rock Doctor brands. The Agreement also includes a 6-year license agreement to produce and market products under the Spot Beater and Spot Gard brands.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Third Quarter of Fiscal Year 2002 Compared to Third Quarter of Fiscal Year 2001

        In the third quarter of fiscal year 2002, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, and hand cleaners include the Lava and Solvol brands. The household products category represent Carpet Fresh, 2000 Flushes, and X-14. Lubricant sales for the current quarter were $32.6 million, even with the prior year period. Hand cleaner sales were $3.7 million, up by 53%, and household product sales were $15.2 million in the current quarter compared to one month of sales subsequent to acquisition in the prior year quarter totaling $5.2 million.

        The reported results reflect the adoption of EITF Issue 01-09: "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The application of this guidance has no effect on net income, but reclassifies certain marketing and promotional expenses from operating expenses to a reduction in sales. The related marketing and promotional expenses that are now being recorded as reductions in sales include, coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores, co-operative advertising and other promotional activity.

        This reclassification reduced both net sales and advertising and sales promotion expense during the quarter ended May 31, 2002 by $5.4 million and by $2.4 million during the third quarter last year. The increase in promotional costs requiring reclassification in the current quarter is primarily due to the marketing efforts associated with the household product line. A larger portion of the marketing tactics to support the household products business requires reclassification. In addition, the prior year quarter included only one month of household product sales, thus the impact is greater in the current year. The effect on sales for the quarter is as follows:

	3 months ended May 31, 2002				3 months ended May 31, 2001
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	44.0	9.5	3.4	56.9	32.3	8.1	2.3	42.7
Reclassification of Advertising and Promotional Expenses	(5.0)	(0.3)	(0.1)	(5.4)	(2.0)	(0.4)	—	(2.4)

Net sales, as reported	39.0	9.2	3.3	51.5	30.3	7.7	2.3	40.3
% of Total sales, as reported	76%	18%	6%	100%	75%	19%	6%	100%

        Net sales were $51.5 million in the quarter ended May 31, 2002, an increase of 28% from net sales of $40.3 million in the comparable prior year period. The increase is due to sales of household products along with increases in hand cleaner sales over the prior year quarter. Without household product sales, sales for the quarter were up 3% compared to the prior year.

        In the Americas region, sales for the third quarter ended May 31, 2002 were up 29% in comparison to the prior year period. This increase is also due to the household product sales, which are currently only sold in the Americas.    Sales of the household products increased significantly over the prior year quarter, $15.2 million in the quarter versus $5.2 million in the prior year. Most of the increase is due to the fact that the prior year quarter included only one month of sales after the acquisition of Global Household Brands on April 30, 2001. The region's lubricant sales decreased by $2.6 million or 11%, but were partially offset by an increase in hand cleaner sales of $1.3 million or 69%.

        The decrease in lubricant sales in the Americas is primarily a result of the decrease in WD-40 sales, which is a direct result of the Company's decision to discontinue the WD-40 bonus ounce promotion that offered 20% of free product in each can. For the past 8 years, that promotion had been a significant revenue source in the U.S. market; however, on the downside it put a large amount of free product into the market. The promotion was discontinued this year in conjunction with the Company's long-term plan to shorten the consumer repurchase cycle of WD-40. Lubricant sales in the Latin America region decreased 15% overall as a result of the economic challenges in the region, primarily caused by Argentina. Strong sales in Mexico, Central America and throughout the Caribbean partially offset the poor performance in Argentina. Lubricant sales in Canada were unchanged from the prior year quarter.

        Sales of heavy-duty hand cleaners for the Americas increased to $3.3 million, up from $1.9 million in the prior comparable period. The increase in the Americas hand cleaner sales is attributable to the U.S. market. In the quarter, an increase in Lava in-store promotional activity, television advertising, and coupon offerings resulted in significantly higher sale levels. Currently Lava is sold primarily in the U.S.

        For this region, 90% of sales in the third quarter this year came from the U.S., and 10% from Canada and Latin America. This distribution reflects a change from the third quarter of fiscal 2001 in which 88% of sales came from the U.S., and 12% came from Canada and Latin America, principally the effect of the additional sales of household products in the current year quarter.

        In Europe, third quarter sales were 19% higher than sales in the comparable period of fiscal 2001, due to strong sales in the Germany, Italy, the Middle East and in countries in which the Company sells through local distributors, where sales increased 45%, 27%, 80% and 32% respectively. The growth in Germany and Italy is a result of expanded distribution in all trade channels. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 34% of the region's sales for the quarter, consistent with the prior year period. In the long term, these countries are expected to be significant contributors to the region's growth.

        In the Asia/Pacific region, total sales were up 46% from the prior year period. Asia had a 77% increase in sales to $2.6 million up from $1.5 million in the prior year period. Australia sales for the third quarter of the fiscal year were down 12% over the prior year quarter, with decreases in WD-40 and Solvol sales. Sales of the lubricants decreased 15%, while Solvol dropped by 5%. Although Asia had a strong quarter, the Company expects trading conditions to remain difficult in the Asian region.

        Gross profit was $25.0 million, or 48.5% of sales in the third quarter, down as a percentage of sales from $20.6 million, or 51.2% of sales in the comparable period last year. The gross margin decrease of 2.7% is due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on gross margin was 4.9% in the current quarter compared to 2.7% in the prior year period, a change of 2.2%. Changes in product mix resulted in a decrease in gross margin percentage of 0.5%. As noted above, promotional costs in the current quarter had a greater impact than in the prior year due to marketing costs associated with the household products. The timing of certain promotional activities may continue to cause significant fluctuations in gross margin from period to period, similar to the fluctuations noted here. While the Company expects that its fiscal 2002 gross profit percentage will fluctuate in response to the timing of promotional activity, it anticipates only minimal changes in margin percentage due to the mix and costs of products sold.

        A breakdown of gross profit by segment by period follows (in millions):

	Three months ended May 31,
	2002		2001
Americas	$18.5	47.3%	$15.3	50.6%
Europe	5.1	55.5%	4.4	56.7%
Asia Pacific	1.4	42.5%	0.9	40.7%

TOTAL	$25.0	48.5%	$20.6	51.2%

        Selling, general, & administrative expenses for the quarter ended May 31, 2002 increased to $11.7 million from $8.3 million for the comparable prior year period. The increase in SG&A is primarily due to direct selling and freight costs associated with the increase in sales, along with the additional overhead costs resulting from the Global Household Brands acquisition.

        Advertising and sales promotion expense decreased to $4.2 million in the third quarter ended May 31, 2002, from $4.6 million in the prior year period. The decrease is attributable to minor changes in the timing and extent of media advertising. Advertising and sales promotion as a percentage of sales decreased to 8% in the third quarter from 11% in the comparable prior year period primarily due the effects of the reclassification discussed above. Advertising and sales promotion expense as a percentage of sales may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense.

        Amortization expense was $71,000 for the third quarter compared to $1,068,000 in the comparable period last year. The decrease is related to the Company's adoption of FAS 142 in the first quarter of fiscal 2002, which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands acquisition, the Company would have incurred amortization costs related to its goodwill and intangible assets of $1.6 million during the quarter, had it not been for the new accounting standard.

        Income from operations was $8.9 million, or 17.4% of sales in the third quarter of fiscal 2002, compared to $6.7 million, or 16.6% of sales in the third of fiscal 2001 quarter. Income from operations as a percentage of sales was consistent quarter over quarter, due to the items discussed above.

        Interest expense, net of interest income, was $1,425,000, and $671,000 during the quarters ended May 31, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Global Household Brands acquisition.

        Other income was $134,000 during the quarter compared to other expense of $387,000 in the prior year quarter. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced gains of $24,000 in the current quarter compared to losses of $369,000 in the prior year quarter. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound.

        The components of other income (expense) are shown below:

	For the three months ended May 31,
	2002	2001
Foreign Currency Gains (Losses)	$24,000	$(369,000)
Other income (expense), net	110,000	(18,000)

TOTAL	$134,000	$(387,000)

        The Company's effective tax rate is 32% of taxable income for the third quarter of fiscal 2002, down from 34% in the prior year. The decline in tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income, and the utilization of federal tax credits resulting from increased research and development activities.

        Net income was $5.2 million, or $0.32 per share on a fully diluted basis for the third quarter of fiscal 2002, versus $3.7 million, or $0.24 in the comparable period last year. Had the Company adopted FAS 142 beginning with the fiscal year 2001, the comparison of net income period to period would be $5.2 million, or $0.32 per share for the third quarter of fiscal 2002, versus $4.4 million, or $0.28 per share in the comparable period last year.

  Nine months ended May 31, 2002 Compared to Nine months ended May 31, 2001

        Lubricant sales for the nine months ended May 31, 2002 were $95.6 million, down 1% from the prior year nine-month period. Hand cleaner sales were $7.7 million, up 18% from the prior year period, and household products had a strong nine months, with sales of $47.6 million up from $5.2 million in the prior year, with one month of post acquisition sales in the prior year period.

        The reclassification resulting from the adoption of EITF 01-09 reduced both net sales and advertising and sales promotion expense during the nine-month period ended May 31, 2002 by $15.0 million and by $5.1 million during the prior year period. The increase in promotional costs requiring reclassification in the current nine month period is primarily due to the marketing efforts associated with the household product line. A larger portion of the marketing tactics to support the household products business requires reclassification. In addition, the prior year period included only one month of household product sales, thus the impact is greater in the current year.

        The effect on sales for the nine-month period is as follows:

	Nine months ended May 31, 2002				Nine months ended May 31, 2001
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	129.6	27.2	9.1	165.9	79.0	25.2	8.9	113.1
Reclassification of Advertising and Promotional Expenses	(14.0)	(0.8)	(0.2)	(15.0)	(4.3)	(0.7)	(0.1)	(5.1)

Sales, as reported	115.6	26.4	8.9	150.9	74.7	24.5	8.8	108.0
% of Total sales, as reported	77%	17%	6%	100%	69%	23%	8%	100%

        Net sales were $150.9 million in the first nine months of fiscal 2002, an increase of 40% from net sales of $108.0 million in the comparable prior year period. The increase is primarily due to sales of household products and an increase in hand cleaner sales, offset by a slight decrease in lubricant sales over the prior year comparable period. Without household products sales, sales for the nine months were $103.3 million, up $0.5 million compared to the prior year.

        In the Americas region, sales for the nine months ended May 31, 2002 were up 55% from the prior year period. The change is primarily due to $47.6 million in sales of household products in the region for the nine-month period compared to $5.2 million in the prior year period. The increase is due to the fact that the prior year period included only one-month sales of household products. The region's lubricant sales decreased by $3 million or 5%. This was partially offset by hand cleaner sales, which increased by $1.5 million or 30%.

        The decrease in lubricant sales is primarily attributable to lower WD-40 sales in both the U.S. and Latin America. In the U.S., the decrease of $1.6 million in WD-40 sales is the result of poor third quarter sales due to the move away from the bonus ounce promotion as previously mentioned. In Latin America, WD-40 sales were $900,000 lower than the prior year period primarily due to the economic crisis in Argentina, where year to date sales are down by $1 million from the prior year. In Canada, WD-40 sales were $200,000 less than the prior year due to the timing of customer specific promotions. U.S. 3-IN-ONE sales for the current 9 month period were $200,000 less than the same period last year.

        Sales of heavy-duty hand cleaners for the Americas were $6.6 million in the nine-month period, up from $5.1 million in the prior year. The increase in the Americas hand cleaner sales is attributable to the U.S. market, the primary market where Lava is sold. The U.S. increase for the period is primarily due to in-store promotional activity during the third quarter.

        For this region, 90% of the sales in the period came from the U.S., and 10% came from Canada and Latin America. This distribution reflects a change from the first nine months of fiscal 2001 in which 84% of the sales came from the U.S., and 16% came from Canada and Latin America, primarily due to additional sales from household products. The Company expects the U.S. to gain a greater portion of the region's total sales going forward as a result of the Spot Shot acquisition.

        In Europe, sales for the first nine months grew to $26.5 million, up 8% from the comparable period of fiscal 2001, due to strong performance in France, Germany, Spain, Italy, the Middle East and in countries in which the Company sells through local distributors, where in aggregate sales increased by 15%. The increases in these areas were slightly offset against softer sales in the UK where sales decreased by 3%. The growth in Germany, Spain, Italy and the Middle East is a result of expanded distribution in all trade channels, and increased retail activity is fueling the Company's performance in France. The principal continental European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 37% of the region's sales for the period, up from 36% in the prior year period. In the long term, these countries are expected to be significant contributors to the region's growth.

        In the Asia/Pacific segment, total sales for the first nine months were up 1% from the prior year period. Economic conditions throughout Asia have had an effect on the region, as sales in Asia were down 2%. Australian sales for the first nine months of the fiscal year were up 10% from the prior year, with strong sales of WD-40, 3-IN-ONE, and Solvol. In Australia, the Solvol brand of heavy-duty hand cleaner, which was acquired on October 1, 2000, had a 16% increase in sales, along with a 5% increase in WD-40 sales over the comparable period last year. The Company expects trading conditions to remain difficult in the Asian region while Australia should maintain growth throughout the fiscal year.

        Gross profit was $74.7 million, or 49.5% of sales in the first nine months, compared to $57.5 million, or 53.3% of sales in the comparable period last year. The gross margin decrease of 3.8% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on gross margin was 4.6% in the current period compared to 2.1% in the prior year period, a change of 2.5%. Changes in product mix resulted in a 0.5% decrease in gross margin. The write down of Lava towel inventory in the U.K. resulted in a 0.3% decrease in gross margin. The remaining 0.5% change to gross margin relates to a benefit achieved in the prior year margin from a large sales return of a low margin product. As noted above, promotional costs in the current year had a greater impact than in the prior year due to marketing costs associated with the household products.

The timing of certain promotional activities may continue to cause significant fluctuations in gross margin from period to period, similar to those fluctuations noted here. While the Company expects that its fiscal 2002 gross profit percentage will fluctuate in response to the timing of promotional activity, it anticipates only minimal changes in margin percentage due to the mix and costs of products sold.

        A breakdown of gross profit by segment by period follows (in millions):

	Nine months ended February 28,
	2002		2001
Americas	$56.3	48.8%	$39.8	52.3%
Europe	14.4	54.4%	13.7	56.1%
Asia/Pacific	4.0	44.9%	4.0	45.2%

Total	$74.7	49.5%	$57.5	53.3%

        Selling, general, & administrative expenses ("SG&A") for the first nine months of fiscal 2002 increased to $34.9 million from $25.9 million for the comparable nine months in the prior year. The increase in SG&A is primarily due to direct selling and freight costs associated with the increase in sales and the additional overhead costs resulting from the Global Household Brands acquisition. While year to date SG&A costs increased, they increased at a lower rate than the Company's sales. As a percentage of sales, SG&A decreased to 23.1% in the nine months ended May 31, 2002, down from 24.0% in the same period last year.

        Advertising and sales promotion expense increased to $10.9 million for the first nine months from $10.4 million for the first nine months last year. Advertising and sales promotion as a percentage of sales decreased to 7.2% year to date, down from 9.6% in the comparable prior year period. The small dollar increase over prior year reflects the increase in media advertising in the current year. Advertising and sales promotion expense as a percentage of sales may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense.

        Amortization expense was $213,000 for the nine months ended May 31, 2002, down from $2.3 million in the prior year period. This decrease is related to the Company's adoption of FAS 142, which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands acquisition, the Company would have incurred amortization costs related to its goodwill and other intangible assets of $4.7 million during the first nine months, had it not been for the new accounting standard.

        Income from operations was $28.8 million, or 19.1% of sales for the nine-month period, compared to $18.8 million, or 17.4% of sales in the same period last year, an increase of 53.2%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above, namely, increased sales as a result of the Global Household Brands acquisition and improved performance of the lubricant and hand cleaner business, along with the discontinuation of goodwill amortization, and decreases in SG&A as a percentage of sales.

        Interest expense, net was $4,022,000, and $1,197,000 during the nine months ended May 31, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Global Household Brands acquisition.

        Other income, net was $202,000 during the nine month period, compared to other expense of $213,000 in the prior year period. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced gains of $63,000 in the current quarter compared to losses of $277,000 in the prior year quarter. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound.

        The components of other income (expense) are shown below:

	For the nine months ended May 31,
	2002	2001
Foreign Currency Gains	63,000	(277,000)
Other income, net	139,000	64,000

TOTAL	$202,000	$(213,000)

        The provision for income taxes was 32.7% of taxable income for the first nine months of fiscal 2002, a decrease from 34% in the prior year. The decline in tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income, and the utilization of federal tax credits resulting from increased research and development activities.

        Net income, before extraordinary item and cumulative effect of accounting change, was $16.8 million, or $1.05 per share on a fully diluted basis in the first nine months, versus $11.5 million, or $0.74 in the comparable period last year. The Company completed a new debt financing during the first quarter of fiscal year 2002, which resulted in an extraordinary charge of $692,000 net of tax, or $0.04 a share. The prior year first quarter was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share, related to the change in the Company's revenue recognition policy. Net income for the nine months, after extraordinary item and cumulative effect of accounting change, was $16.1 million, or $1.01 per share compared to $10.5 million, or $0.68 per share. Had the Company adopted FAS 142 beginning with the fiscal year 2001, the comparison of net income period to period would be $16.1 million, or $1.01 per share for the nine months ended May 31, 2002, versus $12.0 million, or $0.77 per share in the comparable period last year.

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

        On October 18, 2001, the Company refinanced its credit facility with an insurance company and a bank. The new credit facility consists of a $75 million 7.28% fixed-rate term loan, which matures in 2011, and a $15 million variable rate revolving line of credit, which matures in 2004. The new arrangement requires interest only payments for the first three years on the term loan.

        On May 31, 2002, the registrant completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, through the acquisition of the entire capital stock of Heartland Corporation, a Kansas corporation.

        Cash for the acquisition was obtained through a $20 million term loan through Prudential Capital, funds from a revolving credit facility, and existing working capital. The term loan consists of fixed rate notes with a 3-year term, with aggregate principal payments of $10 million due at May 31, 2004 and at May 31, 2005. The notes bear interest at an annualized rate of 6.29%. The revolving line of credit with Union Bank of California, N.A., has been increased to an availability of $20 million at a variable interest rate, and matures in 2004. A draw of $7 million from the line was used in the financing of the transaction, along with $8 million of cash on hand.

        Under the $75 million and $20 million term loans and the revolving line of credit, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

        A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) 2.75 to 1.00 through August 31, 2002. The ratio continues to decrease by 0.25 for each additional six-month period, until March 1, 2003, when it is held constant at 2.25:1.00 for all periods thereafter.

        This new facility also limits the Company's ability, without prior approval from the Company's lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loans advances and investments.

        The events of default under the credit facility, including the $75 million and $20 million fixed rate term loans and $20 million variable rate revolving line of credit include the following:

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

        Currently the Company is in compliance with all debt covenants as required by the credit facilities.

        Aside from the credit facility and the line of credit, the Company's primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

        Since the businesses acquired through the acquisitions of HPD and Heartland have been or will be fully integrated into the Company's current business structure, it is anticipated that cash flows from these operations will be adequate to support the incremental increase in short and long term operating needs.

        For the nine months ended May 31, 2002, cash and cash equivalents increased by $3.8 million, from $4.4 million at the end of fiscal 2001 to $8.2 million at May 31, 2002. Operating cash flow of $23.7 million and $15 million of cash provided by financing activities was offset by cash used in investing activities of $35 million.

        Accounts receivable decreased to $30.6 million, down $3.2 million from $33.8 million at August 31, 2001, as a result of the lower sales during the third quarter compared to fourth quarter of fiscal 2001. Inventory decreased to $6.1 million, down by $4.4 million from $10.5 million at fiscal 2001 end, primarily due to changes made in an effort to reduce inventory levels, in addition to the $500,000 write down of Lava towel inventory in the UK during the second quarter.

        Current liabilities decreased $4.3 million to $30.5 million at May 31, 2002 from $34.8 million at August 31, 2001. The decrease in current liabilities as of the end of the quarter is primarily due to the decrease in the payable to VML by $3.7 million, combined with decreases in other trade related payables.

        At May 31, 2002 working capital was $20.6 million, a decrease of $0.4 million from $21.0 million at the end of fiscal 2001. The current ratio at May 31, 2002 is 1.7, increased from 1.6 at August 31, 2001.

        Net cash provided by operating activities for the first nine months was $23.7 million. This amount consisted of $16.1 million from net income with an additional $3.5 million of adjustments for non-cash items, including depreciation and amortization, loss on early extinguishment of debt, and deferred tax expense, plus a $4.1 million change in the Company's operating assets and liabilities.

        Net cash used in investing activities for the nine months of fiscal 2002 was $34.9 million. The Company spent $35,000,000 in the Heartland acquisition, additional $0.6 million for acquisition costs associated with the Global Household Brands acquisition completed in April 2001, along with $894,000 for capital expenditures during the period. The Company received $626,000 in payments on the note receivable from VML Company, a related party contract manufacturer. Year to date capital expenditures were primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2002, the Company expects to spend approximately $1.0 million for new capital assets, primarily for computer hardware and software in support of sales and operations, and vehicle replacements in Europe.

        Year to date May 31, 2002, the cash provided by financing activities reflects the proceeds of the new $20 million term loan and $7 million draw on the line of credit to finance the Heartland acquisition, along with the proceeds from the exercise of stock options. These net proceeds were partially offset by year to date dividends payments of $12.8 million, and the net repayments made in conjunction with the debt restructuring completed in October 2001.

        On June 25, 2002, the Company's Board of Directors declared a cash dividend of $0.20 per share payable on July 31, 2002 to shareholders of record on July 12, 2002. The dividend was reduced from a historical $0.27 down to $0.20 in conjunction with the additional debt taken on to complete the acquisition of Heartland. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of May 31, 2002:

	Payments due by period
Contractual Obligation
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	—	20,000,000	21,430,000	53,570,000
Operating Leases	$734,000	351,000	278,000	105,000	—
Interest Payments	$38,635,000	6,718,000	12,807,000	9,360,000	9,750,000

Total Contractual Cash Obligations	$134,369,000	7,069,000	33,085,000	30,895,000	63,320,000

        The following summarizes other commercial commitments as of May 31, 2002:

  •
  The Company currently has available a $20 million variable rate revolving line of credit, maturing in 2004. There was $7 million outstanding under this line of credit as of May 31, 2002.

  •
  The Company has guaranteed $3 million of a VML line of credit, which expires in April 2003, of which $1,863,000 and $684,000 was outstanding at May 31, 2002 and August 31, 2001, respectively.

  Relationship with Contract Manufacturers

        The Company has relationships with various suppliers who manufacture the Company's products ("Contract Manufacturers"). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company does have obligations to purchase the products produced on behalf of the Company based on orders and projections provided to the Contract Manufacturers.

CRITICAL ACCOUNTING POLICIES

Allowance for doubtful accounts

        The preparation of financial statements requires our management to make estimates and assumptions relating to the collectibility of our accounts receivables. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $30,635,000 and $33,833,000 net of allowance for doubtful accounts of $1,606,000 and $1,322,000 as of May 31, 2002 and August 31, 2001, respectively.

Revenue Recognition

        WD-40 Company records revenue upon delivery of its products to customers. Management must make judgments and certain assumptions in the determination of when delivery occurs. Differences in judgments or estimates used could result in material differences in the amounts or timing of revenue recognition.

Accounting for Sales Incentives

        We record sales incentives as a reduction of sales in our income statement. Sales incentives include coupons, rebates, free products, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. We record these promotional activities in the period during which the related product ships, or when the expense is incurred.

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

  •
  Significant underperformance relative to historical or projected future operating results

  •
  Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

  •
  Significant negative industry or economic trends

  •
  Significant decline in our stock price for a sustained period

  •
  Decreased market capitalization relative to net book value

        When there is indication that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. Net intangibles, long-lived assets, and goodwill amounted to $91,961,000 and $93,027,000, as of May 31, 2002 and August 31, 2001, respectively.

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

TRANSACTIONS WITH RELATED PARTIES

        In conjunction with the Global Household Brands (HPD) acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company's contract manufacturer for certain Global Household Brands products. The Company obtained a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $518,000 and $1.15 million outstanding at May 31, 2002, and August 31, 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its share of VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. For the three and nine months ended May 31, 2002, the Company recorded equity earnings of $250,000 and $543,000, respectively for its investment in VML.

        During the three and nine months ended May 31, 2002, the Company purchased approximately $8,650,000 and $25,620,000 in product from VML, and had outstanding payables to VML at May 31, 2002 and August 31, 2001 of $1.1 and $4.8 million, respectively. The Company has guaranteed $3 million of a VML line of credit that expires April 2003, of which $1,863,000 and $684,000 was outstanding at May 31, 2002 and August 31, 2001, respectively.

MARKET AND OTHER RISK FACTORS

  Foreign Currency Risk

        The Company is exposed to a variety of risks, including foreign currency fluctuations. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        The Company's objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company's U.K. subsidiary utilizes forward contracts to limit its exposure on converting cash balances maintained in Euros into British sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges.

  Interest Rate Risk

        At August 31, 2001, the entire balance of the Company's outstanding borrowings of $79.8 million were variable interest rate loans and subject to fluctuations in interest rates. On October 18, 2001, the Company replaced $75 million of the variable rate loans with a new 10-year fixed rate loan, and obtained a new $20 million fixed rate term loan in May 2002. The change has significantly reduced the Company's exposure to interest rate risk, since only the $20 million revolving line of credit is subject to interest rate fluctuations. As of May 31, 2002, there was $7 million outstanding under the revolving line of credit with variable interest rate of 4.75%. The Company's interest rate risk on the outstanding line of credit balance is based upon the fluctuation in the LIBOR rate. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit.

  Reliance on supply chain

        The Company's contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, and Spot Shot products. The loss of any of these suppliers could temporarily disrupt or interrupt the production of the Company's products. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Specifically, future can prices are exposed to fluctuation of tariffs on steel; therefore any significant increase or decrease in the steel tariffs could have a significant impact on the costs of purchasing cans and the Company's cost of goods.

  Competition

        The market for the Company's products is highly competitive and is expected to be increasingly competitive in the future. The Company's products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. These considerations as well as increased competition generally could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on the Company's business, operating results, financial position and cash flows. In addition, many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely effect its business, operating results, financial position and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishment of debt will be effective for the Company September 1, 2002, the beginning of fiscal year ended 2003. The Company is currently assessing the impact of SFAS 145 on its financial statements.

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

PART II    Other Information

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws
3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.
3(b)	The Bylaws are incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.
Material Contracts
10(a)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas corporation.
10(b)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge
  (b)
  Reports on Form 8-K.

          (1)  On June 14, 2002, the Registrant filed a Form 8-K to report the Company's acquisition, on May 31, 2002, of the entire capital stock of Heartland Corporation, a Kansas corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant
Date: July 15, 2002	/s/ MICHAEL J. IRWIN Michael J. Irwin Sr. Vice President Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

WD-40 Company Consolidated Condensed Balance Sheet
WD-40 Company Consolidated Condensed Statement of Income (unaudited)
WD-40 Company Consolidated Condensed Statement of Cash Flows (unaudited)
WD-40 Company Consolidated Condensed Statement of Other Comprehensive Income (Unaudited)
WD-40 COMPANY NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS May 31, 2002 (Unaudited)
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES