Form 10-K
period 2002-08-31
WD 40 CO
filed 2002-11-08
CIK 105132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002	Commission File No. 0-6936-3

WD-40 COMPANY
(Exact Name of Registrant as specified in Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1797918 (I.R.S. Employer Identification No.)
1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)
Registrant's telephone number, including area code	(619) 275-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, $.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐.

        The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of October 18, 2002 was $449,680,000.

        As of October 18, 2002 the Registrant had 16,525,400 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Proxy Statement for the annual meeting of stockholders on December 17, 2002 is incorporated by reference into PART III, Items 10-12.

PART I

ITEM 1—Business

  (a)
  General Development of Business.

        For more than four decades, WD-40 Company sold only one petroleum-based product, known as WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner from Block Drug Company, and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner from Unilever Australia, Ltd. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself ("DIY"), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, an aerosol stain remover and a leading brand in the carpet stain remover category. The Spot Shot brand fits well within the Company's brand portfolio, alongside the other household product brands.

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

        In fiscal 1999, the Company acquired the Lava brand of heavy-duty hand cleaners from Block Drug Company, Inc. The Lava brand is more than 100 years old and is well recognized by U.S. consumers. Because the characteristics of the Lava consumer are very similar to those of the WD-40 consumer, the Company feels that the strength of the WD-40 brand name will be an effective vehicle in promoting the growth of Lava in the U.S. In addition, the Company saw opportunities to develop the brand internationally and in distribution channels in which the brand has not yet been sold.    During the first quarter of fiscal 2001, the Company introduced the Lava brand into the U.K. market and acquired the Solvol brand of heavy-duty hand cleaner in Australia from Unilever Australia Ltd. In fiscal 2002, the Lava brand was introduced into the Canadian and Latin American markets.

        On April 30, 2001, the Company completed its acquisition of the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands. The three principal brand trademarks are 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration. The Global Household Brands' broker network and grocery business, combined with the WD-40 Company's DIY distribution, gives the Company good growth potential for all brands across new trade channels.

        On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, through the acquisition of the entire capital stock of Heartland Corporation, a Kansas corporation. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet stain remover. The acquisition of this brand expands the Company's product offerings, and offers potential for leveraging expanded product distribution. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

  (b)
  Financial Information About Industry Segments.

        The Company's operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized primarily on the basis of geographical area into the following segments: the Americas, Europe and Asia/Pacific. In addition, management reviews product performance on the basis of revenue.

        The Company's revenue comes from three product categories—multi-purpose lubricants, heavy-duty hand cleaners, and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

  (c)
  Narrative Description of Business.

        WD-40 Company manufactures and markets two multi-purpose lubricant products known as "WD-40" and "3-IN-ONE Oil", two heavy-duty hand cleaners known as "Lava" and "Solvol", and four household cleaners known as "X-14" hard surface cleaners and automatic toilet bowl cleaners, "2000 Flushes" automatic toilet bowl cleaner, "Carpet Fresh" room and rug deodorizer, and "Spot Shot" aerosol carpet spot remover.

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

        The Company purchased the Lava brand of heavy-duty hand cleaner from Block Drug Company in April 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand was comprised of two sizes of bar soap and one size of liquid cleaner. The Company's strategy in acquiring this brand was to first expand distribution in the U.S. and then begin to market Lava internationally. Prior to the Company's acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand has appeal to consumers who shop in other channels such as hardware, automotive and club stores. The Company is developing distribution in these channels where, with its WD-40 and 3-IN-ONE brands, it has considerable marketing experience. For international expansion in the Heavy-Duty hand cleaner market, the Company launched the Lava brand in the U.K., and acquired the Solvol brand in Australia during the first quarter of fiscal year 2001. Solvol, Australia's leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. In December of 2000, the Company increased the product offering of the brand by adding a liquid cleaner.

        The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands with the April 2001 stock purchase of HPD Holdings, Corp. and its wholly owned subsidiary HPD Laboratories, Inc., doing business as Global Household Brands. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, a liquid daily shower cleaner, and an automatic toilet bowl cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed up. Carpet Fresh is also sold as an aerosol foam which doesn't require vacuuming. In June 2002, the Company introduced a line extension of the Carpet Fresh brand with the introduction of Carpet Fresh Auto, a no-vacuum foam auto refresher. At the time of the acquisition, the brands were sold primarily through grocery, drug, and mass retail channels. The Company is expanding the distribution of these items into new channels. At the same time, the broker network is helping to grow the distribution of the Company's other brands into the grocery channels.

        The Company acquired the Spot Shot brand with the May 2002 stock purchase of Heartland Corporation. The Spot Shot brand is an aerosol carpet spot remover. At the time of the acquisition, the brand was sold primarily through food and mass retail, club stores, hardware, and home center stores. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels.

        The Company owns numerous patents, but relies primarily upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, X-14, 2000 Flushes, Carpet Fresh, and Spot Shot trademarks are registered in the United States and in various foreign countries.

        At August 31, 2002 the Company employed 211 people worldwide: 122 by the United States parent corporation, 5 of which are based in the Malaysian sales office; 9 by the Company's Canadian subsidiary; 69 by the United Kingdom subsidiary, including 11 in Germany, 10 in France, 6 in Italy and 8 in Spain; 8 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company's manufacturing subsidiary. The majority of the Company's employees are engaged in sales and/or marketing activities.

  (d)
  Financial Information About Foreign and Domestic Operations and Export Sales.

        The information required by this item is included in Note 15—Business Segments and Foreign Operations, of the Company's consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts on non-functional currency cash balances. With the continuing expansion of the Company's business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

ITEM 2—Properties

  The Americas

        The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 5,600 square feet of office and storage space in San Diego. The Company leases approximately 11,000 square feet of office space in total for sales offices in each of the following cities: Springfield, New Jersey; Atlanta, Georgia; Miami, Florida; and Northbrook, Illinois.    The Company also has a lease ending on November 30, 2002 for 19,000 square feet of office space in Olathe, Kansas. This space is no longer fully utilized, as effectively all the Heartland operations have been integrated into the Company. The Company leases approximately 2,000 square feet of office space in Etobicoke, Ontario, Canada.

  Europe

        The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,000 square feet of office space and 4,700 square feet of plant and storage area. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

  Asia-Pacific

        The Company leases approximately 2,500 square feet of office space in Epping, New South Wales, Australia. The Company leases approximately 1,800 square feet of office space for a sales office in Kuala Lumpur, Malaysia.

        With minor adjustments, the Company believes that these properties should be sufficient to meet its needs for office and plant facilities for the near future. Increased growth resulting from the recently acquired brands may cause the Company to acquire and/or modify its space in future years.

ITEM 3—Legal Proceedings

        The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations, with the exception of the item described below.

        In February 2002, the Company agreed to a settlement related to a patent infringement case on the 2000 Flushes product filed by HPD Holdings Corp. prior to acquisition by the Company. The total amount of the settlement was $1.4 million, and was received by the Company on March 1, 2002. The balance sheet as of August 31, 2002 reflects a reduction of goodwill in the amount of $0.9 million, which includes $0.1 million for litigation related expenses, and $0.4 million in taxes.

        On October 2, 2002, a legal action was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against the registrant by Michael William Granese, a Florida citizen, on behalf of himself and all others similarly situated, to seek damages allegedly arising out of the use of automatic toilet bowl cleaners ("ATBCs") sold by the registrant. ATBCs are marketed and sold by the registrant under the brand names, 2000 Flushes and X-14.

        The plaintiff seeks to certify a class of plaintiffs consisting of consumers in the state of Florida who, since September 1, 1998, have purchased and used ATBCs sold by the registrant and who, at the time of the first use of such products, had a product warranty for a toilet in which such products were used. The plaintiff alleges that the product warranty for such toilet may have been voided by the use of the registrant's ATBC. In addition to damages attributed to the value of the lost product warranty, plaintiff seeks damages for the purchase price of the ATBC which is allegedly unfit for its intended purpose.

        The legal action includes allegations of negligent omission of information concerning the potential loss of product warranties and alleged violations of the Florida Deceptive and Unfair Trade Practices Act (Fla. Stat. §§501.201 - 501.213) for failing to inform consumers of the potential loss of product warranties. The plaintiff seeks punitive and/or treble damages in addition to actual or compensatory damages, as well as costs and attorneys fees as may be provided for by Florida law.

        If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the Company's results of operations. There is not sufficient information to estimate the Company's exposure at this time.

ITEM 4—Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	46	President and Chief Executive Officer. Mr. Ridge joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.
Michael J. Irwin	39	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.
Graham P. Milner	48	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas in March, 1997, became Senior Vice President, The Americas, in April, 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.
Michael L. Freeman	49	Division President, the Americas, Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President Administration and Chief Information Officer in December, 1996, was promoted to Senior Vice President Operations in September, 2001, and was named Division President, the Americas, in September 2002.
Geoffrey J. Holdsworth	40	Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.
William B. Noble	44	Managing Director, WD-40 Company Ltd. (U.K.) Mr. Noble joined the Company's Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December, 1996.

        All executive officers hold office at the pleasure of the Board of Directors. In addition, the Company has entered into employment agreements with Mr. Ridge, Mr. Irwin, Mr. Milner, Mr. Freeman, Mr. Holdsworth, and Mr. Noble for three-year terms. Subject to renewal, Mr. Ridge's current contract term expires on August 1, 2005 and the other officers' contracts expire on July 9, 2004.

PART II

ITEM 5—Market For Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded in the over-the-counter market (Nasdaq National Market System). As of August 31, 2002, the approximate number of holders of record of the Company's common stock was 1,842. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of the Company's common stock for the periods indicated, as reported by Nasdaq.

SELECTED STOCK INFORMATION

	FISCAL 2002			FISCAL 2001
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$23.69	$18.75	$.27	$22	$19.098	$.32
Second Quarter	29.83	22.72	.27	21.875	18.625	.32
Third Quarter	30.78	26.09	.20	23	17.68	.27
Fourth Quarter	28.72	22.51	.20	23.29	18.80	.27

        The Company has historically paid regular quarterly cash dividends on its common stock. During the third quarter of fiscal 2001 the dividend per share was reduced from a historical $0.32 dividend per share, to a $0.27 per share to finance the acquisition of HPD Holdings Corp. During the third quarter of fiscal 2002 the dividend per share was reduced from $0.27 down to $0.20 in conjunction with the additional debt taken on to complete the acquisition of Heartland Corporation. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

  Issuance of Unregistered Securities

        As of March 1, 2002, the Company issued a total of 3,451 shares of its common stock to 7 of its non-employee directors pursuant to the Company's Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the "Plan"). The shares were issued in lieu of cash compensation for all or part of each electing director's annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company's shares on the first business day of March. The total amount of director compensation paid by the issuance of shares under the Plan was $85,000 and the fair market value of the shares issued as of March 1, 2002 was $94,444. The issuance of the shares of the Company's common stock to the directors was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

        As of May 31, 2002, the Company issued a total of 208,017 shares of its common stock to Scott Hilkene and 226,105 shares to Sally Hilkene as part of the total consideration paid by the Company upon the acquisition of Heartland Corporation, a Kansas corporation. The shares issued as part of the purchase price consideration for the acquisition had a value of $12,000,000 and the number of shares was determined based upon the average closing price of the Company's common stock for the 5 business days prior to the acquisition closing date of May 31, 2002. The foregoing issuance of shares of the Company's common stock was exempt from registration under the Act pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares are subject to certain restrictions upon transfer. The Company and Scott Hilkene and Sally Hilkene entered into a Registration Rights Agreement with respect to the shares and the shares have been registered for resale under a Registration Statement on Form S-3 filed by the Company on August 13, 2002.

ITEM 6—Selected Financial Data

        The following data has been derived from the Company's audited financial statements The impact of the accounting change discussed in Item 8 was not material to previously reported results; therefore such results have not been recast to reflect the change. The consolidated balance sheets at August 31, 2002 and 2001 and the related consolidated statements of income, of cash flows and of shareholders' equity of the Company for the three years ended August 31, 2002 and notes thereto appear elsewhere herein. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands)	2002	2001	2000	1999	1998
Net sales	$216,764	$163,748	$146,469	$140,353	$138,203
Cost of product sold	108,153	79,547	69,414	64,558	62,984

Gross profit	108,611	84,201	77,055	75,795	75,219
Operating expenses	66,245	56,112	45,432	41,851	41,059

Operating income	42,366	28,089	31,623	33,944	34,160
Interest income (expense), net	(5,523)	(2,508)	(495)	256	96

Income before income taxes, extraordinary item and accounting change	36,843	25,581	31,128	34,200	34,256
Provision for income taxes	11,475	8,698	10,570	12,135	12,368

Net income before effect of extraordinary item and accounting change	25,368	16,883	20,558	22,065	21,888
Extraordinary item on extinguishment of debt	(692)
Cumulative effect of accounting change		(980)
Net Income	$24,676	$15,903	$20,558	$22,065	$21,888

Earnings per share
Basic
Income before effect of extraordinary item and accounting change	$1.58	$1.08	$1.33	$1.41	$1.40
Extraordinary loss on extinguishment of debt	(0.04)
Cumulative effect of accounting change		(0.06)

	$1.54	$1.02	$1.33	$1.41	$1.40

Diluted
Income before effect of accounting change	$1.57	$1.08	$1.33	$1.41	$1.40
Extraordinary loss on extinguishment of debt	(0.04)
Cumulative effect of accounting change		(0.06)

	$1.53	$1.02	$1.33	$1.41	$1.40

Dividends per share	$0.94	$1.18	$1.28	$1.28	$1.28
Total assets	$215,045	$166,712	$84,950	$91,957	$70,945
Long-term obligations	$96,605	$76,653	$10,911	$15,421	$2,037

        As described in Note 3 to the consolidated financial statements, the Company completed acquisitions of Heartland Corporation and HPD Holdings Corp. during fiscal 2002 and fiscal 2001, respectively. Sales of the Spot Shot brand acquired in the Heartland acquisition added $7.3 million in household product sales during fiscal 2002. Sales of products acquired in the HPD acquisition added $64.9 million, and $22.1 million in household product sales during fiscal 2002 and 2001, respectively.

        As described in Note 4 to the consolidated financial statements, at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of 2002, the Company is no longer amortizing acquisition related goodwill and trade names that have been determined to have indefinite lives. With the additional acquisition related goodwill and intangibles from the Global Household Brands and Heartland acquisitions, the Company would have incurred amortization costs of $7.1 million related to its goodwill and intangible assets, had it not been for the new accounting standard.

        As described in Note 5 to the consolidated financial statements, effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force ("EITF") of the FASB in Issue 01-09 ("EITF 01-09") entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include: coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores, co-operative advertising and other promotional activity. Results reported reflect this application, and accordingly, all prior period financial statements have been reclassified to comply with this guidance. Amounts reclassified for pro forma presentation for fiscal years 1998 through 2001 in the application of this guidance is as follows (in thousands): fiscal year 2001, $10,828; fiscal year 2000, $6,229; fiscal year 1999, $5,995; and fiscal year 1998, $6,194.

ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        Year ended August 31, 2002 compared with the year ended August 31, 2001

        During fiscal year 2002, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category include Carpet Fresh, 2000 Flushes, X-14, and Spot Shot. Lubricant sales for the year were $134.4 million, up 2% over the prior year. Hand cleaner sales were $10.2 million, up by 6%. Household product sales were $72.2 million in the current year compared to $22.1 million in the prior year. The prior year included only four months of household product sales subsequent to the acquisition of Global Household Brands in April 2001, and the current year had increased household product sales as a result of the acquisition of the Spot Shot brand in May 2002.

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

        This reclassification reduced both net sales and advertising and sales promotion expense during the year ended August 31, 2002 by $21.7 million and by $10.8 million during the prior year. The increase in promotional costs requiring reclassification in the current year is primarily due to the marketing efforts associated with the household product line, combined with the overall increase in household product sales in fiscal 2002 compared to the prior year. A larger portion of the marketing investment to support the household products business requires reclassification. The effect on sales for the year is as follows (in thousands):

	12 months ended August 31, 2002				12 months ended August 31, 2001
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	$185,558	39,920	13,043	238,521	$125,858	35,674	13,044	174,576
Reclassification of Advertising and Promotional Expenses	(20,461)	(1,042)	(254)	(21,757)	(9,625)	(1,038)	(165)	(10,828)

Net sales, as reported	$165,097	38,878	12,789	216,764	$116,233	34,636	12,879	163,748
% of Net sales, as reported	76%	18%	6%	100%	71%	21%	8%	100%

        Net sales were $216.8 million for the year ended August 31, 2002, an increase of 32% from net sales of $163.7 million in the prior year. The increase is due to sales of household products along with increases in hand cleaner sales over the prior year. Excluding household product sales, sales for the year were up 2% compared to the prior year.

        In the Americas region, sales for fiscal 2002 were up 42% over the prior year. This increase is also due to the household product sales, which are currently only sold in the Americas. Sales of the household products increased significantly over the prior year, $72.2 million in fiscal 2002 versus $22.1 million in the prior year. Most of the increase is due to the fact that the prior year included only four months of sales after the acquisition of Global Household Brands on April 30, 2001. In addition, fiscal 2002 added $7.3 million in sales of Spot Shot during the last three months of the year, after the acquisition of Heartland on May 31, 2002. The region's lubricant sales decreased by $2.3 million or 3%, but were partially offset by an increase in hand cleaner sales of $1 million or 12%.

        The decrease in lubricant sales in the Americas is principally a result of the decrease in WD-40 sales, which is primarily due to the Company's decision to discontinue the WD-40 bonus ounce promotion that offered 20% of free product in each can. For the past 8 years, that promotion had been a significant revenue source in the U.S. market; however, on the downside it put a large amount of free product into the market. The promotion was discontinued this year in conjunction with the Company's long-term plan to shorten the consumer repurchase cycle of WD-40. Lubricant sales in the Latin America region decreased 10% and $0.9 million overall as a result of the economic challenges in the region, primarily caused by a $1 million decrease in sales in Argentina. Strong sales in Mexico, Central America and throughout the Caribbean partially offset the poor performance in Argentina. Lubricant sales in Canada were down 3% due to promotional costs and foreign exchange differences.

        Sales of heavy-duty hand cleaners for the Americas increased to $8.8 million, up from $7.8 million in the prior year. The increase in the Americas hand cleaner sales is attributable to the U.S. market. During the year, an increase in Lava in-store promotional activity, television advertising, and coupon offerings resulted in significantly higher sales levels. Currently, Lava is sold primarily in the U.S.

        For this region, 90% of sales in the third quarter this year came from the U.S., and 10% from Canada and Latin America. This distribution reflects a change from fiscal 2001 in which 87% of sales came from the U.S., and 13% came from Canada and Latin America, principally the effect of the additional sales of household products in fiscal 2002.

        In Europe, current year sales were up $4.2 million, or 12% over sales in fiscal 2001. Lubricant sales increased by $4.7 million, or 14%, offset by $0.5 million decrease in hand cleaner sales. Increased lubricant sales are due to strong sales in Germany, Spain, Italy, the Middle East and in countries in which the Company sells through local distributors, where sales increased 21%, 20%, 47%, 38% and 8% respectively. The growth in Germany, Spain and Italy is a result of expanded distribution in all trade channels. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 35% of the region's sales for the current year, up from 33% last year. In the long term, these countries are expected to be significant contributors to the region's growth.

        In the Asia/Pacific region, total sales were down 1% over last year. Asia had a 3% decrease in sales, down to $9.6 million from $9.9 million in the prior year period, resulting from the effect of counterfeit products. Australia sales for the year were up 8% over fiscal 2001, with increases in sales of all brands, WD-40, 3-IN-ONE, and Solvol. Sales of the lubricants increased 6%, while Solvol increased by 14%. The Company expects trading conditions to remain difficult in the Asia/Pacific region, with modest growth in the coming fiscal year.

        Gross profit was $108.6 million, or 50.1% of sales in the 2002 fiscal year, compared to $84.2 million, or 51.4% of sales in the 2001 fiscal year. The gross margin decrease of 1.3% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on gross margin was 4.5% in the current period compared to 3.0% in the prior year, a change of 1.5%. Changes in product mix resulted in a 0.4% increase in gross margin. The write down of Lava towel inventory in the U.K. resulted in a 0.2% decrease in gross margin. As noted above, promotional costs in the current year had a greater impact than in the prior year due to marketing costs associated with the household products. The timing of certain promotional activities may continue to cause significant fluctuations in gross margin from period to period, similar to those fluctuations noted here. While the Company expects that its fiscal 2003 gross profit percentage will fluctuate in response to the timing of promotional activity, it anticipates only minimal changes in margin percentage due to the mix and costs of products sold.

        A breakdown of gross profit and gross profit percentage by segment by year follows (in thousands):

	2002		2001
Americas	$81,349	49.3%	$59,360	51.1%
Europe	21,551	55.4%	19,002	54.9%
Asia/Pacific	5,711	44.7%	5,839	45.3%

Total	$108,611	50.1%	$84,201	51.4%

        Selling, general, & administrative expenses ("SG&A") for fiscal 2002 increased to $50.7 million from $36.7 million in 2001. The increase in SG&A is primarily due to increases in direct selling and freight costs associated with the additional sales generated from the Global Household Brands and Heartland acquisitions. Additionally, general and administrative costs increased as a result of the acquisitions, in order to support the integration of the businesses. Increased incentive costs contributed to the increase as well, as strong business results for the 2002 fiscal year resulted in higher payouts compared to fiscal 2001. As a percentage of sales, SG&A increased to 23.4% for the year, up 1% from 22.4% last year. The increase as a percentage of sales relates to the increased effect of promotional costs on sales in the current year as discussed above. Before promotional costs are considered, SG&A is consistent year to year, at 21.3% in 2002 compared to 21.0% in 2001.

        Advertising and sales promotion expense decreased to $15.2 million for the current year from $15.4 million last year. Advertising and sales promotion as a percentage of sales decreased to 7.0%, down from 9.4% in the prior year. Advertising and sales promotion expense as a percentage of sales may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense.

        Amortization expense was $0.3 million for the 2002 fiscal year, down from $3.9 million in the prior year. Current year amortization expense represents the amortization of a non-compete agreement over its five-year useful life. The decrease in amortization from fiscal 2001 is related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 issued by the Financial Accounting Standards Board ("FASB"), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands and Heartland acquisitions, the Company would have incurred amortization costs related to its goodwill and other intangible assets of $7.1 million for fiscal year 2002, had it not been for the new accounting standard.

        Income from operations was $42.4 million, or 19.5% of sales for the year, compared to $28.1 million, or 17.2% of sales last year, an increase of 50.8%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above, namely, increased sales as a result of the Global Household Brands and Heartland acquisitions, consistency in the lubricant and hand cleaner business, along with the discontinuation of goodwill amortization.

        Interest expense, net was $5.8 million, and $2.6 million during the years ended August 31, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowings associated with the Global Household Brands and Heartland acquisitions.

        Other income, net was $0.3 million during the current year, compared to $0.1 million in the prior year. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced losses of $24,000 in the current year compared to losses of $143,000 in the prior year. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound. Miscellaneous other income was $292,000 compared to $279,000 in fiscal 2002 and 2001, respectively.

        The provision for income taxes was 31.14% of taxable income for fiscal 2002, decreased from 34% in the prior year. This reflects an overall decrease in the tax rate to 32.5%, along with a one time benefit of $0.5 million associated with the resolution of certain tax items. The decline in tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income and the utilization of federal tax credits resulting from increased research and development activities.

        Net income, before extraordinary item and cumulative effect of accounting change, was $25.4 million, or $1.57 per share on a fully diluted basis in fiscal 2002, versus $16.9 million, or $1.08 per share in fiscal 2001. The Company completed a new debt financing during the first quarter of fiscal year 2002, which resulted in an extraordinary charge of $692,000 net of tax, or $0.04 a share. The prior year first quarter was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share, related to the change in the Company's revenue recognition policy. Net income for fiscal year 2002, after extraordinary item and cumulative effect of accounting change, was $24.7 million, or $1.53 per share compared to $15.9 million, or $1.02 per share. Had the Company adopted FAS 142 beginning with the fiscal year 2001, the comparison of net income year to year would be $24.7 million, or $1.53 per share for fiscal 2002, versus $18.3 million, or $1.18 per share in fiscal 2001.

        Year ended August 31, 2001 compared with the year ended August 31, 2000

        During fiscal year 2001, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, and hand cleaners include the Lava and Solvol brands. The household products category represent Carpet Fresh, 2000 Flushes, and X-14. Lubricant sales for the year were $132.1 million, down 3% over the prior year. Hand cleaner sales were $9.6 million, down by 8%. Sales of the Global Household brands (2000 Flushes, X-14, and Carpet Fresh) acquired in April, 2001 contributed four months of sales in fiscal 2001 amounting to $22.1 million.

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

        This reclassification reduced both net sales and advertising and sales promotion expense during the year ended August 31, 2001 by $10.8 million and by $6.2 million during fiscal 2000. The increase in promotional costs requiring reclassification in fiscal 2001 is primarily due to the marketing efforts associated with the household product line. A larger portion of the marketing tactics to support the household products business requires reclassification. Fiscal year 2001 included four months of household product sales subsequent to the acquisition of Global Household Brands in April 2001. Thus, the impact is greater in fiscal year 2001. The effect on sales for the year is as follows (in thousands):

	12 months ended August 31, 2001				12 months ended August 31, 2000
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	$125,858	35,674	13,044	174,576	$104,441	34,340	13,917	152,698
Reclassification of Advertising and Promotional Expenses	(9,625)	(1,038)	(165)	(10,828)	(5,284)	(807)	(138)	(6,229)

Net sales, as reported	116,233	34,636	12,879	163,748	99,157	33,533	13,779	146,469
% of Net sales, as reported	71%	21%	8%	100%	68%	23%	9%	100%

        In the Americas region, sales increased by 17.2% from $99.2 million in fiscal 2000 to $116.2 million in fiscal 2001. The increase in sales is primarily due to Global Household Brands sales in the U.S., which were $22.1 million for the year, offset by decreases in lubricants and hand cleaner sales of $2.3 million and $2.7 million, respectively.

        The decrease in lubricant sales in the Americas is primarily a result of the decrease in WD-40 sales of $2.8 million, or 3%, slightly offset by $0.6 million, or 15% increase in 3-IN-ONE sales. The decrease in WD-40 sales is a result of a shift in promotional emphasis. The movement away from discount pricing and value promotions was replaced with promotions aimed at attaining higher profit margins. Lubricant sales in the Latin America region increased 2% as a result of the development of the market in Mexico, along with strong sales in Argentina, Puerto Rico, Chile, and Brazil, compared to fiscal 2000. Canadian lubricants decreased 10% due to a loss in promotional momentum suffered in the beginning of fiscal 2001, due to the delay in the adoption of a price increase by several Canadian customers.

        Sales of heavy-duty hand cleaners for the Americas decreased to $7.8 million, down from $10.5 million in the fiscal 2000. The decrease in the Americas hand cleaner sales primarily reflect the comparison to a one-time, non-recurring promotional sale during fiscal 2000.

        In the region, 87% of the sales in 2001 came from the U.S., and 13% from Canada and Latin America. This reflects a change in sales from 2000 when 85% of the sales came from the U.S., and 15% from Canada and Latin America.

        Within the European region, sales grew by 3.3% to $34.6 million in fiscal 2001. Sales in local currencies were considerably better year-to-year, still posting gains despite the weakness of the Euro legacy currencies and the British pound against the dollar. The rise in the region's sales for fiscal 2001 is due to increases of 5% in the UK, 17% in France, 25% in Spain and 88% in Italy, partially offset by decreases in sales of 7% in Germany, 17% in Africa, and 32% in the Middle East. Sales from the U.K., which is a mature and well-established market for the Company's products, accounted for 33% of the region's sales in 2001, slightly increased from 32.3% in 2000. The principal European countries where the Company sells through a direct sales force—France, Germany, Spain and Italy—together accounted for 33% of the region's sales in 2001, up from 31% in 2000.

        In the Asia/Pacific region, sales declined by 6.5% from 2000 to 2001. Of the sales in the region, 30% were from Australia in 2001, up from 17% in 2000. During 2001, sales in the Asia/Pacific region declined due to the Asian economic and political uncertainty.

        Gross profit was $84.2 million, or 51.4% of sales in fiscal 2001, $77.1 million, or 52.6% in 2000. The gross margin decrease of 1.2% is primarily due to the effect of promotional costs and the mix of products and customers. The overall impact of promotional costs on gross margin was 3.0% in 2001 compared to 1.9% in the prior year, a change of 1.1%. Changes in product and customer mix, and increases in raw material costs resulted in a 0.1% decrease in gross margin. As noted above, promotional costs in 2001 had greater impact compared to 2000 due to marketing costs associated with household products. In addition, due to the consolidation of companies in the retailing industry, increasing portions of the Company's sales are made to fewer, but larger, customers with greater purchasing power, negatively impacting selling prices and margins. Further, in 2001 the Company began to experience increases in the cost of certain raw materials as a result of the worldwide increase in oil prices.

        A breakdown of gross profit and gross profit percentage by segment by year follows (in thousands):

	2001		2000
Americas	$59,360	51.1%	$51,415	51.8%
Europe	19,002	54.9%	19,135	57.1%
Asia/Pacific	5,839	45.3%	6,505	47.2%

Total	$84,201	51.4%	$75,055	52.6%

        Selling, general, & administrative expenses were $36.7 million in fiscal 2001, or 22.4% of sales compared to $34.1 million in fiscal 2000, or 23.2% of sales. The increase in SG&A expenses in 2001 is due primarily to the addition of overhead related to the Global Household Brands acquisition, as well as continued investment in employee related expenses, supply chain improvements, and information systems required to support future growth. In addition, fiscal year 2001 also had increased freight and warehousing costs associated with Lava.

        Advertising and sales promotion expense was $15.4 million, or 9.4% of sales in 2001, and $9.0 million, or 6.1% of sales in 2000. The large increase in promotion expense is due to higher advertising spending for the household products category, as well as the introduction of the Lava brand to the European market.

        Amortization expense was $4.0 million for fiscal 2001, up $1.6 million from $2.4 million in 2000. The increase is due to the amortization of goodwill and intangibles attributable to the purchase of the Global Household Brands of X-14, 2000 Flushes, and Carpet Fresh in April 2001. Amortization expense also includes amortization of intangibles attributable to the purchase of the 3-IN-ONE and Lava brands.

        Income from operations was $28.1 million or 17.2% of sales in 2001, $31.6 million, or 21.6% of sales in 2000. The decline in income from operations as a percentage of sales from 2000 to 2001 was due to the items discussed above, namely the higher advertising and promotion and amortization expenses, related to the recently acquired brands.

        Interest expense, net was $2.6 million and $0.7 million during the years ended August 31, 2001 and 2000, respectively. The increase in interest expense in fiscal 2001 compared to the prior year is due to the acquisition of Global Household Brands in the third quarter of fiscal 2001. As a result of this acquisition, the Company used cash on hand resulting in less cash invested while borrowing funds and incurring higher interest costs.

        Other income, net was $0.1 million in fiscal 2001 and $0.2 million in fiscal 2000. The decrease in other income was primarily due to the effect of foreign exchange transactions, which produced net losses of $143,000 in fiscal 2001, compared to $23,000 in fiscal 2000. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but made sales denominated in Euro legacy currencies and U.S. dollars as well as the British pound. Miscellaneous other income was $279,000 compared to $190,000 in fiscal 2001 and 2000, respectively.

        The income tax rate remained consistent at 34% from fiscal 2000 to 2001.

        Net income, before cumulative effect of accounting change, was $16.9 million, or $1.08 per share on a fully diluted basis in fiscal year 2001, versus $20.6 million, or $1.33 per share in fiscal 2000. Fiscal 2001 was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share, related to the change in the Company's revenue recognition policy. Net income for fiscal 2001, after the cumulative effect of accounting change, was $15.9 million, or $1.02 per share compared to $20.6 million, or $1.33 per share in fiscal 2000. Had the Company adopted FAS 142 beginning with the 2000 fiscal year, the comparison of net income year to year would be $18.4 million, or $1.18 per share for fiscal 2001, versus $20.1 million, or $1.43 per share in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        On April 30, 2001, the Company completed its acquisition of the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition, as of April 27, 2001, of the entire capital stock of HPD Holdings Corp. a Delaware corporation, and its wholly owned subsidiary, HPD Laboratories, Inc., a Delaware corporation.

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

        On October 18, 2001, the Company refinanced its credit facility with Prudential Capital and Union Bank of California, N.A. The new credit facility consists of a $75 million 7.28% fixed-rate term loan, which matures in 2011, and a $15 million variable rate revolving line of credit, which matures in 2004. The new arrangement requires interest only payments for the first three years on the term loan, with seven principal payments of approximately $10.7 million due annually, beginning October 18, 2005, and for the six years thereafter.

        On May 31, 2002, the registrant completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, through the acquisition of the entire capital stock of Heartland Corporation, a Kansas corporation.

        Cash for the acquisition was obtained through a $20 million term loan through Prudential Capital, funds from a revolving credit facility, and existing working capital. The term loan consists of fixed rate notes with a 3-year term, with aggregate principal payments of $10 million due at May 31, 2004 and May 31, 2005. The notes bear interest at an annualized rate of 6.29%. The revolving line of credit with Union Bank of California, N.A., has been increased to an availability of $20 million at a variable interest rate, and matures in 2004. A draw of $7 million from the line was used in the financing of the transaction, along with $8 million of cash on hand. As of August 31, 2002, $19.7 million remained available under the line, with $299,000 outstanding.

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

        This new facility also limits the Company's ability, without prior approval from the Company's lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loan advances and investments.

        The events of default under the credit facility, including the $75 million and $20 million fixed rate term loans, and the $20 million variable rate revolving line of credit, include the following:

  •
  failure to pay principal or interest when due

  •
  failure to comply with covenants, representations or warranties, terms or conditions under the credit agreements

  •
  commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation

  •
  the sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line.

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

        Since the businesses acquired through the acquisitions of HPD Holdings Corp. and Heartland Corporation have been integrated into the Company's current business structure, it is anticipated that cash flows from these operations will be adequate to support the incremental increase in short and long term operating needs.

        For the year ended August 31, 2002, cash and cash equivalents increased by $6.7 million, from $4.4 million at the end of fiscal 2001 to $11.1 million at August 31, 2002. Operating cash flow of $35.5 million and cash provided by financing activities of $5.7 million was offset by cash used in investing activities of $34.6 million.

        Current assets, excluding cash, increased by $5.1 million to $56.6 million at August 31, 2002, up from $51.5 million at August 31, 2001. Accounts receivable increased to $43.8 million, up $9.9 million from $33.8 million at August 31, 2001, as a result of higher sales during the fourth quarter of fiscal 2002 compared to fourth quarter of fiscal 2001, combined with the strengthening of the dollar. Inventory decreased to $6.1 million, down by $4.4 million from $10.5 million at fiscal 2001 end, primarily due to changes made in an effort to reduce inventory levels, in addition to the net $430,000 write down of Lava towel inventory in the UK during the second quarter. Product at contract packagers decreased by $1.9 million year over year, resulting from the changes in procurement of product by the packagers.

        Current liabilities increased slightly by $0.5 million to $35.2 million at August 31, 2002 from $34.8 million at August 31, 2001. Accounts payable and other accrued liabilities increased by $6.2 million due to increases in product related payables directly related to the increased sales over prior year, along with an increase in payroll and related expenses due to higher incentive costs for 2002. Current portion of long-term debt decreased by $4.6 million due to the debt re-financing during the year, offset by an increase in the line of credit balance by $0.3 million. Income taxes payable decreased by $1.4 million, due to the effect of book to tax differences of goodwill amortization.

        At August 31, 2002 working capital increased to $32.4 million, up $11.4 million from $21.0 million at the end of fiscal 2001. The current ratio at August 31, 2002 is 1.9, increased from 1.6 at August 31, 2001.

        Net cash provided by operating activities for the year ended August 31, 2002 was $35.5 million. This amount consisted of $24.7 million from net income with an additional $4.5 million of adjustments for non-cash items, including depreciation and amortization, loss on early extinguishment of debt, and deferred tax expense, plus a $6.3 million change in the Company's operating assets and liabilities.

        Net cash used in investing activities for the 2002 fiscal year was $34.6 million. The Company spent $35 million in the Heartland acquisition, additional $0.4 million for acquisition costs associated with the Global Household Brands and Heartland acquisitions, net of $0.2 million of cash acquired, and $1.3 million for capital expenditures during the year. The Company received $626,000 in payments on the note receivable from VML Company, a related party contract manufacturer. Year to date capital expenditures were primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2003, the Company expects to spend approximately $1.9 million for new capital assets, primarily for computer hardware and software in support of sales and operations, manufacturing molds and tools, and vehicle replacements in Europe.

        For fiscal year 2002, the cash provided by financing activities reflects the proceeds of the new $20 million term loan and $7 million draw on the line of credit to finance the Heartland acquisition, along with the proceeds from the exercise of stock options. These net proceeds were partially offset by dividend payments of $16.1 million, net repayment of $6.7 million on the line of credit, combined with net repayments made in conjunction with the debt restructuring completed in October 2001.

        On September 24, 2002, the Company's Board of Directors declared a cash dividend of $0.20 per share payable on October 31, 2002 to shareholders of record on October 11, 2002. During the third quarter of fiscal 2002 the dividend per share was reduced from a historical $0.27 down to $0.20 in conjunction with the additional debt taken on to complete the acquisition of Heartland. The Company's ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

        The following schedule summarizes our contractual obligations and commitments to make future payments as of August 31, 2002:

	Payments due by period
Contractual Obligation
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	—	20,000,000	21,430,000	53,570,000
Operating Leases	$1,573,000	550,000	838,000	185,000	—
Interest Payments on fixed rate obligations	$36,956,000	6,718,000	12,493,000	8,970,000	8,775,000

Total Contractual Cash Obligations	$133,529,000	7,268,000	33,331,000	30,585,000	62,345,000

        The following summarizes other commercial commitments as of August 31, 2002:

  •
  The Company currently has available a $20 million variable rate revolving line of credit, maturing in 2004. There was $0.3 million outstanding under this line of credit as of August 31, 2002.

  •
  The Company has guaranteed $6 million of a VML line of credit, which expires in April 2003, of which $1,996,000 and $684,000 was outstanding at August 31, 2002 and 2001, respectively.

  Relationships with Contract Manufacturers

        The Company has relationships with various suppliers who manufacture the Company's products ("Contract Manufacturers"). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and projections provided to the Contract Manufacturers.

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

Revenue Recognition

        WD-40 Company records revenue upon delivery of its products to customers. Management must make judgments and certain assumptions in the determination of when delivery occurs. Differences in judgments or estimates, such as the lengthening or shortening of our estimated delivery time used, could result in material differences in the amounts or timing of revenue recognition.

Accounting for Sales Incentives

        We record sales incentives as a reduction of sales in our income statement. Sales incentives include coupons, rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. We record these promotional activities in the period during which the related product ships, or when the expense is incurred.

        Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the standard rate.

Accounting for Income Taxes

        We assess the need for a valuation allowance against deferred tax assets by considering future taxable income and ongoing prudent and feasible tax planning strategies. Should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to establish a valuation allowance against the deferred tax asset would be charged to income in the period such determination was made.

Valuation of Long-lived, Intangible Assets and Goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is reviewed at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

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

  •
  Significant decline in our stock price for a sustained period

  •
  Decreased market capitalization relative to net book value

        When there is indication that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying value amount of the asset is not recoverable and its carrying amount exceeds its fair value.

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

TRANSACTIONS WITH RELATED PARTIES

        In conjunction with the Global Household Brands (HPD) acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company's contract manufacturer for certain household products, and a warehouse distributor for other company products. The Company obtained a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $0.5 million and $1.15 million outstanding at August 31, 2002 and 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its share of VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. For the year ended August 31, 2002, the Company recorded equity earnings of $0.7 million for its investment in VML.

        During the year ended August 31, 2002, the Company purchased approximately $39.1 million in product from VML, and had outstanding payables to VML at August 31, 2002 and 2001 of $4.7 million and $4.9 million, respectively. The Company has guaranteed $6 million of a VML line of credit that expires April 2003, of which $2 million and $0.7 million was outstanding at August 31, 2002 and 2001, respectively.

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

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

  Interest Rate Risk

        At August 31, 2001, the entire balance of the Company's outstanding borrowings of $79.8 million were variable interest rate loans and subject to fluctuations in interest rates. On October 18, 2001, the Company replaced $75 million of the variable rate loans with a new 10-year fixed rate loan, and obtained a new $20 million fixed rate term loan in May 2002. The change has significantly reduced the Company's exposure to interest rate risk, since only the $20 million revolving line of credit is subject to interest rate fluctuations. As of August 31, 2002, there was $0.3 million outstanding under the revolving line of credit with variable interest rate of 4.75%. The Company's interest rate risk on the outstanding line of credit balance is based upon the fluctuation in the LIBOR rate. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit.

OTHER RISK FACTORS

  Component Supply Risk

        The Company depends upon its suppliers for the supply of the primary components for its WD-40 brand and other products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum products, of which WD-40 and 3-IN-ONE are comprised, have had significant price volatility in the past, and may in the future. Rising oil prices can also impact the Company's cost of transporting its products. The Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternate sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company's products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company's products. Specifically, future can prices are exposed to fluctuation resulting from tariffs on steel; therefore any significant increase or decrease in the steel tariffs could have a significant impact on the costs of purchasing cans and the Company's cost of goods. In the event there is more significant price volatility or higher component costs generally, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices without affecting demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company's business, operating results, financial position and cash flows.

  Reliance on Supply Chain

        The Company's contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, and Spot Shot products. Additionally, the Company relies on single manufacturers for the production of 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 liquid cleaners, Carpet Fresh powder and its Lava bar soap. The loss of any of these suppliers or manufacturers could temporarily disrupt or interrupt the production of the Company's products.

        The Company does not have direct control over the management or business of the primary contract manufacturers utilized in the manufacturing of the Company's products, except indirectly through terms as negotiated in contracts with those manufacturers. Should the terms of doing business with the Company's primary contract manufacturers change, the Company's cost structure may be impacted, which could have a direct impact on the Company's profit margins.

  Competition

        The market for the Company's products is highly competitive and is expected to be increasingly competitive in the future. The Company's products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, and its unique platform of multiple distribution channels as its primary competitive strategies.

        These considerations as well as increased competition generally could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on the Company's business, operating results, financial position and cash flows. In addition, many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows.

  Political and Economic Risks

        The Company's domestic and international operations are exposed to the risk of political and economic uncertainties. Changes in political and economic conditions may affect product cost, availability, distribution, pricing, purchasing, and consumption patterns. While the Company seeks to manage its business in consideration of these risks, there can be no assurance that the Company will be successful in doing so.

        As the Company's sales extend to various countries around the globe, financial results in affected areas are exposed to a higher degree of risk. Examples of regions currently exposed to such types of risk include Argentina, the Middle East, and parts of Asia. There can be no assurance that the Company will be able to successfully mitigate against current and future risk associated with political and economic uncertainties, or that the risks faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows. As sales grow within various regions around the world, the Company's exposure to this risk will increase.

  Business Risks

        With the trend toward consolidation in the retail marketplace, the Company's customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. The Spot Shot brand is presently sold to two major customers, who each account for 10% or more of its sales. The loss of, or reduction in, orders from, any of the Company's most significant customers could have a material adverse effect on the Company's business and its financial results.

        Large customers also seek price reductions, added support, or promotional concessions. To support this trend, the Company has had to expand its use of customer and market-specific promotions and allowances, which has negatively impacted and will continue to impact, the Company's ability to maintain existing profit margins.

        In addition, the Company is subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results.

  Operating Results and Net Earnings May Not Meet Expectations

        The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company's actual performance could vary materially from its expectations. The Company's operating results and net earnings may be influenced by a number of factors, including the following:

  •
  the introduction of new products and line extensions by the Company or its competitors;

  •
  the Company's ability to control its internal costs and the cost of raw materials;

  •
  the effectiveness of the Company's advertising, marketing and promotional programs;

  •
  changes in product pricing policies by the Company or its competitors;

  •
  changes of accounting policies;

  •
  the ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;

  •
  the ability to maintain key customer relationships;

  •
  the ability of major customers and other creditors to meet their obligations as they come due;

  •
  the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

  •
  the ability of the Company to attract and retain qualified personnel;

  •
  expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

  Regulatory Risks

        The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company's operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        Some of the Company's products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company complies with these laws and regulations and seeks to anticipate developments that could impact the Company's ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company's products in such a way that will not have an adverse effect upon the product's efficacy or marketability. A delay or other inability of the Company to complete product research and development in response to any such regulatory requirements could have a material adverse effect on the Company's financial condition and results of operations.

        A focus on environmental regulations relating to VOCs (Volatile Organic Compounds) resulted in a change in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO2 was chosen as the aerosol propellant in 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company's profitability.

        VOC's are regulated by the California Air Resources Board ("CARB"). Current CARB regulations, if applied, could require a reformulation of the WD-40 product potentially resulting in a less efficient or less profitable product. The Company is seeking a variance from these requirements. In the event that a variance is not obtained, the reformulation could have a material impact on the Company's financial results.

        Generally, the manufacture, packaging, storage, distribution and labeling of the Company's products and the Company's business operations all must comply with extensive federal, state, and foreign laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

  Success of Acquisitions

        The Company has recently acquired the household product brands: Spot Shot, 2000 Flushes, X-14, and Carpet Fresh. The Company believes that its recent acquisitions provide opportunities for growth for all of the Company's brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management's attention from other business concerns, the loss of key employees or other factors, could materially adversely affect the Company's financial results.

        One of the Company's strategies is to increase its sales volumes, earnings and the markets it serves through acquisitions of other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able to successfully integrate future acquisitions into its operations. In addition, there can be no assurance that companies or operations acquired will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

  Increased Use Of Debt Financing

        The Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly dividends. The recent acquisitions have been funded to a large extent by new debt. In order to service the new debt, the Company will be required to use its income from operations to make interest and principal payments required by the terms of the loan documents. In addition, the Company is required by covenants within the loan documents to maintain certain financial ratios and compliance with other financial terms. The Company believes that the increased income from operations derived from the acquired businesses will fully cover the new debt service requirements.

        In the past two years, the Company has announced reductions to its regular quarterly dividend from $0.32 to $0.27 per share in April 2001 and from $0.27 to $0.20 per share in July 2002 (reducing the annual dividend since April 2001 from $1.28 to $.80) in order to make more of its cash flow available for debt service requirements. However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing through the issuance of more debt or the sale of equity securities, or the Company might be required to further reduce dividends. The increased debt service obligations could result in lower earnings for the Company if anticipated gross and net margins are not maintained for the Company's new and existing business lines.

  Protection of Intellectual Property

        The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property. The Company cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some of the foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could make it less competitive and could have a material adverse effect on the Company's business, operating results and financial condition.

  Volatility in the Insurance Market

        The Company re-evaluates its insurance coverage annually. Trends in the insurance industry suggest that such contracts may be much more expensive, less protective or even unavailable. In such a case the Company may decide to self-insure more, thereby undertaking additional risks.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends APB No. 51, Consolidated Financial Statements. SFAS 144 is effective for the Company on September 1, 2002. The adoption will not have any material impact on the Company's consolidated financial statements.

        In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishment of debt will be effective for the Company September 1, 2002, the beginning of fiscal year ended 2003. The adoption will require the loss on early extinguishment of debt recorded during the year ended August 31, 2002, be reclassified from an extraordinary item, and reported in income before extraordinary items.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have any material effect on the Company's financial statements.

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

        Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Further, the Company has a policy against confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 8—Financial Statements and Supplementary Data

        The Company's consolidated financial statements at August 31, 2002 and 2001 and for each of the three years in the period ended August 31, 2002, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages i through xxvi.

        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending August 31, 2002:

	In thousands
							Diluted EPS Before Extraordinary Item and Cumulative Effect
QUARTER ENDED:	Net Sales	Gross Profit	Income Before Extraordinary Item & Cumulative Effect	Cumulative Effect of Accounting Change	Extraordinary Item	Net Income		Diluted Earnings Per Share
November 30, 2000	$28,219	$15,811	$2,427	(980)		$1,447	$0.16	$0.10
February 28, 2001	39,425	21,049	5,364			5,364	0.35	0.35
May 31, 2001	40,318	20,635	3,713			3,713	0.24	0.24
August 31, 2001	55,786	26,706	5,379			5,379	0.34	0.34

	$163,748	$84,201	$16,883	(980)	—	$15,903	$1.08	$1.02

November 30, 2001	$48,452	$24,398	$5,075		(692)	$4,383	$0.32	$0.28
February 28, 2002	50,940	25,360	6,501			6,501	0.41	0.41
May 31, 2002	51,494	24,973	5,211			5,211	0.32	0.32
August 31, 2002	65,878	33,880	8,581			8,581	0.52	0.52

	$216,764	$108,611	$25,368	—	(692)	$24,676	$1.57	$1.53

        As discussed in Note 1 to the consolidated financial statements, during the fourth quarter of the fiscal year 2001, the company changed its revenue recognition policy pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." As a result, the company changed its revenue recognition policy effective September 1, 2000 to recognize revenue upon delivery rather than shipment of products. The cumulative effect of this accounting change was $980,000 net of tax, and is reflected in the first quarter ended November 30, 2000 net income above. Other than the cumulative effect adjustment, the impact of this accounting change was not material to previously reported quarterly results.

        As discussed in Note 5 to the consolidated financial statements, effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force ("EITF") of the FASB in Issue 01-09 ("EITF 01-09") entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include: coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores, co-operative advertising and other promotional activity. Quarterly results reported reflect this application, and accordingly, all prior period financial statements have been reclassified to comply with this guidance. The following reconciles quarterly data reported above to amounts previously reported prior to the application of EITF 01-09:

        RECLASSIFICATION FOR APPLICATION OF EITF 01-09

	Net Sales			Gross Profit
QUARTER ENDED:	As previously reported	Application of EITF 01-09	As adjusted	As previously reported	Application of EITF 01-09	As adjusted
November 30, 2000	29,142	(923)	28,219	16,734	(923)	15,811
February 28, 2001	41,270	(1,845)	39,425	22,894	(1,845)	21,049
May 31, 2001	42,673	(2,355)	40,318	22,990	(2,355)	20,635
August 31, 2001	61,491	(5,705)	55,786	32,411	(5,705)	26,706
November 30, 2001	53,445	(4,993)	48,452	29,391	(4,993)	24,398
February 28, 2002	55,551	(4,611)	50,940	29,971	(4,611)	25,360

        As discussed in Note 8 to the consolidated financial statements, during the first quarter of fiscal 2002, the Company replaced term loans A and B with proceeds from a new $75 million long-term obligation, and modified the terms of its revolving line of credit. In conjunction with this refinancing, the Company recorded an extraordinary loss of $692,000, as a result of the replacement of term loans A and B. The loss consists of the write off of debt acquisition costs capitalized under the original financing, net of a tax benefit of $340,000.

ITEM 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

ITEM 10—Directors and Executive Officers of the Registrant

        The information required by this item is set forth under the captions "Security Ownership of Directors and Executive Officers," "Nominees for Election as Directors," "Compensation, Committees and Meetings of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Shareholders, December 17, 2002 (the "Proxy Statement"), which information is incorporated by reference herein.

ITEM 11—Executive Compensation

        The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph."

ITEM 12—Security Ownership of Certain Beneficial Owners and Management

        Certain information required by this item is incorporated by reference to the Proxy Statement under the headings "Principal Security Holders" and "Security Ownership of Directors and Executive Officers."

        Securities authorized for issuance under equity compensation plans as of August 31, 2002 is as follows:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,330,112	$22.28	975,241
Equity compensation plans not approved by security holders	n/a	n/a	12,849[1]

Total

1
Shares available pursuant to the Company's Non-Employee Director Restricted Stock Plan

  Non-Employee Director Restricted Stock Plan

        Shares are issued to non-employee directors of the Company pursuant to the Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the "Plan") in lieu of cash compensation of up to $15,000 according to an election to be made by the director as of the September meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her entire annual director's fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,000, $10,000 or $15,000. The restricted shares are to be issued in accordance with a director's election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company's shares as of the first business day of March.

        Restricted shares issued to directors do not become vested for resale for a period of five years except in the event of death or retirement from the Board following the director's 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five year vesting period, the director resigns or otherwise fails to continue to serve on the Board of Directors for any reason other than as a result of death or disability.

ITEM 13—Certain Relationships and Related Transactions

        Not Applicable.

ITEM 14—Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this yearly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee, which consists of certain members of the Company's senior management.

        (b)  Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the year ended August 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART IV

ITEM 15—Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

Page
(a)	Documents filed as part of this report
(1)	Report of Independent Accountants	i
	Consolidated Balance Sheets at August 31, 2002 and 2001	ii
	Consolidated Statements of Income for Years Ended August 31, 2002, 2001 and 2000	iii
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for Years Ended August 31, 2002, 2001 and 2000	iv
	Consolidated Statements of Cash Flows for Years Ended August 31, 2002, 2001 and 2000	v
	Notes to Consolidated Financial Statements	vi
(2)	Financial Statement Schedule for Fiscal 2002, 2001 and 2000 Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves	xxvi
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits
Exhibit No.	Description
3(a)	Articles of Incorporation and By-Laws.

The Certificate of Incorporation is incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.
3(b)	The By-Laws are incorporated by reference from the Registrant's Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.
Material contracts.
Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(l) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 14(c)).
10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(b)
Form of WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
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
10(e)	Amendment to Employment Agreement dated May 20, 2002 between the registrant and Garry O. Ridge, is incorporated by reference from the Registrant's Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.
10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001 is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001 is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001 is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001 is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001 is incorporated by reference from the Registrants Form 10-K filed November 7, 2001.
10(k)
The form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated herein by reference from the Registrant's Proxy Statement filed on November 9, 1999 (Appendix D thereto).

10(l)		Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan dated December 11, 2001.
10(m)
The Stock Purchase Agreement dated March 26, 2001 for the Registrant's acquisition of HPD Holdings Corp. is incorporated by reference from the Registrant's Form S-3 Registration Statement filed June 26, 2001, Exhibit 2.0 thereto.
10(n)
Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation, is incorporated by reference from the Registrant's Form 10-Q filed July 15, 2002, Exhibit 10(a) thereto.
21		Subsidiaries of the Registrant.
23		Consent of Independent Accountants.
99(a)		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99(b)		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	(b)	Reports on Form 8-K

(1) On August 14, 2002, the Registrant filed Form 8-K/A, amending its report on Form 8-K filed June 14, 2002 to report the Registrant's acquisition of Heartland Corporation on May 31, 2002. The filing on Form 8-K/A included audited financial statements for Heartland Corporation for the year ended December 31, 2001, unaudited financial statements for Heartland Corporation for the interim three months ended March 31, 2002 and certain unaudited proforma financial information for the Registrant for the year ended August 31, 2001 and the six months ended February 28, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY Registrant
By:	/s/ MICHAEL J. IRWIN MICHAEL J. IRWIN Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date: 11/7/02

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT JAY REMBOLT Vice President of Finance, Controller (Principal Accounting Officer)
Date: 11/7/02

/s/ GARRY O. RIDGE GARRY O. RIDGE Chief Executive Officer and Director (Principal Executive Officer)
Date: 11/7/02

/s/ JOHN C. ADAMS, JR. JOHN C. ADAMS, JR., Director
Date: 11/4/02

MARIO L. CRIVELLO, Director
Date:

/s/ DANIEL W. DERBES DANIEL W. DERBES, Director
Date: 11/4/02

/s/ JACK L. HECKEL JACK L. HECKEL, Director
Date: 11/4/02

/s/ GARY L. LUICK GARY L. LUICK, Director
Date: 11/4/02

/s/ KENNETH E. OLSON KENNETH E. OLSON, Director
Date: 11/3/02

/s/ GERALD C. SCHLEIF GERALD C. SCHLEIF, Director
Date: 11/4/02

/s/ NEAL E. SCHMALE NEAL E. SCHMALE, Director
Date: 11/1/02

/s/ EDWARD J. WALSH EDWARD J. WALSH, Director
Date: 10/30/02

CERTIFICATIONS

I, Garry O. Ridge, certify that:

  1.
  I have reviewed this annual report on Form 10-K of the WD-40 Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002

/s/ GARRY O. RIDGE Garry O. Ridge President and CEO

I, Michael J. Irwin, certify that:

  1.
  I have reviewed this annual report on Form 10-K of the WD-40 Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002

/s/ MICHAEL J. IRWIN Michael J. Irwin Executive Vice President and CFO

Report of Independent Accountants

To the Board of Directors and
Shareholders of WD-40 Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 30 present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
October 31, 2002

i

WD-40 Company

Consolidated Balance Sheets

August 31, 2002 and 2001

	2002	2001
Assets
Current assets
Cash and cash equivalents	$11,091,000	$4,380,000
Trade accounts receivable, less allowance for cash discounts and doubtful accounts of $1,547,000 and $1,322,000	43,754,000	33,833,000
Product held at contract packagers	2,135,000	3,986,000
Inventories	6,143,000	10,535,000
Other current assets	4,540,000	3,133,000

Total current assets	67,663,000	55,867,000
Property, plant and equipment, net	6,196,000	6,385,000
Goodwill and other intangibles, net	129,375,000	86,642,000
Deferred tax assets	5,402,000	9,624,000
Other assets	6,409,000	8,194,000

	$215,045,000	$166,712,000

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$—	$4,650,000
Accounts payable	15,871,000	14,735,000
Accrued liabilities	11,873,000	10,622,000
Accrued payroll and related expenses	5,724,000	1,876,000
Income taxes payable	1,495,000	2,955,000
Revolving line of credit	299,000	—

Total current liabilities	35,262,000	34,838,000
Long-term debt	95,000,000	75,133,000
Deferred employee benefits and other long-term liabilities	1,605,000	1,520,000

Total liabilities	131,867,000	111,491,000
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity
Common stock, $.001 par value, 36,000,000 shares authorized—16,450,604 and 15,717,296 shares issued and outstanding	16,000	16,000
Paid-in capital	34,400,000	15,731,000
Retained earnings	48,699,000	40,117,000
Accumulated other comprehensive income (loss)	63,000	(643,000)

Total shareholders' equity	83,178,000	55,221,000

	$215,045,000	$166,712,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Income

Years Ended August 31, 2002, 2001 and 2000

	2002	2001	2000
Net sales	$216,764,000	$163,748,000	$146,469,000
Cost of product sold	108,153,000	79,547,000	69,414,000

Gross profit	108,611,000	84,201,000	77,055,000

Operating expenses
Selling, general and administrative	50,718,000	36,733,000	34,067,000
Advertising and sales promotion	15,242,000	15,421,000	8,975,000
Amortization expense	285,000	3,958,000	2,390,000

	66,245,000	56,112,000	45,432,000

Income from operations	42,366,000	28,089,000	31,623,000
Interest expense, net of interest income of $173,000, $182,000 and $45,000 in 2002, 2001 and 2000 respectively	(5,791,000)	(2,644,000)	(662,000)
Other income	268,000	136,000	167,000

Income before income taxes, extraordinary item, and cumulative effect of accounting change	36,843,000	25,581,000	31,128,000
Provision for income taxes before extraordinary item, and cumulative effect of accounting change and	11,475,000	8,698,000	10,570,000

Income before extraordinary item and and cumulative effect of accounting change	25,368,000	16,883,000	20,558,000
Extraordinary item on early extinguishment of debt, net of income tax benefit of $340,000	(692,000)	—	—
Cumulative effect of accounting change, net of income tax benefit of $516,000	—	(980,000)	—

Net income	$24,676,000	$15,903,000	$20,558,000

Earnings per common share
Basic
Income before extraordinary item and and cumulative effect of accounting change	$1.58	$1.08	$1.33
Extraordinary item on early extinguishment of debt	(0.04)	—	—
Cumulative effect of accounting change	—	(0.06)	—

	$1.54	$1.02	$1.33

Diluted
Income before extraordinary item and and cumulative effect of accounting change	$1.57	$1.08	$1.33
Extraordinary item on early extinguishment of debt	(0.04)	—	—
Cumulative effect of accounting change	—	(.06)	—

	$1.53	$1.02	$1.33

Common equivalent shares
Basic	15,978,961	15,532,285	15,477,250

Diluted	16,154,984	15,542,837	15,479,437

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company
Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the Years Ended August 31, 2002, 2001 and 2000

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Paid-In Capital	Retained Earnings		Total Shareholders' Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 1999	15,603,146	$10,143,000	$509,000	$45,208,000	$314,000	$56,174,000	$21,700,000

Issuance of common stock upon exercise of options	2,944	47,000				47,000
Stock repurchased	(174,536)	(129,000)		(3,462,000)		(3,591,000)
Recapitalization		(10,046,000)	10,046,000			—
Issuance of restricted common stock	2,750		57,000			57,000
Cash dividends				(19,797,000)		(19,797,000)
Equity adjustment from foreign currency translation, net of tax $377,000					(656,000)	(656,000)	$(656,000)
Net income				20,558,000		20,558,000	20,558,000

Balance at August 31, 2000	15,434,304	15,000	10,612,000	42,507,000	(342,000)	52,792,000	$19,902,000

Issuance of common stock upon exercise of options	1,304		20,000			20,000
Stock issued in acquisition, net of issuance cost of $9,000	276,488	1,000	4,991,000			4,992,000
Issuance of restricted common stock	5,200		108,000			108,000
Cash dividends				(18,293,000)		(18,293,000)
Equity adjustment from foreign currency translation, net of tax $155,000					(301,000)	(301,000)	$(301,000)
Net income				15,903,000		15,903,000	15,903,000

Balance at August 31, 2001	15,717,296	16,000	15,731,000	40,117,000	(643,000)	55,221,000	$15,602,000

Issuance of common stock upon exercise of options	307,348		6,575,000			6,575,000
Tax benefit from exercise of stock options			498,000			498,000
Cancelled shares, upon settlement of HPD purchase price	(11,613)		(210,000)			(210,000)
Stock issued in acquisition	434,122		11,712,000			11,712,000
Issuance of restricted common stock	3,451		94,000			94,000
Cash dividends				(16,094,000)		(16,094,000)
Equity adjustment from foreign currency translation, net of tax ($348,000)					706,000	706,000	$706,000
Net income				24,676,000		24,676,000	24,676,000

Balance at August 31, 2002	16,450,604	$16,000	$34,400,000	$48,699,000	$63,000	$83,178,000	$25,382,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company
Consolidated Statements of Cash Flows
For the Years Ended August 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities
Net income	$24,676,000	$15,903,000	$20,558,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,824,000	5,320,000	3,409,000
Gain on sale of equipment	(4,000)	(7,000)	(13,000)
Deferred income tax expense (benefit)	1,753,000	(34,000)	211,000
Tax benefit from exercise of stock options	498,000	—	—
Non-cash compensation upon issuance of restricted stock	94,000	108,000	—
Loss on early extinguishment of debt	692,000	—	—
Equity earnings in joint venture in excess of distributions received	(329,000)	—	—
Changes in assets and liabilities, net of assets and liabilities acquired
Trade accounts receivable	(3,668,000)	504,000	(1,852,000)
Product held at contract packagers	1,851,000	(1,334,000)	491,000
Inventories	5,585,000	(3,619,000)	(1,017,000)
Other assets	28,000	34,000	(460,000)
Accounts payable and accrued expenses	4,126,000	2,020,000	515,000
Income taxes payable	(1,677,000)	858,000	(1,214,000)
Deferred employee benefits	94,000	54,000	26,000

Net cash provided by operating activities	35,543,000	19,807,000	20,654,000

Cash flows from investing activities
Capital expenditures	(1,180,000)	(1,493,000)	(2,233,000)
Proceeds from sale of equipment	122,000	103,000	166,000
Maturities of short-term investments	—	—	194,000
Acquisition of a business, net of cash acquired	(35,424,000)	(61,805,000)	—
Litigation settlement related to acquired business, net of expenses	1,292,000	—	—
Proceeds from payments of note receivable	626,000	—	—
Acquisition of a brand	—	(1,171,000)	—

Net cash used in investing activities	(34,564,000)	(64,366,000)	(1,873,000)

Cash flows from financing activities
Proceeds from issuance of common stock	6,575,000	20,000	104,000
Stock issuance costs	—	(9,000)	—
Stock repurchase	—	—	(3,591,000)
Proceeds from issuance of long-term debt, net of issuance cost of $342,000 and $1,315,000 in 2002, and 2001 respectively	94,658,000	80,185,000	—
Borowings on line of credit, net	299,000	—	2,757,000
Repayments of long-term debt	(79,783,000)	(15,540,000)	(5,255,000)
Dividends paid	(16,094,000)	(18,293,000)	(19,797,000)

Net cash provided by (used in) financing activities	5,655,000	46,363,000	(25,782,000)

Effect of exchange rate changes on cash	77,000	(43,000)	(121,000)

Increase (decrease) in cash and cash equivalents	6,711,000	1,761,000	(7,122,000)
Cash and cash equivalents at beginning of year	4,380,000	2,619,000	9,741,000

Cash and cash equivalents at end of year	$11,091,000	$4,380,000	$2,619,000

Supplemental disclosure of cash flow information
Cash paid for interest and fees	$4,926,000	$3,397,000	$1,005,000
Cash paid for income taxes	10,864,000	8,301,000	9,721,000
Supplemental disclosure of investing and financing activities
Common stock issued in acquisition	11,712,000	5,000,000	—

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2002, 2001 and 2000

1. Summary of Significant Accounting Policies

The Company

        WD-40 Company (the "Company"), based in San Diego, California, manufactures and markets two multi-purpose lubricant products known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaners known as Lava and Solvol, and four household cleaners known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot remover. The Company markets products to North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

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

Product Held at Contract Packagers

        The manufacturing of the Company's products is outsourced to contract packagers in the United States, Australia, and Canada. These contract packagers package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company's customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale of the inventory until the product is delivered to the customer.

        The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the inventory upon receipt. Product held at contract packagers, as reported on the Company's balance sheet, represents inventory held at United States, Australian and Canadian contract packagers.

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

        The Company capitalizes certain software development and implementation costs for internal use. Development and implementation costs are expensed as incurred until management has determined that the software will result in probable future economic benefit. Thereafter, all direct implementation costs, incurred in the application development stage, as well as purchased software costs, are capitalized and amortized using the straight-line method over the remaining estimated lives of five years.

Goodwill and Other Intangibles

        Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives.

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

Fair Value of Financial Instruments

        The Company's financial instruments include cash equivalents, trade receivables, accounts payable, revolving line of credit, and foreign currency exchange contracts. The carrying amounts of these instruments approximate fair value because of the short maturities or variable interest rates.

        Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying value of long-term debt approximates fair value.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and accounts receivable. The Company's policy is to place its cash in high credit quality financial institutions. The Company's accounts receivable are primarily derived from customers located in North America, Asia Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

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

        The Company records sales incentives as a reduction of sales in our income statement. Sales incentives include coupons, rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores and other promotional activity. The Company records these promotional activities in the period during which the related product ships, or when the expense is incurred.

Shipping and Handling Costs

        Shipping and handling costs included in selling, general and administrative costs were $12 million, $8.6 million and $7.4 million in fiscal 2002, 2001 and 2000, respectively.

Advertising Costs

        The Company primarily advertises through television and print media. The Company's policy is to expense advertising costs as incurred. Advertising expenses for the fiscal years ended 2002, 2001 and 2000 were $7.2 million, $5.8 million and $2.0 million, respectively.

Research and Development

        The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred. Research and development expenses for the fiscal years ended 2002, 2001 and 2000 were $1.0 million, $0.1 million and $0.1 million, respectively.

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

Foreign Currency

        Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction losses were $24,000, $143,000 and $23,000 for the years ended August 31, 2002, 2001 and 2000, respectively.

        The Company uses foreign currency forward contracts to reduce the risk of foreign currency transactions of its wholly owned foreign subsidiary. The principle currency affected is the Euro. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges. The adoption of SFAS No. 133, Accounting for Derivatives, did not have a material impact on the results of operations during fiscal 2001.

        The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts which exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2002, the Company had approximately $3,041,000 of foreign exchange contracts outstanding, which mature starting in September 2002 and continue to mature through December 2002. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

Earnings Per Share

        Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities are comprised of options granted under the Company's stock option plan (Note 12).

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

2. Recent Accounting Pronouncements

Asset Impairment

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 will be effective for the Company on September 1, 2002. The adoption will not have a material impact on the Company's consolidated financial statements.

Amendment and Technical Corrections

        In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishments of debt and allows extraordinary accounting treatment for early extinguishments only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. SFAS 145 provisions regarding early extinguishments of debt will be effective for the Company September 1, 2002, the beginning of fiscal year 2003. The adoption will require the loss on early extinguishment of debt recorded during the year ended August 31, 2002, be reclassified from an extraordinary item, and reported in income before extraordinary items.

Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The standard requires companies to recognize costs associated with

x

exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issue Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 is not expected to have any material effect on the Company's financial statements.

3. Acquisitions

Heartland Corporation

        On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation ("Heartland"), through the acquisition of the entire capital stock of Heartland Corporation, a Kansas corporation. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations, and, accordingly Heartland's results of operations have been included in the consolidated financial statements since the date of acquisition. Subject to a cash adjustment to the purchase price for certain balance sheet adjustments to be determined as of the closing date, the Company paid cash in the amount of $35 million, issued to the selling shareholders 434,122 shares of $.001 par value common stock of the Company having a value of $11.7 million, and incurred acquisition costs of $0.8 million, for an aggregate acquisition value of $47.5 million.

        The following table presents the allocation of the purchase price to the various assets and liabilities of Heartland Corp. as of May 31, 2002:

Cash	$171,000
Accounts receivable	5,248,000
Inventory	970,000
Other current assets	273,000
Other non-current assets	55,000
Goodwill and other intangibles	42,722,000
Accounts payable and other accrued liabilities	(1,953,000)

Total purchase price	$47,486,000

        Management determined goodwill and other intangibles related to Heartland to have indefinite useful lives, based upon the valuation performed by an independent third party valuation firm. The only specifically identified intangible is the Spot Shot trade name, which is valued at $13.7 million. The amount of acquisition related goodwill totals $29.0 million. Goodwill and intangibles of $42.7 million expect to be deductible for tax purposes.

        The acquisition also included related Spot Shot products and a group of developing brands. On June 28, 2002, the Company entered into an agreement with former employees of Heartland to sell certain of the developing brands acquired. The Asset Purchase and Sale Agreement provides for the payment of $0.4 million plus an amount to be determined for inventory and certain fixed assets for rights to produce and market the Lifter 1, CarpetAid, PetSav'r, Detail It and Rock Doctor brands. The Agreement also includes a 6-year license agreement to produce and market products under the Spot Beater and Spot Gard brands.

HPD Holdings Corp.

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

Pro Forma disclosure

        The following summary presents the results of operations for the years ended August 31, 2002 and 2001, on an unaudited pro forma basis, as if the Heartland and HPD acquisitions were completed at the beginning of fiscal 2001. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

	Year ended August 31,
	2002	2001
	(unaudited)
Net sales	$241,027,000	$230,715,000

Income before extraordinary item and cumulative effect	$27,658,000	$16,785,000

Net income	$26,966,000	$15,805,000

Basic earnings per share	$1.65	$0.98

Diluted earnings per share	$1.64	$0.98

        The above pro forma results do not reflect $3.3 million of costs incurred by Heartland directly related to the sale of the business to the Company prior to the close of the transaction. These costs included employee severance and bonus costs paid by Heartland, and professional fees directly related to the sale of the business.

        The above pro forma results for the year ending August 31, 2001, reflect a pro forma adjustment for amortization of acquisition related goodwill and intangibles related to the HPD acquisition. The pro forma year ending August 31, 2001 reflects amortization of acquisition goodwill and intangibles of $6.4 million. Due to the Company's adoption of SFAS 142 on September 1, 2001, no other pro forma adjustments for acquisition related goodwill and intangibles are required for the Heartland acquisition. Had the Company adopted FAS 142 at the beginning of fiscal 2001, pro forma net income for the same period would be $20.1 million or $1.24 per share.

4. Goodwill and Other Intangibles

        In July 2001, the FASB issued SFAS No. 142, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 at the beginning of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. For purposes of this impairment test, the Company considers the reporting units to include the United States, Canada, Latin America, Europe, Asia and Australia. We have completed the first step of the transitional goodwill impairment test and have determined that the fair value of the net assets of each reporting unit exceed the carrying value of the net assets of each reporting unit. Impairment is reviewed at least annually, during the second fiscal quarter of each year. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

        The following table reconciles the Company's net income for the years ended August 31, 2001, and 2000, adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

	Year ended August 31,
	2001	2000
Net Income
Reported income before cumulative effect of accounting change	$16,883,000	$20,558,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	2,443,000	1,534,000

Adjusted income before cumulative effect of accounting change	$19,326,000	$20,092,000

Reported net income	$15,903,000	$20,558,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	2,443,000	1,534,000

Adjusted net income	$18,346,000	$20,092,000

Earnings per share—basic
Reported income before cumulative effect of accounting change	$1.08	$1.33
Goodwill and indefinite lived intangibles amortization, net of tax	0.16	0.10

Adjusted income before cumulative effect of accounting change	$1.24	$1.43

Reported net income	$1.02	$1.33
Goodwill and indefinite lived intangibles amortization, net of tax	0.16	0.10

Adjusted net income	$1.18	$1.43

Earnings per share—diluted
Reported income before cumulative effect of accounting change	$1.08	$1.33
Goodwill and indefinite lived intangibles amortization, net of tax	0.16	0.10

Adjusted income before cumulative effect of accounting change	$1.24	$1.43

Reported net income	$1.02	$1.33
Goodwill and indefinite lived intangibles amortization, net of tax	0.16	0.10

Adjusted net income	$1.18	$1.43

        Intangible assets, excluding goodwill, that are no longer required to be amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, and 2000 Flushes, and Spot Shot. The carrying value of trade names were $35.7 million and $22.0 million as of August 31, 2002 and 2001, respectively.

        The carrying value of acquisition related goodwill at August 31, 2002 and August 31, 2001, was $92.7 million, and $63.4 million, respectively. As of August 31, 2002, goodwill, by reportable segment is as follows: the Americas, $86.0 million, Europe, $5.5 million, and Pacific Rim, $1.2 million, respectively. Changes to goodwill related to the acquisition of HPD resulted from adjustments to deferred tax assets, settlement of opening balance sheet for working capital, and a litigation settlement resulting from a patent infringement case initiated by HPD prior to acquisition. The following table describes the effect of these changes, along with the addition to acquisition related goodwill resulting from the Heartland acquisition:

Adjustments to Acquisition Related Goodwill

Balance at August 31, 2001	$63,385,000
Deferred tax assets	996,000
Settlement of opening balance sheet for working capital	(385,000)
Litigation settlement, net of tax	(949,000)
Heartland acquisition related goodwill	29,022,000
Other acquisition costs and balance sheet adjustments	656,000

Balance at August 31, 2002	92,725,000

        Following are other intangible assets, consisting primarily of a non-compete agreement, that continues to be subject to amortization over its 5 year estimated useful life:

	August 31, 2002	August 31, 2001
Gross carrying amount	$1,425,000	$1,425,000
Accumulated amortization	(475,000)	(190,000)

Net carrying amount	$950,000	$1,235,000

	Year Ended August 31, 2002	Year Ended August 31, 2001
Amortization Expense	$285,000	$190,000

        Estimated intangible asset amortization expense for future fiscal years is as follows:

August 31, 2003	285,000
August 31, 2004	285,000
August 31, 2005	285,000
August 31, 2006	95,000
August 31, 2007	—

5. Promotional Payments

        Effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force ("EITF") of the FASB in Issue 01-09 ("EITF 01-09") entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include: coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer's stores, co-operative advertising and other promotional activity. Results reported reflect this application, and accordingly, all prior period financial statements have been reclassified to comply with this guidance. The adoption of EITF 01-09 reduced net sales and advertising and sales promotion expenses as follows:

	Year ended August 31,
	2002	2001	2000
Sales, before reclassification	$238,521,000	$174,576,000	$152,698,000
Reclassification of advertising and sales promotion	(21,757,000)	(10,828,000)	(6,229,000)

Sales, as reported	$216,764,000	$163,748,000	$146,469,000

	2002	2001	2000
Advertising & sales promotion, before reclassification	$36,999,000	$26,249,000	$15,204,000
Reclassification of advertising and sales promotion	(21,757,000)	(10,828,000)	(6,229,000)

Advertising and sales promotion, as reported	$15,242,000	$15,421,000	$8,975,000

6. Selected Financial Statement Information

	2002	2001
Inventories
Raw materials	$652,000	$1,036,000
Finished goods	5,491,000	9,499,000

	$6,143,000	$10,535,000

Property, Plant and Equipment, net
Land	$513,000	$513,000
Buildings and improvements	3,530,000	3,481,000
Furniture and fixtures	4,296,000	3,948,000
Software	1,169,000	842,000
Machinery, equipment and vehicles	2,679,000	2,444,000

	12,187,000	11,228,000
Less accumulated depreciation	(5,991,000)	(4,843,000)

	$6,196,000	$6,385,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,725,000	$63,385,000
Intangibles with indefinite lives	35,700,000	22,022,000
Intangibles with definite lives	1,425,000	1,425,000
Accumulated amortization	(475,000)	(190,000)

	$129,375,000	$86,642,000

7. Earnings Per Common Share

        The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2002, 2001 and 2000. For the years ended August 31, 2002, 2001 and 2000: 299,143, 1,078,652 and 706,734 options outstanding, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

	2002	2001	2000
Net income	$24,676,000	$15,903,000	$20,558,000
Weighted-average shares outstanding:
Weighted-average shares outstanding—basic	15,978,961	15,532,285	15,477,250
Dilutive securities	176,023	10,552	2,187

Weighted-average shares outstanding—diluted	16,154,984	15,542,837	15,479,437

8. Long-Term Debt

        Long-term debt is comprised of the following:

	2002	2001
Term loans	$95,000,000	$45,000,000
Revolving line of credit	299,000	34,783,000

Total debt	95,299,000	79,783,000
Less current portion	(299,000)	(4,650,000)

Long-term debt	$95,000,000	$75,133,000

        In connection with the acquisition of HPD, the Company entered into a senior credit facility in the amount of $85 million with a commercial bank group. The facility consisted of two term loans (Term A $30 million and Term B $15 million) and a $40 million revolving line of credit. Interest was payable at a variable rate on a monthly basis at a rate as defined in the agreement.

        On October 18, 2001, the Company replaced term loans A and B with proceeds from a new $75 million long-term obligation and $15 million variable rate revolving line of credit financed through Prudential Capital and Union Bank. The new $75 million long-term obligation consists of a fixed rate note with a 10-year term and requires interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit matures in 2004.

        In conjunction with this refinancing, the Company recorded an extraordinary loss of $692,000, as a result of the replacement of term loans A and B. The loss consists of the write off of unamortized debt issuance costs associated with the original financing, net of a tax benefit of $340,000.

        On May 31, 2002 the Company acquired Heartland Corporation, which was financed primarily through a $20 million term loan from Prudential Capital and a $7 million draw down on the revolving line of credit from Union Bank, of which $6.7 million has been repaid prior to August 31, 2002. This term loan consists of a fixed rate note with a 3-year term, with principal payments of $10 million due May 31, 2004 and 2005. The note bears interest at an annualized rate of 6.29%. In addition, the revolving line of credit with Union Bank of California, N.A., was increased to an availability of $20 million at a variable interest rate.

        The term loans and revolving line of credit agreements require the Company to maintain compliance with certain operating and financial covenants, and are collateralized by the Company's cash, property, inventory, trade receivables, and intangible assets.

        The maturity of the fixed rate term loans are as follows:

Year ending August 31,	2004	$10,000,000
	2005	10,000,000
	2006	10,715,000
	2007	10,715,000
	Thereafter	53,570,000

	Total	$95,000,000

9. Related Parties

        In conjunction with the HPD acquisition, VML Company, L.L.C. ("VML"), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company's contract manufacturer for certain household products, and as a warehouse distributor for other Company products. Currently the Company is the only customer for VML products and services. The Company acquired a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $0.5 million and $1.15 million outstanding at August 31, 2002, and August 31, 2001, respectively. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company's 30% interest at that time.

        The Company's investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The investment in VML is included in other assets on the balances sheet, with a value of $0.5 million as of August 31, 2002. For the year ended August 31, 2002 the Company recorded equity earnings of $0.7 million from its investment in VML.

        During the year ended August 31, 2002, the Company purchased approximately $39.1 million in product from VML, and had outstanding payables to VML at August 31, 2002 and 2001 of $4.7 million and $4.9 million, respectively. The Company has guaranteed $6 million of a VML line of credit that expires April 2003, of which $1,996,000 and $684,000 was outstanding at August 31, 2002 and August 31, 2001, respectively.

10. Commitments and Contingencies

        The Company was committed under certain noncancelable operating leases at August 31, 2002 which provide for the following future minimum lease payments: 2003, $550,000; 2004, $603,000; 2005, $235,000; 2006, $135,000; and 2007 $50,000. Rent expense for the years ended August 31, 2002, 2001 and 2000 was $1,054,000, $824,000 and $768,000, respectively.

        The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations, with the exception of the item discussed in Note 16.

        In February 2002, the Company agreed to a settlement related to a patent infringement case on the 2000 Flushes product filed by HPD Holdings Corp. prior to acquisition by the Company. The total amount of the settlement was $1.4 million, and was received by the Company on March 1, 2002. The balance sheet as of August 31, 2002 reflects a reduction of goodwill in the amount of $0.9 million, which includes $0.1 million for litigation related expenses, and $0.4 million in taxes.

11. Income Taxes

        The provision for income taxes includes the following:

	Year Ended August 31,
	2002	2001	2000
Current Tax Provision
United States	$6,864,000	$6,459,000	$7,540,000
State	924,000	849,000	890,000
Foreign	1,832,000	908,000	1,929,000

Total current	9,620,000	8,216,000	10,359,000

Deferred Tax Provision (Benefit)
United States	1,515,000	(34,000)	211,000
Foreign	—	—	—

Total deferred	1,515,000	(34,000)	211,000

	$11,135,000	$8,182,000	$10,570,000

        The total current tax provision at August 31, 2002 includes a $340,000 reduction, relating to the tax benefit on the extraordinary item resulting from the early extinguishments of debt (Note 8). The total current tax provision at August 31, 2001 includes a reduction of $516,000 relating to the tax benefit on the cumulative effect of a change in accounting method (Note 1). Income before income taxes includes approximately $5,211,000, $2,939,000 and $5,577,000 related to foreign operations for the years ended August 31, 2002, 2001 and 2000, respectively.

        Deferred tax assets and deferred tax liabilities are comprised of the following:

	August 31,
	2002	2001
Deferred Tax Assets
Accrued payroll and related expenses	$610,000	$264,000
State income taxes paid	160,000	150,000
Accounts receivable	1,045,000	1,192,000
Accounts payable and accrued liabilities	491,000	516,000
Deferred employee benefits and other long-term liabilities	577,000	539,000
Other	290,000	187,000
Net operating loss	7,134,000	9,846,000

Total deferred tax assets	10,307,000	12,694,000
Deferred Tax Liabilities
Property, plant and equipment, net	(369,000)	(553,000)
Other assets	(2,175,000)	(1,867,000)

Total deferred tax liabilities	(2,544,000)	(2,420,000)

Net deferred tax assets	$7,763,000	$10,274,000

        At August 31, 2001, net deferred tax assets include $8,121,000 related to a business combination consummated in April 2001. As of August 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19,700,000 that begin to expire in 2019, of which $3,500,000 were utilized in the current year.

        Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

	Year Ended August 31,
	2002	2001	2000
Amount computed at U.S. statutory federal tax rate	$12,538,000	$8,410,000	$10,895,000
State income taxes, net of federal benefit	1,395,000	832,000	841,000
Other credits	(1,708,000)	(739,000)	(739,000)
Other	(1,090,000)	(321,000)	(427,000)

	$11,135,000	$8,182,000	$10,570,000

12. Stock Options

        Under the Company's current stock option plan, the Board of Directors may grant officers and key employees options to purchase up to 2,980,000 shares of the Company's common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options are generally exercisable one year after grant and may not be granted for terms in excess of ten years. At August 31, 2002, options for 1,052,683 shares were exercisable, and options for 975,241 shares were available for future grants.

        A summary of the changes in options outstanding under the Company's stock option plan during the three years ended August 31, 2002 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at August 31, 1999	513,596	$24.85
Granted	247,600	$23.50
Exercised	(2,944)	$15.94
Canceled	(22,400)	$24.05

Balance at August 31, 2000	735,852	$24.45
Granted	717,300	$20.14
Exercised	(1,304)	$15.44
Canceled	(42,800)	$24.10

Balance at August 31, 2001	1,409,048	$22.28
Granted	278,900	$20.94
Exercised	(307,348)	$21.39
Canceled	(50,488)	$20.99

Balance at August 31, 2002	1,330,112	$22.28

        The exercise price of all options granted during the year ended August 31, 2002, was equal to the market value on the date of grant. The weighted average fair value of options granted for the years ended August 31, 2002, 2001, and 2000 was $4.43, $4.23, and $4.81, respectively. The following table summarizes information concerning outstanding and exercisable options as of August 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.08-$23.06	986,750	7.61	$20.83	734,800	$20.86
$23.50-$31.75	343,362	5.96	$26.44	317,883	$26.47

	1,330,112	7.18	$22.28	1,052,683	$22.56

        If the Company had elected to recognize compensation expense for its stock option plan using the fair value method, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below.

	Year Ended August 31,
	2002	2001	2000
Net Income
As reported	$24,676,000	$15,903,000	$20,558,000
Pro forma	23,442,000	12,866,000	19,729,000
Diluted Earnings Per Share
As reported	$1.53	$1.02	$1.33
Pro forma	$1.45	$0.83	$1.27

        The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2002	2001	2000
Risk-free interest rate	3.27%	6.01%	5.7%
Expected volatility of common stock	39.4%	38.0%	37.5%
Dividend yield	5.16%	6.15%	5.4%
Expected option term	3 years	3 years	3 years

13. Other Benefit Plans

        The Company has a combined WD-40 Company Money Purchase Pension Plan and Trust and WD-40 Company Profit Sharing Plan (the "Plans") for the benefit of its regular full-time employees who meet certain criteria. The Plans provide for annual contributions into a trust to the extent of 10% of covered employee compensation for the WD-40 Company Money Purchase Pension Plan and Trust and as approved by the Board of Directors for the WD-40 Company Profit Sharing Plan and Trust, but which may not exceed the amount deductible for income tax purposes. The Plans may be amended or discontinued at any time by the Company. Contributions charged to income under the Plans in the years ended August 31, 2002, 2001 and 2000 totaled $1,707,000, $1,046,000 and $1,491,000, respectively.

        The Company has a WD-40 Company 401(k) Plan and Trust whereby regular full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to 50% or more of the compensation deferred by employees, but not in excess of the amount deductible for income tax purposes. The Plan may be amended or discontinued at any time by the Company. Company contribution expense during the years ended August 31, 2002, 2001 and 2000 was approximately $243,000, $227,000 and $182,000, respectively.

        The Company's international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The Plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary's Board of Directors. Company contribution expense related to the international plans during the years ended August 31, 2002, 2001 and 2000 was approximately $518,000, $411,000 and $443,000, respectively.

        The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,489,000 and $1,398,000 at August 31, 2002 and 2001, respectively. The service and interest cost amounted to approximately $229,000, $29,000 and $303,000 for the years ended August 31, 2002, 2001 and 2000, respectively. During the years ended August 31, 2002, 2001 and 2000, the plan paid benefits of approximately $141,000, $141,000 and $144,000, respectively. A weighted-average discount rate of 7% and a weighted-average rate of compensation increase of 3% were used for each of the years ending August 31, 2002, 2001 and 2000.

        In February 1999, the Board of Directors adopted a Non-Employee Director Restricted Stock Plan to provide for the issuance of 250 of shares restricted common stock of the Company to each non-employee member of the Board of Directors in lieu of $5,000 of cash compensation for past services. Directors holding shares having a fair market value of at least $50,000 were not required to receive shares in lieu of cash compensation. In March 2000, the Board of Directors increased the number of restricted shares to be issued to each non-employee member of the Board of Directors from 250 to 350. The Board of Directors also further amended the Plan in June 2000 to permit each Director to elect, at such Director's option, to receive 1,000 shares of the restricted Company stock in lieu of a full year's compensation.

        In December of 2001, the plan was amended to issue shares in lieu of cash compensation of up to $15,000. A director who holds shares of the Company stock having a value of at least $50,000 may elect to receive his or her entire annual director's fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,000, $10,000 or $15,000. The restricted shares are to be issued in accordance with a director's election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company's shares as of the first business day of March. Compensation expense is recorded upon the performance of services. The shares do not become vested for resale for a period of five years, except in the event of death or retirement from the Board of Directors following the director's 65th birthday. During the years ended August 31, 2002, 2001 and 2000, the Company issued 3,451, 5,200 and 2,750 shares of restricted stock.

14. Stock Repurchase Plan

        The Company has a stock repurchase plan authorized by the Board of Directors for the company to acquire up to 5% of the outstanding common stock from time to time in the open market subject to available cash flow and market conditions. The Company repurchased 174,536 shares of common during the years ended August 31, 2000. No shares were repurchased during the years ended August 31, 2002 or August 31, 2001.

15. Business Segments and Foreign Operations

        The accounting policies of the Company's reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates headquarter costs into the America's segment, without allocation to other segments.

        The table below presents information about reported segments for the years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2002
Net sales	$165,097,000	$38,878,000	$12,789,000	$216,764,000
Operating income	30,861,000	8,302,000	3,201,000	42,366,000
Total assets	188,000,000	23,088,000	3,957,000	215,045,000
2001
Net sales	$116,233,000	$34,636,000	$12,879,000	$163,748,000
Operating income	19,582,000	5,228,000	3,279,000	28,089,000
Total assets	140,093,000	21,160,000	5,459,000	166,712,000
2000
Net sales	$99,156,000	$33,533,000	$13,780,000	$146,469,000
Operating income	20,063,000	7,146,000	4,414,000	31,623,000
Total assets	61,302,000	19,751,000	3,897,000	84,950,000
	Sales
	2002	2001	2000
Product Line Information
Lubricants	$134,369,000	$132,088,000	$135,987,000
Hand cleaning products	10,150,000	9,599,000	10,482,000
Household products	72,245,000	22,061,000	—

	$216,764,000	$163,748,000	$146,469,000

Geographical Information
United States	$148,970,000	$101,242,000	$84,386,000
United Kingdom	11,745,000	11,437,000	10,842,000
Other international	56,049,000	51,069,000	51,241,000

	$216,764,000	$163,748,000	$146,469,000

	Non Current Assets
	2002	2001	2000
Geographical Information
United States	$133,470,000	$96,903,000	$25,575,000
International	13,912,000	13,942,000	13,013,000

	$147,382,000	$110,845,000	$38,588,000

        The Company completed the acquisition of Heartland on May 31, 2002, and the acquisition of HPD on April 30, 2001. Sales of products acquired in the Heartland and HPD acquisitions are included in the Americas segment and Household products product line.

        During the year ended August 31, 2002, sales of Heartland products were $7.3 million for the three months following acquisition. Sales of HPD products were $64.9 million for the year ended August 31, 2002. During the year ended August 31, 2001, sales of HPD products were $22.1 million for the four months following acquisition.

16. Subsequent Events

        On September 24, 2002, the Company declared a cash dividend of $.20 per share payable on October 31, 2002 to shareholders of record on October 11, 2002.

        On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14. If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the operating results of the Company. There is not sufficient information to estimate the Company's exposure at this time.

WD-40 Company

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS*	BALANCE AT END OF PERIOD
Reserve for bad debts and sales discounts
Year ended August 31, 2000	$838,000	$1,534,000	$1,659,000	$713,000

Year ended August 31, 2001	$713,000	$3,127,000	$2,518,000	$1,322,000

Year ended August 31, 2002	$1,322,000	$3,431,000	$3,206,000	$1,547,000

*
Write-off of doubtful accounts and sales discounts taken.

INDEX TO EXHIBITS

		Incorporated By Reference
No.
	Exhibit	Page
3(a)	Articles of Incorporation	31
3(b)	Bylaws	31
10(a)	WD-40 Company Supplemental Death Benefit Plan	31
10(b)	WD-40 Company Supplemental Retirement Benefit Plan	31
10(c)	Third Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	31
10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999	31
10(e)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge, is incorporated by reference from the Registrant's Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto	31
10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001	31
10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001	31
10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001	31
10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001	31
10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001	31
10(k)	Indemnity Agreement between the Registrant and its executive officers and directors	31
10(l)	Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan dated December 11, 2001
10(m)	Stock Purchase Agreement dated March 26, 2001 for the Registrant's acquisition of HPD Holdings Corp.	32
10(n)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation	32
21	Subsidiaries of the Registrant
23	Consent of Independent Accountants
99(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

QuickLinks

PART I
  ITEM 1—Business
  ITEM 2—Properties
  ITEM 3—Legal Proceedings
  ITEM 4—Submission of Matters to a Vote of Security Holders
  Executive Officers of the Registrant
PART II
  ITEM 5—Market For Registrant's Common Equity and Related Stockholder Matters
SELECTED STOCK INFORMATION
  ITEM 6—Selected Financial Data
  ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  CRITICAL ACCOUNTING POLICIES
  TRANSACTIONS WITH RELATED PARTIES
  ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk
  OTHER RISK FACTORS
  RECENT ACCOUNTING PRONOUNCEMENTS
  FORWARD LOOKING STATEMENTS
  ITEM 8—Financial Statements and Supplementary Data
  ITEM 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10—Directors and Executive Officers of the Registrant
  ITEM 11—Executive Compensation
  ITEM 12—Security Ownership of Certain Beneficial Owners and Management
  ITEM 13—Certain Relationships and Related Transactions
  ITEM 14—Controls and Procedures
PART IV
  ITEM 15—Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K
  CERTIFICATIONS
Report of Independent Accountants
WD-40 Company Consolidated Balance Sheets August 31, 2002 and 2001
WD-40 Company Consolidated Statements of Income Years Ended August 31, 2002, 2001 and 2000
WD-40 Company Notes to Consolidated Financial Statements August 31, 2002, 2001 and 2000
  1. Summary of Significant Accounting Policies
  2. Recent Accounting Pronouncements
  3. Acquisitions
  4. Goodwill and Other Intangibles
  5. Promotional Payments
  6. Selected Financial Statement Information
  7. Earnings Per Common Share
  8. Long-Term Debt
  9. Related Parties
  10. Commitments and Contingencies
  11. Income Taxes
  12. Stock Options
  13. Other Benefit Plans
  14. Stock Repurchase Plan
  15. Business Segments and Foreign Operations
  16. Subsequent Events
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES