Form 10-Q
period 2002-11-30
WD 40 CO
filed 2003-01-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2002
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of December 31, 2002	16,563,770

Part I    Financial Information
ITEM 1. Financial Statements

WD-40 Company
Consolidated Condensed Balance Sheet
Assets

	(unaudited)
	November 30, 2002	August 31, 2002
Current assets:
Cash and cash equivalents	$22,381,000	$11,091,000
Trade accounts receivable, less allowances for cash discounts, returns and doubtful accounts of $1,794,000 and $1,786,000	30,763,000	43,754,000
Product held at contract packagers	2,149,000	2,135,000
Inventories	5,081,000	6,143,000
Other current assets	3,891,000	4,540,000

Total current assets	64,265,000	67,663,000
Property, plant, and equipment, net	6,136,000	6,196,000
Goodwill and other intangibles, net	129,094,000	129,375,000
Deferred tax, net	4,232,000	5,402,000
Other assets	6,969,000	6,409,000

	$210,696,000	$215,045,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$12,214,000	$15,871,000
Accrued liabilities	11,918,000	11,873,000
Accrued payroll and related expenses	2,898,000	5,724,000
Income taxes payable	451,000	1,495,000
Revolving line of credit	—	299,000

Total current liabilities	27,481,000	35,262,000
Long-term debt	95,000,000	95,000,000
Deferred employee benefits and other long-term liabilities	1,640,000	1,605,000

Total liabilities	124,121,000	131,867,000
Shareholders' equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 16,558,120 and 16,450,604	17,000	16,000
Paid-in capital	36,726,000	34,400,000
Retained earnings	49,746,000	48,699,000
Accumulated other comprehensive income	86,000	63,000

Total shareholders' equity	86,575,000	83,178,000

	$210,696,000	$215,045,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Income
(unaudited)

	Three Months Ended November 30, 2002	Three Months Ended November 30, 2001
Net sales	$51,353,000	$48,452,000
Cost of product sold	25,963,000	24,054,000

Gross profit	25,390,000	24,398,000

Operating expenses:
Selling, general & administrative	12,863,000	11,372,000
Advertising & sales promotions	4,331,000	4,149,000
Amortization	71,000	71,000

Income from operations	8,125,000	8,806,000

Other income (expense)
Interest expense, net	(1,719,000)	(1,273,000)
Loss on early extinguishment of debt	—	(1,032,000)
Other income, net	45,000	42,000

Income before income taxes	6,451,000	6,543,000
Provision for income taxes	2,097,000	2,160,000

Net Income	$4,354,000	$4,383,000

Earnings per common share:
Basic	$0.26	$0.28

Diluted	$0.26	$0.28

Basic common equivalent shares	16,516,366	15,722,219

Diluted common equivalent shares	16,744,219	15,746,721

Dividends declared per share	$0.20	$0.27

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Cash Flows
(unaudited)

	Three months ended
	November 30, 2002	November 30, 2001
Cash flows from operating activities:
Net income	$4,354,000	$4,383,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,000	481,000
Loss on early extinguishment of debt	—	1,032,000
Loss (gain) on sale of equipment	9,000	(2,000)
Deferred income tax expense	1,175,000	282,000
Tax benefit from exercise of stock options	165,000	—
Equity earnings in joint venture in excess of distributions received	(199,000)	(61,000)
Changes in assets and liabilities:
Trade accounts receivable	13,061,000	6,594,000
Product held at contract packagers	(14,000)	61,000
Inventories	1,037,000	2,256,000
Other assets	658,000	454,000
Accounts payable and accrued expenses	(6,652,000)	(4,863,000)
Income taxes payable	(1,049,000)	(150,000)
Long-term deferred employee benefits	41,000	36,000

Net cash provided by operating activities	13,061,000	10,503,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,000)	(305,000)
Proceeds from sale of equipment	54,000	14,000
Capital expenditures	(354,000)	(196,000)

Net cash used in investing activities	(306,000)	(487,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,162,000	114,000
Repayment on line of credit	(299,000)	—
Repayment of long-term debt	—	(79,783,000)
Proceeds from issuance of long-term debt	—	75,000,000
Debt issuance costs	—	(287,000)
Dividends paid	(3,307,000)	(4,246,000)

Net cash used in financing activities	(1,444,000)	(9,202,000)

Effect of exchange rate changes on cash and cash equivalents	(21,000)	(89,000)

Increase in cash and cash equivalents	11,290,000	725,000
Cash and cash equivalents at beginning of period	11,091,000	4,380,000

Cash and cash equivalents at end of period	$22,381,000	$5,105,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company
Consolidated Condensed Statement of Other Comprehensive Income
(Unaudited)

	Three Months Ended
	November 30, 2002	November 30, 2001
Net Income	$4,354,000	$4,383,000
Other comprehensive income (loss)

Foreign currency translation adjustments	23,000	49,000

Total comprehensive income	$4,377,000	$4,432,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2002
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
WD-40 Company (the “Company”), based in San Diego, California, manufactures and markets two multi-purpose lubricant products known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaners known as Lava and Solvol, and four household cleaners known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot remover. The Company markets products to North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002.

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

Earnings per Share
Common stock equivalents of 227,854 and 24,502 shares for the three months ended November 30, 2002 and 2001 were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company’s stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. Options outstanding totaling 119,538 and 829,511 for the three months ended November 30, 2002 and 2001, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

Recent Pronouncements
In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt effective September 1, 2002. As a result of the adoption, the loss on early extinguishment of debt recorded as an extraordinary item during the quarter ended November 30, 2001, has been reclassified for comparative presentation and reported in income before taxes.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue No. 94-3, is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have any material effect on the Company’s financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial statements.

NOTE 2- ACQUISITIONS

On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, a Kansas corporation (“Heartland”), upon the acquisition of the entire capital stock of Heartland. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations, and, accordingly Heartland’s results of operations have been included in the consolidated financial statements since the date of acquisition. Subject to a cash adjustment to the purchase price for certain balance sheet adjustments to be determined as of the closing date, the Company paid cash in the amount of $35 million, issued 434,122 shares of $.001 par value common stock of the Company to the selling Heartland shareholders having a value of $11.7 million, and incurred acquisition costs of $0.6 million, for an aggregate acquisition value of $47.3 million. Goodwill acquired through the Heartland acquisition was $28.8 million and $29 million as of November 30 and August 31, 2002. Intangible assets acquired consist of the Spot Shot trade name valued at $13.7 million. The decrease in goodwill of $0.2 million from August 31 to November 30, 2002, was due to working capital adjustments to the opening balance sheet.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

The following summary presents the results of operations for the three months ended November 30, 2001, on an unaudited pro forma basis, as if the Heartland acquisition was completed at the beginning of fiscal 2002. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of such earlier dates, nor are they indicative of results of operations which may occur in the future.

Three months ended November 30, 2001 (unaudited)
Net sales	$57,330,000

Net income	$5,103,000

Basic earnings per share	$0.32

Diluted earnings per share	$0.32

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives, and are evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

As of November 30, 2002, goodwill, by reportable segment is as follows: the Americas, $85.8 million, Europe, $5.5 million, and Pacific Rim, $1.2 million, respectively.

Intangible assets, excluding goodwill, that are no longer required to be amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, and Spot Shot with a total value of $35.7 million.

Following are other intangible assets, consisting primarily of a non-compete agreement, that continue to be subject to amortization:

	November 30, 2002	August 31, 2002
Gross carrying amount	$1,425,000	$1,425,000
Accumulated amortization	(546,000)	(475,000)

Net carrying amount	$879,000	$950,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

	Three Months Ended November 30, 2002	Three Months Ended November 30, 2001
Amortization Expense	$71,000	$71,000

Estimated intangible asset amortization expense for future fiscal years is as follows:

August 31, 2003	285,000
August 31, 2004	285,000
August 31, 2005	285,000
August 31, 2006	95,000

NOTE 4 - PROMOTIONAL PAYMENTS

Effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force (“EITF”) of the FASB in Issue 01-09 (“EITF 01-09”) entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include, coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores, co-operative advertising and other promotional activity. Results reported reflect this application, and accordingly, the financial statements for the three months ended November 30, 2001 have been reclassified to comply with this guidance. The adoption of EITF 01-09 reduced net sales and advertising and sales promotion expenses for the three months ended November 30, 2001 as follows:

Three months ended November 30, 2001
Sales, before reclassification	$53,445,000
Reclassification of advertising and sales promotion	(4,993,000)

Sales, as reported	$48,452,000

Advertising and sales promotion, before reclassification	$9,142,000
Reclassification of advertising and sales promotion	(4,993,000)

Advertising and sales promotion, as reported	$4,149,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the item discussed below.

On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14. If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the operating results of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

NOTE 6 - BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

The tables below present information about reported segments as of and for the three months ended November 30:

	The		Asia-
	Americas	Europe	Pacific	Total
2002
Net Sales	$40,041,000	$8,282,000	$3,030,000	$51,353,000
Operating Income	6,525,000	988,000	610,000	8,125,000
Total Assets	185,798,000	22,018,000	2,880,000	210,696,000

2001
Net Sales	$37,526,000	$8,124,000	$2,802,000	$48,452,000
Operating Income	6,630,000	1,402,000	774,000	8,806,000
Total Assets	132,564,000	20,335,000	4,159,000	157,058,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

	Sales
	2002	2001
Product Line Information
Lubricants	$29,429,000	$29,687,000
Hand cleaning products	2,312,000	2,372,000
Household products	19,612,000	16,393,000

Total	$51,353,000	$48,452,000

The Company completed the acquisition of Heartland on May 31, 2002. Sales of household products acquired in the Heartland acquisition are included in the Americas segment and Household products product line. During the three months ended November 30, 2002, sales of household products excluding Heartland products were $13.3 million.

NOTE 7 – SELECTED FINANCIAL STATEMENT INFORMATION

	November 30, 2002	August 31, 2002
Inventories
Raw Materials	$549,000	$652,000
Finished Goods	4,532,000	5,491,000

	$5,081,000	$6,143,000

Plant, Property and Equipment, net
Property, plant and equipment	$12,451,000	$12,187,000
Accumulated depreciation	(6,315,000)	(5,991,000)

	$6,136,000	$6,196,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,515,000	$92,725,000
Intangibles with indefinite lives (Trade names)	35,700,000	35,700,000
Intangibles with definite lives	1,425,000	1,425,000
Accumulated amortization	(546,000)	(475,000)

	$129,094,000	$129,375,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(continued)

NOTE 8 – RELATED PARTIES

In conjunction with the acquisition of HPD Holdings Corp, a Delaware corporation (“Global Household Brands”) in April 2001, VML Company, L.L.C. (“VML”), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company’s contract manufacturer for certain household products, and as a warehouse distributor for other Company products. Currently the Company is the only customer for VML products and services. The Company acquired a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $0.5 million outstanding at November 30, and August 31, 2002. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The investment in VML of $0.7 million as of November 30, 2002, is included in other assets on the balances sheet. For the three months ended November 30, 2002 the Company recorded equity earnings of $0.2 million from its investment in VML.

During the three months ended November 30, 2002, the Company purchased approximately $10.0 million in product from VML, and had outstanding payables to VML at November 30 and August 31, 2002 of $3.5 million and $4.7 million, respectively. The Company has guaranteed $6 million of a VML line of credit, of which $3.1 million and $2.0 million was outstanding at November 30 and August 31, 2002, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On December 17, 2002, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 31, 2003 to shareholders of record on January 8, 2003.

Within the past week, the Company became aware of the death of a party to a non-compete agreement. We are in the process of evaluating whether events and circumstances warrant a revision to the remaining period of amortization. The carrying value of the related non-compete agreement was $879,000 as of November 30, 2002.

ITEM 2- Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

In the first quarter of fiscal year 2003, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category include the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands. Lubricant sales for the current quarter were $29.4 million, down 1% from the prior year period. Hand cleaner sales were $2.3 million, down by 3%. Household products sales were $19.6 million in the current quarter compared to $16.4 million in the prior year quarter.

The reported results reflect the adoption of EITF Issue 01-09: “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The application of this guidance has no effect on net income, but reclassifies certain marketing and promotional expenses from operating expenses to a reduction in sales.

This reclassification reduced both net sales and advertising and sales promotion expense during the three months ended November 30, 2002 by $6.2 million and by $5.0 million during the prior year period. The increase in promotional costs requiring reclassification in the current year is primarily due to the marketing efforts associated with the household product line, combined with the overall increase in household product sales compared to the prior year. A larger portion of the marketing investment to support the household products business requires reclassification. The effect on sales for the year is as follows (in thousands):

	3 months ended November 30, 2002				3 months ended November 30, 2001
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	$45,997	8,461	3,068	57,526	$42,250	8,336	2,859	53,445
Reclassification of Advertising and Promotional Expenses	(5,957)	(178)	(38)	(6,173)	(4,724)	(212)	(57)	(4,993)

Net sales, as reported	$40,040	8,283	3,030	51,353	$37,526	8,124	2,802	48,452
% of Net sales, as reported	78%	16%	6%	100%	77%	17%	6%	100%

Net sales were $51.4 million in the first quarter ended November 30, 2002, an increase of 6% from net sales of $48.5 million in the comparable prior year period. The increase is due to sales of household products, slightly offset by decreases in lubricant and hand cleaner sales. Excluding Spot Shot sales, sales for the quarter were down 7% compared to the prior year quarter.

In the Americas region, sales for the first quarter ended November 30, 2002 were up 7% from the prior year period. Compared to the prior year quarter, household product sales excluding Spot Shot decreased by $3.1 million, or 19%, hand cleaner sales were down $0.07 million, or 4%, and lubricant sales dropped $0.6 million, or 3%.

The decrease in household product sales excluding Spot Shot is a result of the promotional phasing during the fiscal year, which is affected by the planned timing and opportunity of promotions. The decrease in lubricant sales in the Americas is a result of decreased WD-40 sales in the region, offset by increases in

3-IN-ONE Oil sales. WD-40 sales are down 4% in the region, mainly due to decreases of sales in the U.S. and Latin America compared to the prior year period. In the U.S. WD-40 sales were down compared to the prior year period because of differences in both the timing and type of promotional activities in the periods. Latin America WD-40 sales suffered due to economic difficulties in Argentina, with sales in Canada remaining slightly ahead over the prior year quarter. 3-IN-ONE sales in the region were up 17% over the prior year quarter with good growth in the U.S., Latin America and Canada. Sales of heavy-duty hand cleaners for the Americas were $1.9 million in the quarter, slightly down from $2.0 million in the prior year period.

For this region, 89% of the sales in the first quarter of fiscal year 2003 came from the U.S., and 11% came from Canada and Latin America, which is consistent with the distribution in the first quarter of fiscal 2002.

In Europe, first quarter sales grew to $8.3 million, up 2% from the comparable period of fiscal 2002. The increase is due to strong performance in Spain, Italy, and France, and in the countries in which the Company sells through local distributors, where sales increased by 11%, 32%, 8% and 33%, respectively. These increases were slightly offset against declines of sales in the UK and Germany, where sales decreased by 25% and 1%, respectively. Consistent with fiscal 2002, the growth of in Spain and Italy is a result of expanded distribution in all trade channels, while increased retail activity continues to fuel the Company’s performance in France. Distributor markets have increased due to expanded distribution in Eastern Europe with significant growth in the Russian market, along with promotional phasing in the Middle Eastern markets. UK Sales are down due to lower sales to key retail and wholesale customers. Fewer in-store promotions contributed to the decline. The principal continental European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 47% of the region’s sales for the quarter, up from 44% in the prior year period. In the long term, these countries are expected to be significant contributors to the region’s growth.

In the Asia/Pacific segment, total sales were up 8% over the first quarter of fiscal 2002. Results in Asia improved compared to the prior year with sales up by 23%. The Company continues to combat against counterfeit products, which continue to be an issue within the Asia market. Australian sales for the first quarter of the fiscal year were down $210,000, or 23% from the prior year, with a $252,000, or 37% decrease in lubricant sales, and a $42,000, or 19% increase in sales of the Solvol brand of heavy-duty hand cleaner. In the prior year quarter, WD-40 sales were favorably impacted by a significant promotional sale to a single customer of approximately $250,000, which was not repeated in the first quarter of fiscal year 2003. The Company expects trading conditions to remain difficult in the Asia/Pacific region, with modest growth in the 2003 fiscal year.

Gross profit was $25.4 million, or 49.4% of sales in the first quarter, compared to $24.4 million, or 50.4% of sales in the comparable period last year. The gross margin decrease of 1.0% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on the gross margin percentage was 5.5% in the current period compared to 4.7% in the prior year, a change of 0.8%. Changes in product mix resulted in a 0.2% increase in gross margin. As noted above, promotional costs in the current year had a greater impact than in the prior year due to marketing costs associated with the household products. The timing of certain promotional activities may continue to cause significant fluctuations in gross margin from period to period, similar to those fluctuations noted here. While the Company expects that its fiscal 2003 gross profit percentage will fluctuate in response to the timing of promotional activity, it anticipates only minimal changes in margin percentage due to the mix and costs of products sold.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Three months ended November 30,
	2002		2001
Americas	$19.3	48.3%	$18.4	49.2%
Europe	4.7	56.8%	4.6	56.8%
Asia/Pacific	1.4	44.6%	1.4	47.7%

Total	$25.4	49.4%	$24.4	50.4%

Selling, general, & administrative expenses (“SG&A”) for the first quarter of fiscal 2003 increased to $12.9 million from $11.4 million for the comparable prior year period. The increase in SG&A is attributable to a number of items including: $0.2 million increase in insurance costs and accounting fees, the $0.3 million increase in direct selling costs associated with the increase in sales, $0.5 million additional overhead costs resulting from the Heartland acquisition and increased employee benefit costs, $0.1 million increased legal fees to support the brands, as well as $0.1 million increase in research and development activities. Other miscellaneous items increased in total by $0.3 million. The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board as a result of the recent corporate scandals and increased threat of terrorism. As a percentage of sales, SG&A increased to 25.0% in the first quarter from 23.5% in the same period last year, all due to those items listed above.

Advertising and sales promotion expense increased to $4.3 million for the first quarter from $4.1 million for the first quarter last year and, as a percentage of sales, decreased slightly to 8.4% in the first quarter, from 8.6% in the comparable prior year period. Advertising and sales promotion costs fluctuate quarter to quarter based on the timing and extent of advertising and promotional campaigns, some of which are executed on an opportunistic basis. For fiscal year 2003, such expense is expected to be between 9 and 10 percent of sales.

Amortization expense was $71,000 for the first quarter of fiscal 2003, consistent with the first quarter of fiscal 2002. This represents the amortization of a non-compete agreement over its five-year useful life.

Income from operations was $8.1 million, or 15.8% of sales in the first quarter, compared to $8.8 million, or 18.2% of sales in the first quarter of fiscal 2002, a decrease of 7.7%. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above, namely, the increase in SG&A costs.

Interest expense, net was $1.7 million and $1.3 million during the quarters ended November 30, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Heartland acquisition. The prior year quarter included a $1 million write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense has been reclassified to other expense from an extraordinary item for comparative presentation in accordance with SFAS 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. The Company’s adoption of SFAS 145 is further discussed under “RECENT ACCOUNTING PRONOUNCEMENTS” below. Other income was $45,000 during the quarter, compared to $42,000 in the prior year quarter.

The provision for income taxes was 32.5% of taxable income for the first quarter of fiscal 2002, a decrease from 33% in the prior year. The decline in the tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income.

Net income was $4.4 million, or $0.26 per share on a fully diluted basis in the first quarter of fiscal year 2003, versus $4.4 million, or $0.28 in the comparable period last year. The change in earnings per share is a result of an increase of 998,000 shares in weighted average shares outstanding for the quarter ended November 30, 2002 compared to the quarter ended November 30, 2001. This increase is attributable to exercises of employee stock options and the issuance of approximately 434,000 shares issued to finance the Heartland acquisition in May of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Current assets, excluding cash, decreased by $14.7 million to $41.9 million at November 30, 2002, down from $56.6 million at August 31, 2002. Accounts receivable decreased to $30.8 million, down $13.0 million from $43.8 million at August 31, 2002, as a result of lower sales during the end of the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. Inventory decreased to $5.1 million, down by $1.0 million from $6.1 million at fiscal 2002 end, primarily due to reductions in Lava inventory. Product at contract packagers remained consistent at $2.1 million as of November 30 and August 31, 2002.

Current liabilities decreased by $7.8 million to $27.5 million at November 30, 2002 from $35.3 million at August 31, 2002. Accounts payable and other accrued liabilities decreased by $3.7 million due to decreases in product payables directly related to the decrease sales at the end of the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. Accrued payroll and related expenses decreased $2.8 due to the payout in of incentive costs for 2002 during the first quarter of fiscal 2003. The line of credit balance decreased by $0.3 million as it was paid down in the current quarter. Income taxes payable decreased by $1.0 million, due to the timing of tax payments.

At November 30, 2002 working capital increased to $36.8 million, up $4.4 million from $32.4 million at the end of fiscal 2002. The current ratio at November 30, 2002 is 2.3, increased from 1.9 at August 31, 2002.

As of November 30, 2002, cash and cash equivalents increased by $11.3 million, from $11.1 million at the end of fiscal 2002 to $22.4 million at November 30, 2002. For the three months ended November 30, 2002, operating cash flow of $13.1 million was offset by cash used in investing activities of $0.3 million and cash used in financing activities of $1.4 million.

Net cash provided by operating activities for the quarter ended November 30, 2002 was $13.1 million. This amount consisted of $4.4 million from net income with an additional $1.6 million of adjustments for non-cash items, including depreciation and amortization, equity earnings in joint venture, changes in deferred taxes, and tax benefits from employee exercises of stock options, plus $7.1 million relates to changes in the working capital as described above.

Net cash used in investing activities for the first quarter of fiscal year 2003 was $0.3 million. This includes proceeds from the sale of equipment offset by capital expenditures. Year to date capital expenditures were primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2003, the Company expects to spend approximately $1.9 million for new capital assets, primarily for computer hardware and software in support of sales and operations, manufacturing molds and tools, and vehicle replacements in Europe.

For the first three months of fiscal year 2003, the cash used in financing activities includes dividend payments of $3.3 million, the repayment of $0.3 million on the line of credit, offset by $2.2 million in proceeds from the exercise of stock options.

On December 17, 2002, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 31, 2003 to shareholders of record on January 8, 2003. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The following schedule summarizes our contractual obligations and commitments to make future payments as of November 30, 2002:

		Payments due by period
Contractual Obligation	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	—	30,710,000	21,430,000	42,860,000
Operating Leases	$2,117,000	903,000	936,000	268,000	10,000
Interest Payments on fixed rate obligations	$35,276,000	6,718,000	12,178,000	8,580,000	7,800,000

Total Contractual Cash Obligations	$132,393,000	7,621,000	43,824,000	30,278,000	50,670,000

The following summarizes other commercial commitments as of November 30, 2002:

•	The Company currently has available a $20 million variable rate revolving line of credit, maturing in 2004. There was no balance outstanding under this line of credit as of November 30, 2002.

•
The Company has guaranteed $6 million of a VML line of credit, (see “Transactions with Related Parties” section below), of which $3.1 million and $2.0 million was outstanding at November 30 and August 31, 2002, respectively.

Currently the Company is in compliance with all debt covenants as required by the credit facilities.

Aside from the credit facility and the line of credit, the Company’s primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

Relationships with Contract Manufacturers
The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and projections provided to the Contract Manufacturers.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long lived, intangible assets and goodwill, and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2002.

TRANSACTIONS WITH RELATED PARTIES

In conjunction with the acquisition of HPD Holdings Corp, a Delaware corporation (“Global Household Brands”) in April 2001, VML Company, L.L.C. (“VML”), a Delaware limited liability company, acquired ownership of certain inventory and manufacturing facility assets. VML serves as the Company’s contract manufacturer for certain household products, and as a warehouse distributor for other Company products. Currently the Company is the only customer for VML products and services. The Company acquired a 30% membership interest in VML, and a note receivable from VML bearing interest at an annual rate of 8%, which had $0.5 million outstanding at November 30, and August 31, 2002. In addition, beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The investment in VML of $0.7 million as of November 30, 2002, is included in other assets on the balances sheet. For the three months ended November 30, 2002 the Company recorded equity earnings of $0.2 million from its investment in VML.

During the three months ended November 30, 2002, the Company purchased approximately $10.0 million in product from VML, and had outstanding payables to VML at November 30 and August 31, 2002 of $3.5 million and $4.7 million, respectively. The Company has guaranteed $6 million of a VML line of credit, of which $3.1 million and $2.0 million was outstanding at November 30 and August 31, 2002, respectively.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

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

Interest Rate Risk
As of August 31, 2002, there was $0.3 million outstanding under the revolving line of credit with variable interest rate of 4.75%. As of November 30, 2002, there was no outstanding balance under the revolving line of credit. The remaining long term debt of the Company, other than the revolving line of credit, is under fixed rate obligations, which has minimized the Company’s exposure to interest rate risk.

OTHER RISK FACTORS

The Company is also subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, success of acquisitions, increased use of debt financing, protection of intellectual property, and the volatility in the insurance market. These risk factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended August 31, 2002.

Development With Respect To Regulatory Risk
On November 21, 2002, the Company obtained approval for variance with regulations relating to the Volatile Organic Compound (“VOC”) content in its multi-purpose lubricants from the California Air Resources Board (“CARB”). The variance gives the Company an extension of one year to research and develop effective formulas with lower VOC content for its multi-purpose lubricants. The reformulation could result in a less efficient or less profitable product. Note that this should be read in conjunction with the discussion of regulatory risk contained in our Annual Report on Form 10-K for the year ended August 31, 2002

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction, are met. The Company adopted the provisions of SFAS 145 regarding early extinguishment of debt effective September 1, 2002. As a result of the adoption, the loss on early extinguishment of debt recorded as an extraordinary item during the quarter ended November 30, 2001, has been reclassified for comparative presentation and reported in income before taxes.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue No. 94-3, is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have any material effect on the Company’s financial statements.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial statements.

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

ITEM 4. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee, which consists of certain members of the Company’s senior management.

    (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended November 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II    Other Information

ITEM 1. Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the item described below.

On October 2, 2002, a legal action was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida against the registrant by Michael William Granese, a Florida citizen, on behalf of himself and all others similarly situated, to seek damages allegedly arising out of the use of automatic toilet bowl cleaners (“ATBCs”) sold by the registrant. ATBCs are marketed and sold by the registrant under the brand names, 2000 Flushes and X-14.

The plaintiff seeks to certify a class of plaintiffs consisting of consumers in the state of Florida who, since September 1, 1998, have purchased and used ATBCs sold by the registrant and who, at the time of the first use of such products, had a product warranty for a toilet in which such products were used. The plaintiff alleges that the product warranty for such toilet may have been voided by the use of the registrant’s ATBC. In addition to damages attributed to the value of the lost product warranty, plaintiff seeks damages for the purchase price of the ATBC which is allegedly unfit for its intended purpose.

The legal action includes allegations of negligent omission of information concerning the potential loss of product warranties and alleged violations of the Florida Deceptive and Unfair Trade Practices Act (Fla. Stat. §§501.201 – 501.213) for failing to inform consumers of the potential loss of product warranties. The plaintiff seeks punitive and/or treble damages in addition to actual or compensatory damages, as well as costs and attorneys fees as may be provided for by Florida law.

If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the Company’s results of operations. There is not sufficient information to estimate the Company’s exposure at this time.

ITEM	4. Submission of Matters to a Vote of Security Holders.

At the Registrant’s Annual Stockholders’ Meeting on December 17, 2002, the following proposals were adopted by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	To elect a Board of Directors for the ensuing year and until their successors are elected and qualified.
	John C. Adams, Jr.	14,166,407	427,801
	Mario L. Crivello	14,537,133	57,075
	Daniel W. Derbes	14,529,145	65,063
	Jack L. Heckel	14,519,857	74,351
	Gary L. Luick	14,159,936	434,272
	Kenneth E. Olson	14,536,959	57,249
	Garry O. Ridge	14,526,578	67,630
	Gerald C. Schleif	14,521,011	73,197
	Neal E. Schmale	14,164,491	429,717
	Edward J. Walsh	14,529,930	64,278

		Number of Shares
			Voted
		Voted For	Against	Abstain
2.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2003	13,980,265	576,022	31,519

ITEM	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

99(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K.

(1) On October 18, 2002, the Registrant file a report on Form 8-K to report a legal action filed against the Company on October 2, 2002 related to automatic toilet bowl cleaners marketed and sold by the registrant under the brand names, 2000 Flushes and X-14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 14, 2003	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Garry O. Ridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003

/s/ GARRY O. RIDGE
Garry O. Ridge
President and CEO

I, Michael J. Irwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003

/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President and CFO