Form 10-Q
period 2003-02-28
WD 40 CO
filed 2003-04-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of March 31, 2003	16,570,552

PART I Financial Information

ITEM 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

	(unaudited)
	February 28, 2003	August 31, 2002
Assets
Current assets:
Cash and cash equivalents	$23,652,000	$11,091,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,737,000 and $1,786,000	36,185,000	43,754,000
Product held at contract packagers	2,190,000	2,135,000
Inventories	5,491,000	6,143,000
Other current assets	4,420,000	4,540,000
Income taxes	392,000	—

Total current assets	72,330,000	67,663,000

Property, plant, and equipment, net	6,146,000	6,196,000
Goodwill and other intangibles, net	128,297,000	129,375,000
Deferred tax, net	3,380,000	5,402,000
Other assets	6,147,000	6,409,000

	$216,300,000	$215,045,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,359,000	$15,871,000
Accrued liabilities	12,628,000	11,873,000
Accrued payroll and related expenses	3,458,000	5,724,000
Income taxes payable	—	1,495,000
Revolving line of credit	—	299,000

Total current liabilities	27,445,000	35,262,000

Long-term debt	95,000,000	95,000,000
Deferred employee benefits and other long-term liabilities	1,765,000	1,605,000

Total liabilities	124,210,000	131,867,000
Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 16,570,552 and 16,450,604	17,000	16,000
Paid-in capital	37,127,000	34,400,000
Retained earnings	54,636,000	48,699,000
Accumulated other comprehensive income	310,000	63,000

Total shareholders’ equity	92,090,000	83,178,000

	$216,300,000	$215,045,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002
Net sales	$58,345,000	$50,940,000	$109,698,000	$99,392,000
Cost of product sold	27,502,000	25,580,000	53,465,000	49,634,000

Gross profit	30,843,000	25,360,000	56,233,000	49,758,000

Operating expenses:
Selling, general & administrative	12,679,000	11,752,000	25,543,000	23,124,000
Advertising & sales promotions	3,620,000	2,537,000	7,951,000	6,686,000
Loss on write off of non-compete agreement	879,000	—	879,000	—
Amortization	—	71,000	71,000	142,000

Income from operations	13,665,000	11,000,000	21,789,000	19,806,000

Other income (expense)
Interest expense, net	(1,716,000)	(1,324,000)	(3,435,000)	(2,597,000)
Loss on early extinguishmnet of debt	—	—	—	(1,032,000)
Other income, net	203,000	26,000	248,000	68,000

Income before income taxes	12,152,000	9,702,000	18,602,000	16,245,000
Provision for income taxes	3,949,000	3,201,000	6,046,000	5,361,000

Net Income	$8,203,000	$6,501,000	$12,556,000	$10,884,000

Earnings per common share:
Basic	$0.50	$0.41	$0.76	$0.69

Diluted	$0.49	$0.41	$0.75	$0.68

Basic common equivalent shares	16,563,534	15,792,590	16,541,767	15,757,210

Diluted common equivalent shares	16,734,315	16,037,780	16,741,085	15,892,056

Dividends declared per share	$0.20	$0.27	$0.40	$0.54

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Six months ended
	February 28, 2003	February 28, 2002
Cash flows from operating activities:
Net income	$12,556,000	$10,884,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896,000	891,000
Loss on write off of non-compete agreement	879,000	—
Tax benefit of exercise of stock options	297,000	119,000
Loss on early extinguishment of debt	—	1,032,000
(Gain) loss on sale of equipment	(4,000)	(3,000)
Deferred income tax expense	2,028,000	854,000
Distributions received from joint venture in excess of equity earnings	60,000	(61,000)
Changes in assets and liabilities:
Trade accounts receivable	7,914,000	(1,589,000)
Product held at contract packagers	(55,000)	846,000
Inventories	711,000	3,452,000
Other assets	158,000	408,000
Accounts payable and accrued expenses	(6,392,000)	(2,270,000)
Income taxes payable	(1,907,000)	(988,000)
Long-term deferred employee benefits	146,000	153,000

Net cash provided by operating activities	17,287,000	13,728,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(75,000)	(479,000)
Proceeds from sale of equipment	138,000	45,000
Capital expenditures	(789,000)	(550,000)
Proceeds on payment of note receivable	518,000	494,000

Net cash used in investing activities	(208,000)	(490,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,431,000	3,771,000
Borrowings on line of credit, net	(299,000)	—
Repayment of long-term debt	—	(79,783,000)
Proceeds from issuance of long-term debt	—	75,000,000
Debt issuance costs	—	(287,000)
Dividends paid	(6,619,000)	(8,496,000)

Net cash used in financing activities	(4,487,000)	(9,795,000)

Effect of exchange rate changes on cash and cash equivalents	(31,000)	(69,000)

Increase in cash and cash equivalents	12,561,000	3,374,000
Cash and cash equivalents at beginning of period	11,091,000	4,380,000

Cash and cash equivalents at end of period	$23,652,000	$7,754,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002
Net Income	$8,203,000	$6,501,000	$12,556,000	$10,884,000
Other comprehensive income (loss)
Foreign currency translation adjustments	224,000	(87,000)	247,000	(38,000)

Total comprehensive income	$8,427,000	$6,414,000	$12,803,000	$10,846,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 28, 2003

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

Reclassifications

Certain prior year period amounts have been reclassified to conform to the current period presentation. As a result of the Company’s adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction, the loss on early extinguishment of debt recorded as an extraordinary item during the six months ended February 28, 2002, has been reclassified for comparative presentation and reported in income before taxes.

Earnings per Share

Common stock equivalents of 170,781 and 245,191 shares for the three months ended February 28, 2003 and 2002 were used to calculate diluted earnings per share. Common stock equivalents of 199,318 and 134,846 shares for the six months ended February 28, 2003 and 2002 were used to calculate diluted earnings per

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

share. Common stock equivalents are comprised of options granted under the Company’s stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. Options outstanding totaling 400,047 and 122,660 for the three months ended February 28, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. Options outstanding totaling 259,793 and 476,086 for the six months ended February 28, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

Stock Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

At February 28, 2003, the Company had one stock option plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock based employee compensation.

	Three months ended February 28		Six months ended February 28
	2003	2002	2003	2002
Net income, as reported	$8,203,000	$6,501,000	$12,556,000	$10,884,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(108,000)	(95,000)	(2,064,000)	(1,234,000)

Pro forma net income	$8,095,000	$6,406,000	$10,492,000	$9,650,000

Earnings per share:
Basic—as reported	$0.50	$0.41	$0.76	$0.69
Basic—pro forma	$0.49	$0.41	$0.63	$0.61

Diluted—as reported	$0.49	$0.41	$0.75	$0.68
Diluted—pro forma	$0.48	$0.40	$0.63	$0.61

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended February 28		Six months ended February 28
	2003	2002	2003	2002
Risk-free interest rate	4.15%	3.63%	3.35%	3.27%
Expected volatility of common stock	39.6%	39.4%	39.6%	39.4%
Dividend yield	2.96%	4.57%	2.91%	5.16%
Expected option term	3	3	3	3

Recent Pronouncements

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue No. 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have any material effect on the Company’s financial statements.

On November 25, 2002, the FASB issued Interpretation No. 45 (“FIN 45”) Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 2 – ACQUISITIONS

On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, a Kansas corporation (“Heartland”), upon the acquisition of the entire capital stock of Heartland. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations, and, accordingly Heartland’s results of operations have been included in the consolidated financial statements since the date of acquisition. Subject to a cash adjustment to the purchase price for certain balance sheet adjustments to be determined as of the closing date, the Company paid cash in the amount of $35 million, issued 434,122 shares of $.001 par value common stock of the Company to the selling Heartland shareholders having a value of $11.7 million, and incurred acquisition costs of $0.5 million, for an aggregate acquisition value of $47.2 million. Goodwill acquired through the Heartland acquisition was approximately $29 million as of February 28, 2003 and August 31, 2002. Intangible assets acquired consist of the Spot Shot trade name valued at $13.7 million. The decrease in acquisition related goodwill of $0.1 million from August 31, 2002, to February 28, 2003, was due to working capital adjustments to the opening balance sheet.

The following summary presents the results of operations for the three and six months ended February 28, 2002, on an unaudited pro forma basis, as if the Heartland acquisition was completed at the beginning of fiscal year 2002. The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of such earlier dates, nor are they indicative of results of operations which may occur in the future.

	Three months ended February 28, 2002	Six months ended February 28, 2002
Net sales	$58,335,000	$115,179,000

Net income	$7,327,000	$12,426,000

Basic earnings per share	$0.45	$0.77

Diluted earnings per share	$0.44	$0.75

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

As of February 28, 2003, goodwill, by reportable segment is as follows: the Americas, $85.9 million, Europe, $5.5 million, and Asia-Pacific, $1.2 million, respectively.

Intangible assets, excluding goodwill, that are no longer required to be amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, and Spot Shot with a total value of $35.7 million, which are included in the assets of the Americas segment.

Due to the death of a party to a non-compete agreement in the second quarter of fiscal year 2003, the continuance of the business to which the agreement relates is not likely to continue. Accordingly, the remaining $879,000 book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003. The non-compete agreement was formerly included in the assets of the Americas segment.

NOTE 4- PROMOTIONAL PAYMENTS

Effective March 1, 2002, the Company adopted the consensus reached by the Emerging Issues Task Force (“EITF”) of the FASB in Issue 01-09 (“EITF 01-09”) entitled, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which requires the reclassification of certain costs formerly included in advertising and sales promotion expense to a reduction in sales, thereby reducing both net sales and advertising and sales promotion expenses by equal and offsetting amounts. Promotional payments formerly included in advertising and sales promotion that are now being recorded as reductions in sales include, coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores, co-operative advertising and other promotional activity. Results reported reflect this application, and accordingly, the financial statements for the three and six months ended February 28, 2002 have been reclassified to comply with this guidance. The adoption of EITF 01-09 reduced net sales and advertising and sales promotion expenses for the three and six months ended February 28, 2002 as follows:

	Three months ended February 28, 2002	Six months ended February 28, 2002
Sales, before reclassification	$55,551,000	$108,996,000
Reclassification of advertising and sales promotion	(4,611,000)	(9,604,000)

Sales, as reported	$50,940,000	$99,392,000
Advertising and sales promotion, before reclassification	$7,148,000	$16,290,000
Reclassification of advertising and sales promotion	(4,611,000)	(9,604,000)

Advertising and sales promotion, as reported	$2,537,000	$6,686,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the legal action discussed below.

On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14.

The plaintiff seeks to certify a class of plaintiffs consisting of consumers in the state of Florida who, since September 1, 1998, have purchased and used ATBCs sold by the Company and who, at the time of the first use of such products, had a product warranty for a toilet in which such products were used. The plaintiff alleges that the product warranty for such toilet may have been voided by the use of the Company’s ATBC. In addition to damages attributed to the value of the lost product warranty, plaintiff seeks damages for the purchase price of the ATBC which is allegedly unfit for its intended purpose.

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

If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the operating results of the Company. The plaintiff has not quantified the amount of damages. There is not sufficient information to estimate the Company’s exposure at this time.

The Company has applied the disclosure provisions of FIN 45. In addition to disclosures included in note 8, the following is a summary of agreements determined to be within the scope requiring disclosure.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that limits the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2003.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 28, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of February 28, 2003 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6 – BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments. The tables below present information about reported segments:

	The Americas	Europe	Asia-Pacific	Total
Three months ended:
February 28, 2003
Net Sales	$42,772,000	$12,215,000	$3,358,000	$58,345,000
Operating Income	9,828,000	2,995,000	842,000	13,665,000
Total Assets	188,733,000	23,886,000	3,681,000	216,300,000

February 28, 2002
Net Sales	$39,104,000	$9,108,000	$2,728,000	$50,940,000
Operating Income	8,589,000	1,833,000	578,000	11,000,000
Total Assets	141,831,000	20,735,000	3,879,000	166,445,000

	The Americas	Europe	Asia-Pacific	Total
Six months ended:
February 28, 2003
Net Sales	$82,812,000	$20,497,000	$6,389,000	$109,698,000
Operating Income	16,380,000	3,959,000	1,450,000	21,789,000
Total Assets	188,733,000	23,886,000	3,681,000	216,300,000

February 28, 2002
Net Sales	$76,626,000	$17,233,000	$5,533,000	$99,392,000
Operating Income	15,115,000	3,305,000	1,386,000	19,806,000
Total Assets	141,831,000	20,735,000	3,879,000	166,445,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Revenues by Product Line

	February 28, 2003	February 28, 2002
Three months ended
Lubricants	$37,639,000	$33,290,000
Hand cleaning products	1,461,000	1,665,000
Household products	19,245,000	15,985,000

Total	$58,345,000	$50,940,000

Six months ended
Lubricants	$67,069,000	$62,977,000
Hand cleaning products	3,772,000	4,037,000
Household products	38,857,000	32,378,000

Total	$109,698,000	$99,392,000

The Company completed the acquisition of Heartland on May 31, 2002. Sales of household products acquired in the Heartland acquisition are included in the Americas segment and Household products product line. During the three and six month periods ended February 28, 2003, sales of household products excluding Heartland products were $13.2 million, and $26.5 million, respectively.

NOTE 7 – SELECTED FINANCIAL STATEMENT INFORMATION

	February 28, 2003	August 31, 2002
Inventories
Raw materials	$548,000	$652,000
Finished goods	4,943,000	5,491,000

	$5,491,000	$6,143,000

Property, Plant and Equipment, net
Property, plant and equipment	$12,597,000	$12,187,000
Accumulated depreciation	(6,451,000)	(5,991,000)

	$6,146,000	$6,196,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	February 28, 2003	August 31, 2002
Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,597,000	$92,725,000
Intangibles with indefinite lives (Trade names)	35,700,000	35,700,000
Intangibles with definite lives	—	1,425,000
Accumulated amortization	—	(475,000)

	$128,297,000	$129,375,000

NOTE 8 – RELATED PARTIES

The Company has a 30% interest in VML Company, L.L.C. (“VML”), which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Currently the Company is the only customer for VML products and services. At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was completely paid off by VML during the quarter ended February 28, 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.4 million investment in VML as of February 28, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2003, respectively, and $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2002, respectively.

Product purchased from VML included approximately $9.6 million, and $19.6 million during the three and six months ended February 28, 2003, respectively, and approximately $8.7 million, and $17.1 million during the three and six months ended February 28, 2002, respectively. The Company had product payables to VML as of February 28, 2003 and August 31, 2002, of $2.2 million and $4.7 million, respectively, and has guaranteed $6 million of a VML line of credit, of which $3.0 million and $2.0 million was outstanding as of February 28, 2003, and August 31, 2002, respectively, which expires on April 30, 2003. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding

NOTE 9 – SUBSEQUENT EVENTS

On March 25, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on April 30, 2003 to stockholders of record on April 11, 2003.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter of Fiscal Year 2003 Compared to Second Quarter of Fiscal Year 2002

Net sales were $58.3 million in the second quarter ended February 28, 2003, an increase of 15% from net sales of $50.9 million in the comparable prior year period. During the current quarter, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales in the current period compared to the same period last year is due to increases in lubricant and household product sales, offset by a decrease in hand cleaner sales. Lubricant sales for the current quarter were $37.6 million, up 13% from the prior year period. Hand cleaner sales were $1.5 million, down by 12%. Household products sales were $19.2 million in the current quarter compared to $16.0 million in the prior year quarter, a 20% increase.

The reported results reflect the adoption of EITF Issue 01-09: “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The application of this guidance has no effect on net income, but reclassifies certain marketing and promotional expenses from operating expenses to a reduction in sales.

This reclassification reduced both net sales and advertising and sales promotion expense by $5.1 million and $4.6 million during the three months ended February 28, 2003 and 2002, respectively. The increase in promotional costs requiring reclassification in the current year is primarily due to the marketing efforts associated with the household product line, combined with the overall increase in household product sales compared to the prior year. A larger portion of the marketing investment to support the household products business requires reclassification. The effect on sales for the year is as follows (in thousands):

	Three months ended February 28,
	2003				2002
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	$47,564	$12,456	$3,443	$63,463	$43,379	$9,367	$2,805	$55,551
Reclassification of Advertising and Promotional Expenses	(4,792)	(241)	(85)	(5,118)	(4,275)	(259)	(77)	(4,611)

Net sales, as reported	$42,772	$12,215	$3,358	$58,345	$39,104	$9,108	$2,728	$50,940
% of Net sales, as reported	73%	21%	6%	100%	77%	18%	5%	100%

In the Americas region, sales for the second quarter ended February 28, 2003 were up 9% over the second quarter of last year. Compared to the prior year quarter, household product sales increased by $3.2 million, or 20%, hand cleaner sales were down $0.2 million, or 13%, and lubricant sales increased $0.6 million, or 3%.

Household product sales were up compared to the prior year period primarily due to the sales added from the Spot Shot brand in the U.S. and Canada. Excluding Spot Shot, household product sales were down $2.7 million or 17% from the prior year quarter. The decrease from the prior period is due to the effect of the U.S. economy, combined with competitive factors among product categories for shelf space. The Company’s household product line is primarily sold in the U.S. market. The weakness in the U.S. economy has influenced the purchasing decisions of retailers resulting in the reduction of inventories and promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

Category shelf space continually expands and contracts with the introduction of new products in both related and unrelated categories. The product categories where the Company’s brands compete have experienced competitive pressure from a variety of new product introductions in unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. The automatic toilet bowl category has experienced these pressures on shelf space, yet our share of category sales has grown. The outside pressures on shelf space, combined with pressures from related categories have had the most effect on the hard surface cleaners and rug and room deodorizers. Both of these product groups have been affected by competitive product introductions within their categories. For example, while the Company’s brand in the rug and room deodorizer category remains strong and has increased market share, the category as a whole has seen a recent decline.

Although the Company’s household brands have seen recent sales declines as a result of the competitive environment surrounding their categories, the Company is pleased with the overall positioning of its well-recognized brands. The Company plans to address the challenges and opportunities that exist within these categories through product and promotional innovation, as well as expanded distribution.

The increase in lubricant sales in the Americas is a result of strong sales of both WD-40 and 3-IN-ONE Oil which are up 3% and 10% over the prior year quarter, respectively.

WD-40 sales are up over the prior year period due to increased sales in the U.S. and Canadian markets, offset by decreased Latin America sales. Despite challenging economic activity, U.S. WD-40 sales were up 2% over the comparable period of last year. In the U.S. there has been a more favorable response by the trade to available promotions in the current quarter compared to the same period last year. Latin America WD-40 sales were down 2%, primarily due to decreases in sales to Mexico resulting from changes in the timing of customer purchases. Canada has had continued growth of WD-40 sales compared to the prior year period, with a 16% increase over prior year’s quarter. This increase is due to the timing of customer orders as well as successful promotions in the current period with a group of key customers.

3-IN-ONE Oil sales in the America’s region were up 10% over the prior year quarter mainly due to growth in the U.S., as Canadian sales were down and Latin America had sales even with the prior year quarter. The new 3-IN-ONE Oil Professional Line products began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products include a spray and drip penetrant, white lithium grease, and a silicone spray. The new line will start shipments to the Asian and Australian markets in the third quarter of fiscal 2003, with plans to launch the line in the UK, Spain and France towards the end of the fiscal year.

Sales of heavy-duty hand cleaners for the Americas were $1.2 million in the quarter, slightly down from $1.3 million in the prior year period.

For the Americas region, 88% of the sales in the second quarter of fiscal year 2003 came from the U.S., and 12% came from Canada and Latin America. This reflects a change from the second quarter of fiscal year 2002 in which 90% of sales came from the U.S., and 10% came from Canada and Latin America.

In Europe, second quarter sales grew to $12.2 million, up 34% from the comparable period of fiscal 2002. The increase is due to strong performances across the region combined with the benefit of favorable exchange rates. Increases in sales in the various parts of the region over the prior year quarter are as follows: the UK, 13%; France, 63%; Germany, 95%; Spain, 43%; Italy, 101%; and in the countries in which the Company sells through local distributors, 15%. The UK sales are up over the prior year quarter in US dollars due to the benefits of foreign exchange rates, as local currency sales are even with the prior year period. The growth in Germany, Spain, and Italy (up 72%, 26%, and 76% in local currency) is a result of expanded distribution in all trade channels, while increased retail activity continues to fuel the Company’s performance in France (up 44% in local currency). Distributor markets have increased (up 2% in local currency) due to expanded distribution in Eastern Europe with significant growth in the Russian market, and steady growth in the Middle Eastern markets. The principal continental European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 43% of the region’s sales for the quarter, up from 34% in the prior year quarter. In the long term, these countries are expected to be important contributors to the region’s growth.

In the Asia/Pacific segment, total sales were up 23% over the second quarter of fiscal 2002. Results in Asia improved compared to the prior year with sales up by 31%. The Asian market has been positively impacted by the robust growth in China, due to gains in distribution and expansion by China’s marketing distributor. The Company continues to combat against counterfeit products, which remain an issue within the Asian market, particularly in China. Australian sales for the second quarter of the fiscal year were up 2% from the prior year quarter, with a 2% increase in sales of the lubricants WD-40 and 3-IN-ONE Oil, and a 2% increase in sales of the Solvol brand of heavy-duty hand cleaner. The Company is encouraged by the strong sales in the quarter, but expects trading conditions to remain variable with modest growth in the 2003 fiscal year.

Gross profit was $30.8 million, or 52.9% of sales in the second quarter, compared to $25.4 million, or 49.8% of sales in the comparable period last year. The gross margin increase of 3.1% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on the gross margin percentage was 3.8% in the current period compared to 4.2% in the prior year, an increase to margin of 0.4%. Changes in product mix resulted in a 1.7% increase in gross margin. The remaining 1.0% increase in margin over the prior year period is the result of a significant write down of U.K. Lava inventory in the prior year. The timing of certain promotional activities, as well as the tactics used, may continue to cause significant fluctuations in gross margin from period to period. The Company expects that its fiscal year 2003 gross margin percentage will remain in the range of that achieved in fiscal year 2002.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Three months ended February 28,
	2003		2002
Americas	$22.4	52.5%	$19.5	49.9%
Europe	6.9	56.2%	4.7	51.1%
Asia/Pacific	1.5	45.1%	1.2	43.5%

Total	$30.8	52.9%	$25.4	49.8%

Selling, general, & administrative expenses (“SG&A”) for the second quarter of fiscal 2003 increased to $12.7 million from $11.8 million for the prior year quarter. The increase in SG&A is attributable to a number of items including a $0.6 million increase in direct selling and freight costs associated with the increase in sales, a $0.3 million increase in legal fees to defend the intellectual property rights of the brands and as a result of the new regulatory environment, and a $0.2 million increase in insurance costs and professional fees. The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board for a variety of economic and political reasons. Research and development activities increased $0.2 million over the prior period, and other miscellaneous items decreased by $0.4 million, most notably bad debt expense and personnel costs. The decrease in personnel costs is related to non-recurring severance costs incurred in the prior year as the Company integrated the GHB acquisition. While SG&A costs increased, they increased at a lower rate than the Company’s sales. As a percentage of sales, SG&A decreased to 21.7% in the second quarter from 23.1% in the same period last year.

Advertising and sales promotion expense increased to $3.6 million for the second quarter from $2.5 million for the second quarter last year and, as a percentage of sales, increased to 6.2% in the second quarter, from 5.0% in the comparable prior year period. The increase is primarily attributable to the level of support required for the household products line, which increased in the current quarter compared to the prior year quarter with the addition of the Spot Shot brand on May 31, 2002. Advertising and sales promotion costs fluctuate quarter to quarter based on the tactics, timing and extent of advertising and promotional campaigns, some of which are executed on an opportunistic basis. For fiscal year 2003, such expense is expected to be approximately 9% of sales.

The $879,000 loss on the write off of the non-compete agreement relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates is not likely to continue. Accordingly, the remaining $879,000 book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense was zero for the second quarter of fiscal 2003, compared to $71,000 in the same period of the prior year. The difference relates to the write off of the non-compete agreement in the current period.

Income from operations was $13.6 million, or 23.4% of sales in the second quarter, compared to $11 million, or 21.6% of sales in the second quarter of fiscal 2002, an increase of 23.6%. The factors influencing the increase in both income from operations and income from operations as a percentage of sales are discussed above.

Interest expense, net was $1.7 million and $1.3 million during the quarters ended February 28, 2003 and 2002, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Heartland acquisition. Other income was $203,000 during the quarter, compared to $26,000 in the prior year quarter. The increase over the prior year quarter primarily relates to gains on foreign currency exchange in the current period.

The provision for income taxes was 32.5% of taxable income for the second quarter of fiscal 2003, a decrease from 33% in the prior year. The decline in the tax rate is due to tax savings from federal and state tax credits for increased research and development expenditures in the current year.

Net income was $8.2 million, or $0.49 per share on a fully diluted basis in the second quarter of fiscal year 2003, versus $6.5 million, or $0.41 in the comparable period last year. Net income in the current quarter was reduced by $0.035 per share due to the unexpected loss caused by the write-off of the non-compete agreement.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002

Net sales were $109.7 million during the six months ended February 28, 2003, an increase of 10% from net sales of $99.4 million in the comparable prior year period. During the current period the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales over the prior period is due to increases in lubricant and household product sales, offset by a decrease in hand cleaner sales. Lubricant sales for the six months ended February 28, 2003, were $67.1 million, up 6% from the prior year period. Hand cleaner sales were $3.8 million, down by 7%. Household products sales were $38.9 million in the current period compared to $32.4 million in the prior year six-month period, a 20% increase.

The reported results reflect the adoption of EITF Issue 01-09: “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The application of this guidance has no effect on net income, but reclassifies certain marketing and promotional expenses from operating expenses to a reduction in sales.

This reclassification reduced both net sales and advertising and sales promotion expense by $11.3 million and $9.6 million during the six months ended February 28, 2003 and 2002, respectively. The increase in promotional costs requiring reclassification in the current year is primarily due to the marketing efforts associated with the household product line, combined with the overall increase in household product sales compared to the prior year. A larger portion of the marketing investment to support the household products business requires reclassification. The effect on sales for the year is as follows (in thousands):

	Six months ended February 28,
	2003				2002
	Americas	Europe	Asia Pacific	Total	Americas	Europe	Asia Pacific	Total
Net sales, before reclassification	$93,562	$20,915	$6,512	$120,989	$85,625	$17,704	$5,667	$108,996
Reclassification of Advertising and Promotional Expenses	(10,750)	(418)	(123)	(11,291)	(8,999)	(471)	(134)	(9,604)

Net sales, as reported	$82,812	$20,497	6,389	$109,698	$76,626	$17,233	$5,533	$99,392
% of Net sales, as reported	75%	19%	6%	100%	77%	17%	6%	100%

In the Americas region, sales for the six months ended February 28, 2003 were up 8% from the prior year period. Compared to the prior year period, household product sales increased by $6.4 million, or 20%, hand cleaner sales were down $0.3 million, or 8%, and lubricant sales were even with the prior year.

Household product sales were up compared to the prior year period primarily due to the sales added from the Spot Shot brand in the U.S. and Canada. Excluding Spot Shot, household product sales were down $5.9 million, or 18%, from the prior year period. The decrease from the prior year is due to the effect of the U.S. economy and competitive factors between product categories for shelf space. The Company’s household product line is primarily sold in the U.S. market. The weakness in the U.S. economy has influenced the purchasing decisions of our customers resulting in the reduction of inventories and promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

Category shelf space continually expands and contracts with the introduction of new products in both related and unrelated categories. The product categories where the Company’s brands compete have experienced competitive pressure from a variety of new product introductions in unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. The automatic toilet bowl category has experienced these pressures on shelf space, yet our share of category sales has grown. The outside pressures on shelf space, combined with pressures from related categories have had the most effect on the hard surface cleaners and rug and room deodorizers. Both of these product groups have been affected by competitive product introductions within their categories. For example, while the Company’s brand in the rug and room deodorizer category remains strong and has increased market share, the category as a whole has seen a recent decline.

Although the Company’s household brands have seen recent sales declines as a result of the competitive environment surrounding their categories, the Company is pleased with the overall positioning of its well-recognized brands. The Company plans to address the challenges and opportunities that exist within these categories through product and promotional innovation, as well as expanded distribution.

Lubricant sales in the Americas were even with the prior year period with WD-40 sales down by 1%, offset by a 2% increase 3-IN-ONE Oil sales.

In the U.S., sales of WD-40 were even with the prior year, with a 10% increase in Canada sales, and an 11% decrease in Latin America sales. Despite challenging economic activity in the period, U.S. WD-40 sales were right at the same levels as the prior year. In the U.S. there has been a more favorable response by the trade to available promotions in the current period compared to the prior year. Latin America WD-40 sales were down, primarily due to decreases in sales to Mexico resulting from changes in the timing of customer purchases. Canada has had continued growth of WD-40 sales compared to the prior year period. This increase is due to the timing of customer orders as well as successful promotions in the current period with a group of key customers.

3-IN-ONE sales in the region were up 14% over the prior year mainly due to growth in the U.S., Canada and Latin America. The sales were up across the region, with the largest growth in the U.S. market, with a 15% increase in sales. The new 3-IN-ONE Oil Professional Line products began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products include a spray and drip penetrant, white lithium grease, and a silicone spray. The new line will start shipments to the Asian and Australian markets in the third quarter of fiscal 2003, with plans to launch the line in the UK, Spain and France towards the end of the fiscal year.

Sales of heavy-duty hand cleaners for the Americas were $3.1 million in the year to date period, slightly down from $3.3 million in the prior year period.

For the Americas region, 89% of the sales in the six months ended February 28, 2003 came from the U.S., and 11% came from Canada and Latin America. This reflects a change from the comparable period of fiscal year 2002 in which 90% of sales came from the U.S., and 10% came from Canada and Latin America.

In Europe, sales for the first six months of fiscal year 2003 grew to $20.5 million, up 19% from the comparable period of fiscal 2002. The increase is due to strong performances in many parts of the region combined with the benefit of favorable exchange rates. Increases in the various regions over the prior year quarter are as follows: France, 32%; Germany, 44%; Spain, 27%; Italy, 61%; and in the countries in which the Company sells through local distributors, 21%. These increases were slightly offset against a 6% decline of sales in the UK. The growth in Germany, Spain, and Italy (up 30%, 14%, and 45% in local currency) is a result of expanded distribution in all trade channels, while increased retail activity continues to fuel the Company’s performance in France (up 18% in local currency). Distributor markets have increased (up 9% in local currency) due to expanded distribution in Eastern Europe, with significant growth in the Russian market along with steady growth in the Middle Eastern markets. UK Sales are down (15% in local currency) due to lower year to date sales to key retail and wholesale customers. Fewer in-store promotions in the six-month period contributed to the decline. The principal continental European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 45% of the region’s sales for the year to date period, up from 39% in the prior year. In the long term, these countries are expected to be important contributors to the region’s growth.

In the Asia/Pacific segment, total sales were up 15% over the first six months of fiscal 2002. Results in Asia improved compared to the prior year with sales up by 27%. The Asian market has been positively impacted by the robust growth in China, due to gains in distribution and by China’s marketing distributor. The Company continues to combat against counterfeit products, which remain an issue within the Asia market, particularly in China. Australian sales for the year to date period were down 12% from the prior year comparable period, with a 22% decrease in sales of WD-40, a 41% increase in sales of 3-IN-ONE Oil, and a 10% increase in sales of the Solvol brand of heavy-duty hand cleaner. The Company expects trading conditions to remain difficult in the Asia/Pacific region, with modest growth in the 2003 fiscal year.

Gross profit was $56.2 million, or 51.3% of sales in the first six months, compared to $49.8 million, or 50.1% of sales in the comparable period last year. The gross margin increase of 1.2% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on the gross margin percentage was 4.5% in the current period compared to 4.4% in the prior year, a change of 0.1%. Changes in product mix resulted in a 0.5% increase in gross margin. The remaining 0.5% increase in margin over the prior year period is the result of a significant write down of U.K. Lava inventory in the prior year period. The timing of certain promotional activities, as well as the tactics used, may continue to cause significant fluctuations in gross margin from period to period. The Company expects that its fiscal year 2003 gross margin percentage will remain in the range of that achieved in fiscal year 2002.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Six months ended February 28,
	2003		2002
Americas	$41.8	50.5%	$38.0	49.5%
Europe	11.6	56.5%	9.3	53.9%
Asia/Pacific	2.8	44.8%	2.5	45.7%

Total	$56.2	51.3%	$49.8	50.1%

Selling, general, & administrative expenses (“SG&A”) for the six months ended February 28, 2003 increased to $25.5 million from $23.1 million for the prior year period. The increase in SG&A is attributable to a number of items, including an increase of $0.8 million in direct selling and freight costs associated with the increase in sales, a $0.4 million increase in legal fees to defend the intellectual property rights of the brands and as a result of the new regulatory environment, and a $0.5 million increase in insurance costs and professional fees. The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board for a variety of economic and political reasons. Research and development costs increased $0.2 million, and other miscellaneous items increased in total by $0.5 million. While SG&A costs increased, they did not increase as a percentage of sales. As a percentage of sales, SG&A was 23.3% in the current six month period, consistent with the same period last year.

Advertising and sales promotion expense increased to $7.9 million for the six months ended February 28, 2003, up from $6.7 million for the same period last year and, as a percentage of sales, increased to 7.2% in the current period, from 6.7% in the comparable prior year period. The increase is primarily attributable to the level of support required for the household products line, which increased in the current fiscal year with the addition of the Spot Shot brand on May 31, 2002. Advertising and sales promotion costs fluctuate quarter to quarter based on the tactics, timing and extent of advertising and promotional campaigns, some of which are executed on an opportunistic basis. For fiscal year 2003, such expense is expected to be approximately 9% of sales.

The $879,000 loss on the write off of the non-compete agreement relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates is not likely to continue. Accordingly, the remaining $879,000 book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense was $71,000 for the first six months of fiscal 2003, compared to $142,000 in the same period of the prior year. The difference relates to the write off of the non-compete agreement in the second quarter of fiscal 2003.

Income from operations was $21.8 million, or 19.9% of sales in the first six months of fiscal year 2003, compared to $19.8 million, or 19.9% of sales in the same period of fiscal year 2002, an increase of 10.1%. The increase in income from operations, was due to the items discussed above.

Interest expense, net was $3.4 million and $2.6 million during the year to date periods ended February 28, 2003 and 2002, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Heartland acquisition. The prior year period included a $1 million write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense has been reclassified to other expense from an extraordinary item for comparative presentation in accordance with SFAS 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Other income was $248,000 during the current period, compared to $68,000 in the prior year, the increase mainly relates to gains on foreign currency exchange compared to losses in the prior year period.

The provision for income taxes was 32.5% of taxable income for the first six months of fiscal 2003, a decrease from 33% in the prior year. The decline in the tax rate is due to savings from federal and state tax credit for increased research and development expenditures in the current year.

Net income was $12.6 million, or $0.75 per share on a fully diluted basis for the first six months of fiscal year 2003, versus $10.9 million, or $0.68 in the comparable period last year. Net income in the current year to date period was reduced by $0.035 per share due to the unexpected loss caused by the write-off of the non-compete agreement.

LIQUIDITY AND CAPITAL RESOURCES

Current assets, excluding cash, decreased by $7.9 million to $48.7 million at February 28, 2003, down from $56.6 million at August 31, 2002. Accounts receivable decreased to $36.2 million, down $7.6 million from $43.8 million at August 31, 2002, as a result of lower sales during the end of the second quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. Inventory decreased to $5.5 million, down by $0.6 million from $6.1 million at fiscal 2002 end, primarily due to reductions in Lava inventory, and inventory acquired in the Heartland acquisition. Product at contract packagers remained fairly consistent at $2.2 million as of February 28, 2003, and August 31, 2002.

Current liabilities decreased by $7.8 million, to $27.5 million at February 28, 2003, from $35.3 million at August 31, 2002. Accounts payable and other accrued liabilities decreased by $3.7 million due to decreases in product payables directly related to the decrease in sales at the end of the second quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. The additional year to date decrease in other current liabilities was due to the payout of incentive costs related to fiscal 2002 and the pay down of the line of credit balance. The timing of tax payments caused a $1.9 million change in income taxes payable, as the balance was a payable of $1.5 million as of August 31, 2002, compared to a receivable of $0.4 million as of February 28, 2003.

At February 28, 2003 working capital increased to $44.9 million, up $12.5 million from $32.4 million at the end of fiscal 2002. The current ratio at February 28, 2003 was 2.6, increased from 1.9 at August 31, 2002.

As of February 28, 2003, cash and cash equivalents increased by $12.6 million, from $11.1 million at the end of fiscal 2002 to $23.7 million at February 28, 2003. For the six months ended February 28, 2003, operating cash flow of $17.3 million was offset by cash used in investing activities of $0.2 million and cash used in financing activities of $4.5 million.

Net cash provided by operating activities for the six months ended February 28, 2003 was $17.3 million. This amount consisted of $12.6 million from net income with an additional $4.1 million of adjustments for non-cash items, including depreciation and amortization, the loss on the write off of the non-compete agreement, distributions received from VML, changes in deferred taxes, and tax benefits from employee exercises of stock options, plus $0.6 million related to changes in the working capital as described above.

Net cash used in investing activities for the first six months of fiscal year 2003 was $0.2 million. This includes proceeds from the sale of equipment, and proceeds on the payment of a note receivable from a related party, offset by capital expenditures. During the current period VML Company paid in full the $0.5 million note receivable balance. Year to date capital expenditures were primarily in the area of computer hardware and software and vehicle replacements. In fiscal 2003, the Company expects to spend approximately $1.9 million for new capital assets, primarily for manufacturing molds and tools, vehicle replacements in Europe, and computer hardware and software in support of sales and operations.

For the first six months of fiscal year 2003, the cash used in financing activities includes dividend payments of $6.6 million, the repayment of $0.3 million on the line of credit, offset by $2.4 million in proceeds from the exercise of common stock options.

On March 25, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on April 30, 2003 to stockholders of record on April 11, 2003. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of February 28, 2003:

	Payments due by period
Contractual Obligation	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	$—	$30,714,000	$21,429,000	$42,857,000
Operating Leases	2,268,000	960,000	1,060,000	248,000	—
Interest Payments on fixed rate obligations	33,597,000	6,718,000	11,669,000	8,190,000	7,020,000

Total Contractual Cash Obligations	$130,865,000	$7,678,000	$43,443,000	$29,867,000	$49,877,000

The following summarizes other commercial commitments as of February 28, 2003:

•	The Company currently has available a $20 million variable rate revolving line of credit, maturing in 2004. There was no balance outstanding under this line of credit as of February 28, 2003.

•	The Company has guaranteed $6 million of a VML line of credit, (see “Transactions with Related Parties” section below) of which $3.0 million and $2.0 million was outstanding at February 28, 2003 and August 31, 2002, respectively.

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

Relationships with Contract Manufacturers

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short term projections provided to the Contract Manufacturers.

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

TRANSACTIONS WITH RELATED PARTIES

The Company has a 30% interest in VML Company, L.L.C. (“VML”), which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Currently the Company is the only customer for VML products and services. At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was completely paid off by VML during the quarter ended February 28, 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.4 million investment in VML as of February 28, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2003, respectively, and $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2002, respectively.

Product purchased from VML included approximately $9.6 million, and $19.6 million during the three and six months ended February 28, 2003, respectively, and approximately $8.7 million, and $17.1 million during the three and six months ended February 28, 2002, respectively. The Company had product payables to VML as of February 28, 2003 and August 31, 2002, of $2.2 million and $4.7 million, respectively, and has guaranteed $6 million of a VML line of credit, of which $3.0 million and $2.0 million was outstanding as of February 28, 2003, and August 31, 2002, respectively, which expires on April 30, 2003. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding.

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

Interest Rate Risk

As of August 31, 2002, there was $0.3 million outstanding under the revolving line of credit with variable interest rate of 4.75%. As of February 28, 2003, there was no outstanding balance under the revolving line of credit. The remaining long term debt of the Company, other than the revolving line of credit, is under fixed rate obligations, which has minimized the Company’s exposure to interest rate risk.

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

In conjunction with the review of the state budget, California recently gave CARB the approval to enforce a fee based system which would allow it to collect “fees” from those it governs on the VOC issues. These fees will go into CARB’s operating budget and help cover shortfalls, and are said to be based on the amount of VOC’s a company’s product puts into the state’s atmosphere. If a similar VOC policy is adopted by other states, the potential impact of fees charged could be material to the Company.

The foregoing discussion should be read in conjunction with the discussion of regulatory risk contained in our Annual Report on Form 10-K for the year ended August 31, 2002

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issue Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring).” SFAS 146 replaces Issue No. 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and is not expected to have any material effect on the Company’s financial statements.

On November 25, 2002, the FASB issued Interpretation No. 45 (“FIN 45”) Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5 Accounting for Contingencies, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim”, “believe”, “expect”, “anticipate”, “intend”, “estimate” and other expressions that indicate future events and trends identify forward-looking statements.

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

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended February 28, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

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

If class certification is granted, it is reasonably possible that the outcome of the suit could have a material adverse effect on the Company’s results of operations. The plaintiff has not quantified the amount of damages. There is not sufficient information to estimate the Company’s exposure at this time.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.		Description

Certificate of Incorporation and Bylaws

3	(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3	(b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January14, 2000, Exhibit 3(b) thereto.

99	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date:	April 14, 2003	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

		By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Garry O. Ridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and CEO

I, Michael J. Irwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Dated: April 14, 2003

By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President and CFO