Form 10-Q
period 2003-05-31
WD 40 CO
filed 2003-07-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of July 3, 2003	16,637,671

Part I    Financial Information

Item 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

	(unaudited)
	May 31, 2003	August 31, 2002
Assets
Current assets:
Cash and cash equivalents	$32,267,000	$11,091,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $2,016,000 and $1,786,000	29,959,000	43,754,000
Product held at contract packagers	1,884,000	2,135,000
Inventories	7,158,000	6,143,000
Other current assets	3,870,000	4,540,000

Total current assets	75,138,000	67,663,000

Property, plant, and equipment, net	6,429,000	6,196,000
Goodwill and other intangibles, net	127,988,000	129,375,000
Deferred tax, net	2,029,000	5,402,000
Other long-term assets	6,302,000	6,409,000

	$217,886,000	$215,045,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000,000	$—
Accounts payable	10,559,000	15,871,000
Accrued liabilities	11,075,000	11,873,000
Accrued payroll and related expenses	3,247,000	5,724,000
Income taxes payable	676,000	1,495,000
Revolving line of credit	—	299,000

Total current liabilities	35,557,000	35,262,000

Long-term debt	85,000,000	95,000,000
Deferred employee benefits and other long-term liabilities	1,867,000	1,605,000

Total liabilities	122,424,000	131,867,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 16,585,471 and 16,450,604	17,000	16,000
Paid-in capital	37,498,000	34,400,000
Retained earnings	57,127,000	48,699,000
Accumulated other comprehensive income	820,000	63,000

Total shareholders’ equity	95,462,000	83,178,000

	$217,886,000	$215,045,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net sales	$55,064,000	$51,494,000	$164,762,000	$150,886,000
Cost of product sold	27,160,000	26,521,000	80,625,000	76,155,000

Gross profit	27,904,000	24,973,000	84,137,000	74,731,000

Operating expenses:
Selling, general & administrative	13,066,000	11,733,000	38,609,000	34,857,000
Advertising & sales promotions	4,590,000	4,212,000	12,541,000	10,898,000
Loss on write off of non-compete agreement	—	—	879,000	—
Amortization	—	71,000	71,000	213,000

Income from operations	10,248,000	8,957,000	32,037,000	28,763,000

Other income (expense)
Interest expense, net	(1,701,000)	(1,425,000)	(5,136,000)	(4,022,000)
Loss on early extinguishment of debt	—	—	—	(1,032,000)
Other income, net	58,000	134,000	306,000	202,000

Income before income taxes	8,605,000	7,666,000	27,207,000	23,911,000
Provision for income taxes	2,796,000	2,455,000	8,842,000	7,816,000

Net Income	$5,809,000	$5,211,000	$18,365,000	$16,095,000

Earnings per common share:
Basic	$0.35	$0.33	$1.11	$1.02

Diluted	$0.35	$0.32	$1.10	$1.01

Basic common equivalent shares	16,579,647	15,955,689	16,553,241	15,824,097

Diluted common equivalent shares	16,695,495	16,215,555	16,724,735	16,000,616

Dividends declared per share	$0.20	$0.20	$0.60	$0.74

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Nine months ended
	May 31, 2003	May 31, 2002
Cash flows from operating activities:

Net income	$18,365,000	$16,095,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359,000	1,299,000
Loss on write off of non-compete agreement	879,000	—
Tax benefit of exercise of stock options	370,000	218,000
Stock compensation	92,000	94,000
Loss on early extinguishment of debt	—	1,032,000
(Gain) loss on sale of equipment	(28,000)	2,000
Deferred income tax expense	3,336,000	1,338,000
Equity earnings in joint venture in excess of distributions received	(141,000)	(165,000)

Changes in assets and liabilities (net of effect of acquisitions):
Trade accounts receivable	14,842,000	3,611,000
Product held at contract packagers	251,000	846,000
Inventories	(847,000)	4,583,000
Other assets	763,000	763,000
Accounts payable and accrued expenses	(8,895,000)	(4,772,000)
Income taxes payable	(887,000)	(1,905,000)
Long-term deferred employee benefits	162,000	194,000

Net cash provided by operating activities	29,621,000	23,233,000

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(75,000)	(35,574,000)
Proceeds from sale of equipment	130,000	83,000
Capital expenditures	(1,408,000)	(894,000)
Litigation settlement related to acquired business, net of expenses	—	1,292,000
Proceeds on payment of note receivable	518,000	626,000

Net cash used in investing activities	(835,000)	(34,467,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,637,000	5,883,000
Borrowings on line of credit, net	(299,000)	7,000,000
Repayment of long-term debt	—	(79,783,000)
Proceeds from issuance of long-term debt	—	95,000,000
Debt issuance costs	—	(317,000)
Dividends paid	(9,936,000)	(12,806,000)

Net cash used in and provided by financing activities	(7,598,000)	14,977,000

Effect of exchange rate changes on cash and cash equivalents	(12,000)	105,000

Increase in cash and cash equivalents	21,176,000	3,848,000
Cash and cash equivalents at beginning of period	11,091,000	4,380,000

Cash and cash equivalents at end of period	$32,267,000	$8,228,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net Income	$5,809,000	$5,211,000	$18,365,000	$16,095,000
Other comprehensive income
Foreign currency translation adjustments	510,000	333,000	757,000	295,000

Total comprehensive income	$6,319,000	$5,544,000	$19,122,000	$16,390,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2003

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the “Company”), based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and four household cleaner brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot stain remover.

The Company’s brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold primarily in North America. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

The Company utilizes a network of independent contractors for the manufacture of all of its products.

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

Reclassifications

Certain prior year period amounts have been reclassified to conform to the current period presentation. As a result of the Company’s adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction, the loss on early extinguishment of debt recorded as an

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

extraordinary item during the nine months ended May 31, 2002, has been reclassified for comparative presentation and reported in income before taxes.

Earnings per Share

Potential dilutive shares of 115,848 and 259,867, were used to calculate diluted earnings per share for the three months ended May 31, 2003 and 2002, respectively. Potential dilutive shares of 171,494 and 176,519, were used to calculate diluted earnings per share for the nine months ended May 31, 2003 and 2002, respectively. Potential dilutive shares are comprised of options granted under the Company’s stock option plan. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. Options outstanding totaling 415,874 and 123,200 for the three months ended May 31, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive. Options outstanding totaling 311,820 and 358,457 for the nine months ended May 31, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS, as their effect would have been antidilutive.

Stock Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 amends the disclosure requirements for stock-based compensation for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The disclosure requirements apply to all companies, including those that continue to recognize stock-based compensation under the intrinsic value provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

At May 31, 2003, the Company had one stock option plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock based employee compensation. There were no options granted by the Company during the three months ended May 31, 2003.

	Nine months ended May 31
	2003	2002
Net income, as reported	$18,365,000	$16,095,000

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,064,000)	(1,234,000)

Pro forma net income	$16,301,000	$14,861,000

Earnings per share:
Basic—as reported	$1.11	$1.02

Basic—pro forma	$0.98	$0.94

Diluted—as reported	$1.10	$1.01

Diluted—pro forma	$0.97	$0.93

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended May 31
	2003	2002
Risk-free interest rate	3.35%	3.27%
Expected volatility of common stock	39.6%	39.4%
Dividend yield	2.91%	5.16%
Expected option term	3	3

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML (“VML Company L.L.C.”), qualifies as a variable interest entity according to the definition in FIN 46, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46 and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

NOTE 2 - ACQUISITIONS

On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, a Kansas corporation (“Heartland”), upon the acquisition of the entire capital stock of Heartland. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, Business Combinations, and, accordingly Heartland’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company paid cash in the amount of $35.0 million, issued 434,122 shares of $.001 par value common stock of the Company to the selling Heartland shareholders having a value of $11.7 million, and incurred acquisition costs of $0.6 million. The aggregate acquisition value was $47.2 million, after a final downward purchase price adjustment of $0.1 million for settlement of the closing balance sheet. Goodwill acquired through the Heartland acquisition was approximately $28.9 million, and intangible assets acquired consist of the Spot Shot trade name valued at $13.7 million. Goodwill acquired through the Heartland acquisition was approximately $28.5 million and $29.0 million as of May 31, 2003 and August 31, 2002. Intangible assets acquired consist of the Spot Shot trade name valued at $13.7 million. The net decrease in Heartland

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

goodwill of $0.5 million from August 31, 2002, to May 31, 2003, was due to a variety of items, including the finalization of purchase accounting and acquisition related costs.

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

As of May 31, 2003, goodwill, by reportable segment is as follows: the Americas, $85.6 million, Europe, $5.5 million, and Asia-Pacific, $1.2 million, respectively.

Intangible assets, excluding goodwill, that are not being amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, and Spot Shot with a total value of $35.7 million, which are included in the assets of the Americas segment.

Due to the death of a party to a non-compete agreement in the second quarter of fiscal year 2003, the business to which the agreement relates is not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the nine months ended May 31, 2003. The non-compete agreement was formerly included in the assets of the Americas segment.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, with the exception of the legal action discussed below.

On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners (“ATBCs”) sold by the Company under the brand names, 2000 Flushes and X-14.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2003.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of May 31, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of May 31, 2003 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6 - BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reported segments:

Three months ended:	The Americas	Europe	Asia- Pacific	Total
May 31, 2003
Net Sales	$40,893,000	$10,600,000	$3,571,000	$55,064,000
Gross Profit	20,383,000	5,998,000	1,523,000	27,904,000
Operating Income	7,433,000	1,953,000	862,000	10,248,000
Total Assets	190,298,000	23,396,000	4,192,000	217,886,000

May 31, 2002
Net Sales	$38,957,000	$9,222,000	$3,315,000	$51,494,000
Gross Profit	18,405,000	5,123,000	1,445,000	24,973,000
Operating Income	6,335,000	1,732,000	890,000	8,957,000
Total Assets	178,005,000	22,307,000	3,677,000	203,989,000

Nine months ended:	The Americas	Europe	Asia- Pacific	Total
May 31, 2003
Net Sales	$123,703,000	$31,100,000	$9,959,000	$164,762,000
Gross Profit	62,179,000	17,570,000	4,388,000	84,137,000
Operating Income	23,810,000	5,913,000	2,314,000	32,037,000
Total Assets	190,298,000	23,396,000	4,192,000	217,886,000

May 31, 2002
Net Sales	$115,581,000	$26,452,000	$8,853,000	$150,886,000
Gross Profit	56,352,000	14,401,000	3,978,000	74,731,000
Operating Income	21,381,000	4,996,000	2,386,000	28,763,000
Total Assets	178,005,000	22,307,000	3,677,000	203,989,000

Revenues by Product Line

Three months ended:	May 31, 2003	May 31, 2002
Lubricants	$32,429,000	$32,639,000
Hand cleaning products	1,569,000	3,650,000
Household products	21,066,000	15,205,000

Total	$55,064,000	$51,494,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Nine months ended:	May 31, 2003	May 31, 2002
Lubricants	$99,498,000	$95,605,000
Hand cleaning products	5,341,000	7,675,000
Household products	59,923,000	47,606,000

Total	$164,762,000	$150,886,000

The Company completed the acquisition of Heartland on May 31, 2002. Sales of household products acquired in the Heartland acquisition are included in the Americas segment and household products product line. During the three and nine month periods ended May 31, 2003, sales of household products, excluding Heartland products, were $12.6 million, and $39.1 million, respectively.

NOTE 7 - SELECTED FINANCIAL STATEMENT INFORMATION

	May 31, 2003	August 31, 2002
Inventories
Raw materials	$532,000	$652,000
Finished goods	6,626,000	5,491,000

	$7,158,000	$6,143,000

Property, Plant and Equipment, net
Property, plant and equipment	$13,306,000	$12,187,000
Accumulated depreciation	(6,877,000)	(5,991,000)

	$6,429,000	$6,196,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,288,000	$92,725,000
Intangibles with indefinite lives (Trade names)	35,700,000	35,700,000
Intangibles with definite lives	—	1,425,000
Accumulated amortization	—	(475,000)

	$127,988,000	$129,375,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 8 - RELATED PARTIES

The Company has a 30% interest in VML, which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Currently the Company is the only customer for VML products and services. At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was completely repaid during the second quarter of fiscal year 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of product sold, as VML acts primarily as a contract manufacturer to the Company. The $0.6 million investment in VML as of May 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.2 million and $0.4 million, for the three and nine month periods ended May 31, 2003, respectively, and $0.3 million and $0.5 million, for the three and nine month periods ended May 31, 2002, respectively.

Product purchased from VML totaled approximately $10.1 million and $29.7 million during the three and nine months ended May 31, 2003, respectively, and approximately $8.7 million, and $25.6 million during the three and nine months ended May 31, 2002, respectively. The Company had product payables to VML as of May 31, 2003 and August 31, 2002, of $2.1 million and $4.7 million, respectively, and has guaranteed VML’s $6.0 million line of credit, of which $3.4 million and $2.0 million was outstanding as of May 31, 2003, and August 31, 2002, respectively, which expired on June 30, 2003 and has been renewed through June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding.

NOTE 9 - SUBSEQUENT EVENTS

On June 24, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on July 31, 2003 to stockholders of record on July 11, 2003.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Third Quarter of Fiscal Year 2003 Compared to Third Quarter of Fiscal Year 2002

Net sales were $55.1 million in the third quarter ended May 31, 2003, an increase of 7% from net sales of $51.5 million in the comparable prior year period. During the current quarter, the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales in the current period compared to the same period last year is due to an increase in household product sales, offset by decreases in lubricant and hand cleaner sales. Household products sales were $21.1 million in the current quarter compared to $15.2 million in the prior year quarter, a 39% increase. Lubricant sales for the current quarter were $32.4 million, down 1% from $32.6 million in the prior year period. Hand cleaner sales were $1.6 million, down by 57% from $3.7 million.

Sales by region for the current and prior year third quarter were as follows (in millions):

	Three months ended May 31,
	2003		2002
Americas	$40.9	74%	$39.0	76%
Europe	10.6	19%	9.2	18%
Asia Pacific	3.6	7%	3.3	6%

TOTAL	$55.1	100%	$51.5	100%

In the Americas region, sales for the third quarter ended May 31, 2003 were up 5% over the third quarter of last year. Compared to the prior year quarter, household product sales increased by $5.8 million, or 38%, hand cleaner sales were down $2.2 million, or 66%, and lubricant sales decreased $1.7 million, or 8%.

Household product sales were up compared to the prior year period due to sales from the Spot Shot brand in the U.S. and Canada. The Spot Shot brand was acquired through acquisition of the Heartland Corporation on May 31, 2002. Excluding Spot Shot, household product sales were down $2.6 million or 17% from the prior year quarter. This decrease is due to the effect of the U.S. economy, combined with competitive factors within and among product categories for shelf space. The Company’s household product line is primarily sold in the U.S. market. The uncertainty in the U.S. economy during the quarter influenced the purchasing decisions of retailers resulting in the reduction of inventories and reduced promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

Category shelf space continually expands and contracts with the introduction of new products in both related and unrelated categories. The categories where the Company’s household product brands compete have experienced competitive pressure from a variety of new product introductions in unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. The automatic toilet bowl category has experienced these pressures on shelf space, yet the

Company’s share of category sales has grown. The outside pressures on shelf space, combined with pressures from related categories have had the most effect on rug and room deodorizers. For example, while the rug and room deodorizer category as a whole has seen a recent decline, the Carpet Fresh brand remains strong and has increased market share. The X-14 hard surface cleaners have also been affected by competitive product introductions within their categories, as two new strong competitors have been introduced into the mildew stain remover category, which has unfavorably impacted X-14’s market share within the category.

With the exception of the hard surface cleaners, the Company’s household product brands have continued to maintain market share despite decreased sales. The Company plans to address the challenges and opportunities that exist within each of its household product categories with product and/or promotional innovation.

The decrease in lubricant sales in the Americas is a result of a $2.1 million, or 10% decrease in WD-40 sales, offset by a $0.3 million, or 41% increase in sales of 3-IN-ONE Oil compared to the prior year quarter.

WD-40 sales are down over the prior year quarter due to lower sales across the region. U.S. WD-40 sales were down 10% over the comparable period of last year due to promotional phasing. Latin America WD-40 sales were down 18%, primarily due to decreases in sales to Central America, the Caribbean and Puerto Rico. The lower sales in the current year quarter results from the differences in the timing of promotions year to year. In the prior year, promotions to Central America, the Caribbean and Puerto Rico were accelerated wholly into the third quarter to coincide with the World Cup activities. For the current year a significant portion of promotional activity to these areas will fall into the fourth quarter. Canada had a 7% decrease in WD-40 sales compared to the prior year period. This fluctuation is due to a significant promotional purchase by a customer in the prior year quarter.

3-IN-ONE Oil sales in the America’s region were up 41% over the prior year quarter with growth in the U.S., Canada and Latin America. The growth is primarily due to the introduction of the new 3-IN-ONE Oil Professional Line products, which began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products include a spray and drip penetrant, a white lithium grease spray, and a silicone spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. The new line began shipments to the Asian and Australian markets in the third quarter of fiscal 2003, with plans to launch the line in the UK, Spain and France towards the end of the fiscal year.

Sales of heavy-duty hand cleaners for the Americas were $1.1 million in the quarter, down from $3.3 million in the prior year period. The prior year quarter sales had a special one time promotional program at a large retailer, which was not duplicated in the current year. Additionally, sales for the Lava liquid have not kept pace with the prior year due to recent losses in distribution. Until distribution is expanded, we expect the lower sales levels to continue.

An increase in pricing of certain lubricants and household products is planned for the first quarter of fiscal year 2004 to help offset increases in costs that have impacted the U.S. business including increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics in order to meet the needs of customers. This price increase is expected to help mitigate the aforementioned rising costs that have and will continue to affect the U.S. business, subject to the reaction of the Company’s customers.

For the Americas region, 90% of the sales in the third quarter of fiscal year 2003 came from the U.S., and 10% came from Canada and Latin America, consistent with the third quarter of fiscal year 2002.

In Europe, third quarter sales grew to $10.6 million, up 15% from the comparable period of fiscal 2002. The increase is due to the benefit of favorable exchange rates combined with strong performances in parts of the region. Increases in sales in US dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 11%; France, 12%; Germany, 44%; Spain, 43%; Italy, 8%; and in the countries in which the Company sells through local distributors, 5%. The U.K. sales are up over the prior year quarter in U.S dollars primarily due to the benefits of foreign exchange rates, as local currency sales are up 2% over the prior year. The growth in Germany and Spain (up 26% and 23% in local currency, respectively) is a result of expanded distribution in all trade channels. Sales in France, Italy and the distributor markets are down by 5%, 11% and 4% in local currency compared to the prior year quarter due to the effect of promotional timing. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 38% of the region’s sales for the quarter, up from 34% in the prior year quarter. In the long term, these countries are expected to be important contributors to the region’s growth.

In the Asia/Pacific segment, which includes sales throughout Asia and Australia, total sales were up 8% over the third quarter of fiscal 2002. Results in Asia declined compared to the prior year with sales down by 11%, due largely to the effects of promotional timing. The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. Australian sales for the third quarter of the fiscal year were up 77% from the prior year quarter (60% in local currency), with a 71% increase in sales of the lubricants WD-40 and 3-IN-ONE Oil, and an 86% increase in sales of the Solvol brand of heavy-duty hand cleaner. The increase in Australian sales over the prior year quarter relates to sales achieved through promotional campaigns with two large customers in the current period, along with the benefit of favorable exchange rates. The Company is encouraged by the strong sales in the quarter, but expects trading conditions to remain variable with modest growth in the 2003 fiscal year.

Gross profit was $27.9 million, or 50.7% of sales in the third quarter, compared to $25.0 million, or 48.5% of sales in the comparable period last year. The increase in gross margin percentage of 2.2% is primarily due to the effect of the mix of products sold. The overall impact of promotional costs on the gross margin percentage was 4.8% in the current period compared to 4.9% in the prior year, an increase to margin of 0.1%. Changes in product mix resulted in a 2.1% increase in gross margin. The timing of certain promotional activities, as well as the tactics used, may continue to cause significant fluctuations in gross margin from period to period. The Company expects that its fiscal year 2003 gross margin percentage will remain in the range of that achieved in the current quarter.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Three months ended May 31,
	2003		2002
Americas	$20.4	49.8%	$18.5	47.3%
Europe	6.0	56.6%	5.1	55.5%
Asia/Pacific	1.5	42.6%	1.4	42.5%

Total	$27.9	50.7%	$25.0	48.5%

Selling, general, & administrative expenses (“SG&A”) for the third quarter of fiscal 2003 increased to $13.1 million from $11.7 million for the prior year quarter. The increase in SG&A is attributable to a number of items including a $0.3 million increase in direct selling and freight costs associated with the increase in sales, a $0.2 million increase in legal and professional fees and a $0.1 million increase in insurance costs.

The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board for a variety of economic and political reasons. Bad debt expense increased by $0.2 million, along with personnel costs by $0.2 million and other miscellaneous by $0.4 million. As a percentage of sales, SG&A increased to 23.7% in the third quarter from 22.8% in the same period last year, due to the increases in costs unrelated to sales including legal costs, insurance, professional fees, and personnel costs.

Advertising and sales promotion expense increased to $4.6 million for the third quarter from $4.2 million for the third quarter last year and, as a percentage of sales, increased to 8.3% in the third quarter, from 8.2% in the comparable prior year period. The increase is primarily attributable to the level of support required for the household products line, which increased in the current quarter compared to the prior year quarter with the addition of the Spot Shot brand on May 31, 2002. Advertising and sales promotion costs fluctuate quarter to quarter based on the tactics, timing and extent of advertising and promotional campaigns, some of which are executed on an opportunistic basis. For fiscal year 2003, such expense is expected to be approximately 8% of sales.

Amortization expense was zero for the third quarter of fiscal 2003, compared to $71,000 in the same period of the prior year. The amortization expense in the prior year period related to the amortization of the non-compete agreement. Due to the death of a party to the agreement, the carrying value of the non-compete agreement was written off in the second quarter of fiscal 2003.

Income from operations was $10.2 million, or 18.6% of sales in the third quarter, compared to $9.0 million or 17.4% of sales in the third quarter of fiscal 2002, an increase of 14.4%. The factors influencing the increase in income from operations are discussed above.

Interest expense, net was $1.7 million and $1.4 million during the quarters ended May 31, 2003 and 2002, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Heartland acquisition. Other income, net was $58,000 during the quarter, compared to $134,000 in the prior year quarter.

The provision for income taxes was 32.5% of taxable income for the third quarter of fiscal 2003, an increase from 32% in the prior year period. The lower tax rate in the prior year period is due to Federal and state tax refunds for prior years taxes generated as a result of research and development expenditures.

Net income was $5.8 million, or $0.35 per share on a fully diluted basis in the third quarter of fiscal year 2003, versus $5.2 million, or $0.32 in the comparable period last year.

Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

Net sales were $164.8 million during the nine months ended May 31, 2003, an increase of 9% from net sales of $150.9 million in the comparable prior year period. During the current period the Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales over the prior period is due to increases in lubricant and household product sales, offset by a decrease in hand cleaner sales. Lubricant sales for the nine months ended May 31, 2003, were $99.5 million, up 4% from the prior year period. Hand cleaner sales were $5.3 million, down by 31%. Household products sales were $59.9 million in the current period compared to $47.6 million in the prior year nine month period, a 26% increase.

Sales by region for the current and prior year nine months were as follows (in millions):

	Nine months ended May 31,
	2003		2002
Americas	$123.7	75%	$115.6	77%
Europe	31.1	19%	26.4	17%
Asia Pacific	10.0	6%	8.9	6%

TOTAL	$164.8	100%	$150.9	100%

In the Americas region, sales for the nine months ended May 31, 2003 were up 7% from the prior year period. Compared to the prior year period, household product sales increased by $12.3 million, or 26%, hand cleaner sales were down $2.4 million, or 37%, and lubricant sales were down $1.7 million, or 3%.

Household product sales were up compared to the prior year period due to the sales added from the Spot Shot brand in the U.S. and Canada. Excluding Spot Shot, household product sales were down $8.5 million, or 18%, from the prior year period. The decrease from the prior year is due to the effect of the U.S. economy and competitive factors within and among product categories for shelf space. The Company’s household product line is primarily sold in the U.S. market. The weakness in the U.S. economy has influenced the purchasing decisions of our customers resulting in the reduction of inventories and promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

Category shelf space continually expands and contracts with the introduction of new products in both related and unrelated categories. The categories where the Company’s household product brands compete have experienced competitive pressure from a variety of new product introductions in unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. The automatic toilet bowl category has experienced these pressures on shelf space, yet the Company’s share of category sales has grown. The outside pressures on shelf space, combined with pressures from related categories have had the most effect on rug and room deodorizers. For example, while the rug and room deodorizer category as a whole has seen a recent decline, the Carpet Fresh brand remains strong and has increased market share. The X-14 hard surface cleaners have also been affected by competitive product introductions within their categories, as two new strong competitors have been introduced into the mildew stain remover category, which has unfavorably impacted X-14’s market share within the category.

With the exception of the hard surface cleaners, the Company’s household product brands have continued to maintain market share despite decreased sales. The Company plans to address the challenges and opportunities that exist within each of its household product categories through product and/or promotional innovation.

Lubricant sales in the Americas for the first nine months of fiscal year 2003 were down 3% from the prior year period with WD-40 sales down by 4%, offset by a 22% increase 3-IN-ONE Oil sales.

Sales of WD-40 were down 4% in the U.S. from the prior year, along with a 13% decrease in Latin America sales, and a 4% increase in Canada sales. U.S. WD-40 sales are down compared to the prior year due to differences in the planned promotional periods, as the 50th anniversary promotions will begin in the 4th quarter of fiscal 2003. Latin America WD-40 sales were down, primarily due to decreases in sales to Central America, the Caribbean, Puerto Rico and Mexico resulting from changes in the timing of customer purchases and the acceleration of promotional activities in the prior year to coincide with the World Cup activities. Canada’s year to date increase in sales is primarily related to the benefit of foreign exchange, as local currency sales are even with the prior year period.

3-IN-ONE sales in the region were up 22% over the prior year with growth in the U.S., Canada and Latin America. The sales were up across the region, although the largest growth was in the U.S. market, with a 24% increase in sales. The new 3-IN-ONE Oil Professional Line products began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products include a spray and drip penetrant, a white lithium grease spray, and a silicone spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. The new line began shipments to the Asian and Australian markets in the third quarter of fiscal 2003, with plans to launch the line in the UK, Spain and France towards the end of the fiscal year.

Sales of heavy-duty hand cleaners for the Americas were $4.2 million in the year to date period, down from $6.6 million in the prior year period. Increased promotional activity contributed to higher sales in the prior year due to a one time promotional program at a large retailer, which was not duplicated in the current year. Additionally, sales for the Lava liquid have not kept pace with the prior year due to recent losses in distribution. Until distribution is expanded, we expect the lower sales levels to continue.

An increase in pricing of certain lubricants and household products is planned for the first quarter of fiscal year 2004 to help offset increases in costs that have impacted the U.S. business including increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics in order to meet the needs of customers. This price increase is expected to help mitigate the aforementioned rising costs that have and will continue to affect the U.S. business, subject to the reaction of the Company’s customers.

For the Americas region, 89% of the sales in the nine months ended May 31, 2003 came from the U.S., and 11% came from Canada and Latin America. This reflects a change from the comparable period of fiscal year 2002 in which 90% of sales came from the U.S., and 10% came from Canada and Latin America.

In Europe, sales for the first nine months of fiscal year 2003 grew to $31.1 million, up 18% from the comparable period of fiscal 2002. The increase is due to strong performances in many parts of the region combined with the benefit of favorable exchange rates. Increases in the various regions over the prior year quarter are as follows: France, 25%; Germany, 44%; Spain, 31%; Italy, 43%; and in the countries in which the Company sells through local distributors, 5%. The growth in Germany, Spain, and Italy (up 25%, 11%, and 22% in local currency) is a result of expanded distribution in all trade channels, while increased retail activity continues to fuel the Company’s performance in France (up 7% in local currency). Distributor markets have increased (up 4% in local currency) due to expanded distribution in Eastern Europe, with significant growth in the Russian market along with steady growth in the Middle Eastern markets. UK Sales are down (10% in local currency) due to lower year to date sales to certain key retail and wholesale customers. Fewer in-store promotions in the nine month period contributed to the decline. The principal continental European countries where the company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 42% of the region’s sales for the year to date period, up from 37% in the prior year. In the long term, these countries are expected to be important contributors to the region’s growth.

In the Asia/Pacific segment, which includes sales throughout Asia and Australia, total sales were up 13% over the first nine months of fiscal 2002. Results in Asia improved compared to the prior year with sales up by 12%. The Asian market has been positively impacted by the robust growth in China, due to gains in distribution by China’s marketing distributor. The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. Australian sales for the year to date period were up 15% from the prior year comparable period (2% in local currency), with a 4% increase in sales of WD-40 (-8% in local currency), a 61% increase in sales of 3-IN-ONE Oil (43% in local currency), and a 35% increase in sales of the Solvol brand of heavy-duty hand cleaner (20% in local currency). Increased sales in the current quarter from key customers contributed to the increase in Australian sales over the prior year along with a benefit from foreign exchange. The Company expects trading conditions to remain difficult in the Asia/Pacific region, with modest growth in the 2003 fiscal year.

Gross profit was $84.1 million, or 51.1% of sales in the first nine months, compared to $74.7 million, or 49.5% of sales in the comparable period last year. The increase in gross margin percentage of 1.6% is primarily due to the effect of the mix of products sold. The overall impact of promotional costs on the gross margin percentage was 4.6% in the current period, consistent with the same period of last year. Changes in product mix resulted in a 1.3% increase in gross margin. The remaining 0.3% increase in margin over the prior year period is the result of a significant write down of U.K. Lava inventory in the prior year period. The timing of certain promotional activities, as well as the tactics used, may continue to cause significant fluctuations in gross margin from period to period. The Company expects that its fiscal year 2003 gross margin percentage will remain in the range of that achieved in the third quarter of fiscal 2003.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Nine months ended May 31,
	2003		2002
Americas	$62.2	50.3%	$56.3	48.8%
Europe	17.5	56.5%	14.4	54.4%
Asia/Pacific	4.4	44.1%	4.0	44.9%

Total	$84.1	51.1%	$74.7	49.5%

Selling, general, & administrative expenses (“SG&A”) for the nine months ended May 31, 2003 increased to $38.6 million from $34.9 million for the prior year period. The increase in SG&A is attributable to a number of items, including an increase of $1.5 million in direct selling and freight costs associated with the increase in sales, a $0.4 million increase in legal costs, $0.4 million increase in insurance costs and professional services fees, $0.5 million increase in personnel costs, and a $0.2 million increase in research and development expenditures. The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board for a variety of economic and political reasons. Other miscellaneous general and administrative costs increased in total by $0.7 million, which includes most notably a $0.2 million increase due to foreign exchange and a $0.1 million increase in bad debt expense. SG&A costs increased slightly as a percentage of sales, as SG&A was 23.4% in the current nine month period, up from 23.1% in the same period last year. The increase as a percentage of sales is because the majority of SG&A costs that increased in the current year are those that are not directly related to sales, including legal costs, insurance, and professional fees.

Advertising and sales promotion expense increased to $12.5 million for the nine months ended May 31, 2003, up from $10.9 million for the same period last year and, as a percentage of sales, increased to 7.6% in the current period, from 7.2% in the comparable prior year period. The increase is primarily attributable to the level of support required for the household products line, which increased in the current fiscal year with the addition of the Spot Shot brand on May 31, 2002. Advertising and sales promotion costs fluctuate quarter to quarter based on the tactics, timing and extent of advertising and promotional campaigns, some of which are executed on an opportunistic basis. For fiscal year 2003, such expense is expected to be approximately 8% of sales.

The $0.9 million loss on the write off of the non-compete agreement relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates is not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense was $71,000 for the first nine months of fiscal 2003, compared to $213,000 in the same period of the prior year. The difference relates to the write off of the non-compete agreement in the second quarter of fiscal 2003.

Income from operations was $32.0 million, or 19.4% of sales in the first nine months of fiscal year 2003, compared to $28.8 million, or 19.1% of sales in the same period of fiscal year 2002, an increase of 11.4%. The increase in income from operations, was due to the items discussed above.

Interest expense, net was $5.1 million and $4.0 million during the year to date periods ended May 31, 2003 and 2002, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowing associated with the Heartland acquisition.

The prior year period included a $1.0 million write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense has been reclassified to other expense from an extraordinary item for comparative presentation in accordance with SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. Other income was $0.3 million during the current period, compared to $0.2 million in the prior year, the increase mainly relates to increased gains on foreign currency exchange compared the prior year period.

The provision for income taxes was 32.5% of taxable income for the first nine months of fiscal 2003, a decrease from 32.7% in the prior year. The decline in the tax rate is due to ongoing savings from Federal and state tax credits for increased research and development expenditures in the current year.

Net income was $18.4 million, or $1.10 per share on a fully diluted basis for the first nine months of fiscal year 2003, versus $16.1 million, or $1.01 in the comparable period last year. Net income in the current year to date period was reduced by $0.035 per share due to the unexpected loss caused by the write-off of the non-compete agreement.

LIQUIDITY AND CAPITAL RESOURCES

Current assets, excluding cash, decreased by $13.7 million to $42.9 million at May 31, 2003, down from $56.6 million at August 31, 2002. Accounts receivable decreased to $30.0 million, down $13.8 million from $43.8 million at August 31, 2002, as a result of lower sales during the end of the third quarter of fiscal 2003 compared to the end of the fourth quarter of fiscal 2002. Inventory increased to $7.2 million, up by $1.1 million from $6.1 million at fiscal 2002 end, primarily due to increased sales in transit to customers at the end of the third quarter compared to the end of the fourth quarter of fiscal year 2002. Product at contract packagers decreased to $1.9 million as of May 31, 2003, down from $2.1 million as of August 31, 2002 due to timing.

Current liabilities increased by $0.3 million, to $35.6 million at May 31, 2003, from $35.3 million at August 31, 2002. Accounts payable and other accrued liabilities decreased by $6.1 million due to decreases in product payables directly related to the decrease in sales at the end of the third quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002. The additional year to date increase in other current liabilities was due to the $10 million of long-term debt that became current as of May 31, 2003, offset by a $2.5 million decrease in accrued payroll and related expenses due to the payout of incentive costs related to fiscal 2002, and the $0.3 pay down of the line of credit balance. The timing of tax payments caused a $0.8 million change in income taxes payable.

At May 31, 2003 working capital increased to $39.6 million, up $7.2 million from $32.4 million at the end of fiscal 2002. The current ratio at May 31, 2003 was 2.1, increased from 1.9 at August 31, 2002.

As of May 31, 2003, cash and cash equivalents increased by $21.2 million, from $11.1 million at the end of fiscal 2002 to $32.3 million at May 31, 2003. For the nine months ended May 31, 2003, operating cash flow of $29.6 million was offset by cash used in investing activities of $0.8 million and cash used in financing activities of $7.6 million.

Net cash provided by operating activities for the nine months ended May 31, 2003 was $29.6 million. This amount consisted of $18.4 million from net income with an additional $5.9 million of adjustments for non-cash items, including depreciation and amortization, the loss on the write-off of the non-compete agreement, distributions received from VML Company L.L.C. (“VML”), changes in deferred taxes, and tax benefits from employee exercises of stock options, stock compensation, plus $4.4 million related to changes in the working capital as described above and $0.9 million changes in other long term assets and liabilities.

Net cash used in investing activities for the first nine months of fiscal year 2003 was $0.8 million. This includes proceeds from the sale of equipment, and proceeds on the payment of a note receivable from a related party, offset by capital expenditures and acquisition costs. During the current period VML Company paid in full the $0.5 million note receivable balance. Year to date capital expenditures of $1.4 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements. For fiscal 2003, the Company expects to spend approximately $1.9 million for new capital assets.

For the first nine months of fiscal year 2003, the cash used in financing activities includes dividend payments of $9.9 million, the repayment of $0.3 million on the line of credit, offset by $2.6 million in proceeds from the exercise of common stock options.

On June 24, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on July 31, 2003 to stockholders of record on July 11, 2003. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of May 31, 2003:

	Payments due by period
Contractual Obligation	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	$10,000,000	$20,714,000	$21,429,000	$42,857,000
Operating Leases	2,218,000	900,000	1,085,000	233,000	—
Interest Payments on fixed rate obligations	31,917,000	6,718,000	11,159,000	7,800,000	6,240,000

Total Contractual Cash Obligations	$129,135,000	$17,618,000	$32,958,000	$29,462,000	$49,097,000

The following summarizes other commercial commitments as of May 31, 2003:

•	The Company currently has available a $20.0 million variable rate revolving line of credit, maturing in 2004. There was no balance outstanding under this line of credit as of May 31, 2003.

•	The Company has guaranteed $6.0 million of a VML line of credit, (see “Transactions with Related Parties” section below) of which $3.4 million and $2.0 million was outstanding at May 31, 2003 and August 31, 2002, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

TRANSACTIONS WITH RELATED PARTIES

The Company has a 30% interest in VML, which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Currently the Company is the only customer for VML products and services. Beginning in fiscal 2004, VML will begin selling private label products formerly sold by the Company. Therefore VML will begin to transition away from having the Company as a its sole customer, although the Company will continue to be VML’s largest customer.

At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was completely repaid during the second quarter of fiscal year 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.6 million investment in VML as of May 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.2 million and $0.4 million, for the three and nine month periods ended May 31, 2003, respectively, and $0.3 million and $0.5 million, for the three and nine month periods ended May 31, 2002, respectively.

Product purchased from VML totaled approximately $10.1 million and $29.7 million during the three and nine months ended May 31, 2003, respectively, and approximately $8.7 million, and $25.6 million during the three and nine months ended May 31, 2002, respectively. The Company had product payables to VML as of May 31, 2003 and August 31, 2002, of $2.1 million and $4.7 million, respectively, and has guaranteed VML’s $6 million line of credit, of which $3.4 million and $2.0 million was outstanding as of May 31, 2003, and August 31, 2002, respectively, which expired on June 30, 2003, and was renewed through June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding.

ITEM 3.	Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

The Company is exposed to a variety of risks, including foreign currency fluctuations. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company’s U.K. subsidiary utilizes forward contracts to limit its exposure on converting cash balances maintained in Euros into British sterling. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges.

Interest Rate Risk

As of August 31, 2002, there was $0.3 million outstanding under the revolving line of credit with variable interest rate of 4.75%. As of May 31, 2003, there was no outstanding balance under the revolving line of credit. The remaining long term debt of the Company, other than the revolving line of credit, is under fixed rate obligations, which has minimized the Company’s exposure to interest rate risk.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML, qualifies as a variable interest entity according to the definition in FIN 46, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46 and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

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

The Company has not changed its guidance for the remainder of the year, and expects its annual earnings will range between $1.60 and $1.65 per share for the 2003 fiscal year.

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

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended May 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

PART II    Other Information

ITEM 1.	Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, with the exception of the item described below.

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

ITEM 2.	Changes in Securities and Use of Proceeds

Issuance of Unregistered Securities

As of March 4, 2003, the Company issued a total of 4,669 shares of its common stock to 7 of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the “Plan”). The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March. The total amount of director compensation paid by the issuance of shares under the Plan was $92,500 and the fair market value of the shares issued as of March 4, 2003 was $102,800. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3 (a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3 (b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

99(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

(1)	On June 26, 2003, the Registrant reported on Form 8-K the issuance of a news release on June 25, 2003 with respect to the Company’s results of operations and financial condition for the fiscal quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 14, 2003	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Garry O. Ridge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 14, 2003
/s/ GARRY O. RIDGE
Garry O. Ridge
President and CEO

I, Michael J. Irwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the WD-40 Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 14, 2003
/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President and CFO