Form 10-K
period 2003-08-31
WD 40 CO
filed 2003-10-31
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2003

Commission File No. 0-6936-3

WD-40 COMPANY

(Exact Name of Registrant as specified in Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1797918 (I.R.S. Employer Identification No.)

1061 Cudahy Place, San Diego, California (Address of principal executive offices)	92110 (Zip Code)

Registrant’s telephone number, including area code(619) 275-1400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of February 28, 2003 was $360,450,000.

As of October 17, 2003 the Registrant had 16,828,612 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the annual meeting of stockholders on December 16, 2003 is incorporated by reference into PART III, Items 10, 11, 12 and 14.

PART I

ITEM 1—Business

(a) General Development of Business.

For more than four decades, WD-40 Company (the “Company”), sold only one petroleum-based product, known as WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner from Block Drug Company, and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner from Unilever Australia, Ltd. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (“DIY”), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, an aerosol stain remover and a leading brand in the carpet stain remover category. The Spot Shot brand fits well within the Company’s brand portfolio, alongside the other household product brands.

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

The Lava brand is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava and the WD-40 consumer shared similar characteristics and believed the distribution network developed through the WD-40 brand could effectively promote growth in the U.S. The Company felt that extending the Lava brand into other products, such as the Lava Heavy Duty hand-cleaning towel, would facilitate the growth of the brand. The Lava Towel strategy did not deliver on its expectations and was discontinued in 2002. With the Lava acquisition, the Company realized that it would benefit by an increased position in the grocery channel. This was a catalyst for the Global Household Brands acquisition. In 2003, the Company announced it will develop a plan to innovate the Lava brand in the U.S. On the international front, during the first quarter of fiscal 2001, the Company introduced the Lava brand into the U.K. market. The strategy did not meet the Company’s expectations and in 2003 it changed its European brand strategy to focus on building distribution of its lubricant brands. In fiscal 2002, the Lava brand was introduced into the Canadian market. The Company acquired the Solvol brand of heavy-duty hand cleaner in Australia from Unilever Australia Ltd and has extended that brand into a liquid product, a benefit from the technology of the acquisition of Lava which has resulted in the growth of the Solvol brand.

In 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands, which included the three principal brand trademarks 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration, and to strengthen our position as a meaningful player in the grocery trade channel. The Global Household Brands’ broker network and grocery business, combined with the WD-40 Company’s DIY distribution, gives the Company good growth potential for all brands across new trade channels.

In 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet stain remover. The acquisition of this brand expands the Company’s product offerings, and offers potential for leveraging expanded product distribution. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

(b) Financial Information About Industry Segments.

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized primarily on the basis of geographical area into the following segments: the Americas, Europe and Asia/Pacific. In addition, management reviews product performance on the basis of revenue.

The Company’s revenue comes from three product categories—multi-purpose lubricants, heavy-duty hand cleaners, and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, mass retail and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

(c) Narrative Description of Business.

The Company, based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and four household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot stain remover.

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

3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product’s high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance. In fiscal 2000, the Company introduced a patented new telescoping spout for 3-IN-ONE that allows precise delivery of oil in tight, hard-to-reach places. In February of 2003, the Company introduced a line extension of the 3-IN-ONE brand with the introduction of the new 3-IN-ONE Oil Professional line products, which include a spray and drip penetrant, a white lithium grease spray, and a silicone spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. This new line was introduced into the U.S. market, and into several countries in the Asia-Pacific and European markets.

The Company purchased the Lava brand of heavy-duty hand cleaner from Block Drug Company in April 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand was comprised of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand has appeal to consumers who shop in other channels such as hardware, automotive and club stores. The Company is developing distribution in these channels where, with its WD-40 and 3-IN-ONE brands, it has considerable marketing experience. The Company acquired the Solvol brand in Australia during the first quarter of fiscal year 2001. Solvol, Australia’s leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. In December of 2000, the Company increased the product offering of the brand by adding a liquid cleaner.

The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands with the April 2001 stock purchase of HPD Holdings, Corp. and its wholly owned subsidiary HPD Laboratories, Inc., doing business as Global Household Brands. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, a liquid daily shower cleaner, and an automatic toilet bowl cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed up. Carpet Fresh is also sold as an aerosol foam which doesn’t require vacuuming. In June 2002, the Company introduced a line extension of the Carpet Fresh brand with the introduction of Carpet Fresh Auto, a no-vacuum foam auto refresher. At the time of the acquisition, the brands were sold primarily through grocery, drug, and mass retail channels. The Company is expanding the distribution of these items into new channels. At the same time, the broker network is helping to grow the distribution of the Company’s other brands into the grocery channels.

The Company acquired the Spot Shot brand with the May 2002 stock purchase of Heartland Corporation. The Spot Shot brand is an aerosol carpet spot remover. At the time of the acquisition, the brand was sold primarily through food and mass retail, club stores, hardware, and home center stores. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The Company continues to review future international opportunities for Spot Shot.

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, X-14, 2000 Flushes, Carpet Fresh, and Spot Shot trademarks are registered in the United States and in various foreign countries.

At August 31, 2003 the Company employed 213 people worldwide: 124 by the United States parent corporation, 5 of which are based in the Malaysian sales office; 10 by the Company’s Canadian subsidiary; 64 by the United Kingdom subsidiary, including 11 in Germany, 8 in France, 5 in Italy and 8 in Spain; 12 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

The information required by this item is included in Note 13—Business Segments and Foreign Operations, of the Company’s consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts on non-functional currency cash balances. With the continuing expansion of the Company’s business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

(e) Access to SEC Filings

Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company’s website at www.wd40.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Commission. Note that nothing on the Company’s website has been incorporated into this document.

ITEM 2—Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 5,600 square feet of office and storage space in San Diego. The Company leases approximately 6,500 square feet of office space in total for sales offices in each of the following cities: Springfield, New Jersey; Atlanta, Georgia; Miami, Florida; and Northbrook, Illinois. The Company leases approximately 2,000 square feet of office space in Toronto, Ontario, Canada.

Europe

The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,000 square feet of office space and 4,700 square feet of plant and storage area. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases approximately 2,500 square feet of office space in Epping, New South Wales, Australia. The Company leases approximately 1,750 square feet of office space for a sales office in Kuala Lumpur, Malaysia.

With minor adjustments, the Company believes that these properties should be sufficient to meet its needs for office and plant facilities for the near future. Increased growth resulting from the recently acquired brands may cause the Company to acquire and/or modify its space in future years.

ITEM 3—Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the items described below. The Company’s management does not have sufficient information concerning these items in order to determine whether or not they have a material effect on the Company’s financial position or results of operations.

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

On September 10 and on September 23, 2003, separate but substantially identical legal actions were filed against the Company in the Superior Court of California, County of Alameda, and the Superior Court of California, County of San Diego, respectively, by Patricia Brown on behalf of the general public, to seek a remedy for alleged violation of California Business and Professions Code sections 17200, et seq., and 17500 (the “Brown Actions”). The complaints allege that the Company has misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and that the Company has unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaints seek to remedy such allegedly wrongful conduct: (i) by enjoining the Company from making the allegedly untrue representations and to require the Company to engage in a corrective advertising campaign and to order the return, replacement and/or refund of all monies paid for such ATBCs; (ii) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (iii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On September 18, 2003 the action filed in Alameda County was dismissed.

Another complaint was filed against the Company in the Superior Court of California, County of San Diego, by Genevieve Valentine (the “Valentine Action”). This complaint, filed by the same law firms that filed the Brown Actions, is brought as a consumer class action on the same or similar grounds as alleged in the Brown Actions and seeks substantially similar relief on behalf of the purported class of similarly situated plaintiffs.

If class certification is granted in any of the above actions, it is reasonably possible that the outcome of the action(s) could have a material adverse effect on the Company’s results of operations. There is not sufficient information to estimate the Company’s exposure at this time.

ITEM 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position

Garry O. Ridge	47	President and Chief Executive Officer. Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.

Michael J. Irwin	40	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.

Graham P. Milner	49	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas in March, 1997, became Senior Vice President, The Americas, in April, 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Michael L. Freeman	50	Division President, the Americas, Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President Administration and Chief Information Officer in December, 1996, was promoted to Senior Vice President Operations in September, 2001, and was named Division President, the Americas, in September 2002.

Geoffrey J. Holdsworth	41	Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble	45	Managing Director, WD-40 Company Ltd. (U.K.) Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December 1996.

All executive officers hold office at the pleasure of the Board of Directors. In addition, the Company has entered into employment agreements with Mr. Ridge, Mr. Irwin, Mr. Milner, Mr. Freeman, Mr. Holdsworth, and Mr. Noble for three-year terms. Subject to renewal, Mr. Ridge’s current contract term expires on August 1, 2005 and the other officers’ contracts expire on July 9, 2004.

PART II

ITEM 5—Market For Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on The Nasdaq Stock Market (National Market System). As of August 31, 2003, the approximate number of holders of record of the Company’s common stock was 1,714. The following table sets forth the range of high and low sales prices on The Nasdaq Stock Market of the Company’s common stock for the periods indicated, as reported by Nasdaq.

SELECTED STOCK INFORMATION

	FISCAL 2003			FISCAL 2002
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$29.90	$25.60	$.20	$23.69	$18.75	$.27
Second Quarter	30.00	22.89	.20	29.83	22.72	.27
Third Quarter	27.50	19.64	.20	30.78	26.09	.20
Fourth Quarter	30.00	25.22	.20	28.72	22.51	.20

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

Issuance of Unregistered Securities

As of March 4, 2003, the Company issued a total of 4,669 shares of its common stock to 7 of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the “Plan”). As of August 1, 2003, the Company issued 660 shares of its common stock to 2 of its non-employee directors pursuant to the Plan. The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March for the shares issued as of March 4, 2003, and on the first day of August for the shares issued as of August 1, 2003. The total amount of director compensation paid by the issuance of shares under the Plan was $92,500, and $16,500 and the fair market value of the shares issued as of March 4, 2003 and August 1, 2003 was $102,800, and $18,300, respectively. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

ITEM 6—Selected Financial Data

The following data has been derived from the Company’s audited financial statements. The consolidated balance sheets at August 31, 2003 and 2002 and the related consolidated statements of income, of cash flows and of shareholders’ equity of the Company for the three years ended August 31, 2003 and notes thereto included with this report under Item 15. The data should be read in conjunction with such financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands)	2003	2002	2001	2000	1999
Net sales[1]	$238,140	$216,764	$163,748	$146,469	$140,353
Cost of product sold	115,928	108,153	79,547	69,414	64,558

Gross profit	122,212	108,611	84,201	77,055	75,795
Operating expenses[2]	72,460	66,245	56,112	45,432	41,851

Operating income	49,752	42,366	28,089	31,623	33,944
Interest and other income (expense), net	(6,357)	(6,555)	(2,508)	(495)	256
Loss on early extinguishment of debt		(1,032)[3]

Income before income taxes and cumulative effect of accounting change	43,395	35,811	25,581	31,128	34,200
Provision for income taxes	14,754	11,135	8,698	10,570	12,135

Income before cumulative effect of accounting change	28,641	24,676	16,883	20,558	22,065
Cumulative effect of accounting change			(980)[4]
Net Income	$28,641	$24,676	$15,903	$20,558	$22,065

Earnings per share
Basic
Income before cumulative effect of accounting change	$1.73	$1.54	$1.08	$1.33	$1.41
Cumulative effect of accounting change			(0.06)

	$1.73	$1.54	$1.02	$1.33	$1.41

Diluted
Income before cumulative effect of accounting change	$1.71	$1.53	$1.08	$1.33	$1.41
Cumulative effect of accounting change			(0.06)

	$1.71	$1.53	$1.02	$1.33	$1.41

Dividends per share	$0.80	$0.94	$1.18	$1.28	$1.28
Total assets	$236,658	$215,045	$166,712	$84,950	$91,957
Long-term obligations	$86,781	$96,605	$76,653	$10,911	$15,421

1As described in Note 3 to the consolidated financial statements, the Company completed acquisitions of Heartland Corporation (“Heartland”) and HPD Holdings Corp. (“HPD”) during fiscal 2002 and fiscal 2001, respectively. Sales of the Spot Shot brand acquired in the Heartland acquisition added $28.2 million and $7.3 million in household product sales during fiscal 2003 and 2002, respectively. Sales of products acquired in the HPD acquisition added $57.4 million, $64.9 million, and $22.1 million in household product sales during fiscal year 2003, 2002 and 2001, respectively.

2As described in Note 4 to the consolidated financial statements, at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of 2002, the Company is no longer amortizing acquisition related goodwill and trade names that have been determined to have indefinite lives. With the additional acquisition related goodwill and intangibles from the HPD and Heartland acquisitions, the Company would have incurred amortization costs of $7.1 million related to its goodwill and intangible assets, had it not been for the new accounting standard.

3As described in Note 1 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. As a result, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002, has been reclassified for comparative presentation and reported in income before taxes.

4As described in Note 1 to the consolidated financial statements, the first quarter of fiscal year 2001 was affected by a cumulative effect of accounting change which reduced net income by $980,000 net of tax, or $0.06 per share, related to the change in the Company’s revenue recognition policy.

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Year ended August 31, 2003 compared with the year ended August 31, 2002

Net sales were $238.1 million in fiscal year 2003, an increase of 9.9% from net sales of $216.8 million in the prior year. The Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales in the current year compared to last year is due to an increase in household product and lubricant sales, offset by a decrease in hand cleaner sales. Household products sales were $85.6 million in the current year compared to $72.2 million in the prior year, a 18.4% increase. Lubricant sales for the year were $145.0 million, up 7.9% from $134.4 million in the prior year period. Hand cleaner sales were $7.5 million, down by 25.7% from $10.2 million.

Sales by region for the current and prior year were as follows (in millions):

	Year ended August 31,
	2003		2002
Americas	$178.5	75%	$165.1	76%
Europe	45.2	19%	38.9	18%
Asia Pacific	14.4	6%	12.8	6%

TOTAL	$238.1	100%	$216.8	100%

In the Americas region, sales for fiscal year 2003 were up 8.1% over the prior year. Compared to the prior year, household products increased $13.3 million, or 18.3%; lubricant sales were up $3.0 million, or 3.6%; and hand cleaner sales decreased $2.8 million, or 31.8%.

Household product sales in fiscal year 2003 were up compared to the prior year period due to sales from the Spot Shot brand in the U.S. and Canada. The Spot Shot brand was acquired through acquisition of the Heartland Corporation on May 31, 2002. Excluding Spot Shot, household product sales were down $7.5 million or 11.7% from the prior year. This decrease is due to weakness in the U.S. economy, combined with competitive factors within and among product categories for shelf space. The uncertainty in the U.S. economy during most of the year influenced the purchasing decisions of retailers who reacted by reducing inventories and promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

Category shelf space continually expands and contracts with the introduction of new products in both related and unrelated categories. The categories where the Company’s household product brands compete have experienced competitive pressure from a variety of new product introductions in both related and unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. The automatic toilet bowl category has experienced these pressures on shelf space from new product introductions in related categories, which have reduced sales and the range of products within the Company’s category. In spite of the overall category weakness, the Company’s share of category sales has grown. Pressures from related categories have also had an effect on rug and room deodorizers. Retailers have cut back shelf space for traditional rug and room deodorizers and have reallocated space to other air care products. As a result, the rug and room deodorizer category as a whole has declined. Although sales of the Carpet Fresh brand have declined, the brand has increased market segment share. The X-14 hard surface cleaners have been affected by competitive product introductions within their categories, as two strong competitors have been introduced into the mildew stain remover category, which has negatively impacted X-14’s market share within the category.

With the exception of the hard surface cleaners, the Company’s household product brands have continued to build market share. The Company has plans to address the challenges and opportunities that exist within each of its household product categories with product and/or promotional innovation.

The increase in lubricant sales in the Americas in fiscal year 2003 is mainly related to growth of WD-40 sales in the U.S. and Canada. The 4% increase in lubricant sales in the U.S. is due to the benefit in fiscal year 2003 sales from promotions surrounding the Company’s 50th anniversary, along with the introduction of the new 3-IN-ONE Oil Professional Line products, which began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products include a spray and drip penetrant, a white lithium grease spray, and a silicone spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. The line began shipments to the Asian and Australian markets in the third quarter of fiscal 2003, and into the UK, Spain and France towards the end of the fiscal year. Lubricant sales in Canada were up 9%, of which 7% was due to the benefits of foreign exchange and 2% related to accounts specific promotions run for two major customers in the current year. Latin America WD-40 sales were down 1% from the prior year, due to economic conditions in areas of Latin America.

Sales of heavy-duty hand cleaners for the Americas decreased to $6.0 million, down from $8.8 million in the prior year. The decrease in the Americas hand cleaner sales is primarily attributable to the U.S. market. The prior year period sales had a special one time promotional program at a large retailer to gain and support new distribution, which was not duplicated in the current year. Additionally, sales for the Lava liquid have not kept pace with the prior year due to recent losses in distribution. Until distribution is expanded, we expect the lower sales levels to continue.

For this region, 90% of sales in fiscal year 2003 came from the U.S., and 10% from Canada and Latin America. This distribution is consistent with that of fiscal year 2002.

European sales in fiscal year 2003 were 99% from lubricants, and 1% from hand cleaners, consistent with fiscal year 2002. Current year sales in Europe grew to $45.2 million, up $6.4 million, or 16.3% over sales in fiscal year 2002. Favorable exchange rates accounted for 9.5% of the growth, and the other 5.9% was due to strong performances across the region. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 0.3%; France, 30.2%; Germany, 33.1%; Spain, 36.1%; Italy, 46.5%; and in the countries in which the Company sells through local distributors, 10.0%. The U.K. sales are up over the prior year in U.S dollars primarily due to the benefits of foreign exchange rates, as sales in sterling are down over the prior year. The growth in France, Germany, Spain, and Italy is a result of expanded distribution in all trade channels. Benefits from foreign exchange accounted for 9% of the growth in distributor markets over fiscal year 2002. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 40.6% of the region’s sales for the current year, up from 35.3% in the prior year period. In the long term, these countries are expected to continue to be important contributors to the region’s growth.

The Distributor team produced excellent results in Eastern Europe and the Middle East. Europe Direct markets also experienced growth through the fiscal year, with the exception of the U.K. where sales were affected by poor sales leadership, along with poor Lava results. The Company has decided to discontinue its efforts with the Lava brand in Europe. There has been a restructuring of the U.K. sales team, and the brand awareness of the WD-40 brand has strengthened in the U.K. through the use of a well-known television personality in a marketing campaign. In fiscal year 2004 the Company plans to establish direct sales presence in the Dutch market; formerly sales were through local distributors. Eastern Europe has historically shown solid growth over the last few years, which is expected to continue into next fiscal year.

In the Asia/Pacific region, total sales were up 12.7% over last year. Asia had a 10.7% increase in sales, up to $10.6 million from $9.6 million in the prior year period, resulting from 8.7% growth of the WD-40 brand. This increase is attributable to growth in China where the Company’s marketing distributor has worked to gain additional distribution in all markets. The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. Australia sales for the year were up 18.6% over fiscal year 2002, with increases in sales of all brands in U.S. dollars. Foreign exchange accounted for 15% of the growth in Australian sales over the prior year. Without the benefits of foreign exchange, lubricant sales were down over the prior year and hand cleaner sales had continued growth. This decrease in lubricant sales is due to the timing of a promotion recorded in last year’s sales and not repeated in this financial year. The Company is encouraged by the release this year of several new brands into the Asia/Pacific region including Spot Shot, Carpet Fresh No Vac and 3-IN-ONE Professional. These brands are expected to provide growth across the region in the coming fiscal year, while WD-40 and Solvol provide a stable base. The Company is pleased with the strong sales in the Asia/Pacific region in fiscal year 2003, but expects trading conditions to remain variable with modest growth in the 2004 fiscal year.

Gross profit was $122.2 million, or 51.3% of sales in the 2003 fiscal year, compared to $108.6 million, or 50.1% of sales in the 2002 fiscal year. The gross margin increase of 1.2% is primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs on gross margin percentage was 4.3% in the current period compared to 4.5% in the prior year, a change of 0.2%. Changes in product mix resulted in a 0.8% increase in gross margin percentage. The write down of Lava towel inventory in the U.K. during the prior year decreased last year’s gross margin percentage by 0.2%. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. The Company expects that its fiscal 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

A breakdown of gross profit and gross profit percentage by segment by year follows (in millions):

	12 months ended August 31,
	2003		2002
Americas	$90.0	50.4%	$81.3	49.3%
Europe	25.7	56.9%	21.6	55.4%
Asia/Pacific	6.5	44.8%	5.7	44.7%

Total	$122.2	51.3%	$108.6	50.1%

Selling, general, & administrative expenses (“SG&A”) for fiscal 2003 increased to $54.1 million from $50.7 million in 2002. The increase in SG&A is attributable to a number of items. Freight costs increased by $0.6 million, along with commissions of $0.8 million, both associated with the increase in sales. Professional fees and insurance costs increased by $1.6 million in total, which includes a $0.5 million increase in legal fees, $0.6 million in accounting and other professional fees, and a $0.5 million increase in insurance costs. Professional and legal fees have both increased primarily as a result of the new regulatory environment. The increase in insurance costs for the Company is consistent with the increases experienced by the general market. Corporate insurance costs have been driven up across the board for a variety of economic and political reasons. Research and development increased by $1.0 million and other miscellaneous costs increased by $0.3 million. These increases were offset by decreases in bad debt expense by $0.3 million and general employee costs by $0.6 million. The decrease in general employee expenses relate to the reallocation of employees to the research and development effort and the creation of “Team Tomorrow”, a newly developed department in fiscal year 2003 whose focus is on the future of our Company and our brands. The investment in research and development is up over the prior year due to this reallocation of employees in addition to increased product exploration and direct research and development costs. Bad debt is down due to reduction in defaults by our customers. As a percentage of sales, SG&A decreased to 22.7% for the year, down 0.7% from 23.4% last year. Although costs not directly related to sales, such as legal costs, insurance and professional fees, are increased over the prior year period, they increased at a lower rate than sales.

Advertising and sales promotion expense increased to $17.4 million for the current year from $15.2 million last year, and as a percentage of sales, increased to 7.3%, up from 7.0% in the prior year. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

The Company recorded a $0.9 million loss on the write off of a non-compete agreement with a former independent sales representative, as the business to which the agreement relates is not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense was $0.07 million for the 2003 fiscal year, down from $0.3 million in the prior year. This amortization expense represents the amortization of a non-compete agreement. The difference relates to the write off of the non-compete agreement in the second quarter of fiscal 2003.

Income from operations was $49.8 million, or 20.9% of sales for the year, compared to $42.4 million, or 19.5% of sales last year, an increase of 17.4%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net was $6.7 million, and $5.8 million during the years ended August 31, 2003 and 2002, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowings associated with the Heartland acquisition.

The prior year period included a $1.0 million write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense has been reclassified to other expense from an extraordinary item for comparative presentation in accordance with SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.

Other income, net was $0.4 million compared to $0.3 million in the prior year. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced gains of $127,000 in the current year compared to losses of $24,000 in the prior year. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound. Miscellaneous other income was $256,000 compared to $292,000 in fiscal 2003 and 2002, respectively.

The provision for income taxes was 34% of taxable income for fiscal 2003, increased from 31.1% in the prior year. The prior year tax rate reflects an overall rate of 32.5%, along with a one time benefit of $0.5 million associated with the resolution of certain tax items. The increase in tax rate to 34% is due the growth in worldwide income for fiscal year 2003 at a higher rate than tax credits available. As taxable income continues to grow, the likeliness of sustaining a 34% tax rate will decrease.

Net income was $28.6 million, or $1.71 per share on a fully diluted basis in fiscal year 2003, versus $24.7 million, or $1.53 per share in fiscal 2002. Net income in fiscal year 2003 was reduced by $0.035 per share due to the unexpected loss caused by the write-off of the non-compete agreement. While net income in fiscal year 2002 was reduced by $0.044 per share due the write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt.

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

This reclassification reduced both net sales and advertising and sales promotion expense during the year ended August 31, 2002 by $21.8 million and by $10.8 million during the prior year. The increase in promotional costs requiring reclassification in the current year is primarily due to the marketing efforts associated with the household product line, combined with the overall increase in household product sales in fiscal 2002 compared to the prior year. A larger portion of the marketing investment to support the household products business requires reclassification. The effect on sales for the year is as follows (in thousands):

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

In the Americas region, sales for fiscal 2002 were up 42% over the prior year. This increase is also due to the household product sales, which are currently only sold in the Americas. Sales of the household products increased significantly over the prior year, $72.2 million in fiscal 2002 versus $22.1 million in the prior year. Most of the increase is due to the fact that the prior year included only four months of sales after the acquisition of Global Household Brands on April 30, 2001. In addition, fiscal 2002 added $7.3 million in sales of Spot Shot during the last three months of the year, after the acquisition of Heartland on May 31, 2002. The region’s lubricant sales decreased by $2.3 million or 3%, but were partially offset by an increase in hand cleaner sales of $1 million or 12%.

The decrease in lubricant sales in the Americas is principally a result of the decrease in WD-40 sales, which is primarily due to the Company’s decision to discontinue the WD-40 bonus ounce promotion that offered 20% of free product in each can. For the past 8 years, that promotion had been a significant revenue source in the U.S. market; however, on the downside it put a large amount of free product into the market. The promotion was discontinued this year in conjunction with the Company’s long-term plan to shorten the consumer repurchase cycle of WD-40. Lubricant sales in the Latin America region decreased 10% and $0.9 million overall as a result of the economic challenges in the region, primarily caused by a $1 million decrease in sales in Argentina. Strong sales in Mexico, Central America and throughout the Caribbean partially offset the poor performance in Argentina. Lubricant sales in Canada were down 3% due to promotional costs and foreign exchange differences.

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

For this region, 90% of sales in fiscal year 2002 came from the U.S., and 10% from Canada and Latin America. This distribution reflects a change from fiscal 2001 in which 87% of sales came from the U.S., and 13% came from Canada and Latin America, principally the effect of the additional sales of household products in fiscal 2002.

In Europe, current year sales were up $4.2 million, or 12% over sales in fiscal 2001. Lubricant sales increased by $4.7 million, or 14%, offset by $0.5 million decrease in hand cleaner sales. Increased lubricant sales are due to strong sales in Germany, Spain, Italy, the Middle East and in countries in which the Company sells through local distributors, where sales increased 21%, 20%, 47%, 38% and 8% respectively. The growth in Germany, Spain and Italy is a result of expanded distribution in all trade channels. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 35% of the region’s sales for the current year, up from 33% last year. In the long term, these countries are expected to be significant contributors to the region’s growth.

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

Selling, general, & administrative expenses (“SG&A”) for fiscal 2002 increased to $50.7 million from $36.7 million in 2001. The increase in SG&A is primarily due to increases in direct selling and freight costs associated with the additional sales generated from the Global Household Brands and Heartland acquisitions. Additionally, general and administrative costs increased as a result of the acquisitions, in order to support the integration of the businesses. Increased incentive costs contributed to the increase as well, as strong business results for the 2002 fiscal year resulted in higher payouts compared to fiscal 2001. As a percentage of sales, SG&A increased to 23.4% for the year, up 1% from 22.4% last year. The increase as a percentage of sales relates to the increased effect of promotional costs on sales in the current year as discussed above. Before promotional costs are considered, SG&A is consistent year to year, at 21.3% in 2002 compared to 21.0% in 2001.

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

Amortization expense was $0.3 million for the 2002 fiscal year, down from $3.9 million in the prior year. Current year amortization expense represents the amortization of a non-compete agreement over its five-year useful life. The decrease in amortization from fiscal 2001 is related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 issued by the Financial Accounting Standards Board (“FASB”), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of fiscal 2002, the Company is no longer amortizing goodwill and trade names that have been determined to have indefinite lives. With the additional goodwill and other intangibles from the Global Household Brands and Heartland acquisitions, the Company would have incurred amortization costs related to its goodwill and other intangible assets of $7.1 million for fiscal year 2002, had it not been for the new accounting standard.

Income from operations was $42.4 million, or 19.5% of sales for the year, compared to $28.1 million, or 17.2% of sales last year, an increase of 50.8%. The factors influencing the increase in income from operations are discussed above.

Interest expense, net was $5.8 million, and $2.6 million during the years ended August 31, 2002 and 2001, respectively. The change in interest expense, net is due to the interest expense incurred as a result of the borrowings associated with the Heartland acquisition.

Fiscal year 2002 included a $1.0 million write-off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense has been reclassified to other expense from an extraordinary item for comparative presentation in accordance with SFAS No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.

Other income, net was $0.3 million in fiscal year 2002, compared to $0.1 million in fiscal year 2001. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced losses of $24,000 in 2002 compared to losses of $143,000 in 2001. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound. Miscellaneous other income was $292,000 compared to $279,000 in fiscal 2002 and 2001, respectively.

The provision for income taxes was 31.1% of taxable income for fiscal 2002, decreased from 34% in the prior year. This reflects an overall decrease in the tax rate to 32.5%, along with a one time benefit of $0.5 million associated with the resolution of certain tax items. The decline in tax rate is due to continued tax savings from changes due to the shift in worldwide taxable income and the utilization of federal tax credits resulting from increased research and development activities.

Net income, before cumulative effect of accounting change, was $24.7 million, or $1.53 per share on a fully diluted basis in fiscal 2002, versus $16.9 million, or $1.08 per share in fiscal 2001. The first quarter of fiscal year 2001 was affected by a cumulative effect of accounting change of $980,000 net of tax, or $0.06 per share, related to the change in the Company’s revenue recognition policy. Net income for fiscal year 2002, was $24.7 million, or $1.53 per share compared to $15.9 million, or $1.02 per share in fiscal year 2001 after the cumulative effect of accounting change. Had the Company adopted FAS 142 beginning with the fiscal year 2001, the comparison of net income year to year would be $24.7 million, or $1.53 per share for fiscal 2002, versus $18.3 million, or $1.18 per share in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2003, the Company has a $75 million 7.28% fixed-rate term loan, and a $20 million 6.29% fixed-rate term loan, along with a $20.0 million revolving line of credit. The $75 million loan matures in 2011, with the first principal payment of $10.7 million beginning October 18, 2005, and for six years thereafter. The $20 million loan is due in two $10 million installments, payable on May 31, 2004 and May 31, 2005. The revolving line of credit matures in October 2004, and has no amount outstanding as of August 31, 2003.

Under the $75 million and $20 million term loans and the revolving line of credit, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

The Company’s cash balance has not been used to prepay the term loans due to certain prepayment penalties under the loan agreements.

A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) 2.25 to 1.00.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loan advances and investments.

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

For the year ended August 31, 2003, cash and cash equivalents increased by $30.9 million, from $11.1 million at the end of fiscal 2002 to $42.0 million at August 31, 2003. Operating cash flow of $39.9 million was offset by cash used in financing activities of $7.9 and by cash used in investing activities of $1.3 million.

Current assets, excluding cash, decreased by $3.3 million to $53.3 million at August 31, 2003, down from $56.6 million at August 31, 2002. Accounts receivable decreased to $41.9 million, down $1.8 million from $43.8 million at August 31, 2002, as a result of differences in the weighting of sales in the fourth quarter of fiscal 2003 compared to fourth quarter of fiscal 2002, combined with the strengthening of the dollar. Sales were more heavily weighted towards of the end of the quarter last year compared to this year. Inventory decreased to $4.7 million, down by $1.4 million from $6.1 million at fiscal 2002 end, primarily due to decreases in Lava and Heartland related inventory. Product at contract packagers decreased by $0.4 million year over year, due to differences in timing of procurement of product by the packagers.

Current liabilities increased by $9.4 million to $44.7 million at August 31, 2003 from $35.3 million at August 31, 2002. Accounts payable and other accrued liabilities decreased by $1.0 million due the heavier weighting of sales towards the end of the year in fiscal year 2002 compared to fiscal year 2003. The additional year to date increase in other current liabilities was due to the $10 million of long-term debt due May 31, 2004, offset by a $0.6 million decrease in accrued payroll and related expenses due to decreased incentive costs for 2003 compared to 2002, and the $0.3 million pay down of the line of credit balance. The timing of tax payments caused a $1.3 million change in income taxes payable.

At August 31, 2003 working capital increased to $50.6 million, up $18.2 million from $32.4 million at the end of fiscal 2002. The current ratio at August 31, 2003 is 2.1, increased from 1.9 at August 31, 2002.

Net cash provided by operating activities for the year ended August 31, 2003 was $39.9 million. This amount consisted of $28.6 million from net income with an additional $8.3 million of adjustments for non-cash items, including depreciation and amortization, loss on the write-off of a non-compete agreement, deferred tax expense, tax benefits from employee exercises of stock options, non-cash compensation upon issuance of restricted stock, and distributions received from VML Company L.L.C. (“VML”) net of equity earnings, bad debt expense, plus $2.9 million related to changes in the working capital as described above and $0.07 million change in other long term assets and liabilities.

Net cash used in investing activities for the 2003 fiscal year was $1.3 million. This includes proceeds from the sale of equipment, and proceeds from the payments on notes receivable, offset by capital expenditures and acquisition costs. During the current period VML Company paid in full the $0.5 million note receivable balance, and other note receivable payments totaled $0.1 million. Capital expenditures of $2.1 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements. For fiscal 2004, the Company expects to spend approximately $2.5 million for new capital assets.

For fiscal year 2003, the cash used in financing activities includes dividend payments of $13.3 million, the repayment of $0.3 million on the line of credit, offset by $5.7 million in proceeds from the exercise of common stock options.

On September 23, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on October 31, 2002 to shareholders of record on October 10, 2003. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The following schedule summarizes our contractual obligations and commitments to make future payments as of August 31, 2003:

Payments due by period

Contractual Obligation	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$95,000,000	10,000,000	20,714,000	21,429,000	42,857,000
Operating Leases	$2,301,000	1,042,000	1,105,000	154,000	—
Interest Payments on fixed rate obligations	$30,238,000	6,561,000	10,807,000	7,410,000	5,460,000

Total Contractual Cash Obligations	$127,539,000	17,603,000	32,626,000	28,993,000	48,317,000

The following summarizes other commercial commitments as of August 31, 2003:

•	The Company currently has available a $20 million variable rate revolving line of credit, maturing in 2004. There was $0.0 million outstanding under this line of credit as of August 31, 2003.

•	The Company has guaranteed $6 million of a VML line of credit, which expires in April 2003, of which $4.9 million and $2.0 million was outstanding at August 31, 2003 and 2002, respectively.

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

Accounting for Sales Incentives

We record sales incentives as a reduction of sales in our income statement. Sales incentives include coupons, rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. We record these promotional activities in the period during which the related product ships, or when the expense is incurred.

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

When there is indication that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying value amount of the asset is not recoverable and its carrying amount exceeds its fair value.

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

At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was repaid during the second quarter of fiscal year 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.7 million investment in VML as of August 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.8 million and $0.7 million, for years ended August 31, 2003 and 2002, respectively.

Product purchased from VML totaled approximately $42.7 million and $39.1 million during the years ended August 31, 2003 and 2002, respectively. The Company had product payables to VML of $4.7 million at August 31, 2003 and 2002, and has guaranteed VML’s $6 million line of credit, of which $4.9 million and $2.0 million was outstanding as of August 31, 2003 and 2002, respectively, which expires on June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

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

Interest Rate Risk

At August 31, 2001, the entire balance of the Company’s outstanding borrowings of $79.8 million were variable interest rate loans and subject to fluctuations in interest rates. On October 18, 2001, the Company replaced $75 million of the variable rate loans with a new 10-year 7.28% fixed rate loan, and obtained a new $20 million 6.29% fixed rate term loan in May 2002. The change has significantly reduced the Company’s exposure to interest rate risk, since only the $20 million revolving line of credit is subject to interest rate fluctuations. As of August 31, 2003, there was no balance outstanding under the revolving line of credit, with variable interest rate based on the LIBOR rate plus 1.75%. The Company’s interest rate risk on the outstanding line of credit balance is based upon the fluctuation in the LIBOR rate. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit.

OTHER RISK FACTORS

Component Supply Risk

The Company depends upon its suppliers for the supply of the primary components for its WD-40 brand and other products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum products, of which WD-40 and 3-IN-ONE are comprised, have had significant price volatility in the past, and may in the future. Rising oil prices can also impact the Company’s cost of transporting its products. The Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternate sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuation resulting from tariffs on steel; therefore any significant increase or decrease in the steel tariffs could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is more significant price volatility or higher component costs generally, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices without affecting demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Reliance on Supply Chain

The Company’s contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, and Spot Shot products. Additionally, the Company relies on single manufacturers for the production of 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 liquid cleaners, Carpet Fresh powder and its Lava bar soap. The loss of any of these suppliers or manufacturers could temporarily disrupt or interrupt the production of the Company’s products.

The Company does not have direct control over the management or business of the primary contract manufacturers utilized in the manufacturing of the Company’s products, except indirectly through terms as negotiated in contracts with those manufacturers. Should the terms of doing business with the Company’s primary contract manufacturers change, the Company’s cost structure may be impacted, which could have a direct impact on the Company’s profit margins.

Competition

The market for the Company’s products is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, and its unique platform of multiple distribution channels as its primary competitive strategies.

These considerations as well as increased competition generally could result in price reductions, reduced gross margins, and a loss of market share, any of which could have a material adverse effect on the Company’s business, operating results, financial position and cash flows. In addition, many of the Company’s competitors have significantly greater financial, technical, product development, marketing and other resources. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows.

Political and Economic Risks

The Company’s domestic and international operations are exposed to the risk of political and economic uncertainties. Changes in political and economic conditions may affect product cost, availability, distribution, pricing, purchasing, and consumption patterns. While the Company seeks to manage its business in consideration of these risks, there can be no assurance that the Company will be successful in doing so.

As the Company’s sales extend to various countries around the globe, financial results in affected areas are exposed to a higher degree of risk. Examples of regions currently exposed to such types of risk include Latin America, the Middle East, and parts of Asia. There can be no assurance that the Company will be able to successfully mitigate against current and future risk associated with political and economic uncertainties, or that the risks faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows. As sales grow within various regions around the world, the Company’s exposure to this risk will increase.

Business Risks

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers accounted for approximately 10% of the Company’s net sales in fiscal year 2003. The Spot Shot brand is presently sold to two major customers. Each customer accounts for 10% or more of its Spot Shot sales. The loss of, or reduction in, orders from, any of the Company’s most significant customers could have a material adverse effect on the Company’s business and its financial results.

Large customers also seek price reductions, added support, or promotional concessions. To support this trend, the Company has had to expand its use of customer and market-specific promotions and allowances, which has negatively impacted and will continue to impact, the Company’s ability to maintain existing profit margins.

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

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	the introduction of new products and line extensions by the Company or its competitors;

•	the Company’s ability to control its internal costs and the cost of raw materials;

•	the effectiveness of the Company’s advertising, marketing and promotional programs;

•	changes in product pricing policies by the Company or its competitors;

•	changes of accounting policies;

•	the ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;

•	the ability to maintain key customer relationships;

•	the ability of major customers and other creditors to meet their obligations as they come due;

•	the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	the ability of the Company to attract and retain qualified personnel;

•	expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

Regulatory Risks

The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company’s operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company complies with these laws and regulations and seeks to anticipate developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in such a way that will not have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development in response to any such regulatory requirements could have a material adverse effect on the Company’s financial condition and results of operations.

A focus on environmental regulations relating to Volatile Organic Compounds (“VOC’s”) resulted in a change in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO2 was chosen as the aerosol propellant in 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company’s profitability.

VOC’s are regulated by the California Air Resources Board (“CARB”). Current CARB regulations required a reformulation of the Companies multi-purpose lubricants. On November 21, 2002, the Company obtained approval for variance with regulations relating to the VOC content in its multipurpose lubricants from the CARB. The variance gives the Company an extension of one year to research and develop effective formulas with lower VOC content for its multipurpose lubricants. The Company has successfully reformulated its multipurpose lubricants to be in full compliance with CARB regulation. The reformulation has resulted in increased product costs.

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

Generally, the manufacture, packaging, storage, distribution and labeling of the Company’s products and the Company’s business operations all must comply with extensive federal, state, and foreign laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

Success of Acquisitions

The Company has recently acquired the household product brands: Spot Shot, 2000 Flushes, X-14, and Carpet Fresh. The Company believes that its recent acquisitions provide opportunities for growth for all of the Company’s brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors, could materially adversely affect the Company’s financial results.

One of the Company’s strategies is to increase its sales volumes, earnings and the markets it serves through acquisitions of other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able to successfully integrate future acquisitions into its operations. In addition, there can be no assurance that companies or operations acquired will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

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

In the past two years, the Company has announced reductions to its regular quarterly dividend from $0.32 to $0.27 per share in April 2001 and from $0.27 to $0.20 per share in July 2002 (reducing the annual dividend since April 2001 from $1.28 to $.80) in order to make more of its cash flow available for debt service requirements. However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing through the issuance of more debt or the sale of equity securities, or the Company might be required to further reduce dividends. The increased debt service obligations could result in lower earnings for the Company if anticipated gross and net margins are not maintained for the Company’s new and existing business lines.

Protection of Intellectual Property

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property. The Company cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some of the foreign countries in which the Company’s products are or may be sold do not protect the Company’s intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could make it less competitive and could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company frequently defends its brands from counterfeits across Asia through legal and enforcement actions. In addition, the Company has introduced uniquely shaped packaging that the Company believes will reduce the ability of counterfeits to imitate the Company’s products.

Volatility in the Insurance Market

The Company re-evaluates its insurance coverage annually. Trends in the insurance industry suggest that such contracts may be much more expensive, less protective or even unavailable. In such a case the Company may decide to increase levels of self-insurance, thereby undertaking additional risk.

Product Liability and Other Litigation Risks

The use of the Company’s products may expose the Company to liability claims resulting from such use. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable insured limits of coverage, the Company’s business, financial condition and results of operations may be adversely affected.

Marketing Distributor Relationships

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, where products are sold directly by the Company to wholesalers and retailers in the U.S., U.K., Canada, Australia and a number of other countries, and the Marketing Distributor model, where products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. A marketing distributor represents the Company in its particular market and works with the Company to develop and implement plans to increase brand awareness and distribution.

In many countries throughout the world, the Marketing Distributor model provides the Company with a representative who has extensive local market knowledge. The Company relies on the efforts and knowledge of its marketing distributors to successfully achieve the optimal level of penetration for its brands in each market. From time to time, the Company has experienced changes with respect to its marketing distributor relationships. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML (“VML Company L.L.C.”), qualifies as a variable interest entity according to the definition in FIN 46, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46 and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of FAS 150 will have an impact on the Company’s financial position, results of operations or cash flows.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, impact of 3-IN-ONE professional on the growth of the 3-IN-ONE brand, the impact of customer mix and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia/Pacific region, direct European countries and Eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and expected tax rates, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

ITEM 8—Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2003 and 2002 and for each of the three years in the period ended August 31, 2003, and the Report of PricewaterhouseCoopers LLP, Independent Auditors, are included in this Annual Report on Form 10-K on pages i through xxii.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending August 31, 2003:

	NET SALES	GROSS PROFIT	NET INCOME	DILUTED EARNINGS PER SHARE
QUARTER ENDED:
November 30, 2001	$48,452	$24,398	$4,383	$0.28
February 28, 2002	50,940	25,360	6,501	0.41
May 31, 2002	51,494	24,973	5,211	0.32
August 31, 2002	65,878	33,880	8,581	0.52

	$216,764	$108,611	$24,676	$1.53

November 30, 2002	$51,353	$25,390	4,354	$0.26
February 28, 2003	58,345	30,843	8,203	0.49
May 31, 2003	55,064	27,904	5,809	0.35
August 31, 2003	73,378	38,075	10,275	0.61

	$238,140	$122,212	$28,641	$1.71

ITEM 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A—Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2003, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, as a result of such review, we are implementing changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. We have a process designed to maintain internal control over financial reporting to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended August 31, 2003, there were no significant changes to our internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10—Directors and Executive Officers of the Registrant

Certain information required by this item is set forth under the captions “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Compensation, Committees and Meetings of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Shareholders, December 16, 2003 (the “Proxy Statement”), which information is incorporated by reference herein.

The registrant has a financial reporting code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics applicable to such persons is attached as Exhibit 14 to this annual report.

ITEM 11—Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph.”

ITEM 12—Security Ownership of Certain Beneficial Owners and Management

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2003, without regard to proposals, subject to stockholder approval, to amend the equity compensation plans to increase the number of shares authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Equity compensation plans approved by security holders	1,029,782	$23.73	508,818
Equity compensation plans not approved by security holders	n/a	n/a	7,520	[1]

Total	1,029,782	$23.73	516,338

[1]	Shares available pursuant to the Company’s Non-Employee Director Restricted Stock Plan

Non-Employee Director Restricted Stock Plan

On October 28, 2003, the Board of Directors adopted the third amended and restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan ( the “Plan”). The plan is subject to shareholder approval at the annual meeting of stockholders to be held on December 16, 2003. Pursuant to the plan, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $16,500 according to an election to be made by the director as of the September meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her entire annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000 or $16,500. The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March.

Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five year vesting period, the director resigns from service as a director.

ITEM 13—Certain Relationships and Related Transactions

Not Applicable.

ITEM 14—Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Independent Accountants.”

PART IV

ITEM 15—Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

Page
(a)	Documents filed as part of this report

(1)	Report of Independent Auditors	i
	Consolidated Balance Sheets at August 31, 2003 and 2002	ii
	Consolidated Statements of Income for Years Ended August 31, 2003, 2002 and 2001	iii
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended August 31, 2003, 2002 and 2001	iv
	Consolidated Statements of Cash Flows for Years Ended August 31, 2003, 2002 and 2001	v
	Notes to Consolidated Financial Statements	vi

(2)	Financial Statement Schedule for Fiscal 2003, 2002 and 2001 Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves	xxii

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	By-Laws, incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

Material contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(l) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 14(c)).

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(b)	Form of WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(c)	Third Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 9, 2000 (appendix thereto).

10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999, incorporated by reference from the Registrant’s Form 10-K Annual Report filed November 23, 1999, Exhibit 10(d) thereto.

10(e)	Amendment to Employment Agreement dated May 20, 2002 between the registrant and Garry O. Ridge, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.

10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001, incorporated by reference from the Registrants Form 10-K filed November 7, 2001.

10(k)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated herein by reference from the Registrant’s Proxy Statement filed on November 9, 1999 (Appendix D thereto).

10(l)	Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan dated December 11, 2001, incorporated by reference from the Registrant’s Form 10-K Annual Report filed November 8, 2002, Exhibit 10(l) thereto.

10(m)	Stock Purchase Agreement dated March 26, 2001 for the Registrant’s acquisition of HPD Holdings Corp., incorporated by reference from the Registrant’s Form S-3 Registration Statement filed June 26, 2001, Exhibit 2.0 thereto.

10(n)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(a) thereto.

14	WD-40 Company Financial Reporting Code of Ethics

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	On June 26, 2003, the Registrant reported on Form 8-K the issuance of a news release on June 25, 2003 with respect to the Company’s results of operations and financial condition for the fiscal quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY Registrant

/s/ MICHAEL J. IRWIN
MICHAEL J. IRWIN Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date 10/31/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT
JAY REMBOLT Vice President of Finance, Controller (Principal Accounting Officer)
Date 10/31/03

/s/ GARRY O. RIDGE
GARRY O. RIDGE Chief Executive Officer and Director (Principal Executive Officer)
Date 10/28/03

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/28/03

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/28/03

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/28/03

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/28/03

/s/
DANIEL W. DERBES, Director
Date

/s/ JACK L. HECKEL
JACK L. HECKEL, Director
Date 10/28/03

/s/ GARY L. LUICK
GARY L. LUICK, Director
Date 10/28/03

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 10/24/03

/s/ GERALD C. SCHLEIF
GERALD C. SCHLEIF, Director
Date 10/28/03

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/24/03

/s/ EDWARD J. WALSH
EDWARD J. WALSH, Director
Date 10/28/03

INDEX TO EXHIBITS

No.	Exhibit	Incorporated By Reference Page

3(a)	Articles of Incorporation	27

3(b)	By-Laws	27

10(a)	WD-40 Company Supplemental Death Benefit Plan	27

10(b)	WD-40 Company Supplemental Retirement Benefit Plan	27

10(c)	Third Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	28

10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999	28

10(e)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge, is incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.	28

10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001	28

10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001	28

10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001	28

10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001	28

10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001	28

10(k)	Indemnity Agreement between the Registrant and its executive officers and directors	28

10(l)	Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan dated December 11, 2001.	28

10(m)	Stock Purchase Agreement dated March 26, 2001 for the Registrant’s acquisition of HPD Holdings Corp.	28

10(n)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation.	28

14	WD-40 Company Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Auditors

To the Board of Directors and

Shareholders of WD-40 Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California

October 31, 2003

-i-

WD-40 Company

Consolidated Balance Sheets

August 31, 2003 and 2002

	2003	2002
Assets
Current assets
Cash and cash equivalents	$41,971,000	$11,091,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,768,000 and $1,786,000	41,925,000	43,754,000
Product held at contract packagers	1,704,000	2,135,000
Inventories	4,709,000	6,143,000
Current deferred tax assets	2,387,000	2,400,000
Other current assets	2,565,000	2,140,000

Total current assets	95,261,000	67,663,000

Property, plant and equipment, net	6,523,000	6,196,000
Goodwill	92,267,000	92,725,000
Other Intangibles, net	35,700,000	36,650,000
Long term deferred tax assets, net	642,000	5,402,000
Other assets	6,265,000	6,409,000

	$236,658,000	$215,045,000

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$10,000,000	$—
Accounts payable	14,772,000	15,871,000
Accrued liabilities	11,999,000	11,873,000
Accrued payroll and related expenses	5,122,000	5,724,000
Income taxes payable	2,780,000	1,495,000
Revolving line of credit	—	299,000

Total current liabilities	44,673,000	35,262,000

Long-term debt	85,000,000	95,000,000
Deferred employee benefits and other long-term liabilities	1,781,000	1,605,000

Total liabilities	131,454,000	131,867,000

Commitments and contingencies (Notes 8, 9 and 14)

Shareholders’ equity
Common stock, $.001 par value, 36,000,000 shares authorized—16,728,571 and 16,450,604 shares issued and outstanding	17,000	16,000
Paid-in capital	40,607,000	34,400,000
Retained earnings	64,068,000	48,699,000
Accumulated other comprehensive income (loss)	512,000	63,000

Total shareholders’ equity	105,204,000	83,178,000

	$236,658,000	$215,045,000

The accompanying notes are an integral part of these consolidated financial statements.

-ii-

WD-40 Company

Consolidated Statements of Income

Years Ended August 31, 2003, 2002 and 2001

	2003	2002	2001
Net sales	$238,140,000	$216,764,000	$163,748,000
Cost of product sold	115,928,000	108,153,000	79,547,000

Gross profit	122,212,000	108,611,000	84,201,000

Operating expenses
Selling, general and administrative	54,061,000	50,718,000	36,733,000
Advertising and sales promotion	17,449,000	15,242,000	15,421,000
Loss on write off of non-compete agreement	879,000	—	—
Amortization expense	71,000	285,000	3,958,000

	72,460,000	66,245,000	56,112,000

Income from operations	49,752,000	42,366,000	28,089,000
Interest expense, net of interest income of $215,000, $173,000 and $182,000 in 2003, 2002 and 2001 respectively	(6,740,000)	(5,791,000)	(2,644,000)
Loss on early extinguishment of debt	—	(1,032,000)	—
Other income, net	383,000	268,000	136,000

Income before income taxes and cumulative effect of accounting change	43,395,000	35,811,000	25,581,000
Provision for income taxes before cumulative effect of accounting change	14,754,000	11,135,000	8,698,000

Income before cumulative effect of accounting change	28,641,000	24,676,000	16,883,000
Cumulative effect of accounting change, net of income tax benefit of $516,000	—	—	(980,000)

Net income	$28,641,000	$24,676,000	$15,903,000

Earnings per common share
Basic
Income before cumulative effect of accounting change	$1.73	$1.54	$1.08
Cumulative effect of accounting change	—	—	(0.06)

	$1.73	$1.54	$1.02

Diluted
Income before cumulative effect of accounting change	$1.71	$1.53	$1.08
Cumulative effect of accounting change	—	—	(.06)

	$1.71	$1.53	$1.02

Common equivalent shares

Basic	16,581,247	15,978,961	15,532,285

Diluted	16,758,775	16,154,984	15,542,837

The accompanying notes are an integral part of these consolidated financial statements.

-iii-

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended August 31, 2003, 2002 and 2001

	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at August 31, 2000	15,434,304	$15,000	$10,612,000	$42,507,000	$(342,000)	$52,792,000	$19,902,000

Issuance of common stock upon exercise of options	1,304		20,000			20,000
Stock issued in acquisition, net of issuance cost of $9,000	276,488	1,000	4,991,000			4,992,000
Issuance of restricted common stock	5,200		108,000			108,000
Cash dividends				(18,293,000)		(18,293,000)
Equity adjustment from foreign currency translation, net of tax $155,000					(301,000)	(301,000)	$(301,000)
Net income				15,903,000		15,903,000	15,903,000

Balance at August 31, 2001	15,717,296	16,000	15,731,000	40,117,000	(643,000)	55,221,000	$15,602,000

Issuance of common stock upon exercise of options	307,348		6,575,000			6,575,000
Tax benefit from exercise of stock options			498,000			498,000
Cancelled shares, upon settlement of HPD purchase price	(11,613)		(210,000)			(210,000)
Stock issued in acquisition	434,122		11,712,000			11,712,000
Issuance of restricted common stock	3,451		94,000			94,000
Cash dividends				(16,094,000)		(16,094,000)
Equity adjustment from foreign currency translation, net of tax ($348,000)					706,000	706,000	$706,000
Net income				24,676,000		24,676,000	24,676,000

Balance at August 31, 2002	16,450,604	16,000	34,400,000	48,699,000	63,000	83,178,000	$25,382,000

Issuance of common stock upon exercise of options	272,638	1,000	5,681,000			5,682,000
Tax benefit from exercise of stock options			417,000			417,000
Issuance of restricted common stock	5,329		109,000			109,000
Cash dividends				(13,272,000)		(13,272,000)
Equity adjustment from foreign currency translation, net of tax ($231,000)					449,000	449,000	$449,000
Net income				28,641,000		28,641,000	28,641,000

Balance at August 31, 2003	16,728,571	$17,000	$40,607,000	$64,068,000	$512,000	$105,204,000	$29,090,000

The accompanying notes are an integral part of these consolidated financial statements.

-iv-

WD-40 Company

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$28,641,000	$24,676,000	$15,903,000
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,827,000	1,824,000	5,320,000
Loss on write off of non-compete agreement	879,000	—	—
Gain on sale of equipment	34,000	(4,000)	(7,000)
Deferred income tax expense (benefit)	4,787,000	1,753,000	(34,000)
Tax benefit from exercise of stock options	417,000	498,000	—
Non-cash compensation upon issuance of restricted stock	109,000	94,000	108,000
Loss on early extinguishment of debt	—	1,032,000	—
Equity earnings in joint venture in excess of distributions received	(99,000)	(329,000)	—
Bad debt expense	342,000	610,000	283,000
Changes in assets and liabilities, net of assets and liabilities acquired
Trade accounts receivable	2,011,000	(4,278,000)	221,000
Product held at contract packagers	431,000	1,851,000	(1,334,000)
Inventories	1,533,000	5,585,000	(3,619,000)
Other assets	(499,000)	28,000	34,000
Accounts payable and accrued expenses	(1,800,000)	4,126,000	2,020,000
Income taxes payable	1,262,000	(2,017,000)	858,000
Deferred employee benefits	71,000	94,000	54,000

Net cash provided by operating activities	39,946,000	35,543,000	19,807,000

Cash flows from investing activities
Capital expenditures	(2,058,000)	(1,180,000)	(1,493,000)
Proceeds from sale of equipment	175,000	122,000	103,000
Acquisition of a business, net of cash acquired	(48,000)	(35,424,000)	(61,805,000)
Litigation settlement related to acquired business, net of expenses	—	1,292,000	—
Proceeds from payments on notes receivable	618,000	626,000	—
Acquisition of a brand	—	—	(1,171,000)

Net cash used in investing activities	(1,313,000)	(34,564,000)	(64,366,000)

Cash flows from financing activities
Proceeds from issuance of common stock	5,681,000	6,575,000	20,000
Stock issuance costs	—	—	(9,000)
Proceeds from issuance of long-term debt, net of issuance cost of $342,000 and $1,315,000 in 2002, and 2001 respectively	—	94,658,000	80,185,000
(Payments), borrowings on line of credit, net	(299,000)	299,000	—
Repayments of long-term debt	—	(79,783,000)	(15,540,000)
Dividends paid	(13,272,000)	(16,094,000)	(18,293,000)

Net cash (used in) provided by financing activities	(7,890,000)	5,655,000	46,363,000

Effect of exchange rate changes on cash	137,000	77,000	(43,000)

Increase in cash and cash equivalents	30,880,000	6,711,000	1,761,000

Cash and cash equivalents at beginning of year	11,091,000	4,380,000	2,619,000

Cash and cash equivalents at end of year	$41,971,000	$11,091,000	$4,380,000

Supplemental disclosure of cash flow information

Cash paid for interest and fees	$6,934,000	$4,926,000	$3,397,000

Cash paid for income taxes	8,525,000	10,864,000	8,301,000

Supplemental disclosure of non-cash investing and financing activities

Common stock issued in acquisition	—	11,712,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

-v-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies

The Company

WD-40 Company (the “Company”), based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and four household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh rug and room deodorizer, and Spot Shot aerosol carpet spot stain remover.

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

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers in the United States, Australia, and Canada. These contract packagers package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company’s customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company does not record a sale of the inventory until the product is delivered to the customer.

The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the inventory upon receipt. Product held at contract packagers, as reported on the Company’s balance sheet, represents inventory held at United States, Australian and Canadian contract packagers.

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

The Company capitalizes certain software development and implementation costs for internal use. Development and implementation costs are expensed as incurred until management has determined that the software will result in probable future economic benefit. Thereafter, all direct implementation costs, incurred in the application development stage, as well as purchased software costs, are capitalized and amortized using the straight-line method over the remaining estimated lives of three to five years.

-vi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing parties, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, trade receivables, accounts payable, revolving line of credit, and foreign currency exchange contracts. The carrying amounts of these instruments approximate fair value because of the short maturities or variable interest rates.

The fair value of the Company’s borrowings was approximately $102,000,000 and $95,000,000 at August 31, 2003 and 2002, respectively. The fair values of the borrowings are based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, which include operating and money market accounts. The Company’s accounts receivable are primarily derived from customers located in North America, Asia Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

Sales Concentration

A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers accounted for approximately 10%, 9%, and 7% of the Company’s net sales during the years ended August 31, 2003, 2002, and 2001, respectively.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which clarified the Staff’s view on various revenue recognition and reporting matters. As a result, effective September 1, 2000, the Company changed its revenue recognition policy to recognize revenue upon delivery rather than shipment of products.

The implementation of the change has been accounted for as a change in accounting method and applied cumulatively as if the change occurred at September 1, 2000. The effect of the change was a one-time, noncash reduction to the Company’s net income of $980,000, or approximately $0.06 per share, which is included in operations for the year ended August 31, 2001.

The Company records sales incentives as a reduction of sales in our income statement. Sales incentives include coupons, rebates, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. The Company records these promotional activities in the period during which the related product ships, or when the expense is incurred.

-vii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative costs were $12.6 million, $12 million and $8.6 million in fiscal 2003, 2002 and 2001, respectively.

Advertising Costs

The Company primarily advertises through television and print media. The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the fiscal years ended 2003, 2002 and 2001 were $7.0 million, $7.2 million and $5.8 million, respectively.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred. Research and development expenses for the fiscal years ended 2003, 2002 and 2001 were $2.4 million, $1.4 million and $0.1 million, respectively.

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

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction gains (losses) were $127,000, ($24,000) and ($143,000) for the years ended August 31, 2003, 2002 and 2001, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts which exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2003, the Company had approximately $3,077,000 of foreign exchange contracts outstanding, which mature starting in September 2003 and continue to mature through November 2003. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by potentially dilutive common shares (“dilutive securities”) that

-viii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan (Note 11).

Stock-Based Compensation

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

At August 31, 2003, the Company had one stock option plan, which is described more fully in Note 12. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock based employee compensation.

	Year Ended August 31,
	2003	2002	2001
Net income, as reported	$28,641,000	$24,676,000	$15,903,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(594,000)	(1,234,000)	(3,037,000)

Pro forma net income	$28,047,000	$23,442,000	$12,886,000

Earnings per share:
Basic—as reported	$1.73	$1.54	$1.02

Basic—pro forma	$1.69	$1.47	$0.83

Diluted—as reported	$1.71	$1.53	$1.02

Diluted—pro forma	$1.67	$1.45	$0.83

The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2003	2002	2001
Risk-free interest rate	2.20%	3.27%	6.01%
Expected volatility of common stock	39.6%	39.4%	38.0%
Dividend yield	2.91%	5.16%	6.15%
Expected option term	3 years	3 years	3 years

-ix-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

Segment Information

The Company discloses certain information about the Company’s operating segments, which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized primarily on the basis of geographical areas. In addition, management assesses revenue on the basis of products.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings. As a result of the Company’s adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No.145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002, has been reclassified for comparative presentation and reported in income before taxes.

2.	Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML (“VML Company L.L.C.”), qualifies as a variable interest entity according to the definition in FIN 46, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46 and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of FAS 150 will have an impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions

Heartland Corporation

On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, a Kansas corporation (“Heartland”), through the acquisition of the entire capital stock of Heartland. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of

-x-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

accounting in accordance with SFAS 141, Business Combinations, and, accordingly Heartland’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company paid cash in the amount of $35.0 million, issued 434,122 shares of $.001 par value common stock of the Company to the selling Heartland shareholders having a value of $11.7 million, and incurred acquisition costs of $0.6 million. The aggregate acquisition value was $47.2 million, after a final downward purchase price adjustment of $0.1 million for settlement of the closing balance sheet. Goodwill acquired through the Heartland acquisition was approximately $28.9 million, and intangible assets acquired consist of the Spot Shot trade name valued at $13.7 million. Goodwill acquired through the Heartland acquisition was approximately $28.6 million and $29.0 million as of August 31, 2002 and 2003, respectively. The net decrease in Heartland goodwill of $0.4 million from August 31, 2002, to 2003, was due to a variety of items, including the finalization of purchase accounting and acquisition related costs.

HPD Holdings Corp.

On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. (“HPD”) and its wholly owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes automatic toilet bowl cleaners, X-14 automatic toilet bowl cleaners and hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and, accordingly HPD’s results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $72.9 million, consisting of cash of approximately $66.5 million, acquisition costs of $1.6 million, and $4.8 million of the Company’s common stock (264,875 shares).

4.	Goodwill and Other Intangibles

In July 2001, the FASB issued SFAS No. 142, which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 at the beginning of fiscal year 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

The following table reconciles the Company’s net income for the year ended August 31, 2001, adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported:

Year ended August 31, 2001
Net Income
Reported income before cumulative effect of accounting change	$16,883,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	2,443,000

Adjusted income before cumulative effect of accounting change	$19,326,000

Reported net income	$15,903,000
Add back: Goodwill and indefinite lived intangibles amortization, net of tax	2,443,000

Adjusted net income	$18,346,000

-xi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

Year ended August 31, 2001
Earnings per share—basic
Reported income before cumulative effect of accounting change	$1.08
Goodwill and indefinite lived intangibles amortization, net of tax	0.16

Adjusted income before cumulative effect of accounting change	$1.24

Reported net income	$1.02
Goodwill and indefinite lived intangibles amortization, net of tax	0.16

Adjusted net income	$1.18

Earnings per share—diluted
Reported income before cumulative effect of accounting change	$1.08
Goodwill and indefinite lived intangibles amortization, net of tax	0.16

Adjusted income before cumulative effect of accounting change	$1.24

Reported net income	$1.02
Goodwill and indefinite lived intangibles amortization, net of tax	0.16

Adjusted net income	$1.18

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

The carrying value of acquisition-related goodwill at August 31, 2003 and August 31, 2002, was $92.3 million, and $92.7 million, respectively. As of August 31, 2003, goodwill, by reportable segment is as follows: the Americas, $85.6 million, Europe, $5.5 million, and Pacific Rim, $1.2 million, respectively. The net decrease in goodwill related to the acquisition of Heartland resulted from adjustments to the opening balance sheet and final purchase price adjustments, along with additional acquisition costs.

5.	Selected Financial Statement Information

	2003	2002
Inventories
Raw materials	$441,000	$652,000
Finished goods	4,268,000	5,491,000

	$4,709,000	$6,143,000

-xii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

	2003	2002
Property, Plant and Equipment, net
Land	$514,000	$513,000
Buildings and improvements	3,465,000	3,530,000
Furniture and fixtures	3,374,000	4,296,000
Software	1,823,000	1,169,000
Machinery, equipment and vehicles	3,476,000	2,679,000

	12,652,000	12,187,000
Less accumulated depreciation	(6,129,000)	(5,991,000)

	$6,523,000	$6,196,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,267,000	$92,725,000
Intangibles with indefinite lives	35,700,000	35,700,000
Intangibles with definite lives	—	1,425,000
Accumulated amortization	—	(475,000)

	$127,967,000	$129,375,000

6.	Earnings Per Common Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2003, 2002 and 2001. For the years ended August 31, 2003, 2002 and 2001: 266,972, 299,143 and 1,078,652 options outstanding, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

	2003	2002	2001
Net income	$28,641,000	$24,676,000	$15,903,000
Weighted-average shares outstanding:
Weighted-average shares outstanding—basic	16,581,247	15,978,961	15,532,285
Dilutive securities	177,528	176,023	10,552

Weighted-average shares outstanding—diluted	16,758,775	16,154,984	15,542,837

-xiii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

7.	Long-Term Debt

Long-term debt is comprised of the following:

	2003	2002
Term loans	$95,000,000	$95,000,000
Revolving line of credit	—	299,000

Total debt	95,000,000	95,299,000
Less current portion	(10,000,000)	(299,000)

Long-term debt	$85,000,000	$95,000,000

On October 18, 2001, the Company replaced two variable rate term loans with proceeds from a $75 million long-term obligation and $15 million variable rate revolving line of credit financed through Prudential Capital and Union Bank. The new $75 million long-term obligation consists of a fixed rate note with a 10-year term and requires interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit matures in 2004.

In conjunction with this refinancing, the Company recorded a loss of $1,032,000, as a result of the replacement of term loans A and B. The loss consists of the write off of unamortized debt issuance costs associated with the original financing.

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

The term loans and revolving line of credit agreements require the Company to maintain compliance with certain operating and financial covenants, and are collateralized by the Company’s cash, property, inventory, trade receivables, and intangible assets. The term loans also include certain provisions for prepayment penalties.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loan advances and investments. The Company is in compliance with all debt covenants as required by the credit facilities.

The maturity of the fixed rate term loans are as follows:

Year ending August 31,	2004	$10,000,000
	2005	10,000,000
	2006	10,715,000
	2007	10,715,000
	Thereafter	53,570,000

	Total	$95,000,000

-xiv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

8.	Related Parties

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

At August 31, 2002, the Company had a note receivable from VML with a balance of $0.5 million outstanding. This note was repaid during the second quarter of fiscal year 2003. Beginning in 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.7 million investment in VML as of August 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.8 million and $0.7 million, for years ended August 31, 2003 and 2002, respectively.

Product purchased from VML totaled approximately $42.7 million and $39.1 million during the years ended August 31, 2003 and 2002, respectively. The Company had product payables to VML of $4.7 million at August 31, 2003 and 2002, and has guaranteed VML’s $6 million line of credit, of which $4.9 million and $2.0 million was outstanding as of August 31, 2003 and 2002, respectively, which expires on June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

9.	Commitments and Contingencies

The Company was committed under certain noncancelable operating leases at August 31, 2003 which provide for the following future minimum lease payments: 2004, $1,042,000; 2005, $879,000; 2006, $227,000; 2007, $147,000; and 2008, $7,000. Rent expense for the years ended August 31, 2003, 2002 and 2001 was $1,020,000, $1,054,000 and $824,000, respectively.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the legal actions discussed below, and in Note 16.

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

In February 2002, the Company agreed to a settlement related to a patent infringement case on the 2000 Flushes product filed by HPD Holdings Corp. prior to acquisition by the Company. The total amount of the settlement was $1.4 million, and was received by the Company on March 1, 2002. The balance sheet

-xv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

as of August 31, 2002 reflects a reduction of goodwill in the amount of $0.9 million, which includes $0.1 million for litigation related expenses, and $0.4 million in taxes.

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short term projections provided to the Contract Manufacturers, which obligates the Company to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

10.	Income Taxes

The provision for income taxes includes the following:

	Year Ended August 31,
	2003	2002	2001
Current Tax Provision
United States	$7,230,000	$6,864,000	$6,459,000
State	750,000	924,000	849,000
Foreign	2,001,000	1,832,000	908,000

Total current	9,981,000	9,620,000	8,216,000

Deferred Tax Provision (Benefit)
United States	4,553,000	1,515,000	(34,000)
Foreign	220,000	—	—

Total deferred	4,773,000	1,515,000	(34,000)

	$14,754,000	$11,135,000	$8,182,000

The total current tax provision at August 31, 2001 includes a reduction of $516,000 relating to the tax benefit on the cumulative effect of a change in accounting method (Note 1). Income before income taxes includes approximately $5,959,000, $5,211,000 and $2,939,000 related to foreign operations for the years ended August 31, 2003, 2002 and 2001, respectively.

Deferred tax assets and deferred tax liabilities are comprised of the following:

	August 31,
	2003	2002
Deferred Tax Assets
Accrued payroll and related expenses	$234,000	$610,000
State income taxes paid	216,000	160,000
Accounts receivable	929,000	1,045,000
Accounts payable and accrued liabilities	1,050,000	491,000
Deferred employee benefits and other long-term liabilities	598,000	577,000
Other	325,000	329,000
Net operating loss	5,846,000	7,134,000

Total deferred tax assets	9,198,000	10,346,000

-xvi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

	August 31,
	2003	2002
Deferred Tax Liabilities
Property, plant and equipment, net	(524,000)	(369,000)
Amortization of tax goodwill and intangibles	(4,701,000)	(1,539,000)
Other assets	(944,000)	(636,000)

Total deferred tax liabilities	(6,169,000)	(2,544,000)

Net deferred tax assets	$3,029,000	$7,802,000

As of August 31, 2003, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $16,147,000 and $8,247,000, respectively. The federal and state NOL carryforwards begin to expire in 2019, and 2014, respectively. In the current year, the Company utilized federal and state NOL carryforwards of $3,500,000 and $3,380,000, respectively.

Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

	Year Ended August 31,
	2003	2002	2001
Amount computed at U.S. statutory federal tax rate	$15,188,000	$12,538,000	$8,410,000
State income taxes, net of federal benefit	1,133,000	1,395,000	832,000
Tax credits	(1,265,000)	(850,000)	(739,000)
Benefit from resolution of pending tax matters	(253,000)	(1,438,000)	—
Other	(49,000)	(510,000)	(321,000)

	$14,754,000	$11,135,000	$8,182,000

11.	Stock Options

Under the Company’s current stock option plan, the Board of Directors may grant officers and key employees options to purchase up to 2,980,000 shares of the Company’s common stock at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options vest over a range of one to three years after grant and may not be granted for terms in excess of ten years. At August 31, 2003, options for 1,029,782 shares were exercisable, and options for 508,818 shares were available for future grants. Options canceled return to the pool available for grant.

-xvii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

A summary of the changes in options outstanding under the Company’s stock option plan during the three years ended August 31, 2003 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at August 31, 2000	735,852	$24.45
Granted	717,300	$20.14
Exercised	(1,304)	$15.44
Canceled	(42,800)	$24.10

Balance at August 31, 2001	1,409,048	$22.28
Granted	278,900	$20.94
Exercised	(307,348)	$21.39
Canceled	(50,488)	$20.99

Balance at August 31, 2002	1,330,112	$22.28
Granted	302,200	$27.70
Exercised	(272,438)	$20.84
Canceled	(27,312)	$26.05

Balance at August 31, 2003	1,332,562	$23.73

The exercise price of all options granted during the year ended August 31, 2003, was greater or equal to the market value on the date of grant. The weighted average fair value of options granted for the years ended August 31, 2003, 2002, and 2001 was $6.53, $4.43, and $4.23, respectively. The following table summarizes information concerning outstanding and exercisable options as of August 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.08—$23.75	920,112	6.53	$21.45	920,112	$21.45
$23.50—$31.75	412,450	7.70	$28.82	109,670	$31.75

	1,332,562	6.89	$23.73	1,029,782	$22.54

12.	Other Benefit Plans

The Company has a WD-40 Company Money Purchase Pension Plan (“the Plan”) for the benefit of its regular U.S. full-time employees who meet certain criteria. The Plan provides for annual contributions into a trust to the extent of 10% of covered employee compensation, but which may not exceed the amount deductible for income tax purposes.

The Company also has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, equal to 50% or more of the compensation deferred by employees, as well as additional

-xviii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

discretionary contributions, but not in excess of the amount deductible for income tax purposes. The Plan may be amended or discontinued at any time by the Company.

Due to recent changes to the laws that govern retirement plans it no longer became necessary to maintain two retirement plans. Effective December 31, 2002, the WD-40 Company Money Purchase Pension Plan merged into the WD-40 Company Profit Sharing/401(k) Plan.

Total Company contribution expense for the WD-40 Company Money Purchase Pension Plan and WD-40 Company Profit Sharing/401(k) Plan during the years ended August 31, 2003, 2002 and 2001 was approximately $1,633,000, $1,950,000 and $1,273,000, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The Plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the years ended August 31, 2003, 2002 and 2001 was approximately $606,000, $518,000 and $411,000, respectively.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,601,000 and $1,489,000 at August 31, 2003 and 2002, respectively. The service and interest cost amounted to approximately $253,000, $229,000 and $29,000 for the years ended August 31, 2003, 2002 and 2001, respectively. During each year ended August 31, 2003, 2002 and 2001, the plan paid benefits of approximately $141,000. A weighted-average discount rate of 7% and a weighted-average rate of compensation increase of 3% were used for each of the years ending August 31, 2003, 2002 and 2001.

In February 1999, the Board of Directors adopted a Non-Employee Director Restricted Stock Plan to provide for the issuance of 250 of shares restricted common stock of the Company to each non-employee member of the Board of Directors in lieu of $5,000 of cash compensation for past services. Directors holding shares having a fair market value of at least $50,000 were not required to receive shares in lieu of cash compensation. In March 2000, the Board of Directors increased the number of restricted shares to be issued to each non-employee member of the Board of Directors from 250 to 350. The Board of Directors also further amended the Plan in June 2000 to permit each Director to elect, at such Director’s option, to receive 1,000 shares of the restricted Company stock in lieu of a full year’s compensation.

In December of 2001, the plan was amended to issue shares in lieu of cash compensation of up to the maximum amount of compensation payable under the director’s then current compensation policy. A director who holds shares of the Company stock having a value of at least $50,000 may elect to receive his or her entire annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in an amount up to $16,500. The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March. Compensation expense is recorded upon the performance of services. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five year vesting period, the director resigns from service as a director. During the years ended August 31, 2003, 2002 and 2001, the Company issued 5,329, 3,451 and 5,200 shares of restricted stock.

-xix-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

13.	Business Segments and Foreign Operations

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates headquarter costs into the America’s segment, without allocation to other segments.

The table below presents information about reported segments for the years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2003
Net sales	$178,500,000	$45,231,000	$14,409,000	$238,140,000
Operating income	36,960,000	9,244,000	3,548,000	49,752,000
Total assets	207,978,000	23,885,000	4,795,000	236,658,000
2002
Net sales	$165,097,000	$38,878,000	$12,789,000	$216,764,000
Operating income	30,861,000	8,302,000	3,201,000	42,366,000
Total assets	188,000,000	23,088,000	3,957,000	215,045,000
2001
Net sales	$116,233,000	$34,636,000	$12,879,000	$163,748,000
Operating income	19,582,000	5,228,000	3,279,000	28,089,000
Total assets	140,093,000	21,160,000	5,459,000	166,712,000

	Sales
	2003	2002	2001
Product Line Information
Lubricants	$145,037,000	$134,369,000	$132,088,000
Hand cleaning products	7,538,000	10,150,000	9,599,000
Household products	85,565,000	72,245,000	22,061,000

	$238,140,000	$216,764,000	$163,748,000

Geographical Information
United States	$160,295,000	$148,970,000	$101,242,000
United Kingdom	11,785,000	11,745,000	11,437,000
Other international	66,060,000	56,049,000	51,069,000

	$238,140,000	$216,764,000	$163,748,000

	Non Current Assets
	2003	2002	2001
Geographical Information
United States	$124,708,000	$133,470,000	$96,903,000
International	16,689,000	13,912,000	13,942,000

	$141,397,000	$147,382,000	$110,845,000

-xx-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2003, 2002 and 2001

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

14.	Subsequent Events

On September 4, 2003 a legal action was filed against the Company in San Diego County California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds. If class certification is granted in either action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

On September 23, 2003, the Company declared a cash dividend of $.20 per share payable on October 31, 2003 to shareholders of record on October 10, 2003.

-xxi-

WD-40 Company

Consolidated Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balance at end of Period
Allowance for doubtful accounts
Year ended
August 31, 2001	$570,000	$283,000	$95,000	$758,000

Year ended
August 31, 2002	$758,000	$610,000	$330,000	$1,038,000

Year ended
August 31, 2003	$1,038,000	$342,000	$249,000	$1,131,000

*	Write-off of doubtful accounts

-xxii-