Form 10-Q
period 2003-09-30
WD 40 CO
filed 2004-01-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange  Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of December 31, 2003             16,997,708

Part I     Financial Information

Item 1.        Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

	(unaudited) November 30, 2003	August 31, 2003
Assets
Current assets:
Cash and cash equivalents	$50,576,000	$41,971,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,717,000 and $1,768,000	33,470,000	41,925,000
Product held at contract packagers	1,294,000	1,704,000
Inventories	5,140,000	4,709,000
Current deferred tax assets	2,393,000	2,387,000
Other current assets	3,724,000	2,565,000

Total current assets	96,597,000	95,261,000

Property, plant, and equipment, net	7,043,000	6,523,000
Goodwill	92,350,000	92,267,000
Other intangibles	35,700,000	35,700,000
Long term deferred tax assets, net	—	642,000
Other assets	6,266,000	6,265,000

	$237,956,000	$236,658,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000,000	$10,000,000
Accounts payable	12,929,000	14,772,000
Accrued liabilities	11,224,000	11,999,000
Accrued payroll and related expenses	3,236,000	5,122,000
Income taxes payable	176,000	2,780,000

Total current liabilities	37,565,000	44,673,000

Long-term debt	85,000,000	85,000,000
Deferred employee benefits and other long-term liabilities	1,823,000	1,781,000
Long-term deferred tax liability, net	921,000	—

Total liabilities	125,309,000	131,454,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized—shares issued and outstanding of 16,951,835 and 16,728,571	17,000	17,000
Paid-in capital	46,144,000	40,607,000
Retained earnings	65,094,000	64,068,000
Accumulated other comprehensive income	1,392,000	512,000

Total shareholders’ equity	112,647,000	105,204,000

	$237,956,000	$236,658,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended November 30, 2003	Three Months Ended November 30, 2002
Net sales	$52,540,000	$51,353,000
Cost of product sold	24,606,000	25,963,000

Gross profit	27,934,000	25,390,000

Operating expenses:
Selling, general & administrative	14,134,000	12,863,000
Advertising & sales promotions	5,441,000	4,331,000
Amortization	—	71,000

Income from operations	8,359,000	8,125,000

Other income (expense)
Interest expense, net of interest income of $109,000 and $22,000, respectively	(1,616,000)	(1,719,000)
Other income, net	(91,000)	45,000

Income before income taxes	6,652,000	6,451,000
Provision for income taxes	2,262,000	2,097,000

Net Income	$4,390,000	$4,354,000

Earnings per common share:
Basic	$0.26	$0.26

Diluted	$0.26	$0.26

Basic common equivalent shares	16,825,467	16,516,366

Diluted common equivalent shares	17,073,910	16,744,219

Dividends declared per share	$0.20	$0.20

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Three months ended
	November 30, 2003	November 30, 2002
Cash flows from operating activities:

Net income	$4,390,000	$4,354,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499,000	475,000
Loss (gain) on sale of equipment	(9,000)	9,000
Deferred income tax expense	1,119,000	1,175,000
Tax benefit from exercise of stock options	552,000	165,000
Equity earnings in joint venture in excess of distributions received	(82,000)	(199,000)

Changes in assets and liabilities:
Trade accounts receivable	9,713,000	13,061,000
Product held at contract packagers	410,000	(14,000)
Inventories	(205,000)	1,037,000
Other assets	(1,094,000)	658,000
Accounts payable and accrued expenses	(5,072,000)	(6,652,000)
Income taxes payable	(2,700,000)	(1,049,000)
Long-term deferred employee benefits	41,000	41,000

Net cash provided by operating activities	7,562,000	13,061,000

Cash flows from investing activities:
Capital expenditures	(858,000)	(354,000)
Acquisition of business, net of cash acquired	—	(6,000)
Proceeds from sale of equipment	16,000	54,000

Net cash used in investing activities	(842,000)	(306,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,985,000	2,162,000
Payments on line of credit, net	—	(299,000)
Dividends paid	(3,364,000)	(3,307,000)

Net cash provided by financing activities	1,621,000	(1,444,000)

Effect of exchange rate changes on cash and cash equivalents	264,000	(21,000)

Increase in cash and cash equivalents	8,605,000	11,290,000
Cash and cash equivalents at beginning of period	41,971,000	11,091,000

Cash and cash equivalents at end of period	$50,576,000	$22,381,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended
	November 30, 2003	November 30, 2002
Net Income	$4,390,000	$4,354,000
Other comprehensive income (loss)
Foreign currency translation adjustments net of $453,000 and $12,000 of tax, respectively	880,000	23,000

Total comprehensive income	$5,270,000	$4,377,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2003

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

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

Sales Concentration

A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers accounted for approximately 11% and 10% of the Company’s net sales during the three months ended November 30, 2003, and 2002, respectively.

Earnings per Share

Common stock equivalents of 248,443 and 227,853 shares for the three months ended November 30, 2003 and 2002 were used to calculate diluted earnings per share. Common stock equivalents are comprised of

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

options granted under the Company’s stock option plan and potential shares related to the Company’s restricted stock plan. Options outstanding totaling 112,716 and 119,538 for the three months ended November 30, 2003 and 2002, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

Stock-Based Compensation

At November 30, 2003, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock based employee compensation.

	Three Months Ended November 30,
	2003	2002
Net income, as reported	$4,390,000	$4,354,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(288,000)	(104,000)

Pro forma net income	$4,102,000	$4,250,000

Earnings per share:
Basic—as reported	$0.26	$0.26

Basic—pro forma	$0.24	$0.26

Diluted—as reported	$0.26	$0.26

Diluted—pro forma	$0.24	$0.25

The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended November 30,
	2003	2002
Risk-free interest rate	2.20%	2.20%
Expected volatility of common stock	43.6%	39.6%
Dividend yield	2.73%	2.90%
Expected option term	3 years	3 years

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity according to the definition in FIN 46R, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46R and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

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

The carrying value of acquisition-related goodwill at November 30, 2003 and August 31, 2003, was $92.4 million, and $92.3 million, respectively. The increase in goodwill from period to period relates to foreign currency translation adjustments. As of November 30, 2003, goodwill, by reportable segment is as follows: the Americas, $85.6 million; Europe, $5.6 million; and Pacific Rim, $1.2 million.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the legal actions discussed below.

On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

On September 4, 2003 a legal action was filed against the Company in San Diego County California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names, 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds. If class certification is granted in any of the aforementioned legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2003.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of November 30, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of November 30, 2003 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 4 - BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

The tables below present information about reported segments:

Three months ended
	The Americas	Europe	Asia- Pacific	Total
November 30, 2003
Net Sales	$39,745,000	$10,133,000	$2,662,000	$52,540,000
Operating Income	6,660,000	1,129,000	570,000	8,359,000
Total Assets	210,800,000	23,032,000	4,124,000	237,956,000

November 30, 2002
Net Sales	$40,041,000	$8,282,000	$3,030,000	$51,353,000
Operating Income	6,527,000	988,000	610,000	8,125,000
Total Assets	185,798,000	22,018,000	2,880,000	210,696,000

Revenues by Product Line

Three months ended:	November 30, 2003	November 30, 2002
Lubricants	$31,306,000	$29,429,000
Hand cleaning products	1,684,000	2,312,000
Household products	19,550,000	19,612,000

Total	$52,540,000	$51,353,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 5 - SELECTED FINANCIAL STATEMENT INFORMATION

	November 30, 2003	August 31, 2003
Inventories
Raw Materials	$595,000	$441,000
Finished Goods	4,545,000	4,268,000

	$5,140,000	$4,709,000

Plant, Property and Equipment, net
Property, plant and equipment	$13,587,000	$12,652,000
Accumulated depreciation	(6,544,000)	(6,129,000)

	$7,043,000	$6,523,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,350,000	$92,267,000
Intangibles with indefinite lives (Trade names)	35,700,000	35,700,000

	$128,050,000	$127,967,000

NOTE 6 - RELATED PARTIES

The Company has a 30% interest in VML, which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Historically the Company was the only customer for VML products and services. Beginning in fiscal year 2004, VML began selling private label products formerly sold by the Company. Therefore VML has transitioned away from having the Company as its sole customer, although the Company continues to be VML’s largest customer as sales from the private label business are not significant.

Beginning on April 30, 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.7 million investment in VML as of November 30, 2003 and August 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.2 million and $0.2 million, for the three months ended November 30, 2003 and 2002, respectively.

Product purchased from VML totalled approximately $10.2 million and $10.0 million during the three months ended November 30, 2003 and 2002, respectively. The Company had product payables to VML of $4.8 million and $4.7 million at November 30 and August 31, 2003, respectively, and has guaranteed VML’s $6 million line of credit, of which $4.0 million and $4.9 million was outstanding as of November 30, 2003 and August 31, 2003, respectively, which expires on June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

NOTE 7 - SUBSEQUENT EVENTS

On December 16, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 31, 2004 to shareholders of record on January 8, 2004.

ITEM 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2004 Compared to First Quarter of Fiscal Year 2003

Net sales were $52.5 million in the first quarter ended November 30, 2003, an increase of 2% from net sales of $51.4 million in the comparable prior year period. The Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants include the WD-40 and 3-IN-ONE brands, hand cleaners include the Lava and Solvol brands, and the household products category includes the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales in the current period compared to the same period last year is due to an increase in lubricant sales offset by a decrease in hand cleaner sales. Household product sales were even with the prior year quarter. Lubricant sales for the current quarter were $31.3 million, up 6% from $29.4 million in the prior year period. Hand cleaner sales were $1.7 million, down by 27% from $2.3 million. Household products sales were $19.6 million, consistent with the comparable prior year period.

Sales by region for the current and prior year first quarter were as follows (in millions):

	Three months ended November 30,
	2003		2002
Americas	$39.7	76%	$40.1	78%
Europe	10.1	19%	8.3	16%
Asia Pacific	2.7	5%	3.0	6%

TOTAL	$52.5	100%	$51.4	100%

In the Americas region, sales for the first quarter ended November 30, 2003 were down 1% over the prior year period. Compared to the prior year quarter, lubricant sales were up $0.4 million, or 2%; hand cleaner sales decreased $0.6 million, or 30%; and household products decreased $0.1 million, or 1%.

The increase in lubricant sales in the Americas in the first quarter of fiscal year 2004 relates to growth in the lubricant business in the Canadian and Latin American regions. In the U.S., the lubricant business was even with the prior year period, with the added sales in the current quarter from the 3-IN-ONE Professional Line, which began shipping into the U.S. market towards the end of February of fiscal year 2003, offset by slightly lower WD-40 sales due to timing. Lubricant sales in Canada were up 22%, of which 19% was due to the impact of translation to U.S. dollars and 3% related to the success of the 50th anniversary can program. Latin America lubricant sales were up 7% from the prior year, due to increases in sales to Puerto Rico and Central America compared to the prior year quarter. Although the region has shown increased sales over the prior year period, uncertainty continues to affect various parts of this region.

Household product sales in the first quarter of fiscal year 2004 were down slightly compared to the prior year period due to declines in the U.S., partially offset by growth in Canada and Latin America. The U.S. decreased by $0.6 million, or 3%, with growth in Canada by $0.4 million, or 48%, and Latin America by $0.1 million, or 58%. The decrease in the U.S. is due to decreased sales of Carpet Fresh rug and room deodorizers and X-14 hard surface cleaners as a result of a variety of competitive factors within and among their product categories. These declines were partially offset by growth in Spot Shot and 2000 Flushes/X-14 automatic toilet bowl cleaners. Spot Shot sales increased due to the benefits from television advertising and a bonus can promotion in the current quarter. Sales of the automatic toilet bowl cleaners grew over the prior year primarily due to the net benefit from the price increase that went into effect in October 2003.

The categories where the Company’s household product brands compete have experienced competitive pressure from a variety of new product introductions in both related and unrelated categories. This has resulted in reduced shelf space allocation for the Company’s household product categories as a whole. Pressures from related categories have had an effect on rug and room deodorizers. Retailers have cut back shelf space for traditional rug and room deodorizers and have reallocated space to other air care products. As a result, the rug and room deodorizer category as a whole has declined. Although sales of the Carpet Fresh brand have declined, the brand has increased dollar share of the segment. The X-14 hard surface cleaners have been negatively affected by competitive product introductions within their categories. Two other competitive brands have been introduced into the mildew stain remover category, which has negatively impacted X-14’s market share within the category.

With the exception of the hard surface cleaners, the Company’s household product brands have continued to build market share. The Company has plans to address the challenges and opportunities that exist within each of its household product categories with product and/or promotional innovation.

Growth in sales of household products in Canada relate to growth in distribution of Spot Shot, the impact of translation to U.S. dollars, and new distribution in the quarter of 2000 Flushes in the grocery trade channel. The impact of translation to U.S. dollars accounted for 23% of the increase of household product sales in Canada during the quarter. Latin America household products sales grew due to new distribution of automatic toilet bowl cleaners to a variety of markets in the English Caribbean.

Sales of heavy-duty hand cleaners for the Americas decreased to $1.4 million in the first quarter this year, down from $1.9 million in the prior year. Distribution of hand cleaners remains strong through the grocery trade, however outside grocery the Lava brand has lost distribution compared to the prior year period. The Company is currently developing a plan to unlock potential new revenues for Lava. Until this plan is executed, the Company expects the lower sales levels to continue.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004 to help offset increases in costs that have impacted the U.S. business including increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics in order to meet the needs of customers. This price increase added 1.3% to sales in the U.S. during the current quarter.

For this region, 87% of the sales in the first quarter of fiscal year 2004 came from the U.S., and 13% came from Canada and Latin America, compared to the distribution in the first quarter of fiscal 2003, when 89% of sales came from the U.S., and 11% came from Canada and Latin America. The change is reflective of the growth of Canadian sales due to growth in household products compared to the prior year period.

European sales for the three months ended November 30, 2003 were 100% from lubricants, compared to the first quarter of the prior year where sales were 99% from lubricants and 1% from hand cleaners. The Company is discontinuing its efforts with the Lava brand in Europe. Current quarter sales in Europe grew to $10.1 million, up $1.8 million, or 22% over sales in the prior year first quarter. The impact of translation to U.S. dollars accounted for an increase of 10%, and the other 12% was due to strong performances across the region. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 35%; France, 11%; Germany, 23%; Spain, 27%; and in the countries in which the Company sells through local distributors, 25%. Sales declined in Italy by 18%; The U.K. sales are up over the prior year in U.S dollars due to benefits associated with a restructuring of the sales team during mid-

fiscal year 2003. The growth in France, Germany, and Spain is a result of expanded distribution in all trade channels. In the distributor markets, the impact of translation to U.S. dollars accounted for an increase of 10% over the prior year quarter. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 44% of the region’s sales for the current year, down from 47% in the prior year period. This change is reflective of the robust growth of the distributor markets. In the long term, the direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market results reflect solid growth in the eastern European markets, which is expected to continue through the fiscal year. European direct markets also experienced growth in the first quarter, with the exception of Italy, where sales were affected by a transition of staff in the sales team as two vacancies were recently filled. In the first quarter of fiscal year 2004 the Company established the legal grounds to go direct in the Dutch market, as formerly sales were through local distributors. Direct sales to this market are expected to commence in the second quarter of fiscal year 2004.

In the Asia/Pacific region, which includes sales to Australia and across Asia, total sales for the first quarter of fiscal year 2004 were down 12% over the comparable period last year. Asia had a 37% decrease in sales in the first quarter, down to $1.5 million from $2.3 million in the prior year period, resulting from a 36% decline in sales of the WD-40 brand. This decrease is attributable to timing, as the current quarter was a transition period for certain marketing distributors, which contributed to a temporary shortfall in sales compared to the prior year. The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China, and will soon introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeits to imitate the Company’s products.

Australia sales for the first quarter of fiscal year 2004 were up 69% over the first quarter of last year, with increases in sales of all brands in U.S. dollars. The impact of translation to U.S. dollars accounted for growth of 36% in Australian sales over the prior year. In U.S. dollars, lubricants increased 90% over the prior year quarter, 41% of which related to the effects of translation to U.S. dollars. Hand cleaners increased in U.S. dollars by 17%, which included a 25% benefit from foreign currency translation. The increase in lubricant sales is due to the success of 50th anniversary promotional programs and advertising. Hand cleaner sales, excluding the benefits from translation, suffered due to losses in distribution in the grocery market. Plans for developing potential revenues in the hand cleaner business in Australia are underway, and sales growth is not expected until such plans are implemented. The Company expects trading conditions in the Asia/Pacific region to remain variable with modest growth in the 2004 fiscal year.

Gross profit was $27.9 million, or 53.2% of sales in the first quarter, compared to $25.4 million, or 49.4% of sales in the comparable period last year. The 3.8% increase in gross margin percentage is primarily due to the reduction of advertising and promotional discounts, the mix of products sold, the effect of the U.S. price increase, and other supply chain savings. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupons, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 3.6% in the current period compared to 5.0% in the prior year period, a change of 1.4%. Changes in product mix resulted in a 0.9% increase in gross margin. The increase in pricing of certain products in the U.S. added 0.4% to gross margin percentage compared to the prior year period. Other supply chain savings resulted in a 1.1% increase to gross margin percentage in the current quarter. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. Although we have experienced recent supply chain savings in the current quarter, we do not expect this to continue through the fiscal year, as we foresee increased pressures on the cost of components, raw materials and finished goods. The Company expects that its fiscal 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

A breakdown of gross profit and gross profit as a percentage of sales, by segment by period follows (in millions):

	Three months ended November 30,
	2003		2002
Americas	$20.9	52.5%	$19.3	48.3%
Europe	5.8	57.3%	4.7	56.8%
Asia/Pacific	1.2	47.0%	1.4	44.6%

Total	$27.9	53.2%	$25.4	49.4%

Selling, general, & administrative expenses (“SG&A”) for the first quarter of fiscal 2004 increased to $14.1 million from $12.9 million for the first quarter of last year. The increase in SG&A is attributable to a number of items including: $0.3 million related to increased exchange rates; $0.2 million increase in legal and accounting fees; $0.1 million related to increased insurance costs; $0.3 million related to activities surrounding the 50th anniversary of the Company; and $0.3 million associated with changes in the staffing and structure of the European sales force compared to the prior year period. As a percentage of sales, SG&A increased to 26.9% in the first quarter from 25.0% in the same period last year, primarily attributable to those items listed above.

Advertising and sales promotion expense increased to $5.4 million for the first quarter from $4.3 million for the first quarter last year and, as a percentage of sales, increased to 10.4% in the first quarter, from 8.4% in the comparable prior year period. The increase is mainly related to $1.0 million of television advertising in the current year that did not occur in the prior year period. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

There was no amortization expense for the first quarter of fiscal 2004, compared to $71,000 in the first quarter of fiscal 2003. The difference relates to the write off of a non-compete agreement in the second quarter of fiscal 2003.

Income from operations was $8.4 million, or 15.9% of sales in the first quarter, compared to $8.1 million, or 15.8% of sales in the first quarter of fiscal 2003, an increase of 2.9%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net was $1.6 million and $1.7 million during the quarters ended November 30, 2003 and 2002, respectively. The change in interest expense, net is due to increased interest income due to the increase in the Company’s cash balance. Other expense was $91,000 during the quarter, compared to other income of $45,000 in the prior year quarter.

The provision for income taxes was 34% of taxable income for the first quarter of fiscal 2004, an increase from 32.5% in the prior year quarter. The increase in tax rate to 34% is due the growth in worldwide income at a higher rate than tax credits. As taxable income continues to grow, the likeliness of sustaining a 34% tax rate will decrease.

Net income was $4.4 million, or $0.26 per share on a fully diluted basis in both the first quarter of fiscal year 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company chose to reduce the availability on its revolving line of credit from $20 million down to $10 million in the first quarter of fiscal year 2004. The line of credit has no balance outstanding as of November 30, 2003.

For the three months ended November 30, 2003, cash and cash equivalents increased by $8.6 million, from $42.0 million at the end of fiscal 2003 to $50.6 million at November 30, 2003. Operating cash flow of $7.6 million and financing cash flow of $1.6 were partially offset by cash used in investing activities of $0.8 million.

Current assets, excluding cash, decreased by $7.3 million to $46.0 million at November 30, 2003, down from $53.3 million at August 31, 2003. Accounts receivable decreased to $33.5 million, down $8.4 million from $41.9 million at August 31, 2003, as a result of decreased sales in the first quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003. Inventory increased to $5.1 million, up by $0.4 million from $4.7 million at fiscal year 2003 due to timing and lower sales levels compared to the end of the year. Product at contract packagers decreased to $1.3 million, down from $1.7 million at August 31, 2003 due to the timing of shipments of product versus payments received.

Current liabilities decreased by $7.1 million to $37.6 million at November 30, 2003 from $44.7 million at August 31, 2003. Accounts payable and other accrued liabilities decreased by $2.6 million due the heavier weighting of sales towards the end of the fiscal year compared to the end of the first quarter. The additional year to date decrease in other current liabilities was due to the $1.9 million decrease in accrued payroll and related expenses, which includes the payout of incentive costs for fiscal year 2003. The timing of tax payments caused a $2.6 million change in income taxes payable.

At November 30, 2003 working capital increased to $59.0 million, up $8.4 million from $50.6 million at the end of fiscal 2003. The current ratio at November 30, 2003 is 2.6, increased from 2.1 at August 31, 2003.

Net cash provided by operating activities for the three months ended November 30, 2003 was $7.6 million. This amount consisted of $4.4 million from net income with an additional $2.1 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from employee exercises of stock options, and equity earnings from VML Company L.L.C. (“VML”) net of distributions received, along with $1.1 million related to changes in the working capital as described above.

For the first quarter of fiscal year 2004, the cash provided by financing activities includes $5.0 million in proceeds from the exercise of common stock options, offset by dividend payments of $3.4 million.

Net cash used in investing activities for the first quarter of fiscal year 2004 was $0.8 million. This includes proceeds from the sale of equipment, offset by capital expenditures. Capital expenditures of $0.9 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements. For fiscal 2004, the Company expects to spend approximately $2.5 million for new capital assets.

Management believes the Company has access to sufficient capital through the combination of available cash balances, the existing line of credit, and internally generated funds.

On December 16, 2003, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 31, 2004 to shareholders of record on January 8, 2004. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long lived, intangible assets and goodwill, and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applies to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity according to the definition in FIN 46R, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46R and the Company was determined to be the primary beneficiary, the current impact of consolidating VML would not have a material effect on the Company’s financial statements.

TRANSACTIONS WITH RELATED PARTIES

The Company has a 30% interest in VML, which serves as the Company’s contract manufacturer for certain household products. VML also distributes other product lines of the Company, through the acquisition of finished goods from the Company’s other contract manufacturers. Historically the Company was the only customer for VML products and services. Beginning in fiscal year 2004, VML began selling private label products formerly sold by the Company. Therefore VML has transitioned away from having the Company as a its sole customer, although the Company continues to be VML’s largest customer as sales from the private label business are not significant.

Beginning on April 30, 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis based upon each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.7 million investment in VML as of November 30, 2003 and August 31, 2003, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.2 million and $0.2 million, for the three months ended November 30, 2003 and 2002, respectively.

Product purchased from VML totalled approximately $10.2 million and $10.0 million during the three months ended November 30, 2003 and 2002, respectively. The Company had product payables to VML of $4.8 million and $4.7 million at November 30, 2003 and August 31, 2003, respectively, and has guaranteed VML’s $6 million line of credit, of which $4.0 million and $4.9 million was outstanding as of November 30 and August 31, 2003, respectively, which expires on June 30, 2004. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

OTHER RISK FACTORS

The Company is also subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, success of acquisitions, increased use of debt financing, protection of intellectual property, and the volatility in the insurance market. These risk factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended August 31, 2003.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of customer mix, component, finished goods and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia/Pacific region, direct European countries and eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and expected tax rates, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

ITEM 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2003, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we continue to review and update such controls and procedures. We have a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. We have a process designed to maintain internal control over financial reporting to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended November 30, 2003, there were no significant changes to our internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

ITEM 1.    Legal Proceedings

During the quarter ended November 30, 2003 there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the exception of the legal actions discussed below.

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

Another complaint was filed against the Company on September 4, 2003, in the Superior Court of California, County of San Diego, by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, is brought as a consumer class action on the same or similar grounds as alleged in the Brown Actions and seeks substantially similar relief on behalf of the purported class of similarly situated plaintiffs.

If class certification is granted in any of the aforementioned legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time. The Company intends to vigorously defend against the claims asserted in these legal actions.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3 (a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3 (b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

10(a)	The Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan is incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10	(b)

The Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan is incorporated by reference from the Registrant’s Proxy Statement filed November 4, 2003 (appendix thereto).

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

(1)	On September 26, 2003, the Registrant filed a report on Form 8-K to report two legal actions filed against the Company on September 4, and September 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: January 14, 2004	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)