Form 10-Q
period 2004-02-29
WD 40 CO
filed 2004-04-14
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of March 31, 2004                17,066,080

Part I     Financial Information

ITEM 1.   Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

(unaudited)

	February 29, 2004	August 31, 2003
Assets

Current assets:
Cash and cash equivalents	$57,954,000	$41,971,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,898,000 and $1,768,000	36,240,000	41,925,000
Product held at contract packagers	1,557,000	1,704,000
Inventories	5,916,000	4,709,000
Current deferred tax assets	2,397,000	2,387,000
Other current assets	2,344,000	2,565,000

Total current assets	106,408,000	95,261,000

Property, plant, and equipment, net	7,007,000	6,523,000
Goodwill	92,423,000	92,267,000
Other intangibles	35,700,000	35,700,000
Long term deferred tax assets, net	—	642,000
Other assets	6,323,000	6,265,000

	$247,861,000	$236,658,000

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$10,000,000	$10,000,000
Accounts payable	14,337,000	14,772,000
Accrued liabilities	12,535,000	11,999,000
Accrued payroll and related expenses	3,652,000	5,122,000
Income taxes payable	501,000	2,780,000

Total current liabilities	41,025,000	44,673,000

Long-term debt	85,000,000	85,000,000
Deferred employee benefits and other long-term liabilities	1,986,000	1,781,000
Long-term deferred tax liability, net	1,999,000	—

Total liabilities	130,010,000	131,454,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — shares issued and outstanding of 17,024,436 and 16,728,571	17,000	17,000
Paid-in capital	47,920,000	40,607,000
Retained earnings	67,933,000	64,068,000
Accumulated other comprehensive income	1,981,000	512,000

Total shareholders’ equity	117,851,000	105,204,000

	$247,861,000	$236,658,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net sales	$58,481,000	$58,345,000	$111,021,000	$109,698,000
Cost of product sold	28,152,000	27,502,000	52,758,000	53,465,000

Gross profit	30,329,000	30,843,000	58,263,000	56,233,000

Operating expenses:

Selling, general & administrative	14,042,000	12,679,000	28,176,000	25,543,000
Advertising & sales promotions	5,092,000	3,620,000	10,533,000	7,951,000
Loss on write off of non-compete agreement	—	879,000	—	879,000
Amortization	—	—	—	71,000

Income from operations	11,195,000	13,665,000	19,554,000	21,789,000

Other income (expense)
Interest (expense), net	(1,690,000)	(1,716,000)	(3,306,000)	(3,435,000)
Other (expense)/ income, net	(47,000)	203,000	(138,000)	248,000

Income before income taxes	9,458,000	12,152,000	16,110,000	18,602,000

Provision for income taxes	3,215,000	3,949,000	5,477,000	6,046,000

Net Income	$6,243,000	$8,203,000	$10,633,000	$12,556,000

Earnings per common share:

Basic	$0.37	$0.50	$0.63	$0.76

Diluted	$0.36	$0.49	$0.62	$0.75

Basic common equivalent shares	17,005,812	16,563,534	16,910,978	16,541,767

Diluted common equivalent shares	17,254,329	16,734,315	17,159,458	16,741,085

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Six months ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$10,633,000	$12,556,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126,000	896,000
Loss on write off of non-compete agreement	—	879,000
Tax benefit of exercise of stock options	742,000	297,000
(Gain) loss on sale of equipment	(50,000)	(4,000)
Deferred income tax expense	1,908,000	2,028,000
Equity earnings in joint venture (in excess) of distributions received	(162,000)	60,000
Stock Compensation	23,000	—

Changes in assets and liabilities:
Trade accounts receivable	7,970,000	7,914,000
Product held at contract packagers	147,000	(55,000)
Inventories	(826,000)	711,000
Other assets	276,000	158,000
Accounts payable and accrued expenses	(2,269,000)	(6,392,000)
Income taxes payable	(2,434,000)	(1,907,000)
Long-term deferred employee benefits	156,000	146,000

Net cash provided by operating activities	17,240,000	17,287,000

Cash flows from investing activities:
Capital expenditures	(1,325,000)	(789,000)
Proceeds on payment of note receivable	—	518,000
Proceeds from sale of equipment	107,000	138,000
Acquisition of business, net of cash acquired	—	(75,000)

Net cash used in investing activities	(1,218,000)	(208,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,548,000	2,431,000
Borrowings on line of credit, net	—	(299,000)
Dividends paid	(6,767,000)	(6,619,000)

Net cash used in financing activities	(219,000)	(4,487,000)

Effect of exchange rate changes on cash and cash equivalents	180,000	(31,000)

Increase in cash and cash equivalents	15,983,000	12,561,000
Cash and cash equivalents at beginning of period	41,971,000	11,091,000

Cash and cash equivalents at end of period	$57,954,000	$23,652,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Income	$6,243,000	$8,203,000	$10,633,000	$12,556,000

Other comprehensive income (loss)

Foreign currency translation adjustments, net of tax	589,000	224,000	1,469,000	247,000

Total comprehensive income	$6,832,000	$8,427,000	$12,102,000	$12,803,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 29, 2004

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the “Company”), based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and five household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No-Vac rug and room deodorizers, and Spot Shot aerosol carpet spot stain remover.

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

Sales Concentration

Revenues from the Company’s sales of its products to Wal-Mart stores were 10 percent and 11 percent of the Company’s consolidated net sales during the three months ended February 29, 2004 and February 28, 2003, respectively, and 11 percent of the Company’s consolidated net sales during each of the six months ended February 29, 2004 and February 28, 2003. Wal-Mart stores is a U.S. mass retail customer of a variety of the Company’s product offerings.

Earnings per Share

Common stock equivalents of 248,517 and 170,781 shares for the three months ended February 29, 2004 and February 28, 2003, respectively, were used to calculate diluted earnings per share. Common stock equivalents of 248,480 and 199,318 shares for the six months ended February 29, 2004 and February 28, 2003, respectively, were used to calculate diluted earnings per share. Common stock equivalents are comprised of options granted under the Company’s stock option plan and potential shares related to the Company’s restricted stock plan. Options outstanding totaling 16,703 and 400,047 for the three months ended February 29, 2004 and February 28, 2003, respectively, and 64,710 and 259,793 for the six months ended February 29, 2004 and February 28, 2003 were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Stock-Based Compensation

At February 29, 2004, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income during the three and six-months ended February 28, 2003, as all options granted during those periods under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock based employee compensation.

	Three months ended February		Six months ended February
	2004	2003	2004	2003
Net income, as reported	$6,243,000	$8,203,000	$10,633,000	$12,556,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	15,000	—	15,000	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(601,000)	(173,000)	(907,000)	(277,000)

Pro forma net income	$5,657,000	$8,030,000	$9,741,000	$12,279,000

Earnings per share:
Basic- as reported	$0.37	$0.50	$0.63	$0.76

Basic- pro forma	$0.33	$0.48	$0.58	$0.74

Diluted- as reported	$0.36	$0.49	$0.62	$0.75

Diluted- pro forma	$0.33	$0.48	$0.57	$0.73

The fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended February		Six months ended February
	2004	2003	2004	2003
Risk-free interest rate	3.21%	2.27%	2.26%	2.20%
Expected volatility of common stock	40.8%	39.6%	43.4%	39.6%
Dividend yield	2.25%	2.96%	2.7%	2.91%
Expected option term	5	3	3	3

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applied to the first reporting

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity according to the definition in FIN 46R, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46R and the Company was determined to be the primary beneficiary, the impact of consolidating VML would not have a material effect on the Company’s financial statements.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are no longer amortized, but rather are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. The Company uses a discounted cash flow model in its impairment test. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, and Spot Shot with a total value of $35.7 million, which are included in the assets of the Americas segment.

The carrying value of acquisition-related goodwill at February 29, 2004 and August 31, 2003, was $92.4 million, and $92.3 million, respectively. The increase in goodwill from period to period relates to foreign currency translation adjustments. As of February 29, 2004, goodwill, by reportable segment is as follows: the Americas, $85.6 million; Europe, $5.6 million; and Pacific Rim, $1.2 million.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, with the potential exception of the legal actions discussed below.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 29, 2004.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 29, 2004.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of February 29, 2004 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 4 - BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

The tables below present information about reported segments:

Three months ended:	The Americas	Europe	Asia- Pacific	Total
February 29, 2004
Net Sales	$39,451,000	$14,374,000	$4,656,000	$58,481,000
Operating Income	6,561,000	3,317,000	1,317,000	11,195,000
Depreciation	180,000	120,000	18,000	318,000
Interest Income	51,000	16,000	2,000	69,000
Interest Expense	1,759,000	—	—	1,759,000
Total Assets	$217,982,000	$26,309,000	$3,570,000	$247,861,000

February 28, 2003
Net Sales	$42,772,000	$12,215,000	$3,358,000	$58,345,000
Operating Income	9,828,000	2,995,000	842,000	13,665,000
Depreciation	192,000	122,000	11,000	325,000
Interest Income	43,000	22,000	3,000	68,000
Interest Expense	1,784,000	—	—	1,784,000
Total Assets	$188,733,000	$23,886,000	$3,681,000	$216,300,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Six months ended:	The Americas	Europe	Asia- Pacific	Total
February 29, 2004
Net Sales	$79,196,000	$24,507,000	$7,318,000	$111,021,000
Operating Income	13,221,000	4,446,000	1,887,000	19,554,000
Depreciation	364,000	254,000	36,000	654,000
Interest Income	170,000	33,000	5,000	208,000
Interest Expense	3,514,000	—	—	3,514,000
Total Assets	$217,982,000	$26,309,000	$3,570,000	$247,861,000

February 28, 2003
Net Sales	$82,812,000	$20,497,000	$6,389,000	$109,698,000
Operating Income	16,380,000	3,959,000	1,450,000	21,789,000
Depreciation	385,000	257,000	23,000	665,000
Interest Income	43,000	42,000	5,000	90,000
Interest Expense	3,525,000	—	—	3,525,000
Total Assets	$188,733,000	$23,886,000	$3,681,000	$216,300,000

Revenues by Product Line

Three months ended	February 29, 2004	February 28, 2003

Lubricants	$40,390,000	$37,639,000
Hand cleaning products	1,333,000	1,461,000
Household products	16,758,000	19,245,000

Total	$58,481,000	$58,345,000

Six months ended
Lubricants	$71,695,000	$67,069,000
Hand cleaning products	3,018,000	3,772,000
Household products	36,308,000	38,857,000

Total	$111,021,000	$109,698,000

NOTE 5 - SELECTED FINANCIAL STATEMENT INFORMATION

	February 29, 2004	August 31, 2003
Inventories
Raw Materials	$482,000	$441,000
Finished Goods	5,434,000	4,268,000

	$5,916,000	$4,709,000

	February 29, 2004	August 31, 2003
Plant, Property and Equipment, net
Property, plant and equipment	$14,269,000	$12,652,000
Accumulated depreciation	(7,262,000)	(6,129,000)

	$7,007,000	$6,523,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$92,423,000	$92,267,000
Intangibles with indefinite lives (Trade names)	35,700,000	35,700,000

	$128,123,000	$127,967,000

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

Beginning on April 30, 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.8 million and $0.4 million investment in VML as of February 29, 2004 and February 28, 2003, respectively, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, for the three and six month periods ended February 29, 2004, respectively, and $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2003, respectively.

Product purchased from VML included approximately $8.9 million, and $19.1 million during the three and six months ended February 29, 2004, respectively, and approximately $9.6 million, and $19.6 million during the three and six months ended February 28, 2003, respectively. The Company had product payables to VML of $4.3 million and $4.7 million at February 29, 2004 and August 31, 2003, respectively, and has guaranteed VML’s $6 million line of credit which expires on June 30, 2004, of which $5.3 million and $4.9 million was outstanding as of February 29, 2004 and August 31, 2003, respectively. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

NOTE 7 - SUBSEQUENT EVENTS

On April 2, 2004, the Company purchased the 1001 Brand of carpet cleaner from PZ Cussons plc for 6.2 million pounds sterling ($11.3 million) paid in cash. The brand purchased includes a line of household and carpet cleaners. The Company acquired this brand to gain a presence in the European market, and to leverage an introduction of the Company’s existing Spot Shot and Carpet Fresh formulas through the use of an existing brand.

On April 6, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on April 30, 2004 to shareholders of record on April 19, 2004.

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the newly approved plan, which is in effect for twelve months, the Company is authorized to acquire up to $15 million of the Company’s outstanding shares.

ITEM 2- Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and five household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No-Vac rug and room deodorizers, and Spot Shot aerosol carpet spot stain remover. These brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold primarily in North America. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts)

	Three months ended			Six months ended
	February 29, 2004	February 28, 2003	% change	February 29, 2004	February 28, 2003	% change
Net Sales	$58,481	$58,345	0%	$111,021	$109,698	1%
Gross Profit	30,329	30,843	(2)%	58,263	56,233	4%
Operating Profit	11,195	13,665	(18)%	19,554	21,789	(10)%
Net income	6,243	8,203	(24)%	10,633	12,556	(15)%
Net income per share (diluted)	$0.36	$0.49	(27)%	$0.62	$0.75	(18)%

HIGHLIGHTS

•	Sales in the quarter and year-to-date period reflect growth in our Europe and Asia/Pacific segments, with declines in the Americas segment.

•	Changes in foreign currency rates compared to the prior year periods contributed to the growth of our sales as well as growth in expenses. The current year six-month results translated at last year’s exchange rates would have produced sales of $107.0 million and net income of $10.4 million. Therefore, the impact of foreign currency translation positively affected sales and net income for the six-month period by $4 million and $0.3 million, respectively. The benefit of increased exchange rates impacted results in Europe, Australia and Canada.

•	Sales in the Americas suffered from declines in the U.S. household products business. Although we experienced solid growth of Spot Shot through gains in distribution, we experienced sales declines in the other U.S. household products due to increased advertising and promotional discounts, which are recorded as offsets to sales, and declines in distribution of Carpet Fresh and X-14 during the quarter and year-to-date periods.

•	The Company instituted a price increase in the U.S. market of certain lubricants and household products during the first quarter of the year. Several of our key customers responded with decreased promotional activity, which had an adverse impact on sales of several of our brands, most notably WD-40.

•	Operating expenses are up 12% year-to-date and 11% in the second quarter, primarily due to increased foreign exchange rates, along with increased professional services, freight, insurance, and a variety of other items.

•	As planned, the investment in advertising and promotional activity is up for the quarter and year to date periods by 41% and 32%, respectively, compared to the prior year periods.

•	New product introductions continue, with the 2000 Flushes clip-on launched in January of 2004, and continued rollout of the 3-IN-ONE Professional line of products. We continue to work on other product, packaging, and promotional innovations, which are expected to contribute to the long-term growth of our brands.

•	Cash flow has benefited from the exercises of employee common stock options.

•	Weighted average shares outstanding, including the effects of dilution, has increased to 17.2 million for the year-to–date period compared to 16.7 million in the comparable prior year period, due to exercises of employee stock options and an increase in the Company’s average stock price.

RESULTS OF OPERATIONS

Second Quarter of fiscal year 2004 Compared to Second Quarter of fiscal year 2003

Net Sales

Net sales were $58.5 million in the second quarter ended February 29, 2004, up $0.2 million from net sales of $58.3 million in the prior year quarter. Sales in the Americas segment declined by $3.3 million, or 8%, with Europe sales up by $2.2 million, or 18%, and sales in Asia/Pacific up by $1.3 million, or 39%. Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current year quarter results translated at prior year period exchange rates would have produced sales of $56 million, thus, the impact of foreign currency translation positively affected second quarter sales by $2.5 million.

By product line, sales of the lubricants WD-40 and 3-IN-ONE increased 7% on a worldwide basis, with hand cleaner sales of Lava and Solvol down by $0.1 million, or 9%, and sales of the household cleaners Carpet Fresh, No-Vac, X-14, 2000 Flushes and Spot Shot down in total by $2.5 million, or 13% compared to the prior year quarter.

Gross Profit

Gross profit was $30.3 million, or 51.9% of sales in the second quarter, compared to $30.8 million, or 52.9% of sales in the comparable period last year. The 1.0% decrease in gross margin percentage is primarily due to the increase of advertising and promotional discounts during the quarter, but was also affected by the mix of products sold, the effect of the U.S. price increase, and changes in other supply chain costs. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 3.9% in the current period compared to 3.0% in the prior year period. Changes in product mix resulted in a 1.7% decrease in gross margin. The increase in pricing of certain products in the U.S. added 1.1% to gross margin percentage compared to the prior year period. Changes in other supply chain costs resulted in a 0.5% increase to gross margin percentage in the current quarter. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. Although we have experienced recent savings of certain supply chain costs in the current quarter, we do not expect this to continue through the fiscal year, as we foresee increased pressures on the cost of components, raw materials and finished goods. The Company expects that its fiscal 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

Note that the Company’s gross margins may not be comparable to those of other entities, since some entities include all costs related to distribution of their products in cost of product sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general, and administrative expenses.

Selling, General and Administrative Expenses

Selling, general, & administrative expenses (“SG&A”) for the second quarter of fiscal 2004 increased to $14.0 million from $12.7 million for the second quarter of last year. The increase in SG&A is attributable to a number of items including: $0.6 million related to increased exchange rates; $0.3 million increase in professional fees; $0.1 million related to increased insurance costs; Professional fees are increased due to higher accounting fees as well as increased work to prepare for new regulatory requirements. Other increased costs include $0.4 million of increased freight, and $0.2 million other corporate costs including bad debt, investor relations and other office expenses, offset by a $0.3 million reduction in sales commissions due to reduced sales through the grocery trade channel. As a percentage of sales, SG&A increased to 24.0% in the second quarter from 21.7% in the same period last year, primarily attributable to those items listed above.

Advertising and sales promotion expense

Advertising and sales promotion expense increased to $5.1 million for the second quarter from $3.6 million for the second quarter last year and, as a percentage of sales, increased to 8.7% in the second quarter, from 6.2% in the comparable prior year period. The increase is mainly related to increases in product demos, coupon space and print media. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

Income from Operations

Income from operations was $11.2 million, or 19.1% of sales in the second quarter, compared to $13.7 million, or 23.4% of sales in the second quarter of fiscal 2004, a decrease of 18.1%. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net

Interest expense, net was $1.7 million during both quarters ended February 29, 2004 and February 28, 2003.

Other expense/ income, net

Other expense was $47,000 during the quarter, compared to other income of $203,000 in the prior year quarter, a change of $250,000 due to increased losses on foreign currency exchange in the European business.

Provision for income taxes

The provision for income taxes was 34% of taxable income for the second quarter of fiscal 2004, an increase from 32.5% in the prior year quarter. The increase in tax rate to 34% is due the upward trend in worldwide income at a higher rate than tax credits over the past few quarters. As the upward trend in worldwide taxable income continues, a correlating increase in the tax rate is also likely.

Net Income

Net income was $6.2 million, or $0.36 per share on a fully diluted basis in the second quarter of fiscal year 2004, compared to $8.2 million, or $0.49 per share in the second quarter of fiscal year 2003.

Segment Results

Following is a discussion of sales by region for the current and prior year first quarter.

Americas

Net Sales (in millions)	Three months ended
	February 29, 2004	February 28, 2003	$ change	% change
Americas
Lubricants	$21,962	$22,389	$(427)	(2)%
Hand cleaners	1,008	1,166	(158)	(14)%
Household products	16,481	19,217	(2,736)	(14)%

Sub-total	$39,451	$42,772	$(3,321)	(8)%
% of consolidated	67%	73%	(6)%

In the Americas region, sales for the second quarter ended February 29, 2004 were down 8% over the prior year period. Compared to the prior year quarter, lubricant sales were down $0.4 million, or 2%; hand cleaner sales decreased $0.2 million, or 14%; and household products decreased $2.7 million, or 14%.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004. The increase was implemented to help offset increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics required in order to meet the needs of customers. This price increase added 3.3% to sales in the U.S. during the second quarter of fiscal year 2004.

The decrease in lubricant sales in the Americas in the quarter relates to a decline in WD-40 sales in the U.S., offset by strong 3-IN-ONE sales in the U.S. and Canada. In the U.S., WD-40 sales were down in the quarter due to decreased promotional activity by our customers. In response to the U.S. price increase several of our key customers cut back on promotional activity in the period, resulting in declines in our WD-40 sales. This is considered a short-term response and could continue through this fiscal year, but is not considered to be indicative of a long-term trend. We expect that historical levels of customer promotional activity will be restored through promotional innovation in future periods. 3-IN-ONE sales in the U.S. and Canada continue to grow as a result of the introduction of the 3-IN-ONE Professional line of products.

Household product sales in the second quarter of fiscal year 2004 were down by $2.7 million, or 14% compared to the prior year period due to declines in the U.S. Sales in the U.S. decreased by $2.7 million, or 15% due to decreased sales of Carpet Fresh rug and room deodorizers, X-14 hard surface cleaners, and 2000 Flushes/X-14 automatic toilet bowl cleaners. These declines are a result of a variety of reasons, including increased advertising and promotional discounts compared to the prior year quarter, along with the effects of competitive factors within and among their product categories that are further described below. These declines were partially offset by growth in Spot Shot due to the benefits from television advertising, other advertising investments and a continuing bonus can promotion.

The categories where the Company’s household product brands compete have experienced competitive pressure from a variety of new product introductions in both related and unrelated categories. Retailers have cut back shelf space for traditional rug and room deodorizers and have reallocated space to other air care products. As a result, the rug and room deodorizer category as a whole has declined. Although sales of the Carpet Fresh brand have declined due to losses in distribution resulting from the abovementioned events, the brand has increased dollar share of the grocery segment.

The X-14 hard surface cleaners have been negatively affected by competitive product introductions within their categories. Two other competitive brands have been introduced into the mildew stain remover category, which have negatively impacted X-14’s market share within the category. The Company has repositioned the X-14 product to respond to this competition by recently introducing a larger size and long-lasting mildew prevention claim. This repositioning highlights a proven claim that X-14 produces more effective results compared to the leading products in the category.

Sales of 2000 Flushes/X-14 automatic toilet bowl cleaners are down in the current quarter compared to the prior year quarter due to increased advertising and promotional related costs associated with the launch of the 2000 Flushes clip-on product during the quarter. These costs include slotting fees paid to gain shelf space for the new product, and are expected to continue through the fiscal year. These increased costs are considered investments into the launch of the new product in order to build distribution as it is introduced across various trade channels.

The Company expects to address the challenges and opportunities that exist within the competitive environments of the household products categories through product and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas decreased to $1.0 million in the second quarter this year, down from $1.2 million in the prior year. Distribution of hand cleaners remains strong through the grocery trade. However, outside grocery, the Lava brand has lost distribution compared to the prior year period. The Company is currently evaluating alternatives for the development of the Lava brand. Until this plan is determined and executed, the Company expects the lower sales levels to continue.

For this region, 87% of the sales in the second quarter of fiscal year 2004 came from the U.S., and 13% came from Canada and Latin America, compared to the distribution in the second quarter of fiscal 2003, when 88% of sales came from the U.S., and 12% came from Canada and Latin America. The change is reflective of the declines in U.S. household product sales compared to the prior year period.

Europe

Net Sales (in millions)	Three months ended
	February 29, 2004	February 28, 2003	$ change	% change
Europe
Lubricants	$14,319	$12,128	$2,191	18%
Hand cleaners	3	60	(57)	(95)%
Household products	52	27	25	93%

Sub-total	$14,374	$12,215	$2,159	18%
% of consolidated	25%	21%	4%

Current quarter sales in Europe grew to $14.4 million, up $2.2 million, or 18% over sales in the prior year second quarter. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current quarter results translated at prior period exchange rates would have produced sales of $12.6 million in this region. Thus, the impact of foreign currency translation positively affected quarterly sales for this region by $1.8 million, or 15%. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 26%; France, 18%; Germany, 26%; Spain, 17%; Italy 3%; and in the countries in which the Company sells through local distributors, 8%. The U.K. sales are up over the prior year in U.S dollars due to benefits associated with a restructuring of the sales team during mid-fiscal year 2003. The growth in France, Germany, and Spain is a result of expanded distribution in all trade channels. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 44% of the region’s sales for the current year, up from 43% in the prior year period. In the long term, these markets are expected to continue to be important contributors to the region’s growth.

European direct markets experienced growth in the second quarter, with the exception of Italy where in local currency sales declined. The UK market saw the benefits of improved relationships with key customers, a direct relation to the past reorganization of the sales team. In the second quarter Italy completed its transition of staff, as two sales vacancies were filled. Growth is expected through the fiscal year across all of the direct markets.

Asia/Pacific

Net Sales (in millions)	Three months ended
	February 29, 2004	February 28, 2003	$ change	% change
Asia-Pacific
Lubricants	$4,109	$3,122	$987	32%
Hand cleaners	322	235	87	37%
Household products	225	1	224	100%

Sub-total	$4,656	$3,358	$1,298	39%
% of consolidated	8%	6%	2%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for the second quarter of fiscal year 2004 were $4.7 million, up $1.3 million, or 39% compared to the same period last year. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current quarter results translated at prior period exchange rates would have produced sales of $4.4 million in this region. Thus, the impact of foreign currency translation positively affected quarterly sales for this region by $0.3 million, or 8%. The increase in Asia-Pacific sales is primarily due to growth of lubricant sales in Australia and most Asian markets. The increase in Australian lubricant sales is due to the success of 50th anniversary promotional programs and advertising. In Asia, countries including China, Indonesia, South Korea and Philippines all experienced growth compared to last year’s second quarter, while new distributors in Malaysia, Thailand and Taiwan, which were in a period of transition during the first quarter, contributed to increased sales of key brands in the second quarter compared to the prior year. The launch of No-Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

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

Six Months Ended February 29, 2004 Compared to Six Months Ended February 28, 2003

Net Sales

Net sales were $111.0 million in the six months ended February 29, 2004, an increase of 1% from net sales of $109.7 million in the comparable prior year period. Sales in the Americas segment declined by $3.6 million, or 4%, with Europe sales up by $4.0 million, or 20%, and sales in Asia/Pacific up by $0.9 million, or 15%. Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year six-month results translated at last year’s exchange rates would have produced sales of $107.0 million and net income of $10.4 million. Therefore, the impact of foreign currency translation positively affected sales for the six-month period by $4.0 million.

By product line, sales of the lubricants WD-40 and 3-IN-ONE increased 7% on a worldwide basis, with hand cleaner sales of Lava and Solvol down by $0.8 million, or 20%, and sales of the household cleaners Carpet Fresh, No-Vac, X-14, 2000 Flushes and Spot Shot down in total by $2.5 million, or 7% over the prior year period.

Gross Profit

Gross profit was $58.3 million, or 52.5% of sales in the six-month period, compared to $56.2 million, or 51.3% of sales in the comparable period last year. The 1.2% increase in gross margin percentage is primarily due to reduced advertising and promotional discounts, the mix of products sold, the effect of the U.S. price increase, and other supply chain savings. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 3.8% in the current period compared to 3.9% in the prior year period. The increase in pricing of certain products in the U.S. added 0.8% to gross margin percentage compared to the prior year period. Other supply chain savings resulted in a 0.8% increase to gross margin percentage in the six-month period. Changes in product mix resulted in a 0.5% decrease in gross margin percentage. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. Although we have experienced recent savings of certain supply chain costs in the year-to-date period, we do not expect this to continue through the fiscal year, as we foresee increased pressures on the cost of components, raw materials and finished goods. The Company expects that its fiscal year 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

Note that the Company’s gross margins may not be comparable to those of other entities, since some entities include all costs related to distribution of their products in cost of product sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general, and administrative expenses.

Selling, General and Administrative Expenses

Selling, general, & administrative expenses (“SG&A”) for the six months ended February 29, 2004 increased to $28.2 million from $25.5 million for the same period last year. The increase in SG&A is attributable to a number of items including: $1.0 million related to increased exchange rates; $0.4 million increase in professional fees, primarily due to additional legal and accounting related to regulatory compliance; $0.2 million related to increased insurance costs; $0.3 million related to activities surrounding the 50th anniversary of the Company; and $0.2 million net increase in employee costs, including salary increases, additional staffing in Europe, increased fringe benefits, offset by decreased bonus costs compared to the prior year period; $0.3 million increase in freight costs, $0.2 million increase in investor relations activities; $0.3 million increase in other items primarily office overhead expenses; all offset by a $0.2 million decrease in commissions associated with the decline in sales to the grocery trade channel. As a percentage of sales, SG&A increased to 25.4% in the first six months from 23.3% in the same period last year, primarily attributable to those items listed above.

Advertising and sales promotion expense

Advertising and sales promotion expense increased to $10.5 million for the first six months of fiscal year 2004 up from $8.0 million for the same period last year and, as a percentage of sales, increased to 9.5% in the current period, from 7.2% in the comparable prior year period. The increase is mainly related to additional television advertising in the current year along with increased product demos, coupon space and print media. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

Loss on write-of off non-compete agreement

The $879,000 loss on the write off of the non-compete agreement in the prior year six-month period relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates was not likely to continue. Accordingly, the remaining $879,000 book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense

There was no amortization expense for the six months ended February 29, 2004, compared to $71,000 in the same period of the prior year. The difference relates to the write off of the non-compete agreement in the second quarter of fiscal 2003.

Income from Operations

Income from operations was $19.6 million, or 17.6% of sales in the six month period of the fiscal year 2004, compared to $21.8 million, or 19.9% of sales in the six-month period of fiscal year 2003, a decrease of 10.3%. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net

Interest expense, net was $3.3 million and $3.4 million during the six months ended February 29, 2004 and February 28, 2003, respectively. The change in interest expense, net is due to increased interest income as a result of the increase in the Company’s cash balance.

Other expense/ income, net

Other expense was $138,000 during the period, compared to other income of $248,000 in the prior year period, due to the effects of foreign currency exchange losses in the current period, compared to gains in the prior year period, due to transaction gains/losses in our European business.

Provision for income taxes

The provision for income taxes was 34% of taxable income for the six months ending February 29. 2004, an increase from 32.5% in the prior year period. The increase in tax rate to 34% is due the upward trend in worldwide income at a higher rate than tax credits over the past few quarters. As the upward trend in worldwide taxable income continues, a correlating increase in the tax rate is also likely.

Net Income

Net income was $10.6 million, or $0.62 per share on a fully diluted basis for the six months ended February 29, 2004, compared to $12.6 million, or $0.75 per share for the six months ended February 28, 2003.

Segment Results

Following is a discussion of sales by region for the current and prior year six month periods.

Americas

Net Sales (in millions)	Six months ended
	February 29, 2004	February 28, 2003	$ change	% change
Americas
Lubricants	$40,859	$40,910	$(51)	—
Hand cleaners	2,359	3,084	(725)	(24)%
Household products	35,978	38,818	(2,840)	(7)%

Sub-total	$79,196	$82,812	$(3,616)	(4)%
% of consolidated	71%	75%	(4)%

In the Americas region, sales for the six months ended February 29, 2004 were down 4% over the prior year period. Lubricant sales were essentially even with the prior year; hand cleaner sales decreased $0.7 million, or 24%; and household products decreased $2.9 million, or 7%.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004. The increase was implemented to help offset increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics required in order to meet the needs of customers. This price increase added 2.4% to sales in the U.S. during the six months ended February 29, 2004.

The sales of lubricants in the prior and current year six month periods in the Americas were even due to the decline of WD-40 sales in the U.S., offset by growth of 3-IN-ONE sales in the U.S. and growth of both WD-40 and 3-IN-ONE sales in the Canadian region. In the U.S., WD-40 sales were down due to decreased promotional activity by several key customers in the second quarter, as mentioned in our second quarter segment analysis. 3-IN-ONE sales were increased in the U.S. over the prior year period, as the 3-IN-ONE Professional line began shipping into the U.S. market towards the end of February of fiscal year 2003. Lubricant sales in Canada were up 21%, of which 17% was due to the impact of translation to U.S. dollars and 4% related to the success of the 50th anniversary can program along with growth of 3-IN-ONE sales due to the introduction of the Professional line.

Household product sales in the first six months of fiscal year 2004 were down compared to the prior year period due to declines in the U.S., partially offset by growth in Canada. Sales in the U.S. decreased by $3.3 million, or 9%, with growth in Canada of $0.5 million, or 25%. The decrease in the U.S. is due to decreased sales of Carpet Fresh rug and room deodorizers, X-14 hard surface cleaners, and 2000 Flushes/X-14 automatic toilet bowl cleaners for a variety of reasons. These reasons include a variety of competitive factors within and among their product categories as discussed in the quarterly segment analysis. The declines in these brands were partially offset by growth in Spot Shot sales due to the benefits from increased investments in advertising and promotional activity discussed above under “Advertising and sales promotion expense”, and a bonus can promotion.

As discussed in the second quarter segment analysis, Carpet Fresh and X-14 have experienced declining sales due to a variety of competitive factors. Although sales of the Carpet Fresh brand have declined due to losses in distribution, the brand has increased dollar share of the grocery segment. Competitive product introductions have affected the sales and market share of X-14. The Company repositioned the X-14 product, highlighting a proven claim that X-14 produces more effective results compared to the leading products in the category. The 2000 Flushes/X-14 automatic toilet bowl cleaners are down for the year to date period due to slotting fees paid associated with the launch of the new clip-on product, which are recorded as offsets against sales. These costs are expected to continue as the Company gains distribution of this new product.

The Company expects to address the challenges and opportunities that exist within the competitive environments of the household products categories through product and promotional innovation.

Growth in sales of household products in Canada relate to growth in distribution of Spot Shot, the impact of translation to U.S. dollars, and new distribution in the quarter of 2000 Flushes in the grocery trade channel. The impact of translation to U.S. dollars accounted for 19% of the increase of household product sales in Canada during the six month period.

Sales of heavy-duty hand cleaners for the Americas decreased to $2.4 million in the first six months this year, down from $3.1 million in the prior year. Distribution of hand cleaners remains strong through the grocery trade. However, outside grocery, the Lava brand has lost distribution compared to the prior year period. The Company is currently evaluating alternatives for the development of the Lava brand. Until this plan is determined and executed, the Company expects the lower sales levels to continue.

For this region, 87% of the sales in the first six months of fiscal year 2004 came from the U.S., and 13% came from Canada and Latin America, compared to the distribution in the first quarter of fiscal 2003, when 89% of sales came from the U.S., and 11% came from Canada and Latin America. The change is reflective of the decline of the U.S. household product sales compared to the prior year period.

Europe

Net Sales	Six months ended
(in millions)	February 29, 2004	February 28, 2003	$ change	% change
Europe
Lubricants	$24,434	$20,287	$4,147	20%
Hand cleaners	21	183	(162)	(89)%
Household products	52	27	25	93%

Sub-total	$24,507	$20,497	$4,010	20%
% of consolidated	22%	19%	3%

European sales for the six months ended February 29, 2004 were $24.5 million, up $4.0 million, or 20% over sales in the prior year six months. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year six-month results translated at last year’s exchange rates would have produced sales of $21.9 million in this region. Therefore, the impact of foreign currency translation positively affected sales for the six-month period in this region by $2.6 million, or 13%. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 30%; France, 15%; Germany, 25%; Spain, 21%; and in the countries in which the Company sells through local distributors, 15%. Sales declined in Italy by 7%. The U.K. sales are up over the prior year in U.S dollars due to benefits associated with a restructuring of the sales team during mid-fiscal year 2003. The growth in France, Germany, and Spain is a result of expanded distribution in all trade channels. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 44% of the region’s sales for the current year, down from 45% in the prior year period. This change is reflective of the robust growth of the distributor markets during the current period. In the long term, the direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market results reflect solid growth in the eastern European markets, which is expected to continue through the fiscal year. These markets continue to experience growth in distribution and usage resulting from increased market penetration and consumer awareness. In our direct markets, the UK, Germany and Spain experienced growth in the first six months. In Italy year-to date sales were affected by a transition of staff in the sales team as two vacancies were filled during the second quarter of fiscal year 2004. The UK market is seeing the benefits from improved relationships with key customers, a direct relation to the past reorganization of the sales team. In the first quarter of fiscal year 2004 the Company established the legal grounds to go direct in the Dutch market, where sales were formerly carried through local distributors. Direct sales to this market began in the second quarter of fiscal year 2004.

Asia/Pacific

Net Sales	Six months ended
(in millions)	February 29, 2004	February 28, 2003	$ change	% change
Asia-Pacific
Lubricants	$6,402	$5,872	$530	9%
Hand cleaners	638	505	133	26%
Household products	278	12	266	2217%

Sub-total	$7,318	$6,389	$929	15%
% of consolidated	7%	6%	1%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for the first six months of fiscal year 2004 were $7.3 million, up $0.9 million, or 15%, compared to the same period last year. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year six-month results translated at last year’s exchange rates would have produced sales of $6.8 million in this region. Therefore, the impact of foreign currency translation positively affected sales for the six-month period in this region by $0.5 million, or 8%. Australian lubricant sales are up due to the success of 50th anniversary promotional programs and advertising. In Asia, sales in the region are even with the prior year period, as declines experienced in the first quarter were made up in the second quarter. New distributors in Malaysia, Thailand and Taiwan have been successfully transitioned. The launch of No-Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company released a new shaped WD-40 can into the market in China in the first quarter of fiscal year 2004, and will soon introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeits to imitate the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company chose to reduce the availability on its revolving line of credit from $20 million down to $10 million in the first quarter of fiscal year 2004. The line of credit has no balance outstanding as of February 29, 2004.

For the six months ended February 29, 2004, cash and cash equivalents increased by $16.0 million, from $42.0 million at the end of fiscal 2003 to $58.0 million at February 29, 2004. Operating cash flow of $17.2 million was partially offset by cash used in investing activities of $1.2 million and cash used in financing activities of $0.2 million.

Current assets, excluding cash, decreased by $4.8 million to $48.5 million at February 29, 2004, down from $53.3 million at August 31, 2003. Accounts receivable decreased to $36.2 million, down $5.7 million from $41.9 million at August 31, 2003, as a result of decreased sales in the second quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003. Inventory increased to $5.9 million, up by $1.2 million from $4.7 million at fiscal year 2003 due to timing and lower sales levels compared to the end of the year. Product at contract packagers decreased to $1.6 million, down from $1.7 million at August 31, 2003 due to the timing of shipments of product versus payments received.

Current liabilities decreased by $3.7 million to $41.0 million at February 29, 2004 from $44.7 million at August 31, 2003. Accounts payable and other accrued liabilities increased by $0.1 million due to timing. The additional year to date decrease in other current liabilities was due to the $1.5 million decrease in accrued payroll and related expenses, which includes the payout of bonus costs for fiscal year 2003. The timing of tax payments caused a $2.3 million change in income taxes payable.

At February 29, 2004, working capital increased to $65.4 million, up $14.8 million from $50.6 million at the end of fiscal year 2003. The current ratio at February 29, 2004 is 2.6, increased from 2.1 at August 31, 2003.

Net cash provided by operating activities for the six months ended February 29, 2004 was $17.2 million. This amount consisted of $10.6 million from net income with an additional $3.6 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from employee exercises of stock options, and equity earnings from VML Company L.L.C. (“VML”) net of distributions received, stock compensation, and gain/loss on sale of equipment, along with $2.9 million related to changes in the working capital as described above, and changes in other long-term liabilities.

Net cash used in investing activities for the first six months of fiscal year 2004 was $1.2 million. This includes capital expenditures, partially offset by proceeds from the sale of equipment. Capital expenditures of $1.3 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements. For fiscal 2004, the Company expects to spend approximately $2.5 million for new capital assets.

For the first six months fiscal year 2004, the cash provided by financing activities includes $6.5 million in proceeds from the exercise of common stock options, offset by dividend payments of $6.8 million.

Management believes the Company has access to sufficient capital through the combination of available cash balances, the existing line of credit, and internally generated funds. Management considers various factors when reviewing liquidity needs, and plans for available cash on hand including: future debt principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis), alternative investment opportunities, loan covenants, and any other relevant considerations currently facing the business.

On April 6, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on April 30, 2004 to shareholders of record on April 19, 2004. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the newly approved plan, which is in effect for twelve months, the Company is authorized to acquire up to $15 million of the Company’s outstanding shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applied to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company is currently assessing the impact on the financial statements, including determining whether its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity according to the definition in FIN 46R, and if so, whether the Company or the 70% owner is the primary beneficiary. If VML were determined to be a variable interest entity under FIN 46R and the Company was determined to be the primary beneficiary, the impact of consolidating VML would not have a material effect on the Company’s financial statements.

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

Beginning on April 30, 2004, the Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest at that time. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The $0.8 million and $0.4 million investment in VML as of February 29, 2004 and February 28, 2003, respectively, is included in other long-term assets on the balance sheet. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, for the three and six month periods ended February 29, 2004, respectively, and $0.1 million and $0.3 million, for the three and six month periods ended February 28, 2003, respectively.

Product purchased from VML included approximately $8.9 million, and $19.1 million during the three and six months ended February 29, 2004, respectively, and approximately $9.6 million, and $19.6 million during the three and six months ended February 28, 2003, respectively. The Company had product payables to VML of $4.3 million and $4.7 million at February 29, 2004 and August 31, 2003, respectively, and has guaranteed VML’s $6 million line of credit which expires on June 30, 2004, of which $5.3 million and $4.9 million was outstanding as of February 29, 2004 and August 31, 2003, respectively. If VML were to default on payment of the line of credit, the Company would become liable for any borrowings outstanding. Upon payment with respect to any such liability, the Company would become a general unsecured creditor of VML.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2003.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2004, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we continue to review and update such controls and procedures. We have a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. We have a process designed to maintain internal control over financial reporting to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended February 29, 2004, there were no changes to our internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

During the quarter ended February 29, 2004 there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

As reported in the Company’s report on Form 10-Q for the quarter ended November 30, 2003, separate but substantially identical legal actions were filed in September 2003 against the Company in the Superior Court of California, County of Alameda, and the Superior Court of California, County of San Diego, respectively, by Patricia Brown on behalf of the general public, to seek a remedy for alleged violation of California Business and Professions Code sections 17200, et seq., and 17500 (the “Brown Actions”). The complaints allege that the Company has misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and that the Company has unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaints seek to remedy such allegedly wrongful conduct: (i) by enjoining the Company from making the allegedly untrue representations and to require the Company to engage in a corrective advertising campaign and to order the return, replacement and/or refund of all monies paid for such ATBCs; (ii) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (iii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On September 18, 2003 the action filed in Alameda County was dismissed.

Also reported in the Company’s first quarter report on Form 10-Q, another complaint was filed against the Company on September 4, 2003, in the Superior Court of California, County of San Diego, by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, is brought as a consumer class action on the same or similar grounds as alleged in the Brown Actions and seeks substantially similar relief on behalf of the purported class of similarly situated plaintiffs.

The Company intends to vigorously defend against the claims asserted in these legal actions.

Readers are also directed to refer to the discussion of legal proceedings in Note 3- Commitments and Contingencies, included in the Interim Financial Statement footnotes under Part I- Item 1.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Stockholders’ Meeting on December 16, 2003, the following matters were voted upon and approved by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	Election of Directors.

	John C. Adams, Jr.	14,989,673	342,980
	Giles H. Bateman	14,989,428	343,225
	Richard A. Collato	15,253,044	79,609
	Mario L. Crivello	14,973,689	358,964
	Daniel W. Derbes	15,252,141	80,512
	Gary L. Luick	15,262,084	70,569
	Kenneth E. Olson	15,260,181	72,472
	Garry O. Ridge	14,954,708	377,944
	Gerald C. Schleif	14,971,280	361,373
	Neal E. Schmale	14,964,115	368,538
	Edward J. Walsh	14,972,422	360,231

		Number of Shares
		Voted For	Voted Against	Abstain
2.	Approval of amendment to the WD-40 Company 1990 Incentive Stock Option Plan	9,448,146	2,835,618	158,819

3.	Approval of the WD-40 Company Non-Employee Director Restricted Stock Plan	11,311,426	979,641	151,514

4.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2004	14,738,849	559,978	33,824

ITEM	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

10(a)	The Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan is incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(b)	The Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan is incorporated by reference from the Registrant’s Proxy Statement filed November 4, 2003 (appendix thereto).

10(c)	WD-40 Company (UK) Limited acquisition agreement for the purchase of the business and certain assets relating to the 1001 household cleaning brand.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: April 14, 2004	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)