Form 10-Q
period 2004-05-31
WD 40 CO
filed 2004-07-15
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock as of June 30, 2004	16,861,831

Part I Financial Information

ITEM 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheet

Assets

(unaudited)

	May 31, 2004	August 31, 2003
Current assets:
Cash and cash equivalents	$34,648,000	$41,971,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,773,000 and $1,768,000	33,366,000	41,925,000
Product held at contract packagers	1,762,000	1,704,000
Inventories	6,464,000	4,709,000
Current deferred tax assets	2,875,000	2,387,000
Other current assets	1,536,000	2,565,000

Total current assets	80,651,000	95,261,000

Property, plant, and equipment, net	7,245,000	6,523,000
Goodwill	95,893,000	92,267,000
Other intangibles	43,693,000	35,700,000
Long term deferred tax assets, net	—	642,000
Other assets	6,236,000	6,265,000

	$233,718,000	$236,658,000

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$10,000,000	$10,000,000
Accounts payable	12,413,000	14,772,000
Accrued liabilities	11,259,000	11,999,000
Accrued payroll and related expenses	2,334,000	5,122,000
Income taxes payable	1,121,000	2,780,000

Total current liabilities	37,127,000	44,673,000

Long-term debt	75,000,000	85,000,000
Deferred employee benefits and other long-term liabilities	1,990,000	1,781,000
Long-term deferred tax liability, net	2,995,000	—

Total liabilities	117,112,000	131,454,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — shares issued of 17,065,811 and 16,728,571	17,000	17,000
Paid-in capital	49,333,000	40,607,000
Retained earnings	70,589,000	64,068,000
Accumulated other comprehensive income	1,851,000	512,000
Common stock held in treasury, at cost (170,000 shares)	(5,184,000)	—

Total shareholders’ equity	116,606,000	105,204,000

	$233,718,000	$236,658,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net sales	$59,742,000	$55,064,000	$170,763,000	$164,762,000
Cost of product sold	28,878,000	27,160,000	81,636,000	80,625,000

Gross profit	30,864,000	27,904,000	89,127,000	84,137,000

Operating expenses:

Selling, general & administrative	14,338,000	13,066,000	42,514,000	38,609,000
Advertising & sales promotions	5,839,000	4,590,000	16,372,000	12,541,000
Loss on write off of non-compete agreement	—	—	—	879,000
Amortization	89,000	—	89,000	71,000

Income from operations	10,598,000	10,248,000	30,152,000	32,037,000

Other income (expense)
Interest expense, net	(1,574,000)	(1,701,000)	(4,880,000)	(5,136,000)
Other income, net	(13,000)	58,000	(151,000)	306,000

Income before income taxes	9,011,000	8,605,000	25,121,000	27,207,000

Provision for income taxes	2,939,000	2,796,000	8,416,000	8,842,000

Net Income	$6,072,000	$5,809,000	$16,705,000	$18,365,000

Earnings per common share:

Basic	$0.36	$0.35	$0.99	$1.11

Diluted	$0.35	$0.35	$0.97	$1.10

Weighted average common shares outstanding, basic	17,019,026	16,579,647	16,938,416	16,553,241

Weighted average common shares outstanding, diluted	17,244,931	16,695,495	17,188,710	16,724,735

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Cash Flows

(unaudited)

	Nine months ended
	May 31, 2004	May 31, 2003
Cash flows from operating activities:

Net income	$16,705,000	$18,365,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,703,000	1,359,000
Loss on write off of non-compete agreement	—	879,000
Tax benefit of exercise of stock options	822,000	370,000
(Gain) loss on sale of equipment	(68,000)	(28,000)
Deferred income tax expense	2,504,000	3,336,000
Equity earnings in joint venture in excess of distributions received	(168,000)	(141,000)
Stock compensation	130,000	92,000

Changes in assets and liabilities (net of effect of acquisitions):
Trade accounts receivable	10,557,000	14,842,000
Product held at contract packagers	(59,000)	251,000
Inventories	(1,416,000)	(847,000)
Other assets	1,049,000	763,000
Accounts payable and accrued expenses	(6,699,000)	(8,895,000)
Income taxes payable	(1,800,000)	(887,000)
Long-term deferred employee benefits	197,000	162,000

Net cash provided by operating activities	23,457,000	29,621,000

Cash flows from investing activities:
Acquisition of business	(11,545,000)	(75,000)
Capital expenditures	(2,017,000)	(1,408,000)
Proceeds from sale of equipment	160,000	130,000
Proceeds on payment of note receivable	—	518,000

Net cash used in investing activities	(13,402,000)	(835,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,775,000	2,637,000
Repayment of long-term debt	(10,000,000)	—
Dividends paid	(10,183,000)	(9,936,000)
Treasury stock purchases	(5,184,000)	—
Payments on line of credit, net	—	(299,000)

Net cash used in financing activities	(17,592,000)	(7,598,000)

Effect of exchange rate changes on cash and cash equivalents	214,000	(12,000)

Increase in cash and cash equivalents	(7,323,000)	21,176,000
Cash and cash equivalents at beginning of period	41,971,000	11,091,000

Cash and cash equivalents at end of period	$34,648,000	$32,267,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statement of Other Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net Income	$6,072,000	$5,809,000	$16,705,000	$18,365,000
Other comprehensive income
Foreign currency translation adjustments, net of tax	(130,000)	510,000	1,339,000	757,000

Total comprehensive income	$5,942,000	$6,319,000	$18,044,000	$19,122,000

(See accompanying notes to consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2004

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the “Company”), based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No-Vac rug and room deodorizers, Spot Shot aerosol carpet spot stain remover and 1001 carpet and household cleaner.

The Company’s brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

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

Sales Concentration

Revenues from the Company’s sales of its products to Wal-Mart stores were 10 percent and 9 percent of the Company’s consolidated net sales during the three months ended May 31, 2004 and May 31, 2003, respectively, and 11 percent and 10 percent of the Company’s consolidated net sales during each of the nine months ended May 31, 2004 and May 31, 2003. Wal-Mart stores is a U.S. mass retail customer of a variety of the Company’s product offerings.

Earnings per Share

Weighted average common shares used in the calculation of diluted earnings per share for the three months ended May 31, 2004 and 2003, includes dilutive potential common shares of 225,905 and 115,848, respectively. Weighted average common shares used in the calculation of diluted earnings per share for the nine months ended May 31, 2004 and 2003, includes dilutive potential common shares of 250,294 and 171,494, respectively. Dilutive potential common shares are comprised of options granted under the Company’s stock option plan and restricted shares issued in accordance with the Company’s restricted stock plan. Options outstanding totaling 20,000 and 415,874 for the three months ended

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

May 31, 2004 and May 31, 2003, respectively, and 49,806 and 311,820 for the nine months ended May 31, 2004 and May 31, 2003 were excluded from the calculation of dilutive potential common shares, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

Stock-Based Compensation

At May 31, 2004, the Company had one stock option plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost is reflected in net income during the three and nine months ended May 31, 2003, as all options granted during those periods under the plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB No. 123 to stock based employee compensation.

	Three months ended May 31,		Nine months ended May 31,
	2004	2003	2004	2003
Net income, as reported	$6,072,000	$5,809,000	$16,705,000	$18,365,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	13,000	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(370,000)	(181,000)	(1,283,000)	(458,000)

Pro forma net income	$5,702,000	$5,628,000	$15,435,000	$17,907,000

Earnings per share:
Basic- as reported	$0.36	$0.35	$0.99	$1.11

Basic- pro forma	$0.34	$0.34	$0.91	$1.08

Diluted- as reported	$0.35	$0.35	$0.97	$1.10

Diluted- pro forma	$0.33	$0.34	$0.90	$1.07

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended May 31		Nine months ended May 31
	2004	2003	2004	2003
Risk-free interest rate	2.98%	n/a	2.27%	2.20%
Expected volatility of common stock	40.3%	n/a	43.4%	39.6%
Dividend yield	2.3%	n/a	2.7%	2.91%
Expected option term	5	n/a	3	3

Recent Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applied to the first reporting

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company has adopted FIN 46R for the quarter ended May 31, 2004. In accordance with FIN 46R, the Company has determined that, as of May 31, 2004, its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity and the Company is not the primary beneficiary. The adoption of this standard had no impact on the Company’s financial statements. The disclosures required by FIN 46R are included under Note 8- Related Parties.

NOTE 2 – ACQUISITIONS

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons plc for 6.2 million pounds sterling ($11.3 million) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.5 million. The acquisition included essentially all key elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market, and to leverage an introduction of the Company’s current Spot Shot and Carpet Fresh formulas through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations, and, accordingly 1001 results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the preliminary allocation of the purchase price to the various assets of the 1001 business, as of May 31, 2004:

1001 Trade name	$3,721,000
Non-contractual customer relationships	4,272,000
Goodwill	3,576,000

Total purchase price	$11,569,000

The allocation of the purchase price is based upon preliminary data and could change upon completion of the independent valuation of intangible assets by a third party valuation firm. The purchase price and its allocation are expected to be completed by August 31, 2004. If, through the valuation process, additional definite lived intangible assets related to the 1001 acquisition are identified, amortization expense over the estimated useful lives of the assets will be required, and may impact the balance sheet and results of operations.

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

In conjunction with the 1001 acquisition, the Company acquired goodwill of $3.6 million, the 1001 trade name valued at $3.7 million, and non-contractual customer relationship intangible asset valued at $4.3 million. The non-contractual customer relationship will be amortized over its estimated eight year life. The 1001 trade name has been determined to have an indefinite life.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Definite Lived Intangible Assets

The non-contractual customer relationship intangible asset was acquired in the 1001 acquisition, and is included in the European segment. This definite lived intangible asset is recorded in pounds sterling and converted to U.S. dollars for reporting purposes. There was no amortization expense during the three or nine-month periods ending May 31, 2003. The following includes the non-contractual customer relationship intangible asset related to the 1001 acquisition, that continues to be subject to amortization:

As of May 31, 2004
Gross carrying amount	$4,363,000
Accumulated amortization	(91,000)

Net carrying amount	$4,272,000

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004
Amortization Expense	$89,000	$89,000

Estimated amortization expense for non-contractual customer relationships is based on current foreign currency rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. Estimated amortization for non-contractual customer relationship in future fiscal years is as follows:

August 31, 2004	$227,000
August 31, 2005	545,000
August 31, 2006	545,000
August 31, 2007	545,000
August 31, 2008	545,000
Thereafter	$1,954,000

Indefinite Lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001 with a total value of $39.4 million, of which $35.7 million and $3.7 million is included in the assets of the Americas and European segments, respectively.

Acquisition related Goodwill

The carrying value of all acquisition-related goodwill at May 31, 2004 and August 31, 2003, was $95.9 million, and $92.3 million, respectively. The other changes to goodwill from period to period other than the goodwill associated with the 1001 acquisition relate to changes in foreign currency translation rates. As of May 31, 2004, goodwill, by reportable segment is as follows: the Americas, $85.6 million; Europe, $9.1 million; and Pacific Rim, $1.2 million.

NOTE 4- STOCK REPURCHASE PLAN

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for twelve months, the Company is authorized to acquire up to $15 million of the Company’s outstanding shares. During the three months ended May 31, 2004, the Company acquired 170,000 shares for a total cost of $5.2 million. In addition, 40,000 shares for a total cost of $1.2 million were purchased in the market prior to May 31, 2004 but funds did not settle until June.

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

On March 11, 2004 a legal action was filed against the Company’s subsidiary, Heartland Corporation, in the District Court of Johnson County, Kansas. The plaintiff alleges that Heartland Corporation failed to pay rent pursuant to certain lease obligations. In the opinion of management, this action is without merit and will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 28, 2004, separate but substantially identical legal actions were filed by the same plaintiff against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleges federal and state securities fraud and common law fraud claims against the Company. In the opinion of management, these actions are without merit and they will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short term projections provided to the Contract Manufacturers, which obligates the Company to purchase obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2004.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of May 31, 2004.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of May 31, 2004 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6 – BUSINESS SEGMENTS

The Company evaluates the performance of its segments and allocates resources to them based on sales. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates corporate headquarter costs into the Americas segment, without allocation to other segments.

The tables below present information about reported segments:

Three months ended:	The Americas	Europe	Asia-Pacific	Total
May 31, 2004
Net Sales	$40,754,000	$14,895,000	$4,093,000	$59,742,000
Operating Income	6,614,000	3,086,000	898,000	10,598,000
Depreciation	187,000	144,000	18,000	349,000
Interest Income	166,000	6,000	5,000	177,000
Interest Expense	1,751,000	—	—	1,751,000
Total Assets	$190,114,000	$40,010,000	$3,594,000	$233,718,000

May 31, 2003
Net Sales	$40,893,000	$10,600,000	$3,571,000	$55,064,000
Operating Income	7,433,000	1,953,000	862,000	10,248,000
Depreciation	202,000	120,000	19,000	341,000
Interest Income	45,000	18,000	—	63,000
Interest Expense	1,764,000	—	—	1,764,000
Total Assets	$190,298,000	$23,396,000	$4,192,000	$217,886,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Nine months ended:	The Americas	Europe	Asia-Pacific	Total
May 31, 2004
Net Sales	$119,951,000	$39,402,000	$11,410,000	$170,763,000
Operating Income	19,836,000	7,533,000	2,783,000	30,152,000
Depreciation	551,000	398,000	54,000	1,003,000
Interest Income	335,000	39,000	10,000	384,000
Interest Expense	5,264,000	—	—	5,264,000
Total Assets	$190,114,000	$40,010,000	$3,594,000	$233,718,000

May 31, 2003
Net Sales	$123,703,000	$31,100,000	$9,959,000	$164,762,000
Operating Income	23,810,000	5,913,000	2,314,000	32,037,000
Depreciation	587,000	377,000	42,000	1,006,000
Interest Income	88,000	60,000	5,000	153,000
Interest Expense	5,289,000	—	—	5,289,000
Total Assets	$190,298,000	$23,396,000	$4,192,000	$217,886,000

Revenues by Product Line

	May 31, 2004	May 31, 2003
Three months ended

Lubricants	$39,666,000	$32,429,000
Hand cleaning products	1,683,000	1,569,000
Household products	18,393,000	21,066,000

Total	$59,742,000	$55,064,000

Nine months ended

Lubricants	$111,362,000	$99,498,000
Hand cleaning products	4,701,000	5,341,000
Household products	54,700,000	59,923,000

Total	$170,763,000	$164,762,000

NOTE 7 – SELECTED FINANCIAL STATEMENT INFORMATION

	May 31, 2004	August 31, 2003
Inventories
Raw Materials	$510,000	$441,000
Finished Goods	5,954,000	4,268,000

	$6,464,000	$4,709,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	May 31, 2004	August 31, 2003
Plant, Property and Equipment, net
Property, plant and equipment	$14,933,000	$12,652,000
Accumulated depreciation	(7,688,000)	(6,129,000)

	$7,245,000	$6,523,000

Goodwill and Other Intangibles, net
Acquisition related goodwill	$95,893,000	$92,267,000
Intangibles with indefinite lives (Trade names)	39,421,000	35,700,000
Intangibles with definite lives	4,272,000	—

	$139,586,000	$127,967,000

NOTE 8 – RELATED PARTIES

VML was formed in April, 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products, and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.4 million, for the three and nine month periods ended May 31, 2004, respectively, and $0.2 million and $0.4 million, for the three and nine month periods ended May 31, 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.8 million as of May 31, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet.

Product purchased from VML was approximately $8.9 million, and $28.0 million during the three and nine months ended May 31, 2004, respectively, and approximately $10.1 million, and $29.7 million during the three and nine months ended May 31, 2003, respectively. The Company had product payables to VML of $2.2 million and $4.7 million at May 31, 2004 and August 31, 2003, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

NOTE 9 – SUBSEQUENT EVENTS

On July 6, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on July 30, 2004 to shareholders of record on July 19, 2004.

ITEM 2- Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

The Company markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No-Vac rug and room deodorizers, Spot Shot aerosol carpet spot stain remover and 1001 carpet and household cleaners. These brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts)

	Three months ended			Nine months ended
	May 31, 2004	May 31, 2003	% change	May 31, 2004	May 31, 2003	% change
Net Sales	$59,742	$55,064	8%	$170,763	$164,762	4%
Gross Profit	30,864	27,904	11%	89,127	84,137	6%
Operating Profit	10,598	10,248	3%	30,152	32,037	(6)%
Net Income	6,072	5,809	5%	16,705	18,365	(9)%
Net Income per share (diluted)	$0.35	$0.35	0%	$0.97	$1.10	(12)%

HIGHLIGHTS

•	In the quarter, sales in the Americas were almost even as compared to the prior year period, combined with good growth in Europe and Asia/Pacific. Sales in the year-to-date period reflect growth in our Europe and Asia/Pacific segments, with declines in the Americas segment.

•	Changes in foreign currency rates compared to the prior year periods contributed to the growth of our sales as well as growth in expenses. The current year nine-month results translated at last year’s exchange rates would have produced sales of $164.6 million and net income of $15.8 million. Therefore, the impact of foreign currency translation positively affected sales and net income for the nine-month period by $6.2 million and $0.9 million, respectively. The benefit of increased exchange rates impacted results in Europe, Australia and Canada.

•	In the quarter and year-to-date periods, the U.S. household products business suffered. We experienced sales declines in all U.S. household products due to increased competition, decreased promotional activity, declines in distribution of Carpet Fresh and X-14, and increased advertising and promotional discounts for automatic toilet bowl cleaners, which are recorded as offsets to sales.

•	The Company instituted a price increase in the U.S. market of certain lubricants and household products during the first quarter of the year. Several of our key customers responded with decreased promotional activity, which had an adverse impact on sales primarily in the second quarter of several of our brands, most notably WD-40. The impact of the price increase on promotional activity was subsiding in the third quarter.

•	The Company completed the acquisition of the 1001 line of products in the U.K. during the third quarter. This brand gives us a presence in the carpet and household cleaner market in the U.K., and will enable us to leverage an introduction of the Company’s other household product formulations under the 1001 brand name, as it is a recognized brand by consumers in the U.K. market.

•	Operating expenses are up 15% in the third quarter and 13% year-to-date, primarily due to increased foreign exchange rates, along with increased professional services, freight, insurance, and a variety of other items.

•	As planned, the investment in advertising and promotional activity is up for the quarter and year to date periods by 27% and 30%, respectively, compared to the prior year periods.

•	We have had increased focus and commitment to innovation during the fiscal year 2004. New product introductions continued as a result of this commitment, with introductions of the following innovative items during fiscal year 2004: the 2000 Flushes clip-on; three new 3-IN-ONE Professional line products- High-Performance Spray Lubricant with PTFE, Advanced Engine Starter and Heavy-Duty Cleaner Degreaser; new X-14 mildew stain remover with long-lasting claim; WD-40 Big Blast; and new Carpet Fresh fragrance and spray through cap. Innovation is important to the success of a number of our brands. We intend to continue our commitment to work on future product, packaging, and promotional innovations.

•	Cash flow has benefited from the exercises of employee common stock options.

•	Principal payment on our debt was made at the end of the quarter, along with purchases of treasury stock in accordance with the share-buy-back plan .

•	Weighted average shares outstanding, including the effects of dilution, has increased to 17.2 million for the year-to–date period compared to 16.7 million in the comparable prior year period, due to exercises of employee stock options and an increase in the Company’s average stock price.

RESULTS OF OPERATIONS

Third Quarter of fiscal year 2004 Compared to Third Quarter of fiscal year 2003

Net Sales

Net sales were $59.7 million in the third quarter ended May 31, 2004, up $4.7 million from net sales of $55.1 million in the prior year quarter. Sales in Europe were up by $4.3 million, or 41%, with sales in Asia/Pacific up by $0.5 million, or 15% and a slight decline in the Americas segment by $0.1 million, or 0%. Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current year quarter results translated at prior year period exchange rates would have produced sales of $57.7 million, thus, the impact of foreign currency translation positively affected third quarter sales by $2.0 million, or 4%.

By product line, sales of the lubricants WD-40 and 3-IN-ONE increased 22% on a worldwide basis; hand cleaner sales of Lava and Solvol increased by $0.1 million, or 7%; Sales of the household cleaners Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001 were down in total by $2.7 million, or 13% compared to the prior year quarter. Sales of 1001 line of products contributed $1.0 million to sales in the current quarter, which represents two months of sales after the acquisition of 1001 in April, 2004.

Gross Profit

Gross profit was $30.9 million, or 51.7% of sales in the third quarter, compared to $27.9 million, or 50.7% of sales in the comparable period last year. The 1.0% increase in gross margin percentage is due to a number of items including the mix of products sold, the effect of the U.S. price increase, changes in other supply chain costs, and the decrease of advertising and promotional discounts during the quarter. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 4.0% in the current period compared to 4.1% in the prior year period. Net changes in product mix and other supply chain costs resulted in a 0.6% decrease to gross margin percentage. The increase in pricing of certain products in the U.S. added 1.5% to gross margin percentage compared to the prior year period. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. We foresee increased pressures on the cost of components, raw materials and finished goods. The Company expects that its fiscal 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

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

Selling, General and Administrative Expenses

Selling, general, & administrative expenses (“SG&A”) for the third quarter of fiscal 2004 increased to $14.3 million from $13.1 million for the third quarter of last year. The increase in SG&A is attributable to a number of items including: $0.5 million related to increased exchange rates; $0.4 million increase in professional fees, and $0.1 million related to increased insurance costs. Professional fees are increased due to higher legal and accounting fees as well as increased work to prepare for new regulatory requirements. Other increased costs include $0.4 million of increased freight, and $0.3 million other corporate costs including investor relations, meeting and other office expenses, offset by a $0.1 million reduction in sales commissions due to reduced sales through the grocery trade channel, and $0.3 million net decrease in employee costs including decrease fringe and bonus compared to the prior year period. As a percentage of sales, SG&A increased to 24.0% in the third quarter from 23.7% in the same period last year, primarily attributable to those items listed above.

Advertising and sales promotion expense

Advertising and sales promotion expense increased to $5.8 million for the third quarter from $4.6 million for the third quarter last year and, as a percentage of sales, increased to 9.8% in the third quarter, from 8.3% in the comparable prior year period. The increase is mainly related to increases in investments in television media, product demos, print media and market research. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

Amortization

Amortization expense of $89,000 in the current quarter relates to two months of amortization of a definite lived intangible asset. The asset was acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $10.6 million, or 17.7% of sales in the third quarter, compared to $10.2 million, or 18.6% of sales in the third quarter of fiscal year 2003. The increase in income from operations, and decrease in income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net

Interest expense, net was $1.6 million compared to $1.7 million for the quarter ended May 31, 2004 and May 31, 2003, respectively. This change in interest expense, net, is due to increased interest income as a result of the increase in the Company’s average cash balance in the quarter compared to the prior year period.

Other expense/ income, net

Other expense was $13,000 during the quarter, compared to other income of $58,000 in the prior year quarter, a change of $71,000 due to increased losses on foreign currency exchange in the European business.

Provision for income taxes

The provision for income taxes was 32.6% of taxable income for the third quarter of fiscal 2004, a slight increase from 32.5% in the prior year quarter. The tax rate is changed from the first and second quarter of fiscal year 2004, due to a change in the projected annual tax rate due to tax benefits expected from foreign tax planning in the third quarter. Although the tax rate was adjusted downward in the current quarter, an increase in the tax rate will be likely in correlation to any upward trend in worldwide taxable income.

Net Income

Net income was $6.1 million, or $0.35 per share on a fully diluted basis in the third quarter of fiscal year 2004, compared to $5.8 million, or $0.35 per share in the third quarter of fiscal year 2003. The current year quarter results translated at prior period exchange rates would have produced net income of $5.8 million, thus, the impact of foreign currency translation positively affected third quarter net income by $0.3 million, or 5%.

Segment Results

Following is a discussion of sales by region for the current and prior year first quarter.

Americas

	Three months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Americas
Lubricants	$22,336	$18,753	$3,583	19%
Hand cleaners	1,350	1,113	237	21%
Household products	17,068	21,027	(3,959)	(19)%

Sub-total	$40,754	$40,893	$(139)	0%
% of consolidated	68%	74%	(6)%

In the Americas region, sales for the third quarter ended May 31, 2004 were down slightly compared to the prior year period. Compared to the prior year quarter, lubricant sales were up $3.6 million, or 19%; hand cleaner sales increased $0.2 million, or 21%; and household products decreased $4.0 million, or 19%.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004. The increase was implemented to help offset increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics required in order to meet the needs of customers. This price increase added 4.4% to sales in the U.S. during the third quarter of fiscal year 2004.

The increase in lubricant sales in the Americas during the quarter relates to growth in both WD-40 and 3-IN-ONE sales across the U.S., Canada and Latin America as sales increased by 18%, 21% and 29%, respectively. In the U.S., WD-40 sales were up due to improved display and distribution through home centers and the success of the WD-40 Big Blast, which was introduced in the second quarter. Growth in Latin America is primarily due to strong results in Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. Canadian sales benefited from increased foreign exchange rates. 3-IN-ONE sales continue to grow across the region as a result of the expanded distribution of the 3-IN-ONE Professional line of products and the introduction of three new 3-IN-ONE Professional products in fiscal year 2004.

Household product sales in the third quarter of fiscal year 2004 were down by $4.0 million, or 19% compared to the prior year period due to declines in the U.S.. Sales in the U.S. decreased by $4.1 million, or 20% due to decreased sales of all brands. These declines are a result of a variety of reasons, including increased advertising and promotional discounts of automatic toilet bowl cleaners compared to the prior year quarter, reduced promotional activity by our customers compared to the prior year period, along with the effects of competitive factors within and among their product categories that are further described below.

The Company’s household brands are currently experiencing significant competition within their categories and in related categories as well. Spot Shot sales declined in the current quarter from not only heightened competitive activity and promotions, but also because a promotion in the prior year third quarter was not repeated in the current quarter. The television advertising for Spot Shot has not been as successful more recently due to concurrent increases in advertising and promotions by our competitors.

Sales of 2000 Flushes/X-14 automatic toilet bowl cleaners are down in the current quarter compared to the prior year quarter due to increased advertising and promotional discounts associated with the launch of the 2000 Flushes clip-on product during the quarter and competition from a related category. Advertising and promotional discounts include slotting fees paid to gain shelf space for the new product, and are expected to continue through the end of the fiscal year and into the first quarter of 2005. These increased costs are considered investments into the launch of the new product in order to build distribution as it is introduced across various trade channels.

Sales of the automatic toilet bowl-cleaning category are down overall due to competition from new product introductions in the manual bowl-cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl-cleaning category. The clip-on product continues to build distribution and is doing well competitively, although the category is also declining for similar reasons just mentioned.

Retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined. Although sales of the Carpet Fresh brand have declined due to losses in distribution resulting from the abovementioned events, the brand has increased dollar share of the grocery segment.

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

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product and promotional innovation. Recent innovations during fiscal year 2004 include: the 2000 Flushes clip-on, new X-14 mildew stain remover with long-lasting claim, and new Carpet Fresh fragrance and spray through cap. We continue to work on other product, packaging, and promotional innovations.

Sales of heavy-duty hand cleaners for the Americas increased to $1.4 million in the third quarter this year, up from $1.1 million in the prior year. Distribution of hand cleaners remains strong through the grocery trade. The Company is currently evaluating alternatives for the development of the Lava brand. Until this plan is determined and executed, the Company expects lower sales levels to continue.

For this region, 88% of the sales in the third quarter of fiscal year 2004 came from the U.S., and 12% came from Canada and Latin America, compared to the distribution in the third quarter of fiscal 2003, when 90% of sales came from the U.S., and 10% came from Canada and Latin America. The change is reflective of the declines in U.S. household product sales compared to the prior year period.

Europe

	Three months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Europe
Lubricants	$13,877	$10,566	$3,311	31%
Hand cleaners	25	34	(9)	(26)%
Household products	993	0	993	100%

Sub-total	$14,895	$10,600	$4,295	41%
% of consolidated	25%	19%	6%

Current quarter sales in Europe grew to $14.9 million, up $4.3 million, or 41% over sales in the prior year third quarter. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current quarter results translated at prior period exchange rates would have produced sales of $13.2 million in this region. Thus, the impact of foreign currency translation positively affected quarterly sales for this region by $1.7 million, or 13%. Sales of the 1001 brand contributed $1.0 million to the U.K. region during the third quarter of the current year. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 34%; France, 32%; Germany, 31%; Spain, 34%; Italy 78%; and in the countries in which the Company sells through local distributors, 51%. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 37% of the region’s sales for the current year period, down from 38% in the prior year period. In the long term, these markets are expected to continue to be important contributors to the region’s growth.

European direct markets experienced growth in the third quarter. The U.K. market saw the benefits of improved relationships with key customers, the result of the past reorganization of the sales team. The growth in France, Germany, and Spain is a result of expanded distribution in all trade channels. In the third quarter Italy saw the benefits from the transition of staff as two sales vacancies were filled in the second quarter. Growth is expected through the fiscal year across all of the direct markets. During the fourth quarter, the Carpet Fresh and Spot Shot formulas will be introduced under the 1001 brand in the U.K. These products are expected to do well in the market, due to their efficacy, the strength of the 1001 brand, and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market.

Asia/Pacific

	Three months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Asia-Pacific
Lubricants	$3,453	$3,110	$343	11%
Hand cleaners	308	422	(114)	(27)%
Household products	332	39	293	751%

Sub-total	$4,093	$3,571	$522	15%
% of consolidated	7%	6%	1%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for the third quarter of fiscal year 2004 were $4.1 million, up $0.5 million, or 15% compared to the same period last year. Changes in foreign currency rates compared to the prior year period contributed to the growth of our sales. The current quarter results translated at prior period exchange rates would have produced sales of $3.9 million in this region. Thus, the impact of foreign currency translation positively affected quarterly sales for this region by $0.2 million, or 6%. The increase in Asia-Pacific sales is primarily due to growth of lubricant sales in Australia and most Asian markets. The increase in Australian lubricant sales is due to the success of the 50th anniversary promotional programs and advertising. In Asia, countries including China, Indonesia, South Korea and the Philippines all experienced growth compared to last year’s third quarter, along with new distributors in Malaysia, Thailand and Taiwan, which were in a period of transition during the first quarter, contributed to increased sales of key brands in the third quarter compared to the prior year. The launch of No-Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China, and will soon introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

The Company expects trading conditions in the Asia/Pacific region to remain variable with modest growth in the 2004 fiscal year.

Nine months Ended May 31, 2004 Compared to Nine months Ended May 31, 2003

Net Sales

Net sales were $170.8 million in the nine months ended May 31, 2004, an increase of 4% from net sales of $164.8 million in the comparable prior year period. Sales in the Americas segment declined by $3.8 million, or 3%, with Europe sales up by $8.3 million, or 27%, and sales in Asia/Pacific up by $1.5 million, or 15%. Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year nine month results translated at last year’s exchange rates would have produced sales of $164.6 million. Therefore, the impact of foreign currency translation positively affected sales for the nine month period by $6.1 million, or 4%.

By product line, sales of the lubricants WD-40 and 3-IN-ONE increased 12% on a worldwide basis, with hand cleaner sales of Lava and Solvol down by $0.6 million, or 12%, and sales of the household cleaners Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001 down in total by $5.2 million, or 9% over the prior year period. Sales of 1001 line of products contributed $1.0 million to sales in the current year period.

Gross Profit

Gross profit was $89.1 million, or 52.2% of sales in the nine month period, compared to $84.1 million, or 51.1% of sales in the comparable period last year. The 1.1% increase in gross margin percentage is due to reduced advertising and promotional discounts, the mix of products sold, the effect of the U.S. price increase, and other supply chain savings. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 3.8 % in the current period compared to 4.0% in the prior year period. The increase in pricing of certain products in the U.S. added 1.1% to gross margin percentage compared to the prior year period. Net changes in product mix and other supply chain costs resulted in a 0.1% decrease in gross margin percentage. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. The Company experienced savings of certain supply chain costs in the first two quarters of fiscal year 2004. However, our product costs have been adversely affected by the increased cost of components, raw materials and finished goods. The Company expects that its fiscal year 2004 gross profit percentage will remain in the range of that achieved in fiscal year 2003.

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

Selling, General and Administrative Expenses

Selling, general, & administrative expenses (“SG&A”) for the nine months ended May 31, 2004 increased to $42.5 million from $38.6 million for the same period last year. The increase in SG&A is attributable to a number of items including: $1.3 million increase related to changes in exchange rates; $0.8 million increase in professional fees, primarily due to additional legal and accounting related to regulatory compliance; $0.3 million related to increased insurance costs; $0.3 million related to activities surrounding the 50th anniversary of the Company; and $0.1 million net increase in employee costs, including salary increases, additional staffing in Europe, offset by decreased bonus costs compared to the prior year period; $0.7 million increase in freight costs, $0.3 million increase in investor relations activities; $0.4 million increase in other items including office overhead expenses; all offset by a $0.3 million decrease in commissions associated with the decline in sales to the grocery trade channel. As a percentage of sales, SG&A increased to 24.9% in the first nine months from 23.4% in the same period last year, primarily attributable to those items listed above.

Advertising and sales promotion expense

Advertising and sales promotion expense increased to $16.4 million for the first nine months of fiscal year 2004 up from $12.5 million for the same period last year and, as a percentage of sales, increased to 9.6% in the current period, from 7.6% in the comparable prior year period. The increase is mainly related to additional television advertising in the current year along with increased product demos, coupon space and print media. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense. Investment in global advertising and sales promotional expenses for fiscal year 2004 is expected to be in the range of 8-10% of net sales.

Loss on write-off of non-compete agreement

The $879,000 loss on the write off of the non-compete agreement in the prior year nine month period relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates was not likely to continue. Accordingly, the remaining $879,000 book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization expense

Amortization expense was $89,000 in the current nine month period compared to $71,000 in the same period last year. The current year expense relates to two months of amortization of a definite lived intangible asset over its 8 year life. The asset relates to non-contractual customer relationships acquired in the 1001 acquisition, which was completed in April 2004. The prior year expense relates to the amortization of the non-compete agreement prior to being written off, as mentioned above.

Income from Operations

Income from operations was $30.2 million, or 17.7% of sales in the nine month period of the fiscal year 2004, compared to $32.1 million, or 19.4% of sales in the nine month period of fiscal year 2003, a decrease of 10.3%. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest expense, net

Interest expense, net was $4.9 million and $5.1 million during the nine months ended May 31, 2004 and May 31, 2003, respectively. The change in interest expense, net is due to increased interest income as a result of the increase in the Company’s average cash balance during the current year.

Other expense/ income, net

Other expense was $151,000 during the period, compared to other income of $306,000 in the prior year period, due to the effects of foreign currency exchange losses in the current period, compared to gains in the prior year period, due to transaction gains/losses in our European business.

Provision for income taxes

The provision for income taxes was 33.5% of taxable income for the nine months ending May 31, 2004, an increase from 32.5% in the prior year period. This reflects an adjustment to the current year tax rate from the previous 34% in the first two quarters, associated with a change in the projected annual tax rate due to tax benefits expected from foreign tax planning in the third quarter. Although the year to date tax rate was adjusted downward in the current quarter, an increase in the tax rate will be likely in correlation to any upward trend in worldwide taxable income.

Net Income

Net income was $16.7 million, or $0.97 per share on a fully diluted basis for the nine months ended May 31, 2004, compared to $18.4 million, or $1.10 per share for the nine months ended May 31, 2003. The current nine month results translated at prior period exchange rates would have produced net income of $15.8 million, thus, the impact of foreign currency translation positively affected results for the current nine month period by $0.9 million, or 6%.

Segment Results

Following is a discussion of sales by region for the current and prior year nine month periods.

Americas

	Nine months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Americas
Lubricants	$63,196	$59,662	$3,534	6%
Hand cleaners	3,709	4,198	(489)	(12)%
Household products	53,046	59,843	(6,797)	(11)%

Sub-total	$119,951	$123,703	$(3,752)	(3)%
% of consolidated	70%	75%	(5)%

In the Americas region, sales for the nine months ended May 31, 2004 were down overall by 3% over the prior year period. Lubricant sales were up 6%; hand cleaner sales decreased $0.5 million, or 12%; and household products decreased $6.8 million, or 11%.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004. The increase was implemented to help offset increased insurance costs, legal and regulatory costs, freight, cost of goods, and the cost of special packaging and logistics required in order to meet the needs of customers. This price increase added 3.2% to sales in the U.S. during the nine months ended May 31, 2004.

The sales of lubricants in the prior and current year nine month periods in the Americas were up due to strong sales of both WD-40 and 3-IN-ONE throughout the region. WD-40 sales were up in the U.S. due to promotions associated with the 50th anniversary, as well as the introduction of WD-40 Big Blast, which was introduced in the second quarter, the new WD-40 shaped can, and investment in consumer brand support. Lubricant sales in Canada were up 21%, due to the impact of translation to U.S. dollars and the success of the 50th anniversary can program along with growth of 3-IN-ONE sales due to the introduction of the Professional line. 3-IN-ONE sales were increased in all regions over the prior year period, as the 3-IN-ONE Professional line was introduced mid- fiscal year 2003, along with three additional 3-IN-ONE Professional products in fiscal year 2004.

Household product sales in the first nine months of fiscal year 2004 were down compared to the prior year period due to declines in the U.S., partially offset by growth in Canada. Sales in the U.S. decreased by $7.4 million, or 13%, with growth in Canada of $0.7 million, or 23%. The decrease in the U.S. is due to decreased sales of all brands for several reasons. These reasons include a variety of competitive factors within and among their product categories as discussed in the quarterly segment analysis, along with increased advertising and promotional discounts for automatic toilet bowl cleaners.

As discussed in the third quarter segment analysis, Carpet Fresh and X-14 have experienced declining sales due to a variety of competitive factors. Although sales of the Carpet Fresh brand have declined due to losses in distribution, the brand has increased dollar share of the grocery segment. Competitive product introductions have affected the sales and market share of X-14. The Company repositioned the X-14 product, highlighting a proven claim that X-14 produces more effective results compared to the leading products in the category. The 2000 Flushes/X-14 automatic toilet bowl cleaners are down for the year to date period due to increased slotting fees and competition. Slotting fees paid, which are recorded as offsets to sales, are associated with the launch of the new 2000 Flushes clip-on product and are expected to continue as the Company gains distribution of this new product. In addition, the automatic toilet bowl-cleaning category is down overall because of competition from innovation in the manual bowl-cleaning category. Spot Shot sales are down, as the prior year third quarter included a customer promotion that was not repeated in the current year, as well as increased advertising and promotional activity by competitors within the category.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product and promotional innovation. Recent innovations during fiscal year 2004 include: the 2000 Flushes clip-on and 2000 Flushes bleach clip-on, new X-14 mildew stain remover with long-lasting claim, and new Carpet Fresh fragrance and spray through cap. We continue to work on other product, packaging, and promotional innovations.

Growth in sales of household products in Canada relate to increased promotional activity for Spot Shot, the impact of translation to U.S. dollars, and new distribution in the quarter of 2000 Flushes in the grocery trade channel.

Sales of heavy-duty hand cleaners for the Americas decreased to $3.7 million in the first nine months this year, down from $4.2 million in the prior year. Distribution of hand cleaners remains strong through the grocery trade.

However, outside grocery, the Lava brand has lost distribution compared to the prior year period. The Company is currently evaluating alternatives for the development of the Lava brand. Until this plan is determined and executed, the Company expects the lower sales levels to continue.

For this region, 87% of the sales in the first nine months of fiscal year 2004 came from the U.S., and 13% came from Canada and Latin America, compared to the distribution in the first nine months of fiscal 2003, when 89% of sales came from the U.S., and 11% came from Canada and Latin America. The change is reflective of the decline of the U.S. household product sales compared to the prior year period.

Europe

	Nine months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Europe
Lubricants	$38,312	$30,854	$7,458	24%
Hand cleaners	46	217	(171)	(79)%
Household products	1,044	29	1,015	3500%

Sub-total	$39,402	$31,100	$8,302	27%
% of consolidated	23%	19%	4%

European sales for the nine months ended May 31, 2004 were $39.4 million, up $8.3 million, or 27% over sales in the prior year nine months. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year nine month results translated at last year’s exchange rates would have produced sales of $35.1 million in this region. Therefore, the impact of foreign currency translation positively affected sales for the nine month period in this region by $4.3 million, or 12%. Sales of the 1001 brand contributed $1.0 million to the U.K. region during the third quarter of the current year. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 31%; France, 20%; Germany, 27%; Spain, 25%; Italy, 14%; and in the countries in which the Company sells through local distributors, 28%. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 41% of the region’s sales for the current year, compared to 42% in the prior year period. In the long term, the direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market results reflect solid growth in the eastern European markets, which is expected to continue through the fiscal year. These markets continue to experience growth in distribution and usage resulting from increased market penetration and consumer awareness. All of our direct markets, with the exception of Italy, showed growth in the year to date period ending May 31, 2004. In Italy year-to date sales were down in local currency due to the transition of staff in the sales team during the second quarter of fiscal year 2004. The U.K. market is seeing the benefits from improved relationships with key customers, the result of the past reorganization of the sales team. In the first quarter of fiscal year 2004 the Company established the legal grounds to go direct in the Dutch market, where sales were formerly carried through local distributors. Direct sales to this market began in the second quarter of fiscal year 2004. During the fourth quarter, the Carpet Fresh and Spot Shot formulas will be introduced under the 1001 brand in the U.K. These products are expected to do well in the market, due to their efficacy, the strength of the 1001 brand, and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market.

Asia/Pacific

	Nine months ended
Net Sales (in millions)	May 31, 2004	May 31, 2003	$ change	% change
Asia-Pacific
Lubricants	$9,854	$8,982	$872	10%
Hand cleaners	946	926	20	2%
Household products	610	51	559	1096%

Sub-total	$11,410	$9,959	$1,451	15%
% of consolidated	7%	6%	1%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for the first nine months of fiscal year 2004 were $11.4 million, up $1.5 million, or 15%, compared to the same period last year. Changes in foreign currency rates compared to the prior year period contributed to the growth of sales. The current year nine month results translated at last year’s exchange rates would have produced sales of $10.6 million in this region. Therefore, the impact of foreign currency translation positively affected sales for the nine month period in this region by $0.8 million, or 7%. Australian lubricant sales are up due to the success of 50th anniversary promotional programs and advertising. In Asia, sales in the region are up slightly over the prior year period, as declines experienced in the first quarter have been made up in the second and third quarter. New distributors in Malaysia, Thailand and Taiwan have been successfully transitioned. The launch of No-Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company released a new shaped WD-40 can into the market in China in the first quarter of fiscal year 2004, and will soon introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company chose to reduce the availability on its revolving line of credit from $20 million down to $10 million in the first quarter of fiscal year 2004. The line of credit has no balance outstanding as of May 31, 2004.

For the nine months ended May 31, 2004, cash and cash equivalents decreased by $7.3 million, from $42.0 million at the end of fiscal 2003 to $34.6 million at May 31, 2004. Operating cash flow of $23.5 million was offset by cash used in investing activities of $13.4 million and cash used in financing activities of $17.6 million.

Current assets decreased by $14.6 million to $80.7 million at May 31, 2004, down from $95.3 million at August 31, 2003. Accounts receivable decreased to $33.4 million, down $8.6 million from $41.9 million at August 31, 2003, as a result of decreased sales in the third quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003. Inventory increased to $6.5 million, up by $1.8 million from $4.7 million at August 31, 2003, due to lower sales levels compared to the end of the year and additional inventory in the U.K. associated with the 1001 product line. Product at contract packagers increased to $1.8 million, up from $1.7 million at August 31, 2003 due to the timing of shipments of product versus payments received.

Current liabilities decreased by $7.5 million to $37.1 million at May 31, 2004 from $44.7 million at August 31, 2003. Accounts payable and accrued liabilities decreased by $3.1 million due to lower sales levels in the third quarter compared to last year’s fourth quarter. The additional year to date decrease in other current liabilities was due to the $2.8 million decrease in accrued payroll and related expenses, which includes the payout of bonus costs for fiscal year 2003. The timing of tax payments caused a $1.7 million change in income taxes payable.

At May 31, 2004, working capital decreased to $43.5 million, down $7.1 million from $50.6 million at the end of fiscal year 2003. The current ratio at May 31, 2004 is 2.2, increased from 2.1 at August 31, 2003.

Net cash provided by operating activities for the nine months ended May 31, 2004 was $23.5 million. This amount consisted of $16.7 million from net income with an additional $4.9 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from employee exercises of stock options, and equity earnings from VML Company L.L.C. (“VML”) net of distributions received, stock compensation, and gain/loss on sale of equipment, along with $1.6 million related to changes in the working capital as described above, and changes in other long-term liabilities.

Net cash used in investing activities for the first nine months of fiscal year 2004 was $13.4 million. This includes $11.5 million associated with the 1001 acquisition completed in April 2004. Capital expenditures of $2.0 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements. For fiscal 2004, the Company expects to spend approximately $2.5 million for new capital assets.

For the first nine months fiscal year 2004, the cash provided by financing activities includes $10 million repayment of debt, $10.2 million of dividend payments, $5.2 million related to purchases of common stock held in treasury, all partially offset by $7.8 million in proceeds from the exercise of common stock options.

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for twelve months, the Company is authorized to acquire up to $15 million of the Company’s outstanding shares. Further disclosures associated with stock repurchased during the current third quarter are included under Note 4 of the Interim Consolidated Financial Statements and in Part II, Item 2 of this report.

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

On July 6, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on July 30, 2004 to shareholders of record on July 19, 2004. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires companies to consolidate variable interest entities for which the company is deemed to be the primary beneficiary, and to disclose information about variable interest entities in which the company has a significant variable interest. FIN 46 applied to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB has amended FIN 46, now known as FIN 46 Revised December 2003 (“FIN 46R”). The requirements of FIN 46R are effective for the first reporting period after March 15, 2004. The Company has adopted FIN 46R for the quarter ended May 31, 2004. In accordance with FIN 46R, the Company has determined that, as of May 31, 2004, its 30% equity investee, VML Company L.L.C. (“VML”), qualifies as a variable interest entity and the Company is not the primary beneficiary. The adoption of this standard had no impact on the Company’s financial statements. The disclosures required by FIN 46R are included in the Notes to the Interim Financial Statements under Note 8, Related Parties.

TRANSACTIONS WITH RELATED PARTIES

VML was formed in April, 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products, and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.4 million, for the three and nine month periods ended May 31, 2004, respectively, and $0.2 million and $0.4 million, for the three and nine month periods ended May 31, 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.8 million as of May 31, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet.

Product purchased from VML was approximately $8.9 million, and $28.0 million during the three and nine months ended May 31, 2004, respectively, and approximately $10.1 million, and $29.7 million during the three and nine months ended May 31, 2003, respectively. The Company had product payables to VML of $2.2 million and $4.7 million at May 31, 2004 and August 31, 2003, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2003.

OTHER RISK FACTORS

The Company is also subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, success of acquisitions, increased use of debt financing, protection of intellectual property, and the volatility in the insurance market. These risk factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2004, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although we believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we continue to review and update such controls and procedures. We have a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. We have a process designed to maintain internal control over financial reporting to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended May 31, 2004, there were no changes to our internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

On April 26, 2004, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida issued an order denying the application for class certification of Michael William Granese, the named plaintiff in a legal action filed against WD-40 Company on October 2, 2002.

The action was brought by Mr. Granese on behalf of himself and others similarly situated to seek damages allegedly arising out of the use of automatic toilet bowl cleaners (“ATBCs”) sold by the registrant. ATBCs are marketed and sold by the registrant under the brand names, 2000 Flushes and X-14.

The plaintiff sought to certify a class of plaintiffs consisting of consumers in the state of Florida who, since September 1, 1998, have purchased and used ATBCs sold by the registrant. Class certification was sought for claims for damages based upon the purchase price of the ATBCs arising out of alleged violations of the Florida Deceptive and Unfair Trade Practices Act (Fla. Stat. §§501.201 – 501.213) for the asserted failure to disclose to consumers that the ATBCs allegedly could cause harm to internal toilet tank components and for the representations that the ATBCs are safe for plumbing and septic systems.

The Florida court denied the plaintiff’s motion for class certification. The action remains pending with respect to the plaintiff’s individual claims. Counsel for the plaintiff has filed a Notice of Appeal.

As reported in the Company’s report on Form 10-Q for the quarter ended November 30, 2003, two separate but substantially identical legal actions were filed in September 2003 against the Company in the San Diego County, California and the Alameda County, California Superior Courts by Patricia Brown on behalf of the general public seeking a remedy for alleged violation of California Business and Professions Code sections 17200, et seq., and 17500 (the “Brown Actions”). The complaints alleged the Company misrepresented that its 2000 Flushes Bleach, 2000

Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaints sought to remedy such allegedly wrongful conduct: (i) by enjoining the Company from making the allegedly untrue representations and to require the Company to engage in a corrective advertising campaign and to order the return, replacement and/or refund of all monies paid for such ATBCs; (ii) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (iii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On September 18, 2003, Patricia Brown voluntarily dismissed the Alameda County action and elected to pursue the claims in San Diego Superior Court. The Company moved for judgment on the pleadings, and on May 28, 2004, the San Diego Superior Court granted the Company’s motion, giving the Plaintiff an opportunity to amend her complaint. On June 14, 2004, the San Diego complaint was amended to reallege violations of the same statutes based on a theory that the ATBCs were negligently designed; the amended complaint seeks remedies similar to those originally pleaded. The Company’s demurrer to the amended complaint is scheduled for hearing on August 13, 2004.

Also reported in the Company’s first quarter report on Form 10-Q, another complaint was filed against the Company on September 4, 2003, in the San Diego County, California Superior Court by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, was brought as a nationwide consumer class action on the same or similar grounds as alleged in the Brown Actions and sought substantially similar relief on behalf of the purported class of similarly situated plaintiffs. On May 28, 2004, the Court also granted the Company’s motion for judgment on the pleadings in this case, and an amended complaint also was filed by the Plaintiff on June 14, alleging putative causes of action for unjust enrichment, breach of warranty, negligent design, and negligent inspection or testing of the ATBCs. As in the Brown Actions, the Company’s demurrer to the amended complaint will be heard on August 13, 2004. A motion to certify a class action in this case has not been filed.

The Company intends to vigorously defend against the claims asserted in these legal actions.

On May 28, 2004 separate but substantially identical legal actions were filed by Sally S. Hilkene against the registrant and Scott H. Hilkene in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the registrant from Scott H. Hilkene on May 31, 2002. The plaintiff was formerly married to Scott H. Hilkene and, as a result of her contractual interest in Heartland Corporation, the plaintiff was a party to the Purchase Agreement dated May 3, 2002 and consented to the sale of the company as required by the agreement. The plaintiff alleges federal and state securities fraud and common law fraud claims against the registrant. All of the allegations relate to actions of the registrant, Heartland Corporation and Scott H. Hilkene during the negotiations for the acquisition and following the closing. The plaintiff alleges that the registrant, in breach of an alleged duty of disclosure, failed to inform her of certain actions that were allegedly undertaken by the parties and that the registrant allegedly misrepresented that certain alleged acts would or would not be undertaken by the parties. The plaintiff also asserts related fraud claims against her former husband, Scott H. Hilkene.

On March 11, 2004, Sally S. Hilkene filed a legal action against the registrant’s subsidiary, Heartland Corporation, and Scott H. Hilkene in the District Court of Johnson County, Kansas. The plaintiff alleges that Heartland Corporation failed to pay rent due to the plaintiff pursuant to certain leases entered into between Heartland Corporation as Tenant and Scott H. Hilkene and the plaintiff as Landlord. The plaintiff also asserts a claim for conversion against Scott H. Hilkene with respect to the rent paid by Heartland Corporation to Scott H. Hilkene pursuant to said leases.

The registrant believes the actions filed by Sally S. Hilkene are without merit and the registrant intends to vigorously defend against each of the claims asserted in the actions.

During the quarter ended May 31, 2004 there were no other material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

Readers are also directed to refer to the discussion of legal proceedings in Note 3- Commitments and Contingencies, included in the Interim Financial Statement footnotes under Part I- Item 1.

ITEM 2 Changes in Securities and Use of Proceeds

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for twelve months, the Company is authorized to acquire up to $15 million of the Company’s outstanding shares. During the three months ended May 31, 2004, the Company acquired 170,000 shares for a total value of $5.2 million. In addition, 40,000 shares for a value of $1.2 million were purchased in the market prior to May 31, 2004 but funds did not settle until June.

Repurchase of Company Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March	—	—	—	—
April	20,000	$30.18	20,000	$14,395,453
May	150,000	$30.47	150,000	$9,817,020

Total	170,000	30.53	170,000	$9,817,020

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3 (a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3 (b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

31 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	On April 30, 2004, the Registrant filed a report on Form 8-K to report a material development in legal proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: July 15, 2004	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)