Form 10-K
period 2004-08-31
WD 40 CO
filed 2004-10-28
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

Commission File No. 0-6936-3

WD-40 COMPANY

(Exact Name of Registrant as specified in Charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 Cudahy Place, San Diego, California	92110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (619) 275-1400

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

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of February 27, 2004 was $534,880,000.

As of October 18, 2004 the Registrant had 16,573,217 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the annual meeting of stockholders on December 14, 2004 is incorporated by reference into PART III, Items 10, 11, 12 and 14.

PART I

ITEM 1 - Business

(a) General Development of Business.

For more than four decades, WD-40 Company (the “Company”), sold only one petroleum-based product, known as WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner from Block Drug Company, and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner from Unilever Australia, Ltd. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (“DIY”), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, an aerosol stain remover and a leading brand in the carpet stain remover category. The Spot Shot brand fits well within the Company’s brand portfolio, alongside the other household product brands. In April 2004, the Company again added to its brands with its purchase of the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. The 1001 brand provides the Company an opportunity to expand its household products market in the U.K. with a recognized U.K. brand name.

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

The Lava brand is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava and the WD-40 consumer shared similar characteristics and believed the distribution network developed through the WD-40 brand could effectively promote growth in the U.S. The Company felt that extending the Lava brand into other products, such as the Lava Heavy Duty hand-cleaning towel, would facilitate the growth of the brand. The Lava Towel strategy did not deliver on its expectations and was discontinued in 2002. With the Lava acquisition, the Company realized that it would benefit by an increased position in the grocery channel. This was a catalyst for the Global Household Brands acquisition. In 2004, the Company developed a plan to innovate the Lava brand in the U.S. This plan involves a line extension under the name Lava Pro, and is expected to launch in the first half of fiscal year 2005.

On the international front, during the first quarter of fiscal 2001, the Company introduced the Lava brand into the U.K. market. The strategy did not meet the Company’s expectations and in 2003 it changed its European brand strategy to focus on building distribution of its lubricant brands. In fiscal 2002, the Lava brand was introduced into the Canadian market. The Company acquired the Solvol brand of heavy-duty hand cleaner in Australia from Unilever Australia, Ltd. and has extended that brand into a liquid product, a benefit from the technology of the acquisition of Lava which has resulted in the growth of the Solvol brand.

In 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands, which included the three principal brand trademarks 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration, and to strengthen the Company’s position in the grocery trade channel. The Global Household Brands’ broker network and grocery business, combined with the WD-40 Company’s DIY distribution, gives the Company good growth potential for all brands across new trade channels.

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

In 2004, the Company purchased the 1001 line of carpet and household cleaners. The Company acquired this line of products to gain a presence in the U.K. market, and to leverage an introduction of the Company’s current Spot Shot and Carpet Fresh formulas through the use of an existing brand currently recognized by market consumers.

(b) Financial Information About Industry Segments.

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following segments: the Americas, Europe and Asia-Pacific. In addition, management reviews product performance on the basis of revenue. The financial information required by this item is included in Note 13 – Business Segments and Foreign Operations, of the Company’s consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data.

The Company’s revenue comes from three product categories - multi-purpose lubricants, heavy-duty hand cleaners, and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, mass retail and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

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

The Company’s brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

WD-40 is sold in aerosol cans and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets, and industrial distributors and suppliers. It has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods, and gardening applications. The product also has numerous industrial applications.

3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance, and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction, and jewelry manufacturing. The product’s high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance. In fiscal 2000, the Company introduced a patented new telescoping spout for 3-IN-ONE that allows precise delivery of oil in tight, hard-to-reach places. In February of 2003, the Company introduced a line extension of the 3-IN-ONE brand with the introduction of the new 3-IN-ONE Oil Professional line products, which include a spray and drip penetrant, a white lithium grease spray, a silicone spray, a PTFE spray, a heavy duty cleaner and degreaser spray, and an engine starter spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. This new line was introduced into the U.S. market, and into several countries in the Asia-Pacific and European markets.

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

The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands with the April 2001 stock purchase of HPD Holdings, Corp. and its wholly-owned subsidiary, HPD Laboratories, Inc., doing business as Global Household Brands. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, a liquid daily shower cleaner, an automatic toilet bowl cleaner, and an aerosol all-purpose bathroom cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed up. Carpet Fresh is also sold as an aerosol foam which doesn’t require vacuuming. At the time of the acquisition, the brands were sold primarily through grocery, drug, and mass retail channels. The Company is expanding the distribution of these items into new channels. At the same time, the broker network is helping to grow the distribution of the Company’s other brands into the grocery channels.

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

In April 2004, the Company acquired the 1001 business in a cash purchase from PZ Cussons P.L.C. The 1001 business includes the 1001 brand of carpet and household cleaners and was acquired with the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names, and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent, 10 percent and 9 percent of the Company’s consolidated net sales during fiscal years 2004, 2003 and 2002, respectively. Sales to affiliates of Wal-Mart worldwide accounted for approximately 5 percent during fiscal years 2004 and 2003, and approximately 2 percent during fiscal 2002.

At August 31, 2004 the Company employed 222 people worldwide: 121 by the United States parent corporation, 5 of which are based in the Malaysian regional office; 10 by the Company’s Canadian subsidiary; 75 by the United Kingdom subsidiary, including 14 in Germany, 10 in France, 6 in Italy and 9 in Spain; 13 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

The information required by this item is included in Note 13 - Business Segments and Foreign Operations, of the Company’s consolidated financial statements, which have been included in ITEM 8, Financial Statements and Supplementary Data. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts on non-functional currency cash balances. With the continuing expansion of the Company’s business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for product sold to customers in these areas.

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

ITEM 2 - Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 7,200 square feet of office and storage space in San Diego. The Company leases approximately 6,500 square feet of office space in total for sales offices in each of the following cities: Springfield, New Jersey; Atlanta, Georgia; Miami, Florida; and Northbrook, Illinois. The Company leases approximately 2,000 square feet of office space in Toronto, Ontario, Canada.

Europe

The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,000 square feet of office space and 4,700 square feet of plant and storage area. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases approximately 3,500 square feet of office space in Epping, New South Wales, Australia. The Company leases approximately 1,750 square feet of office space for a sales office in Kuala Lumpur, Malaysia.

With minor adjustments, the Company believes that these properties should be sufficient to meet its needs for office and plant facilities for the near future. Increased growth resulting from the recently acquired brands may cause the Company to acquire and/or modify its space in future years.

ITEM 3 - Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the possible exception of the legal actions discussed below.

On October 2, 2002, a legal action was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida against the Company by Michael William Granese, a Florida citizen, on behalf of himself and others similarly situated, seeking class action status in the State of Florida for damage claims allegedly arising out of the use of the automatic toilet bowl cleaners (“ATBCs”) marketed and sold by the Company under the brand names, 2000 Flushes and X-14.

The plaintiff sought to certify a class of plaintiffs consisting of consumers in the state of Florida who, since September 1, 1998, purchased and used ATBCs sold by the registrant. Class certification was sought for claims for damages based upon the purchase price of the ATBCs arising out of alleged violations of the Florida Deceptive and Unfair Trade Practices Act (Fla. Stat. §§501.201 – 501.213) for the asserted failure to disclose to consumers that the ATBCs allegedly could cause harm to internal toilet tank components and for the representations that the ATBCs are safe for plumbing and septic systems.

On April 26, 2004, the Florida Circuit Court issued an order denying the plaintiff’s application for class certification. The plaintiff has filed an appeal, and the action remains pending with respect to the plaintiff’s individual claims.

Two separate but substantially identical legal actions were filed in September 2003 against the Company in the San Diego County, California and the Alameda County, California Superior Courts by Patricia Brown on behalf of the general public seeking a remedy for alleged violation of California Business and Professions Code sections 17200, et seq., and 17500 (the “Brown Actions”). The complaints alleged that the Company misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaints sought to remedy such allegedly wrongful conduct: (i) by enjoining the Company from making the allegedly untrue representations and to require the Company to engage in a corrective advertising campaign and to order the return, replacement and/or refund of all monies paid for such ATBCs; (ii) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (iii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On September 18, 2003, Patricia Brown voluntarily dismissed the Alameda County action and elected to pursue the claims in San Diego Superior Court. On June 14, 2004, the complaint was amended to reallege violations of the same statutes based on a theory that the ATBCs were negligently designed; the amended complaint seeks remedies similar to those originally pleaded. The Company’s demurrer to the amended complaint was denied and the case remains pending.

Another complaint was filed against the Company on September 4, 2003, in the San Diego County, California Superior Court by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, was brought as a nationwide consumer class action on the same or similar grounds as alleged in the Brown Actions and sought substantially similar relief on behalf of the purported class of similarly situated plaintiffs. An amended complaint was filed by the plaintiff on June 14, 2004 alleging putative causes of action for unjust enrichment, breach of warranty, negligent design, and negligent inspection or testing of the ATBCs. As in the pending Brown Action, the Company’s demurrer to the amended complaint was denied. A motion to certify a class action in this case has not been filed.

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

On May 28, 2004 separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company and Scott H. Hilkene in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The state court action has been stayed pending resolution of the federal action. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company from Scott H. Hilkene on May 31, 2002. The plaintiff was formerly married to Scott H. Hilkene and, as a result of her contractual interest in Heartland Corporation, the plaintiff was a party to the Purchase Agreement dated May 3, 2002 and consented to the sale of Heartland Corporation as required by the agreement. The plaintiff alleges federal and state securities fraud and common law fraud claims against the registrant. All of the allegations relate to actions of the Company, Heartland Corporation and Scott H. Hilkene during the negotiations for the acquisition and following the closing. The plaintiff alleges that the Company, in breach of an alleged duty of disclosure, failed to inform her of certain actions that were allegedly undertaken by the parties and that the Company allegedly misrepresented that certain alleged acts would or would not be undertaken by the parties. The plaintiff also asserts related fraud claims against Scott H. Hilkene.

The Company believes the actions filed by Sally S. Hilkene are without merit and the Company intends to vigorously defend against each of the claims asserted in the actions.

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	48	President and Chief Executive Officer. Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.

Michael J. Irwin	41	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.

Graham P. Milner	50	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas in March 1997, became Senior Vice President, The Americas, in April 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Michael L. Freeman	51	Division President, the Americas. Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President Administration and Chief Information Officer in December 1996, was promoted to Senior Vice President Operations in September 2001, and was named Division President, the Americas, in September 2002.

Geoffrey J. Holdsworth	42	Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble	46	Managing Director, WD-40 Company Ltd. (U.K.). Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December 1996.

All executive officers hold office at the pleasure of the Board of Directors. In addition, the Company has entered into employment agreements with Mr. Ridge, Mr. Irwin, Mr. Milner, Mr. Freeman, Mr. Holdsworth, and Mr. Noble for three-year terms. Subject to renewal, Mr. Ridge’s current contract term expires on August 1, 2005 and the other officers’ contracts were automatically renewed on July 9, 2004 for successive three-year terms.

PART II

ITEM 5 - Market For Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on The Nasdaq Stock Market (National Market System). As of August 31, 2004, the approximate number of holders of record of the Company’s common stock was 1,580. The following table sets forth the range of high and low sales prices on The Nasdaq Stock Market of the Company’s common stock for the periods indicated, as reported by Nasdaq.

SELECTED STOCK INFORMATION

	FISCAL 2004			FISCAL 2003
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$35.98	$27.21	$0.20	$29.90	$25.60	$0.20
Second Quarter	$36.88	$29.13	$0.20	$30.00	$22.89	$0.20
Third Quarter	$35.72	$29.29	$0.20	$27.50	$19.64	$0.20
Fourth Quarter	$31.25	$24.55	$0.20	$30.00	$25.22	$0.20

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

Issuance of Unregistered Securities

As of March 2, 2004, the Company issued a total of 3,204 shares of its common stock to eight of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the “Plan”). The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March 2004. In lieu of cash compensation in the amount of $99,000, the Company issued shares to directors under the Plan with an aggregate market value of $110,000 as of March 2, 2004. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

Repurchase of Company Securities

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $15.0 million of the Company’s outstanding shares. During the last five months of fiscal year 2004, the Company completed the repurchase program by acquiring 534,698 shares at a total cost of $15.0 million.

The following table presents the total number of shares repurchased during the last quarter of the fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	40,000	$30.91	40,000	$8,578,532
July 1 - July 31	140,000	$26.21	140,000	$4,902,902
August 1 - August 13	184,698	$26.63	184,698	$—

Total	364,698	$26.93	364,698

Administrative costs, such as commissions and handling fees, related to the stock repurchase program totaled approximately $18,000 in the last quarter of the fiscal year. If these costs were included in the average price paid per share, the average price would equal $26.99.

ITEM 6 - Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The consolidated balance sheets at August 31, 2004 and 2003 and the related consolidated statements of income, of cash flows and of shareholders’ equity and comprehensive income of the Company for the three years ended August 31, 2004 and notes thereto are included with this report under Item 15. The data should be read in conjunction with such consolidated financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands)	2004	2003	2002	2001	2000
Net sales[1]	$242,467	$238,140	$216,764	$163,748	$146,469
Cost of product sold	116,944	115,928	108,153	79,547	69,414

Gross profit	125,523	122,212	108,611	84,201	77,055
Operating expenses[2]	80,074	72,460	66,245	56,112	45,432

Operating income	45,449	49,752	42,366	28,089	31,623
Interest and other income (expense), net	(6,596)	(6,357)	(5,523)	(2,508)	(495)
Loss on early extinguishment of debt			(1,032)[3]

Income before income taxes and cumulative effect of accounting change	38,853	43,395	35,811	25,581	31,128
Provision for income taxes	13,210	14,754	11,135	8,698	10,570

Income before cumulative effect of accounting change	25,643	28,641	24,676	16,883	20,558
Cumulative effect of accounting change				(980)[4]

Net income	$25,643	$28,641	$24,676	$15,903	$20,558

Earnings per share
Basic:
Income before cumulative effect of accounting change	$1.52	$1.73	$1.54	$1.08	$1.33
Cumulative effect of accounting change				(0.06)[4]

	$1.52	$1.73	$1.54	$1.02	$1.33

Diluted:
Income before cumulative effect of accounting change	$1.50	$1.71	$1.53	$1.08	$1.33
Cumulative effect of accounting change				(0.06)[4]

	$1.50	$1.71	$1.53	$1.02	$1.33

Dividends per share	$0.80	$0.80	$0.94	$1.18	$1.28
Total assets	$236,775	$236,658	$215,045	$166,712	$84,950
Long-term obligations[5]	$81,822	$86,781	$96,605	$76,653	$10,911

[1]	As described in Note 2 to the consolidated financial statements, the Company completed acquisitions of the 1001 business (“1001”), Heartland Corporation (“Heartland”) and HPD Holdings Corp. (“HPD”) during fiscal 2004, 2002 and fiscal 2001, respectively. Sales of the 1001 brand added $3.2 million in household products sales in fiscal year 2004. Sales of the Spot Shot brand acquired in the Heartland acquisition added $28.4 million, $28.2 million and $7.3 million in household products sales during fiscal 2004, 2003 and 2002, respectively. Sales of products acquired in the HPD acquisition added $46.4 million, $57.4 million, $64.9 million, and $22.1 million in household products sales during fiscal year 2004, 2003, 2002 and 2001, respectively.
[2]	At the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of 2002, the Company is no longer amortizing acquisition-related goodwill and intangible assets that have been determined to have indefinite lives. In fiscal 2001 and 2000, the Company incurred amortization costs related to goodwill and intangible assets of $3.7 million and $2.3 million, respectively.
[3]	As described in Note 1 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections, in fiscal year 2003. As a result, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002, has been reclassified for comparative presentation and reported in income before taxes.
[4]	The first quarter of fiscal year 2001 was affected by a cumulative effect of accounting change which reduced net income by $980,000, net of tax, or $0.06 per share, related to the change in the Company’s revenue recognition policy.
[5]	Long-term obligations include long-term debt, deferred employee benefits and other long-term liabilities and long-term deferred tax liabilities, net.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the WD-40 Company. MD&A is presented in ten sections: Overview, Summary Statement of Operations, Highlights, Results of Operations, Liquidity and Capital Resources, Critical Accounting Policies, Transactions with Related Parties, Quantitative and Qualitative Disclosures about Market Risk, Other Risk Factors and Forward-Looking Statements. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes contained elsewhere in the Company’s Annual Report.

In MD&A, “we,” “our,” “us,” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in millions, except per share amounts)

	Year ended August 31,
	2004	2003	% change
Net sales	$242.5	$238.1	2%
Gross profit	$125.5	$122.2	3%
Income from operations	$45.4	$49.8	(9)%
Net income	$25.6	$28.6	(10)%
Earnings per common share (diluted)	$1.50	$1.71	(12)%

HIGHLIGHTS

•	Sales reflect growth in our Europe and Asia-Pacific segments, with declines in the Americas segment.

•	Changes in foreign currency rates contributed to the growth of our sales as well as growth in expenses. The current year results translated at last year’s exchange rates would have produced sales of $234.1 million and net income of $25.1 million. Therefore, the impact of the change in foreign exchange rates year over year positively affected sales and net income by $8.4 million and $0.5 million, respectively. The benefit of increased exchange rates impacted results in Europe, Australia and Canada.

•	U.S. household products business was disappointing. The Company experienced sales declines in all U.S. household products due to increased competition within and around the categories we compete in, decreased customer promotional activity, losses in distribution of Carpet Fresh and X-14, and increased advertising and promotional discounts for automatic toilet bowl cleaners, which are recorded as offsets to sales.

•	The Company instituted a price increase in the U.S. market for certain lubricants and household products during the first quarter of the year. Several of our key customers responded with decreased promotional activity, which had an adverse impact on sales primarily in the second quarter for several of our brands, most notably WD-40. The adverse impact that the price increase had on promotional activity subsided in the third and fourth quarters.

•	The Company completed the acquisition of the 1001 line of products in the U.K. during the third quarter. This brand gives us a presence in the carpet and household cleaner market in the U.K., and will enable us to leverage an introduction of the Company’s other household product formulations under the 1001 brand name, as it is a recognized brand by consumers in the U.K. market.

•	Operating expenses were up 11% for the year, primarily due to increased foreign exchange rates year over year, along with increased advertising and promotional activity, professional services, freight, insurance, and a variety of other items. As planned, the investment in advertising and promotional activity increased 23% for the year as compared to the prior year to support the long-term health of the Company’s brands.

•	We increased focus and commitment to innovation during the fiscal year 2004. New product introductions continued as a result of this commitment, with introductions of the following innovative items during fiscal year 2004: two new 2000 Flushes clip-ons; three new 3-IN-ONE Professional line products-High-Performance Spray Lubricant with PTFE, Advanced Engine Starter and Heavy-Duty Cleaner Degreaser; new X-14 mildew stain remover with long-lasting claim; new X-14 Orange aerosol wide-area, all-purpose bathroom cleaner; WD-40 Big Blast; and new Carpet Fresh fragrance and spray-through cap. Innovation is important to the success of a number of our brands. We intend to continue our commitment to work on future product, packaging, and promotional innovations.

•	Cash flow has benefited from the exercises of employee common stock options.

•	Principal payment on our debt was made at the end of the third quarter, along with purchases of treasury stock in accordance with the share buy-back plan in the third and fourth quarters, which completed the share repurchase program.

•	Weighted-average shares outstanding, including the effects of dilution, has increased to 17.1 million for the year compared to 16.8 million in the prior year, due to exercises of employee stock options and an increase in the Company’s average stock price.

•	Rising costs for various raw materials and components of finished goods have negatively affected gross margin in the current year and can be expected to continue in the foreseeable future.

RESULTS OF OPERATIONS

Year ended August 31, 2004 compared with the year ended August 31, 2003

Net Sales

Net sales were $242.5 million in fiscal 2004, an increase of 1.8% from net sales of $238.1 million in the prior year. Sales in the Americas segment declined by $12.4 million, or 6.9%, with Europe sales up by $12.5 million, or 27.6%, and sales in Asia-Pacific up by $4.2 million, or 29.2%. Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior fiscal year contributed to the growth of sales. The current fiscal year results translated at last year’s exchange rates would have produced sales of $234.1 million. Therefore, the impact of the change in foreign exchange rates year over year positively affected sales by $8.4 million, or 3.6%.

By product line, sales of the lubricants WD-40 and 3-IN-ONE increased $12.9 million or 8.9% on a worldwide basis, with hand cleaner sales of Lava and Solvol down by $0.9 million, or 11.9%, and sales of the household cleaners Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001 down in total by $7.7 million, or 8.9% over the prior year period. Sales of the 1001 line of products contributed $3.2 million to sales in the fiscal year 2004.

Gross Profit

Gross profit was $125.5 million, or 51.8% of sales in fiscal year 2004, compared to $122.2 million, or 51.3% of sales in the prior fiscal year. The 0.5% increase in gross margin percentage is due to the effect of the U.S. price increase and other supply chain savings, offset by increased advertising and promotional discounts, the mix of products sold and increased cost of components, raw materials and finished goods. The increase in pricing of certain products in the U.S. added 1.2% to gross margin percentage compared to the prior year. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailer’s stores, co-operative advertising and other promotional activity, was 3.7% in fiscal 2004 compared to 3.6% in the prior fiscal year. Therefore, the increase in advertising and promotional discounts had a negative effect of 0.1% on the gross profit margin percentage. Net changes in product mix and other supply chain costs resulted in a 0.6% decrease in gross margin percentage. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. Although the Company experienced savings of certain supply chain costs in the first half of fiscal year 2004, our product costs have been adversely affected by the increased cost of components, raw materials and finished goods. The Company continues to actively manage the general upward trend of costs in the market.

Note that the Company’s gross margins may not be comparable to those of other entities, since some entities include all costs related to distribution of their products in cost of product sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for fiscal year 2004 increased to $58.3 million from $54.1 million for the prior fiscal year. The increase in SG&A is attributable to a number of items including: $2.1 million increase related to changes in exchange rates; $1.0 million increase in professional fees, primarily due to additional legal and accounting related to regulatory compliance; $0.2 million related to increased insurance costs; $0.3 million related to expenses associated with the 50th anniversary of the Company; $1.0 million net increase in employee costs, including salary increases and additional staffing in Europe compared to the prior year; $0.9 million increase in freight costs; $0.3 million increase in investor relations activities; and $0.3 million increase in other items including office overhead expenses; offset by a $1.7 million decrease in bonus costs and a $0.2 million decrease in commissions associated with the decline in sales to the grocery trade channel. As a percentage of sales, SG&A increased to 24.0% in fiscal year 2004 as compared to 22.7% in fiscal year 2003, primarily attributable to those items listed above.

As previously mentioned above under “Highlights”, the Company increased focus and commitment to innovation during the fiscal year 2004. However, research and development expenses decreased from $2.4 million in the prior year to $1.9 million this year as a result of certain events occurring in the last quarter of the fiscal year. In light of high customer demand, as well as the Company’s own confidence in two new products, further planned research was bypassed, resulting in the early launch of these products. Research and developments costs were also down due to decisions made in the fourth quarter to terminate the development of certain ideas late in their cycle and to replace them with projects in an earlier, less costly, development stage. These events reflect the normal cycles of product research and development. The Company anticipates that research and development costs will return to historical levels in fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $21.5 million in fiscal year 2004, up from $17.4 million for the prior fiscal year and, as a percentage of sales, increased to 8.9% in fiscal 2004, from 7.3% in fiscal year 2003. The increase is mainly related to additional television advertising with increased product demos, coupon space and print media. As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. Investment in global advertising and sales promotional expenses for fiscal year 2005 is expected to be in the range of 8.5% to 10.5% of net sales.

Loss on Write Off of Non-compete Agreement

The $0.9 million loss on the write off of a non-compete agreement in fiscal year 2003 relates to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement relates was not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization Expense

Amortization expense was $0.2 million in fiscal year 2004 compared to $71,000 in the prior fiscal year. The current year expense relates to five months of amortization of a definite-lived intangible asset over its 8 year life. The asset relates to non-contractual customer relationships acquired in the 1001 acquisition, which was completed in April 2004. The prior year expense relates to the amortization of the non-compete agreement prior to being written off, as mentioned above.

Income from Operations

Income from operations was $45.4 million, or 18.7% of sales in fiscal year 2004, compared to $49.8 million, or 20.9% of sales in fiscal year 2003. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $6.4 million and $6.7 million for the fiscal years ended August 31, 2004 and 2003, respectively. The change in interest expense, net is due to increased interest income as a result of the increase in the Company’s average cash balance during the current year and to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004.

Other Expense / Income, net

Other expense, net was $0.2 million in fiscal year 2004, compared to other income, net of $0.4 million in the prior fiscal year, due to the effects of foreign currency exchange losses in fiscal year 2004, compared to gains in fiscal year 2003, due to transaction gains/losses in our European business.

Provision for Income Taxes

The provision for income taxes was 34.0% of taxable income for the fiscal years ended August 31, 2004 and 2003. This reflects an adjustment to the current year tax rate from the previous 33.5% in the third quarter, associated with a change in the projected annual tax rate due to tax benefits expected from foreign tax planning in the fourth quarter. The Company was unable to achieve the projected benefits in the current year and is expecting a slightly higher tax rate in fiscal year 2005.

Net Income

Net income was $25.6 million, or $1.50 per share on a fully diluted basis for the fiscal year ended August 31, 2004, compared to $28.6 million, or $1.71 per share for the prior fiscal year. Fiscal year 2004 results translated at prior period exchange rates would have produced net income of $25.1 million, thus, the change in foreign exchange rates year over year positively affected results by $0.5 million, or 2.0%.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2004 and 2003.

Americas

Net Sales (in thousands)	Year ended
	August 31, 2004	August 31, 2003	$ change	% change
Americas
Lubricants	$86,983	$87,091	$(108)	(0)%
Hand cleaners	5,402	5,972	(570)	(10)%
Household products	73,757	85,437	(11,680)	(14)%

Sub-total	$166,142	$178,500	$(12,358)	(7)%
% of consolidated	69%	75%	(5)%

In the Americas region, sales for fiscal year 2004 were down overall by 7% versus the prior fiscal year. Lubricant sales were slightly down; hand cleaner sales decreased $0.6 million, or 10%; and household products decreased $11.7 million, or 14%.

The Company had an increase in pricing in the U.S. of certain lubricants and household products in the first quarter of fiscal year 2004. The increase was implemented to help offset increased insurance costs, legal and regulatory costs, freight, cost of goods and the cost of special packaging and logistics required in order to meet the needs of customers. This price increase added 3.5% to sales in the U.S. during the fiscal year ended August 31, 2004.

The sales of lubricants were essentially flat compared to last fiscal year due to reduced promotional activity by several large customers, which was related to the price increase instituted by the Company in the first quarter of the fiscal year. The impact of the price increase on promotional activity subsided during the second half of the year, and the Company does not expect the impact to affect fiscal year 2005 promotional activity.

Household product sales in fiscal year 2004 were down compared to the prior fiscal year due to declines in the U.S., partially offset by growth in Canada. Sales in the U.S. decreased by $12.8 million, or 15.6%, with growth in Canada of $1.1 million, or 30.5%. The decrease in the U.S. is due to decreased sales of all brands for several reasons. These reasons include a variety of competitive factors within and among their product categories, including increased advertising and promotional discounts for automatic toilet bowl cleaners and reduced promotional activity by our customers compared to the prior fiscal year. This category is expected to remain challenging in fiscal year 2005.

Carpet Fresh and X-14 have experienced declining sales due to a variety of competitive factors. Although sales of the Carpet Fresh brand have declined due to losses in distribution, the brand has increased dollar share of the grocery segment. Competitive product introductions have affected the sales and market share of X-14. The Company repositioned the X-14 product, highlighting a proven claim that X-14 produces more effective results compared to the leading products in the category. The 2000 Flushes/X-14 automatic toilet bowl cleaners were down for the fiscal year due to intensified new product introductions from competitors into the manual bowl-cleaning segment. Fees paid to secure new distribution are recorded as offsets to sales, are associated with the launch of the new 2000 Flushes clip-on products and are expected to continue as the Company gains distribution of these new products. Spot Shot sales in the U.S. were down, as the prior year third quarter included a customer promotion that was not repeated in fiscal year 2004, as well as increased advertising and promotional activity, and new product introductions by competitors within the category.

The Company continues to address the challenges and opportunities that exist within the highly competitive U.S. environment for the household products categories through product and promotional innovation. Recent innovations during fiscal year 2004 included: two new 2000 Flushes clip-on and 2000 Flushes bleach clip-on, new X-14 mildew stain remover with long-lasting claim, new X-14 Orange aerosol all-purpose bathroom cleaner with wide area sprayer, and new Carpet Fresh fragrances and spray-through cap. We continue to work on other product, packaging and promotional innovations.

Growth in sales of household products in Canada was due to increased promotional activity for Spot Shot, the impact of translation to U.S. dollars and new distribution in the year of 2000 Flushes in the grocery trade channel.

Sales of heavy-duty hand cleaners for the Americas decreased to $5.4 million in fiscal year 2004, down from $6.0 million in the prior fiscal year. Distribution of hand cleaners suffered minor losses in several classes of trade compared to the prior fiscal year. These classes included grocery, hardware and mass merchant. In fiscal year 2005, the Company intends to implement a strategy to mitigate the effect of the minor losses.

For this region, 88% of the sales in fiscal year 2004 came from the U.S., and 12% came from Canada and Latin America, compared to the distribution in fiscal 2003, when 90% of sales came from the U.S., and 10% came from Canada and Latin America. The change is reflective of the decline of the U.S. household product sales compared to the prior fiscal year.

Europe

Net Sales (in thousands)	Year ended
	August 31, 2004	August 31, 2003	$ change	% change
Europe
Lubricants	$54,455	$44,830	$9,625	21%
Hand cleaners	48	372	(324)	(87)%
Household products	3,200	29	3,171	10,934%

Sub-total	$57,703	$45,231	$12,472	28%
% of consolidated	24%	19%	5%

European sales for the fiscal year ended August 31, 2004 were $57.7 million, up $12.5 million, or 28% over sales in the prior fiscal year. Changes in foreign currency rates compared to the prior year contributed to the growth of sales. Fiscal year 2004 results translated at last year’s exchange rates would have produced sales of $51.3 million in this region. Therefore, the change in foreign exchange rates year over year positively affected sales for the fiscal year in this region by $6.4 million, or 12%. Sales of the 1001 brand contributed $3.2 million to the U.K. region during fiscal year 2004. Increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year are as follows: the U.K., 53.1%; France, 11.5%; Germany, 32.3%; Spain, 19.8%; Italy, 12.9%; and in the countries in which the Company sells through local distributors, 14.9%. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 38.7% of the region’s sales for fiscal year 2004, compared to 40.6% in the prior fiscal year. In the long term, the direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market results reflected solid growth in the eastern European markets in fiscal year 2004. These markets continued to experience growth in distribution and usage resulting from increased market penetration and consumer awareness. All of our direct markets, with the exception of France and Italy, showed growth in the fiscal year. In France, sales were flat in local currency due to declining automotive shelf space at key grocery retailers. In Italy, fiscal year 2004 sales were down in local currency due to the transition of staff in the sales team during the second quarter of fiscal year 2004. The U.K. market benefited from improved relationships with key customers, the result of the past reorganization of the sales team. In the first quarter of fiscal year 2004, the Company established the legal grounds to go direct in the Dutch market, where sales were formerly carried through a local distributor. Direct sales to this market began in the second quarter of fiscal year 2004. During the fourth quarter, the Carpet Fresh and Spot Shot formulas were introduced under the 1001 brand in the U.K. These products performed well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market.

Asia-Pacific

Net Sales (in thousands)	Year ended
	August 31, 2004	August 31, 2003	$ change	% change
Asia-Pacific
Lubricants	$16,473	$13,115	$3,358	26%
Hand cleaners	1,191	1,193	(2)	(0)%
Household products	958	101	857	849%

Sub-total	$18,622	$14,409	$4,213	29%
% of consolidated	8%	6%	2%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for fiscal year 2004 were $18.6 million, up $4.2 million, or 29%, compared to the prior fiscal year. Changes in foreign currency rates compared to the prior fiscal year contributed to the growth of sales. The current fiscal year results translated at last year’s exchange rates would have produced sales of $17.7 million in this region. Therefore, the change in foreign exchange rates year over year positively affected sales for the fiscal year ended August 31, 2004 in this region by $0.9 million, or 5%. Australian lubricant sales increased due to the success of 50th anniversary promotional programs and advertising. In Asia, sales in the region increased slightly over the prior fiscal year, as declines experienced in the first quarter were made up in the second, third, and fourth quarters. New distributors in Malaysia, Thailand, Taiwan and Singapore have been successfully transitioned. The launch of No-Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

The Company continues to combat counterfeit products, which remain an issue within the Asian region, particularly in China. The Company released a new shaped WD-40 can into the market in China in the first quarter of fiscal year 2004, and will soon introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

Year ended August 31, 2003 compared with the year ended August 31, 2002

Net Sales

Net sales were $238.1 million in fiscal year 2003, an increase of 9.9% from net sales of $216.8 million in the prior year. The Company had sales of products within three primary categories: lubricants, hand cleaners and household products. Lubricants included the WD-40 and 3-IN-ONE brands, hand cleaners included the Lava and Solvol brands, and the household products category included the Carpet Fresh, 2000 Flushes, X-14, and Spot Shot brands.

The overall increase in sales in fiscal year 2003 compared to fiscal year 2002 was due to an increase in household product and lubricant sales, offset by a decrease in hand cleaner sales. Household products sales were $85.6 million in fiscal year 2003 compared to $72.2 million in the prior year, an 18.4% increase. Lubricant sales for fiscal year 2003 were $145.0 million, up 7.9% from $134.4 million in the prior year. Hand cleaner sales were $7.5 million, down by 25.7% from $10.2 million.

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment.

Gross Profit

Gross profit was $122.2 million, or 51.3% of sales in the 2003 fiscal year, compared to $108.6 million, or 50.1% of sales in the 2002 fiscal year. The gross margin increase of 1.2% was primarily due to the effect of promotional costs and the mix of products sold. The overall impact of promotional costs added 0.2% to gross margin percentage in fiscal year 2003 compared to fiscal year 2002. Changes in product mix resulted in a 0.8% increase in gross margin percentage. The write down of Lava towel inventory in the U.K. during fiscal year 2002 decreased fiscal year 2002’s gross margin percentage by 0.2%. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for fiscal 2003 increased to $54.1 million from $50.7 million in 2002. The increase in SG&A was attributable to a number of items. Freight costs increased by $0.6 million, along with commissions of $0.8 million, both associated with the increase in sales. Professional fees and insurance costs increased by $1.6 million in total, which included a $0.5 million increase in legal fees, $0.6 million in accounting and other professional fees, and a $0.5 million increase in insurance costs. Professional and legal fees both increased primarily as a result of the new regulatory environment. The increase in insurance costs for the Company was consistent with the increases experienced by the general market. Corporate insurance costs were driven up across the board for a variety of economic and political reasons. Research and development increased by $1.0 million and other miscellaneous costs increased by $0.3 million. These increases were offset by decreases in bad debt expense by $0.3 million and general employee costs by $0.6 million. The decrease in general employee expenses related to the reallocation of employees to the research and development effort and the creation of “Team Tomorrow”, a newly developed department in fiscal year 2003 whose focus is on the future of our Company and our brands. The investment in research and development was up over the prior year due to this reallocation of employees in addition to increased product exploration and direct research and development costs. Bad debt was down due to reduction in defaults by our customers. As a percentage of sales, SG&A decreased to 22.7% in fiscal year 2003, down 0.7% from 23.4% in fiscal year 2002. Although costs not directly related to sales, such as legal costs, insurance and professional fees increased over the prior year period, they increased at a lower rate than sales.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $17.4 million in fiscal year 2003 from $15.2 million in fiscal year 2002, and as a percentage of sales, increased to 7.3%, up from 7.0%. As a percentage of sales, advertising and sales promotion expense may fluctuate period to period based upon the type of marketing activities employed by the Company, as the cost of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expense.

Loss on Write Off of Non-compete Agreement

The Company recorded a $0.9 million loss on the write off of a non-compete agreement with a former independent sales representative in fiscal year 2003, as the business to which the agreement related was not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization Expense

Amortization expense was $0.07 million for the 2003 fiscal year, down from $0.3 million in the prior year. This amortization expense represents the amortization of a non-compete agreement. The difference relates to the write off of the non-compete agreement in the second quarter of fiscal 2003.

Income from Operations

Income from operations was $49.8 million, or 20.9% of sales for fiscal year 2003, compared to $42.4 million, or 19.5% of sales in the prior fiscal year, an increase of 17.4%. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $6.7 million and $5.8 million during the years ended August 31, 2003 and 2002, respectively. The change in interest expense, net was due to the interest expense incurred as a result of the borrowings associated with the Heartland acquisition.

Loss on Early Extinguishment of Debt

Fiscal year 2002 included a $1.0 million write off of unamortized debt issuance costs associated with the early extinguishment of long-term debt. This expense was reclassified to other expense from an extraordinary item in accordance with SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” in fiscal year 2003.

Other Income/Expense, net

Other income, net was $0.4 million in fiscal year 2003 compared to $0.3 million in the prior fiscal year. The increase in other income was primarily due to the effect of foreign exchange transactions, which produced gains of $127,000 in the fiscal year 2003 compared to losses of $24,000 in the prior fiscal year. The majority of the foreign exchange transactions are generated in Europe, which records transactions in British pounds but makes sales denominated in Euros and U.S. dollars as well as the British pound. Miscellaneous other income was $256,000 compared to $292,000 in fiscal years 2003 and 2002, respectively.

Provision for Income Taxes

The provision for income taxes was 34% of taxable income for fiscal 2003, an increase from 31.1% in the prior fiscal year. The fiscal year 2002 tax rate reflects an overall rate of 32.5%, along with a one time benefit of $0.5 million associated with the resolution of certain tax items. The increase in tax rate to 34% was due to the growth in worldwide income for fiscal year 2003 at a higher rate than tax credits available.

Net Income

Net income was $28.6 million, or $1.71 per share on a fully diluted basis in fiscal year 2003, versus $24.7 million, or $1.53 per share in fiscal 2002. Net income in fiscal year 2003 was reduced by $0.035 per share due to the unexpected loss caused by the write off of the non-compete agreement, while net income in fiscal year 2002 was reduced by $0.044 per share due to the write off of unamortized debt issuance costs associated with the early extinguishment of long-term debt.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2003 and 2002.

Americas

Net Sales (in thousands)	Year ended
	August 31, 2003	August 31, 2002	$ change	% change
Americas
Lubricants	$87,091	$84,107	$2,984	4%
Hand cleaners	5,972	8,756	(2,784)	(32)%
Household products	85,437	72,234	13,203	18%

Sub-total	$178,500	$165,097	$13,403	8%
% of consolidated	75%	76%	6%

In the Americas region, sales for the fiscal year ended August 31, 2003 increased by 8% over the prior fiscal year. Lubricant sales were up $3.0 million, or 4%; hand cleaner sales decreased $2.8 million, or 32%; and household products increased $13.2 million, or 18%.

Household product sales in fiscal year 2003 were up compared to the prior year period due to sales from the Spot Shot brand in the U.S. and Canada. The Spot Shot brand was acquired through acquisition of the Heartland Corporation on May 31, 2002. Excluding Spot Shot, household product sales were down $7.5 million or 11.7% from the prior year. This decrease was due to weakness in the U.S. economy, combined with competitive factors within and among product categories for shelf space. The uncertainty in the U.S. economy during most of the year influenced the purchasing decisions of retailers who reacted by reducing inventories and promotional buying. The Company is as much affected by the reactions of its direct customers to changes in the economy, as it is by the purchasing decisions of end users of its products.

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

The increase in lubricant sales in the Americas in fiscal year 2003 was mainly related to growth of WD-40 sales in the U.S. and Canada. The 4% increase in lubricant sales in the U.S. was due to the benefit in fiscal year 2003 sales from promotions surrounding the Company’s 50th anniversary, along with the introduction of the new 3-IN-ONE Oil Professional Line products, which began shipping into the U.S. market towards the end of February of fiscal year 2003. The Professional Line of products included a spray and drip penetrant, a white lithium grease spray, and a silicone spray. This line has been well received and is expected to be a contributor to the growth of the 3-IN-ONE Oil brand in the future. The line began shipments to the Asian and Australian markets in the third quarter of fiscal 2003, and into the UK, Spain and France towards the end of the fiscal year. Lubricant sales in Canada were up 9%, of which 7% was due to the benefits of foreign exchange and 2% related to accounts specific promotions run for two major customers in the current year. Latin America WD-40 sales were down 1% from the prior year, due to economic conditions in areas of Latin America.

Sales of heavy-duty hand cleaners for the Americas decreased to $6.0 million in fiscal year 2003, down from $8.8 million in the prior year. The decrease in the Americas hand cleaner sales was primarily attributable to the U.S. market. The prior year period sales had a special one time promotional program at a large retailer to gain and support new distribution, which was not duplicated in the current year. Additionally, sales for the Lava liquid did not keep pace with the prior year due to losses in distribution.

For this region, 90% of sales in fiscal year 2003 came from the U.S., and 10% from Canada and Latin America. This distribution was consistent with that of fiscal year 2002.

Europe

Net Sales (in thousands)	Year ended
	August 31, 2003	August 31, 2002	$ change	% change
Europe
Lubricants	$44,830	$38,406	$6,424	17%
Hand cleaners	372	472	(100)	(21)%
Household products	29	—	29	—

Sub-total	$45,231	$38,878	$6,353	16%
% of consolidated	19%	18%	3%

European sales in fiscal year 2003 were 99% from lubricants, and 1% from hand cleaners, consistent with fiscal year 2002. Fiscal year 2003 sales in Europe grew to $45.2 million, up $6.4 million, or 16.3% over sales in fiscal year 2002. Favorable exchange rates accounted for 9.5% of the growth, and the other 5.9% was due to strong performances across the region. Increases in sales in U.S. dollars across the various parts of the region over the prior year were as follows: the U.K., 0.3%; France, 30.2%; Germany, 33.1%; Spain, 36.1%; Italy, 46.5%; and in the countries in which the Company sells through local distributors, 10.0%. The U.K. sales were up over the prior year in U.S dollars primarily due to the benefits of foreign exchange rates, as sales in sterling were down from the prior year. The growth in France, Germany, Spain, and Italy was a result of expanded distribution in all trade channels. Benefits from foreign exchange accounted for 9% of the growth in distributor markets over fiscal year 2002. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 40.6% of the region’s sales for fiscal year 2003, up from 35.3% in the prior year.

The Distributor team produced excellent results in Eastern Europe and the Middle East. Europe Direct markets also experienced growth through fiscal year 2003, with the exception of the U.K. where sales were affected by poor sales leadership, along with poor Lava results. The Company decided to discontinue its efforts with the Lava brand in Europe in fiscal year 2003. There was a restructuring of the U.K. sales team, and the brand awareness of the WD-40 brand was strengthened in the U.K. through the use of a well-known television personality in a marketing campaign.

Asia-Pacific

Net Sales (in thousands)	Year ended
	August 31, 2003	August 31, 2002	$ change	% change
Asia-Pacific
Lubricants	$13,115	$11,867	$1,248	11%
Hand cleaners	1,193	922	271	29%
Household products	101	—	101	—

Sub-total	$14,409	$12,789	$1,620	13%
% of consolidated	6%	6%	1%

In the Asia-Pacific region, total sales were up 12.7% in fiscal year 2003 over fiscal year 2002. Asia had a 10.7% increase in sales, up to $10.6 million from $9.6 million in the prior year period, resulting from 8.7% growth of the WD-40 brand. This increase was attributable to growth in China where the Company’s marketing distributor has worked to gain additional distribution in all markets. The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. Australia sales for fiscal year 2003 were up 18.6% over fiscal year 2002, with increases in sales of all brands in U.S. dollars. Foreign exchange accounted for 15% of the growth in Australian sales over the prior year. Without the benefits of foreign exchange, lubricant sales were down from the prior year and hand cleaner sales had continued growth. This decrease in lubricant sales was due to the timing of a promotion recorded in fiscal year 2002’s sales which was not repeated in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2004, the Company has a $75 million, 7.28% fixed-rate term loan, and a $10 million balance remaining on an original $20 million, 6.29% fixed-rate term loan, along with a $10 million revolving line of credit. The $75 million loan matures in 2011, with the first principal payment of $10.7 million beginning October 18, 2005, and for six years thereafter. The $10 million loan, which was originally $20 million, is payable on May 31, 2005. The first installment of $10 million was paid in May 2004. In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company chose to reduce the availability on its revolving line of credit from $20 million down to $10 million in the first quarter of fiscal year 2004. The revolving line of credit matures in October 2005, and has no outstanding balance as of August 31, 2004.

Under the fixed-rate term loans and the revolving line of credit, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

The Company’s cash balance has not been used to prepay the term loans due to certain prepayment penalties under the loan agreements.

A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loan advances and investments.

The events of default under the credit facility, including the fixed-rate term loans and the $10 million variable rate revolving line of credit, include the following:

•	Failure to pay principal or interest when due;

•	Failure to comply with covenants, representations or warranties, terms or conditions under the credit agreements;

•	Commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation; and

•	The sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line.

The Company is in compliance with all debt covenants as required by the credit facilities.

Aside from the credit facility and the line of credit, the Company’s primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

For the fiscal year ended August 31, 2004, cash and cash equivalents decreased by $12.5 million, from $42.0 million at the end of fiscal 2003 to $29.4 million at August 31, 2004. Operating cash flow of $31.5 million was offset by cash used in investing activities of $13.6 million and cash used in financing activities of $30.7 million.

Current assets decreased by $11.0 million to $84.2 million at August 31, 2004, down from $95.3 million at August 31, 2003. Accounts receivable decreased to $40.6 million, down $1.3 million from $41.9 million at August 31, 2003, as a result of decreased sales in the fourth quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003. Inventory increased to $6.3 million, up by $1.6 million from $4.7 million at August 31, 2003, due to additional inventory in the U.K. associated with the 1001 product line. Product at contract packagers increased to $2.0 million, up from $1.7 million at August 31, 2003 due to the timing of shipments of product versus payments received.

Current liabilities decreased by $2.1 million to $42.5 million at August 31, 2004 from $44.7 million at August 31, 2003. Accounts payable and accrued liabilities decreased by $0.8 million due to the timing of payments. Income taxes payable decreased by $0.2 million due to lower income in fiscal year 2004 versus the prior year. The year-to-date decrease in other current liabilities also includes a $1.2 million decrease in accrued payroll and related expenses, primarily due to a significant reduction in bonuses accrued at the end of fiscal year 2004 versus the prior year as a result of the Company not achieving its bonus incentive targets.

At August 31, 2004, working capital decreased to $41.7 million, down $8.9 million from $50.6 million at the end of fiscal year 2003. The current ratio at August 31, 2004 is 2.0, slightly down from 2.1 at August 31, 2003.

Net cash provided by operating activities for the fiscal year ended August 31, 2004 was $31.5 million. This amount consisted of $25.6 million from net income with an additional $8.0 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from employee exercises of stock options, equity earnings from VML Company L.L.C. (“VML”) net of distributions received, stock-based compensation, bad debt expense and gains/losses on sale of equipment, offset by $2.1 million related to changes in the working capital as described above, and changes in other long-term liabilities.

Net cash used in investing activities for fiscal year 2004 was $13.6 million. This included $11.6 associated with the 1001 acquisition completed in April 2004. Capital expenditures of $2.4 million were primarily in the area of manufacturing molds and tools, computer hardware and software, and vehicle replacements.

For fiscal year 2004, net cash used in financing activities included $10.0 million for repayment of debt, $13.6 million of dividend payments and $15.0 million related to purchases of 534,698 shares of common stock held in treasury, all partially offset by $7.9 million in proceeds from the exercise of common stock options.

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, the Company was authorized to acquire up to $15 million of the Company’s outstanding shares. As of August 13, 2004, the Company had completed its stock repurchase plan. Further disclosures associated with stock repurchased during fiscal year 2004 are included under Note 5 of the Consolidated Financial Statements and in Part II, Item 2 of this report.

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

On October 6, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on October 29, 2004 to shareholders of record on October 18, 2004. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of August 31, 2004:

	Payments due by period
Contractual Obligations:	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$85,000,000	$10,000,000	$21,430,000	$21,430,000	$32,140,000
Operating leases	2,895,000	1,225,000	1,430,000	232,000	8,000
Interest payments on fixed rate obligations	23,677,000	5,932,000	8,970,000	5,850,000	2,925,000

Total Contractual Cash Obligations	$111,572,000	$17,157,000	$31,830,000	$27,512,000	$35,073,000

The following summarizes other commercial commitments as of August 31, 2004:

The Company currently has available a $10 million variable rate revolving line of credit, maturing in October 2005. There was no outstanding balance under this line of credit as of August 31, 2004.

Relationships with Contract Manufacturers

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the Contract Manufacturers.

CRITICAL ACCOUNTING POLICIES

The Company’s results of operations and financial condition, as reflected in the Company’s consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Management uses historical experience and other relevant factors when developing estimates and assumptions. These estimates and assumptions are continually evaluated. Note 1 to the Company’s consolidated financial statements includes a discussion of significant accounting policies. The accounting policies discussed below are the ones management considers critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on our judgment. The Company’s financial results may have been different if different assumptions had been used or other conditions had prevailed. The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition

Sales are recognized as revenue at the time of delivery when risk of loss and title pass to the customer. Management must make judgments and certain assumptions in the determination of when delivery occurs. Through an analysis of end of period shipments, the Company determines an average time of transit that is used to estimate the time of delivery. Differences in judgments or estimates, such as the lengthening or shortening of the estimated delivery time used, could result in material differences in the amounts or timing of revenue recognition. Sales are recorded net of allowances for damaged goods returns, trade promotions, coupons and cash discounts.

Accounting for Sales Incentives

The Company records sales incentives as a reduction of sales in its income statement. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. Costs related to rebates, co-operative advertising, and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

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

The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal and state tax expense is made.

Valuation of Long-lived Assets, Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is reviewed at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year unless there are indicators during an interim period that assets may have become impaired. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

Factors we consider important which could trigger an impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated technological change or competitive activities;

•	Loss of key distribution;

•	Loss of key personnel; and

•	Acts by government and courts.

When there is indication that the carrying value of intangibles, long-lived assets or related goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying value amount of the asset is not recoverable and its carrying amount exceeds its fair value.

TRANSACTIONS WITH RELATED PARTIES

VML was formed in April 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products, and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.5 million, $0.8 million, and $0.7 million for the fiscal years ended August 31, 2004, 2003, and 2002 respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of August 31, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2003 was $0.7 million.

Product purchased from VML was approximately $38.2 million, $42.7 million, and $39.1 million during the fiscal years ended August 31, 2004, 2003 and 2002, respectively. The Company had product payables to VML of $1.9 million and $4.7 million at August 31, 2004 and August 31, 2003, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of August 31, 2004, the Company has a $75 million, 7.28% fixed-rate term loan, and a $10 million balance remaining on an original $20 million, 6.29% fixed-rate term loan, along with a $10 million revolving line of credit. Only the $10 million revolving line of credit is subject to interest rate fluctuations, with a variable interest rate based on the LIBOR rate plus 1.75%. As of August 31, 2004, there was no balance outstanding under the revolving line of credit. The Company’s interest rate risk on the outstanding line of credit balance is based upon the fluctuation in the LIBOR rate. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit.

OTHER RISK FACTORS

Component Supply Risk

The Company depends upon its suppliers for the supply of the primary components for its WD-40 brand and other products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum products, of which WD-40 and 3-IN-ONE are comprised, have had significant price volatility in the past, and may in the future. Rising oil prices can also impact the Company’s cost of transporting its products. The Company has historically been successful in managing its component costs and product pricing to maintain historical gross margins. Additionally, the Company has generally found alternate sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuation resulting from tariffs on steel; therefore any significant increase or decrease in steel tariffs could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is more significant price volatility or higher component costs generally, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices without affecting demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Business Risks

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers accounted for approximately 9% of the Company’s net sales in fiscal year

2004. The Spot Shot brand is presently sold to two major customers. Each customer accounts for approximately 20% of total Spot Shot net sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s business and its financial results.

Large customers also seek price reductions, added support, or promotional concessions. In response to this trend, the Company has had to expand its use of customer and market-specific promotions and allowances, which has negatively impacted and will continue to impact, the Company’s ability to maintain existing profit margins.

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

The Company also faces the risk of diminishing product categories or shifts within these categories. Currently, the Company faces challenges related to its household product brands. Household products have short differentiated life cycles and often need continuous innovation to address consumers’ changing needs and tastes. As a result of the dynamic nature of these product categories, the ability to understand consumer preferences and innovate is key to the Company’s ongoing success. In the event that the Company is unable to meet consumer preferences through innovation, its brands and product offerings may be at risk of impairment.

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	The introduction of new products and line extensions by the Company or its competitors;

•	The Company’s ability to control its internal costs and the cost of raw materials;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	Changes in product pricing policies by the Company or its competitors;

•	Changes of accounting policies;

•	The ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;

•	The ability to maintain key customer relationships;

•	The ability of major customers and other creditors to meet their obligations as they come due;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	The ability of the Company to attract and retain qualified personnel; and

•	Expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections.

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

A focus on environmental regulations relating to Volatile Organic Compounds (“VOCs”) resulted in a change in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO2 was chosen as the aerosol propellant in 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company’s profitability.

VOCs are regulated by the California Air Resources Board (“CARB”). Current CARB regulations required a reformulation of the Companies multi-purpose lubricants. On November 21, 2002, the Company obtained approval for variance with regulations relating to the VOC content in its multipurpose lubricants from the CARB. The variance gave the Company an extension of one year to research and develop effective formulas with lower VOC content for its multipurpose lubricants. The Company has successfully reformulated its multipurpose lubricants to be in full compliance with CARB regulation. The reformulation has resulted in increased product costs.

In conjunction with the review of the state budget, California gave CARB the approval to enforce a fee-based system which would allow it to collect “fees” from those it governs on the VOC issues. These fees will go into CARB’s operating budget and help cover shortfalls, and are said to be based on the amount of VOCs a company’s product puts into the state’s atmosphere. If a similar VOC policy is adopted by other states, the potential impact of fees charged could be material to the Company.

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

Success of Acquisitions

Since 2001, the Company has acquired the household product brands: Spot Shot, 2000 Flushes, X-14, Carpet Fresh, and 1001. The Company believes that its recent acquisitions provide opportunities for growth for all of the Company’s brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors, could materially adversely affect the Company’s financial results.

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

In fiscal years 2001 and 2002, the Company announced reductions to its regular quarterly dividend from $0.32 to $0.27 per share in April 2001 and from $0.27 to $0.20 per share in July 2002 (reducing the annual dividend since April 2001 from $1.28 to $.80) in order to make more of its cash flow available for debt service requirements. However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing through the issuance of more debt or the sale of equity securities, or the Company might be required to further reduce dividends. The increased debt service obligations could result in lower earnings for the Company if anticipated gross and net margins are not maintained for the Company’s new and existing business lines.

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

FORWARD-LOOKING STATEMENTS

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of 3-IN-ONE professional on the growth of the 3-IN-ONE brand, the impact of customer mix and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and expected tax rates, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

ITEM 8 - Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2004 and 2003 and for each of the three years in the period ended August 31, 2004, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages i through xxvii.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ending August 31, 2004. Amounts are presented in thousands, except for earnings per share data.

QUARTER ENDED:	NET SALES	GROSS PROFIT	NET INCOME	DILUTED EARNINGS PER SHARE
November 30, 2002	$51,353	$25,390	$4,354	$0.26
February 28, 2003	58,345	30,843	8,203	0.49
May 31, 2003	55,064	27,904	5,809	0.35
August 31, 2003	73,378	38,075	10,275	0.61

	$238,140	$122,212	$28,641	$1.71

November 30, 2003	$52,540	$27,934	$4,390	$0.26
February 28, 2004	58,481	30,329	6,243	0.36
May 31, 2004	59,742	30,864	6,072	0.35
August 31, 2004	71,704	36,396	8,938	0.53

	$242,467	$125,523	$25,643	$1.50

ITEM 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2004, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. The Company has a process designed to maintain internal control over financial reporting to provide reasonable assurance that its books and records accurately reflect its transactions and that its established policies and procedures are carefully followed. For the quarter ended August 31, 2004, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B – Other Information

Not applicable.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Certain information required by this item is set forth under the captions “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Compensation Committee Interlocks and Insider Participation,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Shareholders, December 14, 2004 (the “Proxy Statement”), which information is incorporated by reference herein.

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

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2004:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a ))
Plan category	( a )	( b )	( c )
Equity compensation plans approved by security holders	1,269,920	$25.57	1,740,892[1]
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,269,920	$25.57	1,740,892

[1]	Includes 29,316 shares available pursuant to the Company’s Non-Employee Director Restricted Stock Plan.

Non-Employee Director Restricted Stock Plan

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s shareholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the current director compensation policy, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $23,000 according to an election to be made by the director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her entire annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500 or $23,000. The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five year vesting period, the director resigns from service as a director.

ITEM 13 - Certain Relationships and Related Transactions

Not Applicable.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Independent Accountants.”

PART IV

ITEM 15 – Exhibits and Financial Statement Schedule

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

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(b)	Form of WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999, incorporated by reference from the Registrant’s Form 10-K Annual Report filed November 23, 1999, Exhibit 10(d) thereto.

10(e)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.

10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001.

10(k)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated herein by reference from the Registrant’s Proxy Statement filed on November 9, 1999 (Appendix D thereto).

10(l)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(m)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(a) thereto.

14	WD-40 Company Financial Reporting Code of Ethics

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ MICHAEL J. IRWIN
MICHAEL J. IRWIN
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
Date 10/19/04

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT
JAY REMBOLT
Vice President of Finance, Controller
(Principal Accounting Officer)
Date 10/19/04

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 10/19/04

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/19/04

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/19/04

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/19/04

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/19/04

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 10/25/04

/s/ GARY L. LUICK
GARY L. LUICK, Director
Date 10/19/04

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 10/19/04

/s/ GERALD C. SCHLEIF
GERALD C. SCHLEIF, Director
Date 10/19/04

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/19/04

/s/ EDWARD J. WALSH
EDWARD J. WALSH, Director
Date 10/19/04

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders

of WD-40 Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, CA

October 26, 2004

-i-

WD-40 Company

Consolidated Balance Sheets

August 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$29,433,000	$41,971,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,440,000 and $1,768,000	40,643,000	41,925,000
Product held at contract packagers	1,975,000	1,704,000
Inventories	6,322,000	4,709,000
Current deferred tax assets, net	2,830,000	2,387,000
Other current assets	3,026,000	2,565,000

Total current assets	84,229,000	95,261,000

Property, plant and equipment, net	7,081,000	6,523,000
Goodwill	95,832,000	92,267,000
Other intangibles, net	43,428,000	35,700,000
Long-term deferred tax assets, net	—	642,000
Other assets	6,205,000	6,265,000

	$236,775,000	$236,658,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,000,000	$10,000,000
Accounts payable	13,836,000	14,772,000
Accrued liabilities	12,151,000	11,999,000
Accrued payroll and related expenses	3,935,000	5,122,000
Income taxes payable	2,613,000	2,780,000

Total current liabilities	42,535,000	44,673,000

Long-term debt	75,000,000	85,000,000
Deferred employee benefits and other long-term liabilities	1,969,000	1,781,000
Long-term deferred tax liabilities, net	4,853,000	—

Total liabilities	124,357,000	131,454,000

Commitments and contingencies (Notes 7, 8, 9 and 14)

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized - 17,089,015 and 16,728,571 shares issued	17,000	17,000
Paid-in capital	49,616,000	40,607,000
Retained earnings	76,152,000	64,068,000
Accumulated other comprehensive income	1,659,000	512,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	—

Total shareholders’ equity	112,418,000	105,204,000

	$236,775,000	$236,658,000

The accompanying notes are an integral part of these consolidated financial statements.

-ii-

WD-40 Company

Consolidated Statements of Income

Years Ended August 31, 2004, 2003 and 2002

	2004	2003	2002
Net sales	$242,467,000	$238,140,000	$216,764,000
Cost of product sold	116,944,000	115,928,000	108,153,000

Gross profit	125,523,000	122,212,000	108,611,000

Operating expenses:
Selling, general and administrative	58,311,000	54,061,000	50,718,000
Advertising and sales promotion	21,539,000	17,449,000	15,242,000
Loss on write off of non-compete agreement	—	879,000	—
Amortization	224,000	71,000	285,000

	80,074,000	72,460,000	66,245,000

Income from operations	45,449,000	49,752,000	42,366,000

Interest expense, net of interest income of $484,000, $215,000 and $173,000 in 2004, 2003 and 2002, respectively	(6,387,000)	(6,740,000)	(5,791,000)
Loss on early extinguishment of debt	—	—	(1,032,000)
Other (expense) income, net	(209,000)	383,000	268,000

Income before income taxes	38,853,000	43,395,000	35,811,000

Provision for income taxes	13,210,000	14,754,000	11,135,000

Net income	$25,643,000	$28,641,000	$24,676,000

Earnings per common share:
Basic	$1.52	$1.73	$1.54

Diluted	$1.50	$1.71	$1.53

Weighted average common shares outstanding, basic	16,905,587	16,581,247	15,978,961

Weighted average common shares outstanding, diluted	17,118,829	16,758,775	16,154,984

The accompanying notes are an integral part of these consolidated financial statements.

-iii-

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended August 31, 2004, 2003 and 2002

					Accumulated Other Comprehensive Income (Loss)
								Total Shareholders’ Equity	Comprehensive Income
	Common Stock		Paid-In Capital	Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at August 31, 2001	15,717,296	$16,000	$15,731,000	$40,117,000	$(643,000)			$55,221,000	$15,602,000

Issuance of common stock upon exercise of options	307,348		6,575,000					6,575,000
Tax benefit from exercise of stock options			498,000					498,000
Canceled shares, upon settlement of HPD purchase price	(11,613)		(210,000)					(210,000)
Stock issued in acquisition	434,122		11,712,000					11,712,000
Issuance of restricted common stock	3,451		94,000					94,000
Cash dividends				(16,094,000)				(16,094,000)
Equity adjustment from foreign currency translation, net of tax ($348,000)					706,000			706,000	$706,000
Net income				24,676,000				24,676,000	24,676,000

Balance at August 31, 2002	16,450,604	16,000	34,400,000	48,699,000	63,000			83,178,000	$25,382,000

Issuance of common stock upon exercise of options	272,638	1,000	5,681,000					5,682,000
Tax benefit from exercise of stock options			417,000					417,000
Issuance of restricted common stock	5,329		109,000					109,000
Cash dividends				(13,272,000)				(13,272,000)
Equity adjustment from foreign currency translation, net of tax ($231,000)					449,000			449,000	$449,000
Net income				28,641,000				28,641,000	28,641,000

Balance at August 31, 2003	16,728,571	17,000	40,607,000	64,068,000	512,000			105,204,000	$29,090,000

Issuance of common stock upon exercise of options	357,240		7,914,000					7,914,000
Tax benefit from exercise of stock options			965,000					965,000
Issuance of restricted common stock	3,204		110,000					110,000
Stock-based compensation for options issued to directors			20,000					20,000
Cash dividends				(13,559,000)				(13,559,000)
Acquisition of treasury stock						534,698	$(15,026,000)	(15,026,000)
Equity adjustment from foreign currency translation, net of tax ($578,000)					1,147,000			1,147,000	$1,147,000
Net income				25,643,000				25,643,000	25,643,000

Balance at August 31, 2004	17,089,015	$17,000	$49,616,000	$76,152,000	$1,659,000	534,698	$(15,026,000)	$112,418,000	$26,790,000

The accompanying notes are an integral part of these consolidated financial statements.

-iv-

WD-40 Company

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$25,643,000	$28,641,000	$24,676,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,369,000	1,827,000	1,824,000
Loss on write off of non-compete agreement	—	879,000	—
(Gains) losses on sales and disposals of property and equipment	(49,000)	34,000	(4,000)
Deferred income tax expense	4,504,000	4,787,000	1,753,000
Tax benefit from exercise of stock options	965,000	417,000	498,000
Equity earnings in joint venture in excess of distributions received	(281,000)	(99,000)	(329,000)
Stock-based compensation	130,000	109,000	94,000
Loss on early extinguishment of debt	—	—	1,032,000
Bad debt expense	336,000	342,000	610,000
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivable	2,817,000	2,011,000	(4,278,000)
Product held at contract packagers	(271,000)	431,000	1,851,000
Inventories	(1,306,000)	1,533,000	5,585,000
Other assets	(479,000)	(499,000)	28,000
Accounts payable and accrued expenses	(2,684,000)	(1,800,000)	4,126,000
Income taxes payable	(321,000)	1,262,000	(2,017,000)
Deferred employee benefits and other long-term liabilities	118,000	71,000	94,000

Net cash provided by operating activities	31,491,000	39,946,000	35,543,000

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(11,555,000)	(48,000)	(35,424,000)
Capital expenditures	(2,358,000)	(2,058,000)	(1,180,000)
Proceeds from sales of property and equipment	169,000	175,000	122,000
Proceeds from collections on notes receivable	100,000	618,000	626,000
Litigation settlement related to acquired business, net of expenses	—	—	1,292,000

Net cash used in investing activities	(13,644,000)	(1,313,000)	(34,564,000)

Cash flows from financing activities:
(Payments) borrowings on line of credit, net	—	(299,000)	299,000
Proceeds from issuance of long-term debt, net of issuance costs of $342,000	—	—	94,658,000
Repayments of long-term debt	(10,000,000)	—	(79,783,000)
Proceeds from issuance of common stock	7,914,000	5,681,000	6,575,000
Treasury stock purchases	(15,026,000)	—	—
Dividends paid	(13,559,000)	(13,272,000)	(16,094,000)

Net cash (used in) provided by financing activities	(30,671,000)	(7,890,000)	5,655,000

Effect of exchange rate changes on cash and cash equivalents	286,000	137,000	77,000

(Decrease) increase in cash and cash equivalents	(12,538,000)	30,880,000	6,711,000
Cash and cash equivalents at beginning of year	41,971,000	11,091,000	4,380,000

Cash and cash equivalents at end of year	$29,433,000	$41,971,000	$11,091,000

Supplemental disclosure of cash flow information:
Cash paid for interest and fees	$6,621,000	$6,934,000	$4,926,000

Cash paid for income taxes, net of tax refunds received	$7,972,000	$8,525,000	$10,864,000

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued in acquisition	—	—	11,712,000

The accompanying notes are an integral part of these consolidated financial statements.

-v-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

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

The Company’s brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent, 10 percent and 9 percent of the Company’s consolidated net sales during fiscal years 2004, 2003 and 2002, respectively. Sales to affiliates of Wal-Mart worldwide accounted for approximately 5 percent during fiscal years 2004 and 2003, and approximately 2 percent during fiscal 2002.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write off experience and by industry and regional economic data. Account balances are charged off against the allowance when the Company feels it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers in the United States, Australia, and Canada. These contract packagers package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company’s customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company takes title to inventory at the same time the product is shipped to the customer.

The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the inventory upon receipt.

-vi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

Product held at contract packagers, as reported on the Company’s balance sheet, represents inventory held at United States, Australian and Canadian contract packagers.

Inventories

Inventories are stated at the lower of cost (as determined based on the average cost method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value for the purposes of determining the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles and three to ten years for furniture and fixtures.

Software Development Costs

The Company capitalizes qualifying software costs which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.3 million during each of the three years ended August 31, 2004, 2003 and 2002, respectively. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.3 million in fiscal year 2004, and $0.2 million in fiscal years 2003 and 2002.

Goodwill and Other Intangibles

Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Goodwill and intangible assets are tested at least annually for impairment during the Company’s second fiscal quarter unless there are indicators during an interim period that assets may have become impaired. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy or use of acquired assets, decline in the Company’s stock price for a sustained period, unexpected adverse economic factors, unanticipated technological change, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future volume, revenue, expense growth rates, and the selection of an appropriate discount rate. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives.

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair

-vii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

value, which is the amount at which the asset could be bought or sold in a current transaction between willing parties, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairment losses have been identified by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, trade receivables, accounts payable, revolving line of credit, and foreign currency exchange contracts. The carrying amounts of these instruments approximate fair value because of the short maturities or variable interest rates.

The fair value of the Company’s borrowings was approximately $93.2 million and $102.0 million at August 31, 2004 and 2003, respectively. The fair values of the borrowings are based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments which include operating and money market accounts. The Company’s accounts receivable are primarily derived from customers located in North America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

Revenue Recognition

Sales are recognized as revenue at the time of delivery when risk of loss and title pass to the customer. Sales are recorded net of allowances for damaged goods returns, trade promotions, coupons and cash discounts.

The Company records trade promotions as a reduction of sales in its income statement. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. Costs related to rebates, co-operative advertising, and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Cost of Product Sold

The components of cost of product sold primarily include the cost of products manufactured on the Company’s behalf by its contract packagers, net of volume and other rebates. The costs to manufacture WD-40 concentrate are also included in cost of product sold, which include direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials; and depreciation of machinery and equipment used in the manufacturing process.

Selling, General and Administrative Expenses

The components of selling, general and administrative expenses include costs related to selling the product such as the cost of the sales force and related sales and broker commissions; freight paid to third-party companies to distribute finished goods from the Company’s contract packagers to its customers; other general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and other employee-related costs to support marketing, human resources, finance, supply chain, information technology, and research and development activities.

-viii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $13.9 million, $12 .6 million and $12.0 million in fiscal 2004, 2003 and 2002, respectively.

Advertising Costs

The Company primarily advertises through television and print media. The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the fiscal years ended 2004, 2003 and 2002 were $7.1 million, $7.0 million and $7.2 million, respectively.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the fiscal years ended 2004, 2003 and 2002 were $1.9 million, $2.4 million and $1.4 million, respectively.

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

The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The Company’s tax contingency accruals are reflected as a component of accrued liabilities.

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal and state tax expense is made.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction gains (losses) were ($377,000), $127,000 and ($24,000) for the years ended August 31, 2004, 2003 and 2002, respectively.

The Company uses foreign currency forward contracts to reduce the risk of foreign currency transactions of one of its wholly-owned foreign subsidiaries. The principal currency affected is the Euro. Forward contracts are accounted for on a mark-to-market basis, with realized and unrealized gains or losses recognized currently. Cash flows from settlements of forward contracts are included in operating activities in the consolidated statements of cash flows. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign exchange contracts are designated as hedges.

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not

-ix-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts which exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2004, the Company had approximately $3.7 million of foreign exchange contracts outstanding, which mature starting in September 2004 and continue to mature through October 2004. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

Earnings per Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan (Note 11).

Stock-Based Compensation

At August 31, 2004, the Company had one stock option plan, which is described more fully in Note 11. The Company accounts for stock-based compensation for the plan under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the Company measures compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock. Under the terms of the plan, options may be granted at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the years ended August 31, 2004, 2003 and 2002 was greater than or equal to the market value on the date of grant.

-x-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), prescribe the accounting and disclosure requirements using a fair-value based method of accounting for stock-based compensation plans. The Company has elected to use the intrinsic value method of accounting for its stock options and has adopted the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Year Ended August 31,
	2004	2003	2002
Net income, as reported	$25,643,000	$28,641,000	$24,676,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	13,000	—	—
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,022,000)	(594,000)	(1,234,000)

Pro forma net income	$24,634,000	$28,047,000	$23,442,000

Earnings per common share:
Basic - as reported	$1.52	$1.73	$1.54

Basic - pro forma	$1.46	$1.69	$1.47

Diluted - as reported	$1.50	$1.71	$1.53

Diluted - pro forma	$1.45	$1.67	$1.45

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended August 31, 2004, 2003 and 2002:

	Year Ended August 31,
	2004	2003	2002
Risk-free interest rate	2.27%	2.20%	3.27%
Expected volatility of common stock	43.42%	39.61%	39.40%
Dividend yield	2.70%	2.91%	5.16%
Expected option life	3 years	3 years	3 years

Segment Information

The Company discloses certain information about the Company’s operating segments, which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical areas. In addition, management assesses revenue on the basis of products.

-xi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings. As a result of the Company’s adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No.145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Correction”, in fiscal year 2003, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002 was reclassified and reported in income before taxes.

2.	Acquisitions

1001

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. for 6.2 million pounds sterling ($11.4 million) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.6 million. The acquisition included essentially all key elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market, and to leverage an introduction of the Company’s current Spot Shot and Carpet Fresh formulas through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly, 1001 results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the purchase price to the various assets of the 1001 business, as of the April 2, 2004 acquisition date, based on an independent valuation of assets acquired performed by a third-party valuation firm:

1001 Trade name	$3,713,000
Non-contractual customer relationships	4,354,000
Goodwill	3,488,000

Total purchase price	$11,555,000

Heartland Corporation

On May 31, 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, a Kansas corporation (“Heartland”), through the acquisition of the entire capital stock of Heartland. The principal brand acquired by the Company is the Spot Shot brand, an aerosol carpet spot remover. The Company sees growth potential for the brand through increased brand awareness, consumer usage, and household penetration, along with the expansion of the brand into new trade channels. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”, and, accordingly, Heartland’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Company paid cash in the amount of $35.0 million, issued 434,122 shares of $.001 par value common stock of the Company to the selling Heartland shareholders having a value of $11.7 million, and incurred acquisition costs of $0.6 million. The aggregate acquisition value was $47.2 million, after a final downward purchase price adjustment of $0.1 million for settlement of the closing balance sheet.

-xii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

The acquisition of the Spot Shot brand expands the Company’s product assortment in a related category, and offers potential for leveraging product distribution. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expectations that brand synergy and operational fit will allow the Company to integrate the acquired business into the Company’s existing infrastructure with modest incremental cost. The process is thereby expected to increase the profit generated from the acquired business.

HPD Holdings Corp.

On April 30, 2001, the Company completed the acquisition of the business, worldwide brand trademarks, patents and other tangible and intangible assets known as Global Household Brands through the acquisition of the entire capital stock of HPD Holdings Corp. (“HPD”) and its wholly-owned subsidiary, HPD Laboratories, Inc. The three principal brand trademarks and related patents acquired from HPD by the Company were 2000 Flushes automatic toilet bowl cleaners, X-14 automatic toilet bowl cleaners and hard surface cleaners, and Carpet Fresh rug and room deodorizers. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations,” and, accordingly, HPD’s results of operations have been included in the consolidated financial statements since the date of acquisition. The aggregate cost of the acquisition was approximately $72.9 million, consisting of cash of approximately $66.5 million, acquisition costs of $1.6 million, and $4.8 million of the Company’s common stock (264,875 shares).

The acquisition of HPD was made to move the Company forward in its long-term brand strategy, while also providing economies of scale in sales, manufacturing and administration, and to strengthen the Company’s position as a meaningful player in the grocery trade channel. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expected benefits from combining HPD’s broker network and grocery business with the Company’s hardware, mass retail and industrial distribution, which gives the Company good growth potential for all brands across new trade channels.

3.	Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. The Company uses a discounted cash flow model in its impairment test. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

In conjunction with the 1001 acquisition, the Company acquired goodwill of $3.4 million, the 1001 trade name valued at $3.7 million, and the non-contractual customer relationships intangible asset valued at $4.3 million. The non-contractual customer relationships intangible asset is amortized over its estimated eight-year life. The 1001 trade name has been determined to have an indefinite life.

Definite-Lived Intangible Assets

The non-contractual customer relationships intangible asset was acquired in the 1001 acquisition, and is included in the European segment. This definite-lived intangible asset is recorded in pounds sterling and converted to U.S. dollars for reporting purposes.

-xiii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

The following includes the non-contractual customer relationships intangible asset related to the 1001 acquisition that continues to be subject to amortization:

As of August 31, 2004
Gross carrying amount	$4,291,000
Accumulated amortization	(224,000)

Net carrying amount	$4,067,000

Year Ended August 31, 2004
Amortization expense	$224,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

August 31, 2005	$536,000
August 31, 2006	536,000
August 31, 2007	536,000
August 31, 2008	536,000
August 31, 2009	536,000
Thereafter	1,387,000

$4,067,000

Changes in definite-lived intangibles by segment for the fiscal years ended August 31, 2004 and 2003, are summarized below:

	Definite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2002	$950,000	$—	$—
Acquisitions	—	—	—
Amortization	(71,000)	—	—
Write off of non-compete agreement	(879,000)	—	—
Translation adjustments and other	—	—	—

Balance as of August 31, 2003	—	—	—
Acquisitions	—	4,354,000	—
Amortization	—	(224,000)	—
Translation adjustments and other	—	(63,000)	—

Balance as of August 31, 2004	$—	$4,067,000	$—

Due to the death of a party to a non-compete agreement in the second quarter of fiscal year 2003, the business to which the agreement relates is not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of trade names. Trade names include Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001 with a total value of $39.4 million, of which $35.7 million and $3.7 million are included in the assets of the Americas and European segments, respectively.

-xiv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

Changes in indefinite-lived intangibles by segment for the fiscal years ended August 31, 2004, and 2003, are summarized below:

	Indefinite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2002	$35,700,000	$—	$—
Acquisitions	—	—	—
Translation adjustments and other	—	—	—

Balance as of August 31, 2003	35,700,000	—	—
Acquisitions	—	3,713,000	—
Translation adjustments and other	—	(52,000)	—

Balance as of August 31, 2004	$35,700,000	$3,661,000	$—

Acquisition-Related Goodwill

The carrying value of all acquisition-related goodwill at August 31, 2004 and August 31, 2003 was $95.8 million and $92.3 million, respectively. The other changes to goodwill from period to period other than the goodwill associated with the 1001 acquisition relate to changes in foreign currency translation rates and to the finalization of purchase accounting and acquisition-related costs.

Changes in the carrying amounts of goodwill by segment for the fiscal years ended August 31, 2004 and 2003, are summarized below:

	Acquisition-Related Goodwill
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2002	$86,041,000	$5,474,000	$1,210,000
Acquisitions	—	—	—
Translation adjustments and other	(501,000)	43,000	—

Balance as of August 31, 2003	85,540,000	5,517,000	1,210,000
Acquisitions	—	3,488,000	—
Translation adjustments and other	72,000	3,000	2,000

Balance as of August 31, 2004	$85,612,000	$9,008,000	$1,212,000

4.	Selected Financial Statement Information

	As of August 31,
	2004	2003
Inventories
Raw materials	$540,000	$441,000
Finished goods	5,782,000	4,268,000

	$6,322,000	$4,709,000

-xv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

	As of August 31,
	2004	2003
Property, Plant and Equipment, net
Land	$514,000	$514,000
Buildings and improvements	3,644,000	3,465,000
Furniture and fixtures	3,819,000	3,374,000
Software	2,419,000	1,823,000
Machinery, equipment and vehicles	4,675,000	3,476,000

	15,071,000	12,652,000
Less: accumulated depreciation	(7,990,000)	(6,129,000)

	$7,081,000	$6,523,000

Goodwill and Other Intangibles, net
Acquisition-related goodwill	$95,832,000	$92,267,000
Intangibles with indefinite lives	39,361,000	35,700,000
Intangibles with definite lives	4,291,000	—
Less: accumulated amortization	(224,000)	—

	$139,260,000	$127,967,000

5.	Stock Repurchase Plan

On April 6, 2004, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $15 million of the Company’s outstanding shares. During the last five months of fiscal year 2004, the Company completed the repurchase program by acquiring 534,698 shares at a total cost of $15.0 million.

6.	Earnings per Common Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2004, 2003 and 2002. For the years ended August 31, 2004, 2003 and 2002: 143,467, 266,972 and 299,143 options outstanding, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

	Year Ended August 31,
	2004	2003	2002
Net income	$25,643,000	$28,641,000	$24,676,000

Weighted-average shares outstanding:
Weighted-average shares outstanding – basic	16,905,587	16,581,247	15,978,961
Dilutive securities	213,242	177,528	176,023

Weighted-average shares outstanding – diluted	17,118,829	16,758,775	16,154,984

-xvi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

7.	Long-Term Debt

Long-term debt is comprised of the following:

	August 31,
	2004	2003
Term loans	$85,000,000	$95,000,000
Revolving line of credit	—	—

Total debt	85,000,000	95,000,000
Less: current portion	(10,000,000)	(10,000,000)

Long-term debt	$75,000,000	$85,000,000

On October 18, 2001, the Company replaced two variable-rate term loans with proceeds from a $75 million long-term obligation and a $15 million variable rate revolving line of credit financed through Prudential Capital and Union Bank. The new $75 million long-term obligation consists of a fixed-rate note with a 10-year term and requires interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit has a variable rate based on the LIBOR rate plus 1.75%, and matures in October of 2005.

In conjunction with this refinancing, the Company recorded a loss of $1,032,000, as a result of the replacement of term loans A and B. The loss consists of the write off of unamortized debt issuance costs associated with the original financing.

On May 31, 2002 the Company acquired Heartland Corporation, which was financed primarily through a $20 million term loan from Prudential Capital and a $7 million draw down on the revolving line of credit from Union Bank. This term loan consists of a fixed-rate note with a 3-year term, and with two principal payments of $10 million each, one of which was paid in May 2004, with the second payment due on May 31, 2005. The note bears interest at an annualized rate of 6.29%. In addition, the revolving line of credit with Union Bank of California, N.A., was increased to an availability of $20 million at a variable interest rate. In September 2003, the Company chose to reduce the availability on the revolving line of credit from $20 million down to $10 million.

The term loans and revolving line of credit agreements have consistent covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan. A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loans are collateralized by the Company’s cash, property, inventory, trade receivables, and intangible assets. The term loans also include certain provisions for prepayment penalties.

The events of default under the credit facility, including the fixed-rate term loans and the $10 million variable-rate revolving line of credit, include the following:

•	Failure to pay principal or interest when due;

•	Failure to comply with covenants, representations and warranties, or other terms and conditions under the credit agreements;

•	Commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation; and

-xvii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

•	The sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line.

The term loans and revolving line of credit contain cross default provisions. In the event of default, the term loans and revolving line of credit may be due and callable immediately at the option of the holders.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions, and make certain loan advances and investments. The Company is in compliance with all debt covenants as required by the credit facilities.

The aggregate maturities of the fixed-rate term loans are as follows:

Year ending August 31,	2005	$10,000,000
	2006	10,715,000
	2007	10,715,000
	2008	10,715,000
	2009	10,715,000
	Thereafter	32,140,000

	Total	$85,000,000

8.	Related Parties

VML was formed in April 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products, and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.5 million, $0.8 million, and $0.7 million for the fiscal years ended August 31, 2004, 2003, and 2002 respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of August 31, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2003 was $0.7 million.

Product purchased from VML was approximately $38.2 million, $42.7 million and $39.1 million during the fiscal years ended August 31, 2004, 2003 and 2002, respectively. The Company had product payables to VML of $1.9 million and $4.7 million at August 31, 2004 and August 31, 2003, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

-xviii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

9.	Commitments and Contingencies

The Company was committed under certain noncancelable operating leases at August 31, 2004 which provide for the following future minimum lease payments: 2005, $1,225,000; 2006, $1,126,000; 2007, $304,000; 2008, $137,000; 2009, $95,000, and $8,000 thereafter. Rent expense for the years ended August 31, 2004, 2003 and 2002 was $1,065,000, $1,020,000 and $1,054,000, respectively.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the possible exception of the legal actions discussed below.

On October 2, 2002, a legal action was filed against the Company seeking class action status in the State of Florida for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On April 26, 2004, the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida issued an order denying the application for class certification. The plaintiff has filed an appeal, and the action remains pending with respect to the plaintiff’s individual claims.

On September 4, 2003 a legal action was filed against the Company in San Diego County, California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds.

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

On May 28, 2004, separate but substantially identical legal actions were filed by the same plaintiff against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleges federal and state securities fraud and common law fraud claims against the Company. In the opinion of management, these actions are without merit and are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the Contract Manufacturers, which obligates the Company to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be

-xix-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2004.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of August 31, 2004.

10.	Income Taxes

The provision for income taxes includes the following:

	Year Ended August 31,
	2004	2003	2002
Current Tax Provision
United States	$5,286,000	$7,230,000	$6,864,000
State	825,000	750,000	924,000
Foreign	2,625,000	2,001,000	1,832,000

Total current	8,736,000	9,981,000	9,620,000

Deferred Tax Provision
United States	4,222,000	4,553,000	1,515,000
Foreign	252,000	220,000	—

Total deferred	4,474,000	4,773,000	1,515,000

	$13,210,000	$14,754,000	$11,135,000

Income before income taxes includes approximately $7,175,000, $5,959,000 and $5,211,000 related to foreign operations for the years ended August 31, 2004, 2003 and 2002, respectively.

-xx-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

Deferred tax assets and deferred tax liabilities are comprised of the following:

	August 31,
	2004	2003
Deferred Tax Assets
Accrued payroll and related expenses	$199,000	$234,000
State income taxes paid	182,000	216,000
Accounts receivable	761,000	929,000
Accounts payable and accrued liabilities	1,356,000	1,050,000
Deferred employee benefits and other long-term liabilities	643,000	598,000
Other	(41,000)	325,000
Net operating loss	3,613,000	5,846,000

Total deferred tax assets	6,713,000	9,198,000

Deferred Tax Liabilities
Property, plant and equipment, net	(306,000)	(524,000)
Amortization of tax goodwill and intangibles	(7,396,000)	(4,701,000)
Other assets	(1,034,000)	(944,000)

Total deferred tax liabilities	(8,736,000)	(6,169,000)

Net deferred taxes	$(2,023,000)	$3,029,000

As of August 31, 2004, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $10,032,000 and $4,231,000, respectively. The federal and state NOL carryforwards begin to expire in 2019 and 2014, respectively. In the current year, the Company utilized federal and state NOL carryforwards of $6,115,000 and $1,158,000, respectively.

Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

	Year Ended August 31,
	2004	2003	2002
Amount computed at U.S. statutory federal tax rate	$13,599,000	$15,188,000	$12,538,000
State income taxes, net of federal benefit	950,000	1,133,000	1,395,000
Tax credits	(509,000)	(1,265,000)	(850,000)
Benefit from resolution of pending tax matters	(410,000)	(253,000)	(1,438,000)
Other	(420,000)	(49,000)	(510,000)

	$13,210,000	$14,754,000	$11,135,000

The Company has provided for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of an amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a large portion of the U.S. liability.

-xxi-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

While the Company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, as of August 31, 2004 and based on the tax laws in effect at that time, it was the Company’s intention to continue to indefinitely reinvest certain undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

The tax benefit related to the Company’s stock option plan is recorded as an increase to equity when realized. In fiscal years 2004, 2003 and 2002, the Company realized tax benefits of approximately $965,000, $417,000 and $498,000, respectively. Stock option tax benefits are reflected as a component of operating cash flows.

The Internal Revenue Code imposes certain conditions and possible limitations on the future availability of, and on the annual amount of utilization of, net operating loss and tax credit carryforwards, including limitations arising from changes in the Company’s ownership.

11.	Stock Options

Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. During the year ended August 31, 2004, the Company’s shareholders approved an increase of an additional 1.5 million shares authorized for grant under the plan, up from 2,980,000 shares previously authorized. At August 31, 2004, options for 1,711,576 shares remained available for future grant under the plan. Options canceled return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the years ended August 31, 2004, 2003 and 2002 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income. However, during the year ended August 31, 2004, certain options were issued to non-employee directors at an exercise price below fair market value on the date of the grant as a result of the option exercise price being determined as the closing price of the stock on the day prior to the date of grant. These options were issued in accordance with the plan and the Director Compensation Policy. Stock-based compensation expense for such options, net of related tax effects, included in reported net income for the year ended August 31, 2004 aggregated $13,000.

-xxii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

A summary of the status of the Company’s stock option plan as of August 31, 2004, 2003 and 2002 and of changes in options outstanding under the plan during the three years ended August 31, 2004 is as follows:

	Number of Shares		Weighted- Average Exercise Price
Options outstanding at August 31, 2001		1,409,048	$22.28

Options granted		278,900	$20.94
Options exercised		(307,348)	$21.39
Options canceled		(50,488)	$20.99

Options outstanding at August 31, 2002		1,330,112	$22.28
Options exercisable at August 31, 2002	1,052,683		$22.56

Options granted		302,200	$27.70
Options exercised		(272,438)	$20.84
Options canceled		(27,312)	$26.05

Options outstanding at August 31, 2003		1,332,562	$23.73
Options exercisable at August 31, 2003	1,029,782		$22.54

Options granted		326,450	$29.66
Options exercised		(357,240)	$22.17
Options canceled		(31,852)	$24.97

Options outstanding at August 31, 2004		1,269,920	$25.57

Options exercisable at August 31, 2004	813,675		$23.84

The weighted-average fair value per share of options granted during the years ended August 31, 2004, 2003 and 2002, estimated as of the grant date using the Black-Scholes option pricing model with the assumptions described in Note 1, was $8.13, $6.53 and $4.43, respectively.

The following table summarizes information about outstanding and exercisable stock options as of August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.08 - $24.32	588,811	5.72	$21.40	588,811	$21.40
$24.32 - $34.74	681,109	7.79	$29.18	224,864	$30.23

	1,269,920	6.83	$25.57	813,675	$23.84

-xxiii-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

12.	Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Plan may be amended or discontinued at any time by the Company.

Total Company contribution expense for the WD-40 Company Profit Sharing/401(k) Plan and the former WD-40 Money Purchase Pension Plan during the years ended August 31, 2004, 2003 and 2002 was approximately $1,509,000, $1,633,000 and $1,950,000, respectively. Effective December 31, 2002, the WD-40 Company Money Purchase Pension Plan was merged into the WD-40 Company Profit Sharing/401(k) Plan.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the years ended August 31, 2004, 2003 and 2002 was approximately $673,000, $606,000 and $518,000, respectively.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,656,000 and $1,601,000 at August 31, 2004 and 2003, respectively. The service and interest costs amounted to approximately $194,000, $253,000 and $229,000 for the years ended August 31, 2004, 2003 and 2002, respectively. During each year ended August 31, 2004, 2003 and 2002, the plan paid benefits of approximately $141,000. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4% were used to calculate the accumulated benefit obligation and service costs for the fiscal year ended August 31, 2004. A weighted-average discount rate of 7% and a weighted-average rate of compensation increase of 3% were used for each of the fiscal years ended August 31, 2003 and 2002.

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s shareholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the current director compensation policy, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $23,000 according to an election made by the director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500 or $23,000.

The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March. Compensation expense is recorded upon the performance of services. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five year vesting period, the director resigns from service as a director. During the years ended August 31, 2004, 2003 and 2002, the Company issued 3,204, 5,329 and 3,451 shares of restricted stock.

-xxiv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

13.	Business Segments and Foreign Operations

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates headquarter costs into the America’s segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only headquarter costs that would qualify for allocation to other segments. The most significant portions of headquarter costs relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The table below presents information about reported segments for the years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2004
Net sales	$166,142,000	$57,703,000	$18,622,000	$242,467,000
Income from operations	$29,898,000	$10,968,000	$4,583,000	$45,449,000
Depreciation expense	$733,000	$555,000	$73,000	$1,361,000
Interest income	$412,000	$58,000	$14,000	$484,000
Interest expense	$6,871,000	$—	$—	$6,871,000
Total assets	$190,435,000	$41,741,000	$4,599,000	$236,775,000

2003
Net sales	$178,500,000	$45,231,000	$14,409,000	$238,140,000
Income from operations	$36,960,000	$9,244,000	$3,548,000	$49,752,000
Depreciation expense	$802,000	$501,000	$59,000	$1,362,000
Interest income	$128,000	$81,000	$6,000	$215,000
Interest expense	$6,955,000	$—	$—	$6,955,000
Total assets	$207,978,000	$23,885,000	$4,795,000	$236,658,000

2002
Net sales	$165,097,000	$38,878,000	$12,789,000	$216,764,000
Income from operations	$30,861,000	$8,302,000	$3,201,000	$42,366,000
Depreciation expense	$647,000	$520,000	$41,000	$1,208,000
Interest income	$111,000	$55,000	$7,000	$173,000
Interest expense	$5,964,000	$—	$—	$5,964,000
Total assets	$188,000,000	$23,088,000	$3,957,000	$215,045,000

	Sales
	2004	2003	2002
Product Line Information
Lubricants	$157,911,000	$145,037,000	$134,369,000
Hand cleaning products	6,643,000	7,538,000	10,150,000
Household products	77,913,000	85,565,000	72,245,000

	$242,467,000	$238,140,000	$216,764,000

Geographical Information
United States	$146,004,000	$160,295,000	$148,970,000
United Kingdom	18,040,000	11,785,000	11,745,000
Other international	78,423,000	66,060,000	56,049,000

	$242,467,000	$238,140,000	$216,764,000

-xxv-

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2004, 2003 and 2002

	Non-current Assets
	2004	2003
Geographical Information
United States	$127,138,000	$124,708,000
International	25,408,000	16,689,000

	$152,546,000	$141,397,000

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

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and Household products product line. During the year ended August 31, 2004, sales of 1001 products were $3.2 million for the five months following acquisition.

14.	Subsequent Events

On October 6, 2004, the Company declared a cash dividend of $.20 per share payable on October 29, 2004 to shareholders of record on October 18, 2004.

-xxvi-

WD-40 Company

Consolidated Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts

Year ended August 31, 2002	$758,000	$610,000	$330,000	$1,038,000

Year ended August 31, 2003	$1,038,000	$342,000	$249,000	$1,131,000

Year ended August 31, 2004	$1,131,000	$336,000	$625,000	$842,000

*	Write off of doubtful accounts

-xxvii-

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page
3(a)	Articles of Incorporation	31

3(b)	By-Laws	31

10(a)	WD-40 Company Supplemental Death Benefit Plan	32

10(b)	WD-40 Company Supplemental Retirement Benefit Plan	32

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	32

10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999	32

10(e)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.	32

10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001	32

10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001	32

10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001	32

10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001	32

10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001	32

10(k)	Indemnity Agreement between the Registrant and its executive officers and directors	32

10(l)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan	32

10 (m)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation	32

14	WD-40 Company Financial Reporting Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 (b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 (b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.