Form 10-Q
period 2004-11-30
WD 40 CO
filed 2005-01-10
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2004

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

As of December 31, 2004, 16,576,023 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

	(unaudited) November 30, 2004	August 31, 2004
Assets
Current assets:
Cash and cash equivalents	$38,716,000	$29,433,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,707,000 and $1,440,000	33,737,000	40,643,000
Product held at contract packagers	1,198,000	1,975,000
Inventories	6,191,000	6,322,000
Current deferred tax assets, net	2,870,000	2,830,000
Other current assets	2,680,000	3,026,000

Total current assets	85,392,000	84,229,000

Property, plant and equipment, net	7,365,000	7,081,000
Goodwill	96,125,000	95,832,000
Other intangibles, net	43,733,000	43,428,000
Other assets	6,141,000	6,205,000

	$238,756,000	$236,775,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,714,000	$10,000,000
Accounts payable	11,138,000	13,836,000
Accrued liabilities	12,112,000	12,151,000
Accrued payroll and related expenses	4,032,000	3,935,000
Income taxes payable	1,606,000	2,613,000

Total current liabilities	49,602,000	42,535,000

Long-term debt	64,286,000	75,000,000
Deferred employee benefits and other long-term liabilities	1,938,000	1,969,000
Long-term deferred tax liabilities, net	6,631,000	4,853,000

Total liabilities	122,457,000	124,357,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,108,671 and 17,089,015 shares issued	17,000	17,000
Paid-in capital	50,088,000	49,616,000
Retained earnings	78,472,000	76,152,000
Accumulated other comprehensive income	2,748,000	1,659,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	116,299,000	112,418,000

	$238,756,000	$236,775,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended November 30,
	2004	2003
Net sales	$60,688,000	$52,540,000
Cost of products sold	30,119,000	24,606,000

Gross profit	30,569,000	27,934,000

Operating expenses:
Selling, general and administrative	15,371,000	14,134,000
Advertising and sales promotion	5,261,000	5,441,000
Amortization	135,000	—

Income from operations	9,802,000	8,359,000

Other income (expense):
Interest expense, net of interest income of $124,000 and $109,000, respectively	(1,456,000)	(1,616,000)
Other income (expense), net	324,000	(91,000)

Income before income taxes	8,670,000	6,652,000
Provision for income taxes	3,035,000	2,262,000

Net income	$5,635,000	$4,390,000

Earnings per common share:
Basic	$0.34	$0.26

Diluted	$0.34	$0.26

Weighted average common shares outstanding, basic	16,571,691	16,825,467

Weighted average common shares outstanding, diluted	16,725,632	17,073,910

Dividends declared per share	$0.20	$0.20

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,635,000	$4,390,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708,000	499,000
Gains on sales and disposals of property and equipment	(15,000)	(9,000)
Deferred income tax expense	886,000	1,119,000
Tax benefit from exercise of stock options	61,000	552,000
Equity earnings in joint venture in excess of distributions received	(46,000)	(82,000)
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivable	8,085,000	9,713,000
Product held at contract packagers	777,000	410,000
Inventories	381,000	(205,000)
Other assets	441,000	(1,094,000)
Accounts payable and accrued expenses	(3,185,000)	(5,072,000)
Income taxes payable	(1,033,000)	(2,700,000)
Deferred employee benefits and other long-term liabilities	(42,000)	41,000

Net cash provided by operating activities	12,653,000	7,562,000

Cash flows from investing activities:
Capital expenditures	(727,000)	(858,000)
Proceeds from sales of property and equipment	58,000	16,000

Net cash used in investing activities	(669,000)	(842,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	411,000	4,985,000
Dividends paid	(3,315,000)	(3,364,000)

Net cash (used in) provided by financing activities	(2,904,000)	1,621,000

Effect of exchange rate changes on cash and cash equivalents	203,000	264,000

Increase in cash and cash equivalents	9,283,000	8,605,000

Cash and cash equivalents at beginning of period	29,433,000	41,971,000

Cash and cash equivalents at end of period	$38,716,000	$50,576,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended November 30,
	2004	2003
Net income	$5,635,000	$4,390,000

Other comprehensive income:
Equity adjustment from foreign currency translation, net of $854,000 and $453,000 of tax, respectively	1,089,000	880,000

Total comprehensive income	$6,724,000	$5,270,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2004

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the “Company”), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No-Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent and 11 percent of the Company’s consolidated net sales during the three months ended November 30, 2004 and 2003, respectively. Excluding sales to U.S. Wal-Mart Stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 6 percent and 5 percent during the three months ended November 30, 2004 and 2003, respectively.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. Weighted average common shares used in the calculation of diluted earnings per common share for the three months ended November 30, 2004 and 2003 include dilutive securities of

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

153,941 and 248,443, respectively. For the three months ended November 30, 2004 and 2003, 422,800 and 112,716 options outstanding, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

Stock-Based Compensation

At November 30, 2004, the Company had one stock option plan. The Company accounts for stock-based compensation for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company measures compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock. Under the terms of the plan, options may be granted at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of all options granted during the three month periods ended November 30, 2004 and 2003 was greater than or equal to the market value on the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribe the accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. The Company has elected to use the intrinsic value method of accounting for its stock options and has adopted the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Three Months Ended November 30,
	2004	2003
Net income, as reported	$5,635,000	$4,390,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(238,000)	(288,000)

Pro forma net income	$5,397,000	$4,102,000

Earnings per common share:
Basic - as reported	$0.34	$0.26

Basic - pro forma	$0.33	$0.24

Diluted - as reported	$0.34	$0.26

Diluted - pro forma	$0.33	$0.24

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended November 30, 2004 and 2003:

	Three Months Ended November 30,
	2004	2003
Risk-free interest rate	2.84%	2.20%
Expected volatility of common stock	41.46%	43.60%
Dividend yield	2.89%	2.73%
Expected option life	3 years	3 years

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS

No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The Company does not anticipate any benefit in fiscal year 2005.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. The Company continues to evaluate this legislation and FSP No. 109-2 to determine whether it will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on its consolidated financial statements.

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. The Company uses a discounted cash flow model in its impairment test. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets with definite lives are amortized over their useful lives and are also evaluated quarterly to determine whether events and circumstances continue to support their remaining useful lives.

In conjunction with the 1001 acquisition, the Company acquired various assets. As of November 30, 2004, the carrying values of these assets were as follows:

1001 Trade name	$3,872,000
Non-contractual customer relationships	$4,161,000
Goodwill	$3,638,000

The non-contractual customer relationships intangible asset is being amortized over its estimated eight-year life. The 1001 trade name has been determined to have an indefinite life.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Definite-Lived Intangible Asset

The Company’s definite-lived intangible asset consists of the non-contractual customer relationships acquired in the 1001 acquisition. This definite-lived intangible asset is included in the Europe segment and is being amortized over its estimated eight-year life. This asset is recorded in pounds sterling and converted to U.S. dollars for reporting purposes. The following includes the non-contractual customer relationships intangible asset related to the 1001 acquisition that continues to be subject to amortization:

As of November 30, 2004
Gross carrying amount	$4,539,000
Accumulated amortization	(378,000)

Net carrying amount	$4,161,000

Three Months Ended November 30, 2004
Amortization expense	$135,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2005	$426,000
Fiscal year 2006	567,000
Fiscal year 2007	567,000
Fiscal year 2008	567,000
Fiscal year 2009	567,000
Thereafter	1,467,000

$4,161,000

Changes in definite-lived intangibles by segment for the three months ended November 30, 2004 are summarized below:

	Definite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$—	$4,067,000	$—
Acquisitions	—	—	—
Amortization	—	(135,000)	—
Translation adjustments and other	—	229,000	—

Balance as of November 30, 2004	$—	$4,161,000	$—

Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. These intangible assets had a total carrying value of $39.6 million at November 30, 2004, of which $35.7 million and $3.9 million are included in the assets of the Americas and Europe segments, respectively.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Changes in indefinite-lived intangibles by segment for the three months ended November 30, 2004 are summarized below:

	Indefinite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$35,700,000	$3,661,000	$—
Acquisitions	—	—	—
Translation adjustments and other	—	211,000	—

Balance as of November 30, 2004	$35,700,000	$3,872,000	$—

Acquisition-Related Goodwill

The carrying value of all acquisition-related goodwill at November 30, 2004 and August 31, 2004 was $96.1 million and $95.8 million, respectively. The changes to goodwill from period to period relate to changes in foreign currency translation rates.

Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2004 are summarized below:

	Acquisition-Related Goodwill
	Americas	Europe	Asia- Pacific
Balance as of August 31, 2004	$85,612,000	$9,008,000	$1,212,000
Acquisitions	—	—	—
Translation adjustments and other	54,000	239,000	—

Balance as of November 30, 2004	$85,666,000	$9,247,000	$1,212,000

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

On September 4, 2003, a legal action was filed against the Company in San Diego County, California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds.

If class certification is granted in any of the aforementioned legal actions, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

On March 11, 2004, a legal action was filed against the Company’s subsidiary, Heartland Corporation, in the District Court of Johnson County, Kansas. The plaintiff alleges that Heartland Corporation failed to pay rent pursuant to certain lease obligations. In the opinion of management, this action is without merit and will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 28, 2004, separate but substantially identical legal actions were filed by the same plaintiff against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

The Company has relationships with various suppliers who manufacture the Company’s products (“Contract Manufacturers”). Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the Contract Manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the Contract Manufacturers, which obligates the Company to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2004.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of November 30, 2004.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of November 30, 2004 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 5 – BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reported segments for the three months ended November 30:

	The Americas	Europe	Asia- Pacific	Total
2004
Net sales	$42,840,000	$14,686,000	$3,162,000	$60,688,000
Income from operations	$7,211,000	$1,976,000	$615,000	$9,802,000
Depreciation expense	$178,000	$146,000	$20,000	$344,000
Interest income	$96,000	$23,000	$5,000	$124,000
Interest expense	$1,580,000	$—	$—	$1,580,000
Total assets	$189,821,000	$44,501,000	$4,434,000	$238,756,000

2003
Net sales	$39,745,000	$10,133,000	$2,662,000	$52,540,000
Income from operations	$6,660,000	$1,129,000	$570,000	$8,359,000
Depreciation expense	$184,000	$134,000	$18,000	$336,000
Interest income	$89,000	$17,000	$3,000	$109,000
Interest expense	$1,725,000	$—	$—	$1,725,000
Total assets	$210,800,000	$23,032,000	$4,124,000	$237,956,000

	Net Sales
	2004	2003
Product Line Information
Lubricants	$37,070,000	$31,306,000
Hand cleaning products	1,839,000	1,684,000
Household products	21,779,000	19,550,000

	$60,688,000	$52,540,000

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and household products product line. During the three months ended November 30, 2004, sales of 1001 products were $2.1 million.

NOTE 6 – SELECTED FINANCIAL STATEMENT INFORMATION

	As of November 30, 2004	As of August 31, 2004
Inventories
Raw materials	$510,000	$540,000
Finished goods	5,681,000	5,782,000

	$6,191,000	$6,322,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of November 30, 2004	As of August 31, 2004
Property, Plant and Equipment, net
Land	$514,000	$514,000
Buildings and improvements	3,729,000	3,644,000
Furniture and fixtures	4,053,000	3,819,000
Software	2,470,000	2,419,000
Machinery, equipment and vehicles	5,043,000	4,675,000

	15,809,000	15,071,000

Less: accumulated depreciation	(8,444,000)	(7,990,000)

	$7,365,000	$7,081,000

Goodwill and Other Intangibles, net
Acquisition-related goodwill	$96,125,000	$95,832,000
Intangibles with indefinite lives	39,572,000	39,361,000
Intangibles with definite lives	4,539,000	4,291,000
Less: accumulated amortization	(378,000)	(224,000)

	$139,858,000	$139,260,000

NOTE 7 – RELATED PARTIES

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.2 million for the three months ended November 30, 2004 and 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of November 30, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Product purchased from VML was approximately $9.7 million and $10.2 million during the three months ended November 30, 2004 and 2003, respectively. The Company had product payables to VML of $1.4 million and $1.9 million at November 30, 2004 and August 31, 2004, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

NOTE 8 – SUBSEQUENT EVENTS

On December 14, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 30, 2005 to shareholders of record on January 8, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements, the accompanying notes, and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

In MD&A, “we,” “our,” “us,” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No-Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners. These brands are sold in various global locations. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East, and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended November 30,
	2004	2003	% change
Net sales	$60,688	$52,540	16%
Gross profit	$30,569	$27,934	9%
Income from operations	$9,802	$8,359	17%
Net income	$5,635	$4,390	28%
Earnings per common share (diluted)	$0.34	$0.26	31%

HIGHLIGHTS

•	In the quarter, sales in the Americas increased 8% as compared to the prior year period, combined with sales increases of 45% and 19% in Europe and Asia-Pacific, respectively. Without the 1001 product line sales, first quarter sales in Europe were up 24%.

•	Changes in foreign currency exchange rates compared to the prior year period slightly contributed to the growth of our sales as well as growth in expenses. The current year first quarter results translated at last year’s period exchange rates would have produced sales of $59.5 million, but essentially the same net income of $5.6 million. The impact of the change in foreign exchange rates period over period positively affected sales for the first quarter of fiscal year 2005 by $1.2 million.

•	In the first quarter, the U.S. household products business showed mixed results. The Company experienced sales declines with Spot Shot and Carpet Fresh due to increased competition, decreased promotional activity and declines in distribution. However, these declines were largely offset by increases in sales of X-14 liquids and 2000 Flushes. These increases were due to new product introductions that were not available in the prior year first quarter, including X-14 Orange Aerosol,
X-14 Oxy Citrus and the 2000 Flushes clip-on products, as well as the re-launch of X-14 Mildew Stain Remover.

•	We continue to be focused and committed to innovation. New product introductions continued in the first quarter of fiscal year 2005 as a result of this commitment with the launches of X-14 Oxy Citrus and the 3-IN-ONE Pro Dry Lube. In addition, the Company recently announced two new innovative products that will be tested in the second and third quarters for consumer and market appeal, the WD-40 No Mess Pen and the WD-40 Smart Straw. Also, the Lava Pro line, which was announced late in the first quarter, began to ship at the beginning of the second quarter of fiscal year 2005. Innovation is important to the success of a number of our brands. We intend to continue our commitment to work on future product, packaging, and promotional innovations.

•	Gross margins suffered from the rising costs of products sold. We are concerned about rising raw material costs, particularly steel and petroleum-based products. We have incurred increases in steel costs during the past year and expect further increases to occur during fiscal year 2005. To combat these cost increases, the Company will be increasing prices on certain products during the current fiscal year.

•	We are also facing changing purchasing patterns across all trade channels, particularly in the U.S., resulting in higher freight costs.

•	The 1001 line of products in the U.K., acquired during the third quarter of fiscal year 2004, gave us a presence in the carpet and household cleaner market in the U.K that enabled us to introduce the Spot Shot and Carpet Fresh formulations under the 1001 brand name. These products are gaining distribution within the U.K. marketplace and contributed 15% of the total sales from the 1001 line in the first quarter of fiscal year 2005.

•	Operating expenses were up 6% in the first quarter of fiscal year 2005 compared to the same prior year period, primarily due to increased freight costs, along with increased foreign exchange rates, increased employee-related costs and the amortization of a definite-lived intangible asset acquired with the 1001 acquisition during the third quarter of fiscal year 2004.

•	The investment in advertising and promotional activity is down 3% for the quarter compared to the prior year period due primarily to timing of promotional events. We expect advertising and sales promotional expenses to be in the range of 8.5% to 10.5% of net sales for the current fiscal year.

•	Weighted average shares outstanding, including the effects of dilution, have decreased to 16.7 million for the year-to-date period compared to 17.1 million for fiscal year 2004, due to purchases of treasury stock in accordance with the share buy-back plan during the third and fourth quarters of fiscal year 2004.

•	The first quarter of fiscal year 2005 also saw the launch of two new products into the Australian market, the 3-IN-ONE Professional Degreaser and the new Solvol Citrus Bar. The Degreaser is marketed into various trade channels including automotive, hardware and industrial, while the Citrus Bar is a grocery-based product, although it has the potential to gain distribution in additional markets.

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2005 Compared to First Quarter of Fiscal Year 2004

Net Sales

Net Sales by Segment (in thousands)	Three Months Ended November 30,
	2004	2003	$ Change	% Change
Americas	$42,840	$39,745	$3,095	8%
Europe	14,686	10,133	4,553	45%
Asia-Pacific	3,162	2,662	500	19%

Total net sales	$60,688	$52,540	$8,148	16%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency rates compared to the prior year period contributed to the growth of the Company’s sales. The current year quarter results translated at last year’s period exchange rates would have produced sales of $59.5 million, thus, the impact of the change in foreign exchange rates period over period positively affected first quarter fiscal year 2005 sales by $1.2 million, or 2.0%.

Net Sales by Product Line (in thousands)	Three Months Ended November 30,
	2004	2003	$ Change	% Change
Lubricants	$37,070	$31,306	$5,764	18%
Hand cleaners	1,839	1,684	155	9%
Household products	21,779	19,550	2,229	11%

Total net sales	$60,688	$52,540	$8,148	16%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household cleaners include Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001. The 1001 line of products contributed $2.1 million to sales in the current quarter.

Gross Profit

Gross profit was $30.6 million, or 50.4% of sales in the first quarter of fiscal year 2005, compared to $27.9 million, or 53.2% of sales in the comparable period last year. The 2.8% decrease in gross margin percentage is due to a number of items including the increase in costs of components, raw materials and finished goods, product and customer mix, and an increase in advertising and promotional discounts and other sales discounts during the current quarter as compared to the same prior year period.

The increase in the cost of products sold contributed a 2.3% decrease to the gross margin percentage in the first quarter of fiscal year 2005 versus the same period last year. The increase in cost of products negatively affected gross margins in all of the Company’s regions. Theses increases were primarily due to the significant rise in steel and petroleum prices, which increased the costs of components and raw materials. The gross margins of the Company’s WD-40 line of products were most impacted by the rise in these costs. We foresee continued increased rising costs of components, raw materials and finished goods, and will continue to actively manage the general upward trend of costs in the market.

Product and customer mix in the U.K also contributed to the decrease in gross margin. The 1001 line of products, which was acquired during fiscal 2004 and is sold in the U.K., has a higher cost structure than lubricants.

The remaining decrease in gross margin percentage was due to increases in advertising and promotional discounts and other sales discounts related to product introductions in the current year first quarter compared to the same period in the prior year. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the first quarter of fiscal 2005 increased to $15.4 million from $14.1 million for the first quarter of the prior fiscal year. The increase in SG&A is attributable to a number of items including: $0.3 million related to increased exchange rates; $0.7 million increase in freight expenses; $0.5 million increase in employee-related costs; and $0.1 million in other miscellaneous expenses. Freight costs have increased versus the prior year due to fuel surcharges and changing customer purchasing patterns, which have resulted in a higher frequency of shipments at lower volumes. Employee-related costs have increased due to such items as increases in salaries, payroll taxes, medical insurance costs, accrued profit sharing and accrued bonuses. These increases were partially offset by a reduction in meeting and other expenses, as prior year meeting and other expenses included activities surrounding the 50th anniversary of the Company. As a percentage of sales, SG&A decreased to 25.3% in the first quarter of fiscal year 2005 as compared to 26.9% in the same period last year.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased slightly to $5.3 million for the first quarter of fiscal year 2005, down from $5.4 million for the first quarter of the prior fiscal year and, as a percentage of sales, decreased to 8.7% in the first quarter of fiscal year 2005 from 10.4% in the comparable prior year period. The decrease is mainly related to the timing of investments in television media, product demos, print media and market research versus the prior year first quarter. As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. Investment in global advertising and sales promotional expenses for fiscal year 2005 is expected to be in the range of 8.5%-10.5% of net sales.

Amortization Expense

Amortization expense of $135,000 in the current quarter relates to a definite-lived intangible asset. This asset was acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $9.8 million, or 16.2% of sales in the first quarter of fiscal year 2005, compared to $8.4 million, or 15.9% of sales in the first quarter of fiscal year 2004. The increase in income from operations and the increase in income from operations as a percentage of sales were due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.5 million compared to $1.6 million for the quarters ended November 30, 2004 and 2003, respectively. The change in interest expense, net is due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004.

Other Income / Expense, net

Other income, net was $0.3 million during the first quarter of fiscal year 2005, compared to other expense, net of $0.1 million in the comparable prior fiscal year quarter, an increase of $0.4 million, which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35% of taxable income for the first quarter of fiscal 2005, a slight increase from 34% in the comparable prior fiscal year quarter. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (“ETI”) benefits as a result of recent tax legislation.

Net Income

Net income was $5.6 million, or $0.34 per share on a fully diluted basis in the first quarter of fiscal year 2005, compared to $4.4 million, or $0.26 per share in the first quarter of fiscal year 2004. The change in foreign currency exchange rates period over period had no significant impact on first quarter fiscal year 2005 net income.

Segment Results

Following is a discussion of sales by region for the current and prior year first quarter.

Americas

Net Sales (in thousands)	Three Months Ended November 30,
	2004	2003	$ change	% change
Americas
Lubricants	$22,156	$18,897	$3,259	17%
Hand cleaners	1,491	1,351	140	10%
Household products	19,193	19,497	(304)	(2)%

Sub-total	$42,840	$39,745	$3,095	8%
% of consolidated	71%	76%

The increase in lubricant sales in the Americas during the current fiscal year first quarter compared to the same prior year period relates largely to the growth in WD-40 sales across the U.S., Canada and Latin America as sales increased by 18%, 15% and 25%, respectively. In the U.S., WD-40 sales were up due to improved display and distribution through home centers and the success of the WD-40 Big Blast, which was introduced in the second quarter of fiscal 2004. Growth in Latin America is primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. Canadian sales benefited from strong sales in the grocery trade channel, as well as with strategic customers.

Household product sales in the first quarter of fiscal year 2005 were down by $0.3 million, or 2%, compared to the prior year period due to declines in the U.S. Sales in the U.S. decreased by $0.4 million, or 2%, due to decreased sales of Carpet Fresh and Spot Shot. These declines are a result of a variety of reasons, including competitor activity, lost or decreased distribution, and the timing of advertising and promotional activity compared to the prior year, along with the effects of other competitive factors within and among their product categories that are further described below.

The Company’s household brands continue to experience significant competition within their categories, and in related categories as well. Spot Shot sales declined in the current fiscal year first quarter as compared to the same prior fiscal year period due to heightened competitive activity and promotions, and also to the promotional timing of a bonus can program that was in effect for the full first quarter in the prior year and was not repeated until late in the first quarter of this fiscal year. In addition, advertising of Spot Shot during the current first quarter was down versus the same prior year period, combined with greater advertising spending by competitors.

Retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined. Sales of Carpet Fresh in the U.S. declined $0.6 million, or 16%, due to losses in distribution from the reallocation of shelf space. In an effort to offset some of these losses, the Company has responded with a more competitive product offer in size and value. New powder fragrance introductions have also helped grow powder sales versus the prior year first quarter. Despite these general trends in the rug and room and air care categories, the Carpet Fresh brand has gained significant market share within the rug and room deodorizer category within the grocery trade channel. The WD-40 Company has committed research and development resources to create meaningful innovation to the rug and room category.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for two of its brands. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 2% in the current fiscal year first quarter compared to the prior fiscal year first quarter due to the sales of the 2000 Flushes clip-on product, which was introduced during the second quarter of fiscal year 2004.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl cleaning category. The clip-on product continues to build distribution, although that category is also declining due to competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners for the first quarter of fiscal year 2004 increased 27% versus the prior fiscal year first quarter due primarily to the re-launch and repositioning of the X-14 Mildew Stain Remover and the introduction of two new innovative products. The Company repositioned the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category. Also contributing to the increase in sales was the introduction of X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol provides innovation through its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus provides innovation through its dual cleaning formula.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased by $0.1 million, or 10%, in the first quarter this year, up from $1.4 million in the first quarter of the prior fiscal year. Distribution of hand cleaners remains strong through the grocery trade and all other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005. This new product line is expected to increase the Company’s opportunities to gain new distribution in multiple classes of trade, while meeting the needs of the traditional users such as auto and diesel mechanics, those in the farming trade and serious “Do-It-Yourselfers”.

For this region, 86% of the sales in the first quarter of fiscal year 2005 came from the U.S., and 14% came from Canada and Latin America, compared to the distribution in the first quarter of fiscal 2004, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

Net Sales (in thousands)	Three Months Ended November 30,
	2004	2003	$ change	% change
Europe
Lubricants	$12,581	$10,115	$2,466	24%
Hand cleaners	10	18	(8)	(44)%
Household products	2,095	—	2,095	—

Sub-total	$14,686	$10,133	$4,553	45%
% of consolidated	24%	19%

Current fiscal year first quarter sales in Europe grew to $14.7 million, up $4.6 million, or 45%, over sales in the prior fiscal year first quarter. Changes in foreign currency exchange rates compared to the prior year period contributed to the growth of sales. The current year first quarter results translated at last year’s period exchange rates would have produced sales of $13.7 million in this region. Thus, the impact of the change in foreign exchange rates period over period positively affected first quarter fiscal year 2005 sales for this region by approximately $1.0 million, or 7%. Sales of the 1001 brand contributed $2.1 million to the U.K. market during the first quarter of the current fiscal year. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 71%; France, 10%; Germany, 42%; Spain, 25%; Italy 69%; and in the countries in which the Company sells through local distributors, 43%. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 39% of the region’s sales for the first quarter of the current fiscal year, down from 44% in the same prior year period. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market increased sales by $1.2 million as a result of growth in the Middle East and Russia. In the first quarter of fiscal year 2005, the distributor market accounted for approximately 28% of the total Europe segment sales versus 29% in the same prior year period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness. European direct markets also experienced growth in the first quarter of the current fiscal year as compared to the first quarter of the prior fiscal year. The U.K. market benefited from the impact of the 1001 acquisition, which contributed $2.1 million to the sales increase for the region. However, lubricant sales in the U.K. market were down approximately 19% in local currency versus the prior year period primarily due to the timing of promotional activities and customer purchases. The growth in the first quarter of fiscal year 2005 as compared to the same prior fiscal year period for France and Spain was largely due to the launch of 3-IN-ONE Pro. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to the prior fiscal year first quarter. The sales growth in the Germanics market, which includes Holland, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the establishment of direct sales into the Dutch market. Growth is expected through fiscal year 2005 across all of the direct markets. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot formulas were introduced under the 1001 brand in the U.K. These products are expected to do well in the market, due to their efficacy, the strength of the 1001 brand, and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market. For the first quarter of fiscal year 2005, Carpet Fresh No-Vac and Spot Shot contributed 15% to the overall 1001 sales.

Asia-Pacific

Net Sales (in thousands)	Three Months Ended November 30,
	2004	2003	$ change	% change
Asia-Pacific
Lubricants	$2,333	$2,293	$40	2%
Hand cleaners	338	316	22	7%
Household products	491	53	438	826%

Sub-total	$3,162	$2,662	$500	19%
% of consolidated	5%	5%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for the first quarter of fiscal year 2005 were $3.2 million, up $0.5 million, or 19%, compared to the same period last year. Changes in foreign currency rates compared to the prior year period only contributed $50,000 to the growth of sales. The current fiscal year first quarter results translated at last year’s period exchange rates would have produced sales of $3.1 million in this region. The increase in Asia-Pacific sales is primarily due to the launch of No-Vac rug and room deodorizers in Australia and parts of Asia during the third quarter of fiscal year 2004, as this product continues to build distribution. Australian lubricant sales increased 15% due to promotions with a large home center retailer. However, the Australian lubricant sales increase was partially offset by a 6% lubricant sales decline in Asia.

In Asia, countries including Singapore, Taiwan, Indonesia and the Philippines all experienced growth and contributed to increased sales of key brands in the current quarter compared to the same prior year period. These increases were essentially offset by a decline in sales in South Korea and Hong Kong. The sales decline in South Korea and Hong Kong was the result of the timing of purchases and promotional activity.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China, and has begun to introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

The Company expects trading conditions in the Asia-Pacific region to remain variable with modest growth in the 2005 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended November 30, 2004, cash and cash equivalents increased by $9.3 million, from $29.4 million at the end of fiscal 2004 to $38.7 million at November 30, 2004. Operating cash flow of $12.7 million was offset by cash used in investing activities of $0.7 million and cash used in financing activities of $2.9 million.

Current assets increased by $1.2 million to $85.4 million at November 30, 2004, up from $84.2 million at August 31, 2004. Accounts receivable decreased to $33.7 million, down $6.9 million from $40.6 million at August 31, 2004, as a result of decreased sales in the first quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004. Inventory slightly decreased to $6.2 million, down by $0.1 million from $6.3 million at August 31, 2004. Product at contract packagers decreased to $1.2 million, down from $2.0 million at August 31, 2004 due to the timing of shipments of product versus payments received.

Current liabilities increased by $7.1 million to $49.6 million at November 30, 2004 from $42.5 million at August 31, 2004. The current portion of long-term debt increased by $10.7 million due to a principal payment becoming due in October of 2005 related to the Company’s $75 million term loan. Accounts payable and accrued liabilities decreased by $2.7 million due both to timing and to lower sales levels in the first quarter of the current fiscal year compared to the fourth quarter of fiscal year 2004. The timing of tax payments caused a $1.0 million decrease in income taxes payable.

At November 30, 2004, working capital decreased to $35.8 million, down $5.9 million from $41.7 million at the end of fiscal year 2004. The current ratio at November 30, 2004 was 1.7, a decrease from 2.0 at August 31, 2004.

Net cash provided by operating activities for the three months ended November 30, 2004 was $12.7 million. This amount consisted of $5.6 million from net income with an additional $1.6 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from exercises of stock options, equity earnings from VML Company L.L.C. (“VML”) net of distributions received, and gains on sales of equipment, along with $5.4 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first three months of fiscal year 2005 was $0.7 million. Capital expenditures of $0.7 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal 2005, the Company expects to spend approximately $2.8 million for new capital assets.

For the first three months of fiscal year 2005, net cash used in financing activities included $3.3 million of dividend payments, partially offset by $0.4 million in proceeds from the exercise of common stock options.

Management believes the Company has access to sufficient capital through the combination of available cash balances, the existing line of credit, and internally generated funds. Management considers various factors when reviewing liquidity needs, and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis), alternative investment opportunities, loan covenants and any other relevant considerations currently facing the business.

On December 14, 2004, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on January 30, 2005 to shareholders of record on January 8, 2005. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

The Company currently has available a $10 million variable rate revolving line of credit, maturing in October 2005. There was no outstanding balance under this line of credit as of November 30, 2004.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long-lived intangible assets and goodwill, and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. The Company does not anticipate any benefit in fiscal year 2005.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. The Company continues to evaluate this legislation and FSP No. 109-2 to determine whether it will repatriate any foreign earnings and the impact, if any, that this pronouncement will have on its consolidated financial statements.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million and $0.2 million for the three months ended November 30, 2004 and 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of November 30, 2004. This amount represents the balance of the Company’s equity investment in VML, which is included in other long-term assets on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Product purchased from VML was approximately $9.7 million and $10.2 million during the three months ended November 30, 2004 and 2003, respectively. The Company had product payables to VML of $1.4 million and $1.9 million at November 30, 2004 and August 31, 2004, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2004.

OTHER RISK FACTORS

The Company is also subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, success of acquisitions, increased use of debt financing, protection of intellectual property, and the volatility in the insurance market. These risk factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of customer mix and component, finished goods and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and expected tax rates, the amount of future capital expenditures, foreign exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

(b) Changes in internal control over financial reporting. The Company has a process designed to maintain internal control over financial reporting to provide reasonable assurance that its books and records accurately reflect its transactions and that its established policies and procedures are carefully followed. For the quarter ended November 30, 2004, there were no changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

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

On May 28, 2004, separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company and Scott H. Hilkene in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The state court action has been stayed pending resolution of the federal action. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company from Scott H. Hilkene on May 31, 2002. The plaintiff was formerly married to Scott H. Hilkene and, as a result of her contractual interest in Heartland Corporation, the plaintiff was a party to the Purchase Agreement dated May 3, 2002 and consented to the sale of Heartland Corporation as required by the agreement. The plaintiff alleges federal and state securities fraud and common law fraud claims against the registrant. All of the allegations relate to actions of the Company, Heartland Corporation and Scott H. Hilkene during the negotiations for the acquisition and following the closing. The plaintiff alleges that the Company, in breach of an alleged duty of disclosure, failed to inform her of certain actions that were allegedly undertaken by the parties and that the Company allegedly misrepresented that certain alleged acts would or would not be undertaken by the parties. The plaintiff also asserts related fraud claims against Scott H. Hilkene.

The Company believes the actions filed by Sally S. Hilkene are without merit and the Company intends to vigorously defend against each of the claims asserted in the actions.

During the quarter ended November 30, 2004, there were no other material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

Readers are also directed to refer to the discussion of legal proceedings in Note 4 - Commitments and Contingencies, included in the Interim Financial Statement footnotes under Part I - Item 1.

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

(b) Reports on Form 8-K

(1) On December 17, 2004, the Registrant filed a report on Form 8-K to announce the retirement of a director on December 14, 2004, and to report the issuances of news releases on December 15, 2004 and December 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: January 10, 2005	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)