Form 10-Q
period 2005-02-28
WD 40 CO
filed 2005-04-11
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2005

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

As of March 31, 2005, 16,671,606 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	February 28, 2005	August 31, 2004
Assets
Current assets:
Cash and cash equivalents	$36,029,000	$29,433,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,654,000 and $1,440,000	39,093,000	40,643,000
Product held at contract packagers	1,772,000	1,975,000
Inventories	8,150,000	6,322,000
Current deferred tax assets, net	2,873,000	2,830,000
Other current assets	7,812,000	3,026,000

Total current assets	95,729,000	84,229,000

Property, plant and equipment, net	7,778,000	7,081,000
Goodwill	96,156,000	95,832,000
Other intangibles, net	43,646,000	43,428,000
Other assets	5,103,000	5,273,000
Investment in related party	954,000	932,000

	$249,366,000	$236,775,000

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$20,714,000	$10,000,000
Accounts payable	13,000,000	11,910,000
Accounts payable to related party	1,522,000	1,926,000
Accrued liabilities	12,705,000	12,151,000
Accrued payroll and related expenses	3,283,000	3,935,000
Income taxes payable	945,000	2,613,000

Total current liabilities	52,169,000	42,535,000

Long-term debt	64,286,000	75,000,000
Deferred employee benefits and other long-term liabilities	1,999,000	1,969,000
Long-term deferred tax liabilities, net	10,165,000	4,853,000

Total liabilities	128,619,000	124,357,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,175,971 and 17,089,015 shares issued	17,000	17,000
Paid-in capital	51,787,000	49,616,000
Retained earnings	80,435,000	76,152,000
Accumulated other comprehensive income	3,534,000	1,659,000

Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	120,747,000	112,418,000

	$249,366,000	$236,775,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2005	2004	2005	2004
Net sales	$61,076,000	$58,481,000	$121,764,000	$111,021,000
Cost of products sold (including cost of products acquired from related party of $8,380,000 and $8,527,000 for the three months ended February 28 or 29, 2005 and 2004, respectively; and $17,952,000 and $18,040,000 for the six months ended February 28 or 29, 2005 and 2004, respectively)	31,429,000	28,152,000	61,548,000	52,758,000

Gross profit	29,647,000	30,329,000	60,216,000	58,263,000

Operating expenses:
Selling, general and administrative	16,741,000	14,042,000	32,112,000	28,176,000
Advertising and sales promotion	3,448,000	5,092,000	8,709,000	10,533,000
Amortization of intangible assets	142,000	—	277,000	—

Income from operations	9,316,000	11,195,000	19,118,000	19,554,000

Other income (expense):
Interest expense, net (Note 7)	(1,230,000)	(1,690,000)	(2,686,000)	(3,306,000)
Other income (expense), net	7,000	(47,000)	331,000	(138,000)

Income before income taxes	8,093,000	9,458,000	16,763,000	16,110,000
Provision for income taxes	2,815,000	3,215,000	5,850,000	5,477,000

Net income	$5,278,000	$6,243,000	$10,913,000	$10,633,000

Earnings per common share:
Basic	$0.32	$0.37	$0.66	$0.63

Diluted	$0.31	$0.36	$0.65	$0.62

Weighted average common shares outstanding, basic	16,592,465	17,005,812	16,581,919	16,910,978

Weighted average common shares outstanding, diluted	16,806,735	17,254,329	16,766,024	17,159,458

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended February 28 or 29,
	2005	2004
Cash flows from operating activities:
Net income	$10,913,000	$10,633,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,440,000	1,126,000
Gains on sales and disposals of property and equipment	(13,000)	(50,000)
Deferred income tax expense	4,750,000	1,908,000
Tax benefit from exercise of stock options	272,000	742,000
Equity earnings from related party in excess of distributions received	(22,000)	(162,000)
Stock-based compensation	—	23,000
Changes in assets and liabilities:
Trade accounts receivable	2,805,000	7,970,000
Product held at contract packagers	202,000	147,000
Inventories	(1,566,000)	(826,000)
Other assets	(4,725,000)	276,000
Accounts payable and accrued expenses	423,000	(1,926,000)
Accounts payable to related party	(408,000)	(343,000)
Income taxes payable	(1,704,000)	(2,434,000)
Deferred employee benefits and other long-term liabilities	37,000	156,000

Net cash provided by operating activities	12,404,000	17,240,000

Cash flows from investing activities:
Capital expenditures	(1,231,000)	(1,325,000)
Proceeds from sales of property and equipment	72,000	107,000

Net cash used in investing activities	(1,159,000)	(1,218,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,899,000	6,548,000
Dividends paid	(6,630,000)	(6,767,000)

Net cash used in financing activities	(4,731,000)	(219,000)

Effect of exchange rate changes on cash and cash equivalents	82,000	180,000

Increase in cash and cash equivalents	6,596,000	15,983,000

Cash and cash equivalents at beginning of period	29,433,000	41,971,000

Cash and cash equivalents at end of period	$36,029,000	$57,954,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2005	2004	2005	2004
Net income	$5,278,000	$6,243,000	$10,913,000	$10,633,000

Other comprehensive income:
Equity adjustment from foreign currency translation, net of tax	786,000	589,000	1,875,000	1,469,000

Total comprehensive income	$6,064,000	$6,832,000	$12,788,000	$12,102,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 28, 2005

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No-Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners.

The Company’s brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent and 9 percent of the Company’s consolidated net sales during the three months ended February 28, 2005 and February 29, 2004, respectively, and 8 percent and 10 percent of the Company’s consolidated net sales during the six months ended February 28, 2005 and February 29, 2004, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent and 4 percent during the three months ended February 28, 2005 and February 29, 2004, respectively, and 4 percent and 5 percent during the six months ended February 28, 2005 and February 29, 2004, respectively.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by potentially

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended February 28, 2005 and February 29, 2004.

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2005	2004	2005	2004
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,592,465	17,005,812	16,581,919	16,910,978
Dilutive securities	214,270	248,517	184,105	248,480

Weighted average common shares outstanding, diluted	16,806,735	17,254,329	16,766,024	17,159,458

Options outstanding totaling 118,000 and 16,703 for the three months ended February 28, 2005 and February 29, 2004, respectively, and 270,400 and 64,710 for the six months ended February 28, 2005 and February 29, 2004, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

Stock-Based Compensation

At February 28, 2005, the Company had one stock option plan. The Company accounts for stock-based compensation for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company measures compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock. Under the terms of the plan, options may be granted at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the three and six-month periods ended February 28, 2005 and February 29, 2004 was greater than or equal to the market value on the date of grant.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2005	2004	2005	2004
Net income, as reported	$5,278,000	$6,243,000	$10,913,000	$10,633,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	15,000	—	15,000
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(425,000)	(601,000)	(663,000)	(907,000)

Pro forma net income	$4,853,000	$5,657,000	$10,250,000	$9,741,000

Earnings per common share:
Basic - as reported	$0.32	$0.37	$0.66	$0.63

Basic - pro forma	$0.29	$0.33	$0.62	$0.58

Diluted - as reported	$0.31	$0.36	$0.65	$0.62

Diluted - pro forma	$0.29	$0.33	$0.62	$0.57

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three and six-month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2005	2004	2005	2004
Risk-free interest rate	3.53%	3.21%	2.90%	2.26%
Expected volatility of common stock	40.38%	40.81%	41.37%	43.44%
Dividend yield	2.75%	2.25%	2.88%	2.70%
Expected option term	5 years	5 years	3 years	3 years

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.”  FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the Company determined that its interest in a contract

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

manufacturer qualifies as a variable interest entity; however, it was also determined that the Company is not the primary beneficiary. The Company is currently evaluating the impact of FSP FIN 46(R)-5, but does not believe it will change the Company’s previous determination. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on the consolidated statement of income as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This legislation is effective for the Company beginning in its fiscal year 2006. The Company is currently evaluating its impact, if any.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 - ACQUISITIONS

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. for 6.2 million pounds sterling ($11.4 million) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.6 million. The acquisition included essentially all key elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market and to leverage an introduction of the

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Company’s current Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the current fiscal year second quarter, the Company reviewed its goodwill and indefinite-lived intangible assets for impairment based on discounted future cash flows compared to the related book values. Based on this review, the Company determined that there were no instances of impairment. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets with definite lives are amortized over their useful lives and are also evaluated quarterly to determine whether events and circumstances continue to support their remaining useful lives.

In conjunction with the 1001 acquisition, the Company acquired various assets. As of February 28, 2005, the net carrying values of these assets were as follows:

1001 Trade name	$3,899,000
Non-contractual customer relationships	$4,047,000
Goodwill	$3,664,000

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

As of February 28, 2005
Gross carrying amount	$4,571,000
Accumulated amortization	(524,000)

Net carrying amount	$4,047,000

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Amortization expense	$142,000	$277,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2005	$286,000
Fiscal year 2006	571,000
Fiscal year 2007	571,000
Fiscal year 2008	571,000
Fiscal year 2009	571,000
Thereafter	1,477,000

$4,047,000

Changes in definite-lived intangibles by segment for the six months ended February 28, 2005 are summarized below:

	Definite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$—	$4,067,000	$—
Acquisitions	—	—	—
Amortization	—	(277,000)	—
Translation adjustments	—	257,000	—

Balance as of February 28, 2005	$—	$4,047,000	$—

Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. These intangible assets had a total carrying value of $39.6 million at February 28, 2005, of which $35.7 million and $3.9 million are included in the assets of the Americas and Europe segments, respectively.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Changes in indefinite-lived intangibles by segment for the six months ended February 28, 2005 are summarized below:

	Indefinite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$35,700,000	$3,661,000	$—
Acquisitions	—	—	—
Translation adjustments	—	238,000	—

Balance as of February 28, 2005	$35,700,000	$3,899,000	$—

Acquisition-Related Goodwill

The carrying value of all acquisition-related goodwill at February 28, 2005 and August 31, 2004 was $96.2 million and $95.8 million, respectively. The changes to goodwill from period to period relate to changes in foreign currency translation rates.

Changes in the carrying amounts of goodwill by segment for the six months ended February 28, 2005 are summarized below:

	Acquisition-Related Goodwill
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$85,612,000	$9,008,000	$1,212,000
Acquisitions	—	—	—
Translation adjustments	57,000	267,000	—

Balance as of February 28, 2005	$85,669,000	$9,275,000	$1,212,000

NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of February 28, 2005	As of August 31, 2004
Inventories
Raw materials	$635,000	$540,000
Finished goods	7,515,000	5,782,000

	$8,150,000	$6,322,000

Other Current Assets
Income and other taxes receivable (1)	$5,109,000	$—
Prepaid expenses and other	2,703,000	3,026,000

	$7,812,000	$3,026,000

(1)	Historically, the Company’s net operating loss (NOL) acquired with the purchase of HDP Holdings in 2001 has been limited by the Internal Revenue Section 382. The original calculation of the Section 382 limitation has been adjusted to incorporate the favorable effect of IRS Notice 2003-65 allowing the Company to amend Federal tax returns for the fiscal years 2001 through 2003. As a result, the majority of the underlying deferred tax asset associated with the NOL is now classified as taxes receivable. The acceleration of the NOL has also resulted in its full utilization by the end of the current fiscal year second quarter.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of February 28, 2005	As of August 31, 2004
Property, Plant and Equipment, net
Land	$586,000	$514,000
Buildings and improvements	4,083,000	3,644,000
Furniture and fixtures	1,065,000	1,006,000
Computer and office equipment	3,177,000	2,813,000
Software	2,660,000	2,419,000
Machinery, equipment and vehicles	4,954,000	4,675,000

	16,525,000	15,071,000

Less: accumulated depreciation	(8,747,000)	(7,990,000)

	$7,778,000	$7,081,000

Goodwill and Other Intangibles, net
Acquisition-related goodwill	$96,156,000	$95,832,000
Intangibles with indefinite lives	39,599,000	39,361,000
Intangibles with definite lives	4,571,000	4,291,000
Less: accumulated amortization	(524,000)	(224,000)

	$139,802,000	$139,260,000

NOTE 5 - RELATED PARTIES

VML Company L.L.C. (VML) was formed in April 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $40,000 and $146,000 for the three months ended February 28, 2005 and February 29, 2004, respectively. For the six months ended February 28, 2005 and February 29, 2004, the Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 28, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Product purchased from VML was approximately $8.4 million and $8.9 million during the three months ended February 28, 2005 and February 29, 2004, respectively, and $18.1 million and $19.1 million during the six months

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

ended February 28, 2005 and February 29, 2004, respectively. The Company had product payables to VML of $1.5 million and $1.9 million at February 28, 2005 and August 31, 2004, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

On September 4, 2003, a legal action was filed against the Company in San Diego County, California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds. On March 25, 2005, the trial court granted the Company’s motion for summary judgment in both actions. Unless a timely appeal is filed, the actions will be dismissed.

If class certification is granted, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, which obligates the Company to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2005.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 28, 2005.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of February 28, 2005 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 7 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only headquarter costs that would qualify for allocation to other segments. The most significant portions of headquarter costs relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reported segments:

Three Months Ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2005
Net sales	$38,263,000	$17,768,000	$5,045,000	$61,076,000
Income from operations	$4,339,000	$3,643,000	$1,334,000	$9,316,000
Depreciation and amortization expense	$387,000	$324,000	$21,000	$732,000
Interest income	$300,000	$43,000	$5,000	$348,000
Interest expense	$1,578,000	$—	$—	$1,578,000
Total assets	$199,579,000	$44,871,000	$4,916,000	$249,366,000

February 29, 2004
Net sales	$39,451,000	$14,374,000	$4,656,000	$58,481,000
Income from operations	$6,561,000	$3,317,000	$1,317,000	$11,195,000
Depreciation and amortization expense	$453,000	$120,000	$18,000	$591,000
Interest income	$51,000	$16,000	$2,000	$69,000
Interest expense	$1,759,000	$—	$—	$1,759,000
Total assets	$217,982,000	$26,309,000	$3,570,000	$247,861,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Six Months Ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2005
Net sales	$81,103,000	$32,454,000	$8,207,000	$121,764,000
Income from operations	$11,550,000	$5,619,000	$1,949,000	$19,118,000
Depreciation and amortization expense	$771,000	$605,000	$41,000	$1,417,000
Interest income	$396,000	$66,000	$10,000	$472,000
Interest expense	$3,158,000	$—	$—	$3,158,000
Total assets	$199,579,000	$44,871,000	$4,916,000	$249,366,000

February 29, 2004
Net sales	$79,196,000	$24,507,000	$7,318,000	$111,021,000
Income from operations	$13,221,000	$4,446,000	$1,887,000	$19,554,000
Depreciation and amortization expense	$791,000	$254,000	$36,000	$1,081,000
Interest income	$170,000	$33,000	$5,000	$208,000
Interest expense	$3,514,000	$—	$—	$3,514,000
Total assets	$217,982,000	$26,309,000	$3,570,000	$247,861,000

Product Line Information

	Net Sales
	February 28, 2005	February 29, 2004
Three Months Ended
Lubricants	$43,098,000	$40,390,000
Hand cleaning products	1,423,000	1,333,000
Household products	16,555,000	16,758,000

	$61,076,000	$58,481,000

Six Months Ended
Lubricants	$80,168,000	$71,695,000
Hand cleaning products	3,262,000	3,018,000
Household products	38,334,000	36,308,000

	$121,764,000	$111,021,000

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and household products product line. During the three and six months ended February 28, 2005, sales of 1001 products were $2.2 million and $4.3 million, respectively.

NOTE 8 - SUBSEQUENT EVENTS

On March 31, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on April 29, 2005 to shareholders of record on April 18, 2005.

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

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No-Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended February 28 or 29,			Six Months Ended February 28 or 29,
	2005	2004	% Change	2005	2004	% Change
Net sales	$61,076	$58,481	4%	$121,764	$111,021	10%
Gross profit	$29,647	$30,329	(2)%	$60,216	$58,263	3%
Income from operations	$9,316	$11,195	(17)%	$19,118	$19,554	(2)%
Net income	$5,278	$6,243	(15)%	$10,913	$10,633	3%
Earnings per common share (diluted)	$0.31	$0.36	(14)%	$0.65	$0.62	5%

HIGHLIGHTS

•	In the quarter, sales in the Americas decreased 3% as compared to the prior year period, offset by sales increases of 24% and 8% in Europe and Asia-Pacific, respectively. Without the 1001 product line sales, second quarter sales in Europe were up 8%. For the first six months of fiscal year 2005, sales in the Americas increased 2% as compared to the prior year period, combined with sales increases of 32% and 12% in Europe and Asia-Pacific, respectively. Without the 1001 product line sales, sales in Europe for the first six months were up 15%.

•	Changes in foreign currency exchange rates compared to the prior year-to-date period contributed to the growth of our sales as well as growth in expenses. The current year six-month results translated at last year’s period exchange rates would have produced sales of $119.6 million, and net income of $10.6 million. The impact of the change in foreign currency exchange rates period over period positively affected sales for the first six months of fiscal year 2005 by $2.2 million and net income by $0.3 million.

•	In the second quarter, the U.S. household products business showed mixed results. The Company experienced sales declines with Spot Shot, Carpet Fresh and 2000 Flushes. These declines were offset in part by increased sales of X-14 liquids. The increase in X-14 liquids was due to new product introductions that were not available in the prior year second quarter.

•	We continue to be focused and committed to innovation. New product introductions continued in the first half of fiscal year 2005 as a result of this commitment with the launches of X-14 Oxy Citrus and the 3-IN-ONE Pro Dry Lube. The first quarter of fiscal year 2005 also saw the launch of two new products into the Australian market, the 3-IN-ONE Professional Degreaser and the new Solvol Citrus Bar. The Degreaser is marketed into various trade channels including automotive, hardware and industrial, while the Citrus Bar is a grocery-based product, although it has the potential to gain distribution in additional markets. In addition, the Company recently announced two new innovative products, the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw is currently in the retail testing stage, and the WD-40 No-Mess Pen is currently in the last stage of commercialization. It is expected that both products will add to revenue in the fourth quarter of the current fiscal year. Innovation is important to the success of a number of our brands. We intend to continue our commitment to work on future product, packaging and promotional innovations.

•	The rising costs of products sold negatively affected gross margins for the three and six months ended February 28, 2005 versus the same prior year periods. We continue to be concerned about rising raw material costs, particularly steel and petroleum-based products. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further increased costs in the current second quarter and year-to-date periods. We also expect to see further increases during the remainder of fiscal year 2005. To combat these cost increases, the Company will be increasing prices on certain products during the current fiscal year. The majority of these price increases will begin in the third quarter.

•	We are also facing changing purchasing patterns across all trade channels, particularly in the U.S. where we are seeing a higher frequency of purchases in smaller quantities, resulting in higher freight costs.

•	The 1001 line of products in the U.K., acquired during the third quarter of fiscal year 2004, gave us a presence in the carpet and household cleaner market in the U.K that enabled us to introduce the Spot Shot and Carpet Fresh No-Vac brands under the 1001 brand name. These products are gaining distribution within the U.K. marketplace and contributed 24% of the total sales from the 1001 line in the second quarter of fiscal year 2005 and 20% of year-to-date total sales.

•	Operating expenses were up 6% for both year-to-date and the second quarter of fiscal year 2005 compared to the same prior year periods, primarily due to increased freight costs, along with increased foreign currency exchange rates, increased research and development costs, increased employee-related costs, the amortization of a definite-lived intangible asset acquired with the 1001 acquisition during the third quarter of fiscal year 2004 and an expense from a customer-related bankruptcy. These increases were partially offset by reduced advertising and promotional expenses.

•	Investment in advertising and promotional activity was down 32% and 17% for the second quarter and six months ended February 28, 2005, respectively, compared to the same prior year periods due primarily to timing of promotional events and reduced consumer broadcast spending. We now expect advertising and sales promotion expenses to be in the range of 6.5% to 8.5% of net sales for the current fiscal year, revised from the Company’s previous forecast of 8.5% to 10.5%.

•	Weighted average shares outstanding, including the effects of dilution, have decreased to 16.8 million for the year-to-date period compared to 17.1 million for the full fiscal year 2004, due to purchases of treasury stock in accordance with the share buy-back plan during the third and fourth quarters of fiscal year 2004.

RESULTS OF OPERATIONS

Second Quarter of Fiscal Year 2005 Compared to Second Quarter of Fiscal Year 2004

Net Sales

Net Sales by Segment (in thousands)	Three Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Americas	$38,263	$39,451	$(1,188)	(3)%
Europe	17,768	14,374	3,394	24%
Asia-Pacific	5,045	4,656	389	8%

Total net sales	$61,076	$58,481	$2,595	4%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior year period contributed to the growth of the Company’s sales. The current year quarter results translated at last year’s period exchange rates would have produced sales of $60.1 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2005 sales by $1.0 million, or 1.7%.

Net Sales by Product Line (in thousands)	Three Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Lubricants	$43,098	$40,390	$2,708	7%
Hand cleaners	1,423	1,333	90	7%
Household products	16,555	16,758	(203)	(1)%

Total net sales	$61,076	$58,481	$2,595	4%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001. The 1001 line of products contributed $2.2 million to sales in the current quarter.

Gross Profit

Gross profit was $29.7 million, or 48.5% of sales in the second quarter of fiscal year 2005, compared to $30.3 million, or 51.9% of sales in the comparable period last year. The 3.3% decrease in gross margin percentage was due to a number of items including the increase in costs of components, raw materials and finished goods and product and customer mix during the current quarter as compared to the same prior year period.

The decrease in the gross margin percentage in the second quarter of fiscal year 2005 versus the same period last year is largely attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. These increases were primarily due to the significant rise in steel and petroleum prices, which increased the costs for components and raw materials. As a result of the general upward trend of costs in the market, we foresee continued rising costs of components, raw materials and finished goods during the year. To mitigate the impact of these rising costs, the Company has implemented a plan to increase prices for some of its products; the majority of such price increases will begin in the third quarter of this fiscal year. The remaining decrease in gross margin percentage was due to product and customer mix. In the U.K, the impact of product mix has been the result of the 1001 line of products, which was acquired during fiscal 2004, having a higher cost structure than lubricants.

Although the planned price increases are intended to restore gross margin percentage to historical levels, further rises in the cost of products could offset these price increases. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin from period to period.

Note that the Company’s gross margins may not be comparable to those of other entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 2005 increased to $16.7 million from $14.0 million for the second quarter of last year. The increase in SG&A is attributable to a number of items including: $0.2 million related to increased foreign currency exchange rates; $0.4 million of increased freight due to both fuel surcharges and a change in customer purchase patterns which increased the frequency of shipments, but in smaller quantities; $0.8 million of increased bonus accrual as no bonus was accrued for the Americas in the prior year; $0.5 million of increased people costs which include salaries, medical insurance and relocation expenses; $0.3 million of accrued expenses primarily due to a preference claim associated with the bankruptcy of a customer; $0.2 million of increased research and development costs related to the WD-40 No-Mess Pen and WD-40 Smart Straw; $0.2 million of increased miscellaneous expenses such as travel, office expenses and amortization and depreciation; and $0.2 million of increased commissions and professional services. These increases were partially offset by $0.1 million of decreased insurance and investor relations costs. As a percentage of sales, SG&A increased to 27.4% in the second quarter of fiscal year 2005 from 24.0% in the same period last year, primarily attributable to those items listed above.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $3.4 million for the second quarter of fiscal year 2005, down from $5.1 million for the second quarter of the prior fiscal year and, as a percentage of sales, decreased to 5.6% in the second quarter of fiscal year 2005 from 8.7% in the comparable prior year period. The decrease is mainly related to the timing of investments in print media as well as reduced spending in television media and product demonstrations versus the same prior year period. Advertising spending in the U.S. was reduced in the current second quarter due to declines in consumer response to certain advertising programs. The Company is currently reevaluating the market dynamics and its strategies to determine which programs will be the most effective. As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. Investment in global advertising and sales promotion expenses for fiscal year 2005 is now expected to be in the range of 6.5% to 8.5% of net sales, revised from the Company’s previous forecast of 8.5% to 10.5%.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense of $142,000 for the current fiscal year second quarter relates to the non-contractual customer relationships intangible asset. This definite-lived intangible asset was acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $9.3 million, or 15.3% of sales for the second quarter of fiscal 2005, compared to $11.2 million, or 19.1% of sales in the second quarter of fiscal 2004. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.2 million for the quarter ended February 28, 2005 compared to $1.7 million for the quarter ended February 29, 2004. The change in interest expense, net is due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004 and to interest income related to refunds from amended federal tax returns.

Other Income / Expense, net

Other income, net was $7,000 during the second quarter of fiscal 2005, compared to other expense, net of $47,000 in the prior fiscal year second quarter, a change of $54,000 which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.8% of taxable income for the second quarter of fiscal 2005, an increase from 34% in the prior fiscal year second quarter. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (“ETI”) benefits as a result of recent tax legislation.

Net Income

Net income was $5.3 million, or $0.31 per common share on a fully diluted basis for the second quarter of fiscal year 2005, compared to $6.2 million, or $0.36 per common share for the second quarter of fiscal year 2004. The change in foreign currency exchange rates period over period had a positive impact of $0.2 million on second quarter fiscal year 2005 net income.

Segment Results

Following is a discussion of sales by region for the current and prior year second quarter.

Americas

Net Sales (in thousands)	Three Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Americas
Lubricants	$23,319	$21,962	$1,357	6%
Hand cleaners	1,107	1,008	99	10%
Household products	13,837	16,481	(2,644)	(16)%

Sub-total	$38,263	$39,451	$(1,188)	(3)%
% of consolidated	63%	67%

The increase in lubricant sales in the Americas during the current fiscal year second quarter compared to the same prior year period relates largely to the growth in WD-40 sales across the U.S., Canada and Latin America as sales increased by 4%, 9% and 26%, respectively. In the U.S., WD-40 sales were up due to improved display and distribution through home centers and the success of the WD-40 Big Blast, which was introduced in the second quarter of fiscal 2004. Growth in Latin America is primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. Canadian sales benefited from strong sales in all trade channels and with strategic customers, as well as strong promotional execution.

Household product sales in the second quarter of fiscal year 2005 were down by $2.6 million, or 16%, compared to the same prior year period due primarily to declines in the U.S. Sales in the U.S. decreased by $2.7 million, or 18%, due to decreased sales of Carpet Fresh, Spot Shot and 2000 Flushes. These declines are a result of a variety of reasons, including competitor activity, customer specific programs and lost or decreased distribution compared to the prior year, along with the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined in the current fiscal year second quarter as compared to the same prior fiscal year period due to heightened competitive activity, customer sales tests and decreased distribution. During the second quarter, certain customers continued to perform on-going sales tests versus competitor products. Although Spot Shot has been successful, these tests have caused sales to be lower than the prior fiscal year second quarter. The Company expects these sales tests to continue during the second half of fiscal year 2005. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf.

Retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the food trade channel. Sales of Carpet Fresh in the U.S. declined $0.5 million, or 19%, due to losses in distribution from the reallocation of shelf space. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained significant market share within the rug and room deodorizer category within the grocery trade channel. The Company has committed research and development resources to create meaningful innovation to the rug and room deodorizer category.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl cleaning category. The clip-on product continues to build distribution, although that category is also declining due to declines in consumer marketing support by manufacturers and competition from the manual bowl cleaning category. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 4% in the current fiscal year second quarter compared to the prior fiscal year second quarter.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for its X-14 hard surface cleaners. U.S. sales of the X-14 hard surface cleaners for the second quarter of fiscal year 2005 increased 4% versus the prior fiscal year second quarter due primarily to the re-launch and repositioning of the X-14 Mildew Stain Remover and the introduction of two new innovative products. The Company repositioned the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category. Also contributing to the increase in sales was the introduction of X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol provides innovation through its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus provides innovation through its dual cleaning formula.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased by $0.1 million, or 10%, in the second quarter this fiscal year, up from $1.0 million in the second quarter of the prior fiscal year. Distribution of hand cleaners remains strong through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 84% of the sales in the second quarter of fiscal year 2005 came from the U.S., and 16% came from Canada and Latin America, compared to the distribution in the second quarter of fiscal 2004, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

Net Sales (in thousands)	Three Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Europe
Lubricants	$15,582	$14,319	$1,263	9%
Hand cleaners	1	3	(2)	(67)%
Household products	2,185	52	2,133	4,102%

Sub-total	$17,768	$14,374	$3,394	24%
% of consolidated	29%	25%

Current fiscal year second quarter sales in Europe grew to $17.8 million, up $3.4 million, or 24%, over sales in the prior fiscal year second quarter. Changes in foreign currency exchange rates compared to the same prior year period contributed to the growth of sales. The current year second quarter results translated at last year’s period exchange rates would have produced sales of $17.1 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2005 sales for this region by approximately $0.7 million, or 4%. Sales of the 1001 brand contributed $2.2 million to the U.K. market during the second quarter of the current fiscal year. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 45%; Germany, 10%; Spain, 12%; Italy 27%; and in the countries in which the Company sells through local distributors, 25%. Sales in France were flat in U.S. dollars in the current second quarter versus the same prior year period. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 39% of the region’s sales for the second quarter of the current fiscal year, down from 44% in the same prior year period. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market increased sales by $1.0 million as a result of growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 28% of the total Europe segment sales in both the current fiscal year second quarter and in the prior fiscal year second quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness. European direct markets also experienced sales growth in the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. The U.K. market benefited from the impact of the 1001 acquisition, which contributed $2.2 million to the sales increase for the region. However, lubricant sales in the U.K. market were down approximately 8% versus the prior year period primarily due to decreased promotional activity. In the second half of the current fiscal year, increased promotional activity is expected. The growth in the second quarter of fiscal year 2005 as compared to the same prior fiscal year period for Spain was due to the growth of WD-40 as well as the launch of 3-IN-ONE Pro. France experienced a decline in WD-40 sales versus the prior year primarily due to a regulatory change that has impacted the purchasing pattern of key customers; however, this decline was essentially offset by the launch of 3-IN-ONE Pro. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to the prior fiscal year second quarter. The sales growth in the Germanics market, which includes Holland, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the establishment of direct sales into the Dutch market. Growth is expected through fiscal year 2005 across all of the direct markets. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are expected to do well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market. For the second quarter of fiscal year 2005, Carpet Fresh No-Vac and Spot Shot contributed 24% to the overall 1001 sales.

Asia-Pacific

Net Sales (in thousands)	Three Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$4,197	$4,109	$88	2%
Hand cleaners	315	322	(7)	(2)%
Household products	533	225	308	137%

Sub-total	$5,045	$4,656	$389	8%
% of consolidated	8%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales for the second quarter of fiscal year 2005 were $5.0 million, up $0.4 million, or 8%, compared to the same period last year. Changes in foreign currency exchange rates compared to the prior year period contributed $28,000 to the growth of sales. The increase in Asia-Pacific sales is primarily due to the launch of No-Vac rug and room deodorizers in Australia and parts of Asia during the third quarter of fiscal year 2004, as this product continues to build distribution. Australian lubricant sales increased 4% due to promotions with a large home center retailer, while lubricant sales in Asia were up 2% versus the prior fiscal year second quarter. The Company expects continued sales growth in Australia for the remainder of fiscal 2005 due to the growth of No-Vac and lubricants.

Sales in Asia were up 2% as most countries reflected similar patterns in the current fiscal year second quarter as compared to the same period last year. Carpet Fresh experienced sales growth in Asia as distribution was gained in several countries, including Japan, China, the Philippines, Indonesia and Thailand. The Company continues to expect trading conditions in Asia to remain variable with modest growth in fiscal year 2005.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China and has begun to introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004

Net Sales

Net Sales by Segment (in thousands)	Six Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Americas	$81,103	$79,196	$1,907	2%
Europe	32,454	24,507	7,947	32%
Asia-Pacific	8,207	7,318	889	12%

Total net sales	$121,764	$111,021	$10,743	10%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior year period contributed to the growth of the Company’s sales. The current year six-month results translated at last year’s period exchange rates would have produced sales of $119.6 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2005 by $2.2 million, or 1.8%.

Net Sales by Product Line (in thousands)	Six Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Lubricants	$80,168	$71,695	$8,473	12%
Hand cleaners	3,262	3,018	244	8%
Household products	38,334	36,308	2,026	6%

Total net sales	$121,764	$111,021	$10,743	10%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001. The 1001 line of products contributed $4.3 million to sales during the six months ended February 28, 2005.

Gross Profit

Gross profit was $60.2 million, or 49.5% of sales for the six months ended February 28, 2005, compared to $58.3 million, or 52.5% of sales in the comparable period last year. The 3.0% decrease in gross margin percentage was due to a number of items including the increase in costs of components, raw materials and finished goods and product and customer mix during the current six-month period as compared to the same prior year period.

The decrease in the gross margin percentage for the six months ended February 28, 2005 versus the same period last year is largely attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. Theses increases were primarily due to the significant rise in steel and petroleum prices, which increased the costs for components and raw materials. As a result of the general upward trend of costs in the market, we foresee continued rising costs of components, raw materials and finished goods during the year. To mitigate the impact of these rising costs, the Company has implemented a plan to increase prices for some of its products; the majority of such price increases will begin in the third quarter of this fiscal year. The remaining decrease in gross margin percentage was due to product and customer mix. In the U.K, the impact of product mix has been the result of the 1001 line of products, which was acquired during fiscal 2004, having a higher cost structure than lubricants.

Although the planned price increases are intended to restore gross margin percentage to historical levels, further rises in the cost of products could offset these price increases. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin from period to period.

Note that the Company’s gross margins may not be comparable to those of other entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the six months ended February 28, 2005 increased to $32.1 million from $28.2 million for the same period last year. The increase in SG&A is attributable to a number of items including: $0.6 million related to increased foreign currency exchange rates; $1.1 million of increased freight due to both fuel surcharges and a change in customer purchase patterns which increased the frequency of shipments, but in smaller quantities; $1.1 million of increased bonus accrual as no bonus was accrued for the Americas in the prior year; $0.6 million of increased people costs which include salaries, medical insurance and relocation expenses; $0.3 million of increased accrued expenses primarily due to a preference claim associated with the bankruptcy of a customer; $0.3 million of increased research and development costs related to the WD-40 No-Mess Pen and WD-40 Smart Straw; $0.3 million of increased miscellaneous expenses such as travel, office expenses and amortization and depreciation; and

$0.1 million of increased commissions and professional services. These increases were partially offset by $0.2 million of decreased insurance and investor relations costs, and $0.3 million of decreased meeting and other expenses as prior year meeting and other expenses included activities surrounding the 50th anniversary of the Company. As a percentage of sales, SG&A increased to 26.4% in the first six months of fiscal year 2005 from 25.4% in the same period last year, primarily attributable to those items listed above.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $8.7 million for the first six months of fiscal year 2005, down from $10.5 million for the same period last year, and as a percentage of sales, decreased to 7.2% for the current period from 9.5% in the comparable prior year period. The decrease is mainly related to the timing of investments in print media as well as reduced spending in television media and product demonstrations versus the same prior year six-month period. Advertising spending in the U.S. was reduced in the first half of the current fiscal year due to declines in consumer response to certain advertising programs. The Company is currently reevaluating the market dynamics and its strategies to determine which programs will be the most effective. As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. Investment in global advertising and sales promotion expenses for fiscal year 2005 is now expected to be in the range of 6.5% to 8.5% of net sales, revised from the Company’s previous forecast of 8.5% to 10.5%.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense of $0.3 million for the six months ended February 28, 2005 relates to the non-contractual customer relationships intangible asset. This definite-lived intangible asset was acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $19.1 million, or 15.7% of sales for the first six months of fiscal year 2005, compared to $19.6 million, or 17.6% of sales for the same six-month period in fiscal year 2004. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $2.7 million and $3.3 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The change in interest expense, net is due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004 and to interest income related to refunds from amended federal tax returns.

Other Income / Expense, net

Other income, net was $0.3 million during the first six months of fiscal 2005, compared to other expense, net of $0.1 million in the same prior fiscal year period, an increase of $0.5 million which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.9% of taxable income for the first six months of fiscal 2005, an increase from 34% in the comparable prior fiscal year period. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (“ETI”) benefits as a result of recent tax legislation.

Net Income

Net income was $10.9 million, or $0.65 per common share on a fully diluted basis for the six months ended February 28, 2005, compared to $10.6 million, or $0.62 per common share for the six months ended February 29, 2004. The change in foreign currency exchange rates period over period had a positive impact of $0.3 million.

Segment Results

Following is a discussion of sales by region for the current and prior year six-month periods.

Americas

Net Sales (in thousands)	Six Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Americas
Lubricants	$45,475	$40,859	$4,616	11%
Hand cleaners	2,598	2,359	239	10%
Household products	33,030	35,978	(2,948)	(8)%

Sub-total	$81,103	$79,196	$1,907	2%
% of consolidated	67%	71%

The increase in lubricant sales in the Americas during the first six months of fiscal year 2005 compared to the same prior year period relates largely to the growth in WD-40 sales across the U.S., Canada and Latin America as sales increased by 10%, 12% and 26%, respectively. In the U.S., WD-40 sales were up due to improved display and distribution through home centers and the success of the WD-40 Big Blast, which was introduced in the second quarter of fiscal 2004. Growth in Latin America is primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. Canadian sales benefited from strong sales in all trade channels and with strategic customers, as well as strong promotional execution.

Household product sales in the first six months of fiscal year 2005 were down by $2.9 million, or 8%, compared to the same prior year period due to declines in the U.S. Sales in the U.S. decreased by $3.1 million, or 9%, due to decreased sales of Carpet Fresh and Spot Shot. These declines are a result of a variety of reasons, including competitor activity, customer specific programs and lost or decreased distribution compared to the prior year, along with the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined during the six months ended February 28, 2005 as compared to the same prior fiscal year period due to heightened competitive activity, customer sales tests and decreased distribution. During the first half of fiscal year 2005, certain customers continued to perform on-going sales tests versus competitor products. Although Spot Shot has been successful, these tests have caused sales to be lower than the same prior fiscal year period. The Company expects these sales tests to continue during the second half of fiscal year 2005. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf.

Retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the food trade channel. Sales of Carpet Fresh in the U.S. declined $1.0 million, or 17%, due to losses in distribution from the reallocation of shelf space. In an effort to offset some of these losses, the Company has responded with a more competitive product offer in size and value. New powder fragrance introductions have also helped grow powder sales versus the same prior year six-month period. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained significant market share within the rug and room deodorizer category within the grocery trade channel. The Company has committed research and development resources to create meaningful innovation to the rug and room deodorizer category.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl cleaning category. The clip-on product continues to build distribution, although that category is also declining due to declines in consumer marketing support by manufacturers and competition from the manual bowl cleaning category. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were flat for the current six-month period compared to the same prior year period as the sales growth of the 2000 Flushes clip-on product, which was introduced during the second quarter of fiscal year 2004, was able to offset the sales declines due to the competition from the manual bowl cleaning category.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for its X-14 hard surface cleaners. U.S. sales of the X-14 hard surface cleaners for the first six months of fiscal year 2005 increased 16% versus the same prior fiscal year period due primarily to the re-launch and repositioning of the X-14 Mildew Stain Remover and the introduction of two new innovative products. The Company repositioned the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category. Also contributing to the increase in sales was the introduction of X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol provides innovation through its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus provides innovation through its dual cleaning formula.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased by $0.2 million, or 10%, in the first six months of the current fiscal year, up from $2.4 million in the first six months of the prior fiscal year. Distribution of hand cleaners remains strong through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 85% of the sales in the first six months of fiscal year 2005 came from the U.S., and 15% came from Canada and Latin America, compared to the distribution in the first six months of fiscal 2004, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

Net Sales (in thousands)	Six Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Europe
Lubricants	$28,163	$24,434	$3,729	15%
Hand cleaners	11	21	(10)	(48)%
Household products	4,280	52	4,228	8,131%

Sub-total	$32,454	$24,507	$7,947	32%
% of consolidated	27%	22%

For the six months ended February 28, 2005, sales in Europe grew to $32.5 million, up $7.9 million, or 32%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior year period contributed to the growth of sales. The current year six-month results translated at last year’s period exchange rates would have produced sales of $30.8 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the region’s sales for the first six months of fiscal year 2005 by approximately $1.7 million, or 6%. Sales of the 1001 brand contributed $4.3 million to the U.K. market during the six months ended February 28, 2005. Increases in sales in U.S. dollars across the various parts of the region over the prior year six-month period are as follows: the U.K., 56%; France, 4%; Germany, 21%; Spain, 18%; Italy 45%; and in the countries in which the Company sells through local distributors, 32%. The principal continental European countries where the Company sells through a direct sales force, Spain, Italy, France and Germany, together accounted for 39% of the region’s sales for the first six months of the current fiscal year, down from 44% in the same prior year period. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market increased sales by $2.2 million as a result of growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 28% of the total Europe segment sales in both the current fiscal year-to- date period and the same prior fiscal year-to-date period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness. European direct markets also experienced sales growth in the first six months of the current fiscal year as compared to the first six months of the prior fiscal year.

The U.K. market benefited from the impact of the 1001 acquisition, which contributed $4.3 million to the sales increase for the region. However, lubricant sales in the U.K. market were down approximately 6% versus the prior year period primarily due to decreased promotional activity. In the second half of the current fiscal year, increased promotional activity is expected. The growth in the first six months of fiscal year 2005 as compared to the same prior fiscal year period for France and Spain was largely due to the launch of 3-IN-ONE Pro. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to the same prior fiscal year six-month period. The sales growth in the Germanics market, which includes Holland, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the establishment of direct sales into the Dutch market. Growth is expected through fiscal year 2005 across all of the direct markets. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are expected to do well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No-Vac formula is one of the first of that type in the U.K. market. For the six months ended February 28, 2005, Carpet Fresh No-Vac and Spot Shot contributed 20% to the overall 1001 sales.

Asia-Pacific

Net Sales (in thousands)	Six Months Ended February 28 or 29,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$6,530	$6,402	$128	2%
Hand cleaners	653	638	15	2%
Household products	1,024	278	746	268%

Sub-total	$8,207	$7,318	$889	12%
% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales for the first six months of fiscal year 2005 were $8.2 million, up $0.9 million, or 12%, compared to the same period last year. Changes in foreign currency exchange rates compared to the prior year period contributed less than $0.1 million to the growth of sales. The current fiscal year six-month period results translated at last year’s period exchange rates would have produced sales of $8.1 million in this region. The increase in Asia-Pacific sales is primarily due to the launch of No-Vac rug and room deodorizers in Australia and parts of Asia during the third quarter of fiscal year 2004, as this product continues to build distribution. Australian lubricant sales increased 10% due to promotions with a large home center retailer, while lubricant sales were essentially flat in Asia. The Company expects continued sales growth in Australia for the remainder of fiscal 2005 due to the growth of No-Vac and lubricants.

Sales in Asia were up 2% as most countries reflected similar patterns in the current fiscal year-to-date period as compared to the same period last year. Carpet Fresh experienced sales growth in Asia as distribution was gained in several countries, including Japan, China, the Philippines, Indonesia and Thailand. The Company continues to expect trading conditions in Asia to remain variable with modest growth in fiscal year 2005.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China and has begun to introduce this style of packaging across all of Asia. This unique packaging is expected to reduce the ability of counterfeiters to imitate the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended February 28, 2005, cash and cash equivalents increased by $6.6 million, from $29.4 million at the end of fiscal 2004 to $36.0 million at February 28, 2005. Operating cash flow of $12.4 million was offset by cash used in investing activities of $1.2 million and cash used in financing activities of $4.7 million.

Current assets increased by $11.5 million to $95.7 million at February 28, 2005, up from $84.2 million at August 31, 2004. Accounts receivable decreased to $39.1 million, down $1.6 million from $40.6 million at August 31, 2004, as a result of decreased sales in the second quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004, as well as to an increase in the allowance for returns. Inventory increased to $8.2 million, up $1.8 million from $6.3 million at August 31, 2004 due to the purchase of inventory from packagers late in the second quarter, inventory-in-transit and the build up of inventory in preparation for promotions. Product at contract packagers decreased to $1.8 million, down from $2.0 million at August 31, 2004 due to the timing of shipments of product versus payments received. The increase in other assets was primarily due to taxes receivable resulting from tax refunds primarily in the U.S. The U.S. tax refunds resulted from amending Federal tax returns to accelerate the use of the Company’s net operating loss (NOL) acquired with the purchase of HDP Holdings in 2001. As a result, the deferred tax asset associated with the NOL has been classified as taxes receivable at February 28, 2005.

Current liabilities increased by $9.6 million to $52.2 million at February 28, 2005 from $42.5 million at August 31, 2004. The current portion of long-term debt increased by $10.7 million due to a principal payment becoming due in October of 2005 related to the Company’s $75 million term loan. Accounts payable and accrued liabilities increased by $0.6 million due both to timing of payments and to an accrued expense related to a preference claim associated with the bankruptcy of a customer, partially offset by a decrease in the Company’s profit sharing accrual. At February 28, 2005, the accrued profit sharing balance included only two months of accrual compared to the eight months of accrual at the end of fiscal year 2004. The Company’s profit sharing plan is based on a calendar year. The decrease in income taxes payable was due to the timing of tax payments.

At February 28, 2005, working capital increased to $43.6 million, up $1.9 million from $41.7 million at the end of fiscal year 2004. The current ratio at February 28, 2005 was 1.8, a decrease from 2.0 at August 31, 2004.

Net cash provided by operating activities for the six months ended February 28, 2005 was $12.4 million. This amount consisted of $10.9 million from net income with an additional $6.4 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from exercises of stock options, equity earnings from VML Company L.L.C. (VML) net of distributions received and gains on sales of equipment, offset by $4.9 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first six months of fiscal year 2005 was $1.2 million. Capital expenditures of $1.2 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal 2005, the Company expects to spend approximately $3.3 million for new capital assets, up from the original forecast of $2.8 million. The increase is related to equipment for new product development.

For the first six months of fiscal year 2005, net cash used in financing activities included $6.6 million of dividend payments, partially offset by $1.9 million in proceeds from the exercise of common stock options.

Management believes the Company has access to sufficient capital through the combination of available cash balances, the existing line of credit and internally generated funds. Management considers various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis), alternative investment opportunities, loan covenants and any other relevant considerations currently facing the business.

On March 31, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on April 29, 2005 to shareholders of record on April 18, 2005. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The Company currently has available a $10 million variable rate revolving line of credit, maturing in October 2005. There was no outstanding balance under this line of credit as of February 28, 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, we stated that the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 during the second fiscal quarter of each year. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment such as forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention and the selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. During the current fiscal year second quarter, the Company reviewed its goodwill and indefinite-lived intangible assets for impairment based on discounted future cash flows compared to the related book values. Based on this review, the Company determined that there were no instances of impairment.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long-lived intangible assets and goodwill and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the Company determined that its interest in a contract manufacturer qualifies as a variable interest entity; however, it was also determined that the Company is not the primary beneficiary. The Company is currently evaluating the impact of FSP FIN 46(R)-5 but does not believe it will change the Company’s previous determination. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on the consolidated statement of income as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This legislation is effective for the Company beginning in its fiscal year 2006. The Company is currently evaluating its impact, if any.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the American Jobs Creation Act. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

TRANSACTIONS WITH RELATED PARTIES

VML was formed in April 2001, at which time the Company acquired a 30% capital and membership interest. The capital interest vests over a five-year period. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer.

The Company has the right to sell its 30% interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s 30% interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $40,000 and $146,000 for the three months ended February 28, 2005 and February 29, 2004, respectively. For the six months ended February 28, 2005 and February 29, 2004, the Company recorded equity earnings related to its investment in VML of $0.1 million and $0.3 million, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 28, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Product purchased from VML was approximately $8.4 million and $8.9 million during the three months ended February 28, 2005 and February 29, 2004, respectively, and $18.1 million and $19.1 million during the six months ended February 28, 2005 and February 29, 2004, respectively. The Company had product payables to VML of $1.5 million and $1.9 million at February 28, 2005 and August 31, 2004, respectively. The Company had formerly guaranteed VML’s $6 million line of credit, however, the guarantee was removed effective May 28, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2004.

OTHER RISK FACTORS

The Company is also subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, success of acquisitions, increased use of debt financing, protection of intellectual property and the volatility in the insurance market. These risk factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of customer mix, component, finished goods and raw material costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and expected tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, and legal proceedings.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2005, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although management believes our existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

(b) Changes in internal control over financial reporting. The Company has a process designed to maintain internal control over financial reporting to provide reasonable assurance that its books and records accurately reflect its transactions and that its established policies and procedures are carefully followed. For the quarter ended February 28, 2005, there were no changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1. Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or will not have a material adverse effect on the Company’s financial position or results of operations, with the potential exception of the legal actions discussed below.

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

On April 26, 2004, the Florida Circuit Court issued an order denying the plaintiff’s application for class certification. On March 9, 2005, an appeal of the Circuit Court’s order was denied and the matter is being remanded to the trial court for further proceedings. Since the denial of the plaintiff’s class certification application appears to be final, this matter is no longer considered material. Unless new claims are asserted or the plaintiff’s class certification application is revived, effective with the Company’s report on Form 10-Q for the quarter ending May 31, 2005, no further material update disclosures will be provided with respect to this matter.

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

Another complaint was filed against the Company on September 4, 2003, in the San Diego County, California Superior Court by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, was brought as a nationwide consumer class action on the same or similar grounds as alleged in the Brown Actions and sought substantially similar relief on behalf of the purported class of similarly situated plaintiffs. An amended complaint was filed by the plaintiff on June 14, 2004 alleging putative causes of action for unjust enrichment, breach of warranty, negligent design, and negligent inspection or testing of the ATBCs. This action was later consolidated with the pending San Diego County Brown Action (the “San Diego Actions”).

During the second quarter ended February 28, 2005, the Company filed a motion for summary judgment in the San Diego Actions. On March 25, 2005, the trial court granted the Company’s motion for summary judgment as to both actions. Unless a timely appeal is filed, the San Diego Actions will be dismissed.

On March 11, 2004, Sally S. Hilkene filed a legal action against the registrant’s subsidiary, Heartland Corporation, and Scott H. Hilkene in the District Court of Johnson County, Kansas. The plaintiff alleges that Heartland Corporation failed to pay rent due to the plaintiff pursuant to certain leases entered into between Heartland Corporation as Tenant and Scott H. Hilkene and the plaintiff as Landlord. The plaintiff also asserts a claim for conversion against Scott H. Hilkene with respect to the rent paid by Heartland Corporation to Scott H. Hilkene pursuant to said leases. The claims asserted in this action against the Company consist solely of claims for damages of an immaterial amount. Effective with the Company’s report on Form 10-Q for the quarter ending May 31, 2005, no further material update disclosures will be provided with respect to this matter.

On May 28, 2004, separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company and Scott H. Hilkene in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The state court action has been stayed pending resolution of the federal action. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company from Scott H. Hilkene on May 31, 2002. The plaintiff was formerly married to Scott H. Hilkene and, as a result of her contractual interest in Heartland Corporation, the plaintiff was a party to the Purchase Agreement dated May 3, 2002 and consented to the sale of Heartland Corporation as required by the agreement. The plaintiff alleges federal and state securities fraud and common law fraud claims against the registrant. All of the allegations relate to actions of the Company, Heartland Corporation and Scott H. Hilkene during the negotiations for the acquisition and following the closing. The plaintiff alleges that the Company, in breach of an alleged duty of disclosure, failed to inform her of certain actions that were allegedly undertaken by the parties and that the Company allegedly misrepresented that certain alleged acts would or would not be undertaken by the parties. The plaintiff also asserts related fraud claims against Scott H. Hilkene. On February 10, 2005, the Company’s motion to dismiss the federal action was granted with leave to amend the complaint. An amended complaint has not yet been filed.

The Company believes the actions filed by Sally S. Hilkene are without merit and the Company intends to vigorously defend against each of the claims asserted in the actions.

During the quarter ended February 28, 2005, there were no other material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

Readers are also directed to refer to the discussion of legal proceedings in Note 6 - Commitments and Contingencies, included in the Interim Financial Statement footnotes under Part I - Item 1.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting on December 14, 2004, the following matters were voted upon and approved by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	Election of Directors.
	John C. Adams, Jr.	15,389,050	79,457
	Giles H. Bateman	15,342,132	126,375
	Richard A. Collato	15,325,532	142,975
	Mario L. Crivello	15,338,999	129,508
	Linda A. Lang	15,375,414	93,093
	Gary L. Luick	15,332,243	136,264
	Kenneth E. Olson	15,325,583	142,924
	Garry O. Ridge	15,374,855	93,652
	Gerald C. Schleif	15,370,482	98,025
	Neal E. Schmale	15,382,766	85,741

		Number of Shares
		Voted For	Voted Against	Abstain
2.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2005	15,179,216	260,927	28,364

ITEM 6. Exhibits

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(b) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: April 11, 2005	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)