Form 10-Q
period 2005-05-31
WD 40 CO
filed 2005-07-11
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2005

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

Yes ☒    No ☐

As of June 30, 2005, 16,678,286 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	May 31, 2005	August 31, 2004
Assets
Current assets:
Cash and cash equivalents	$32,063,000	$29,433,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,538,000 and $1,440,000	36,065,000	40,643,000
Product held at contract packagers	1,873,000	1,975,000
Inventories	7,921,000	6,322,000
Current deferred tax assets, net	3,343,000	2,830,000
Other current assets	5,334,000	3,026,000

Total current assets	86,599,000	84,229,000

Property, plant and equipment, net	7,883,000	7,081,000
Goodwill	95,910,000	95,832,000
Other intangibles, net	43,107,000	43,428,000
Investment in related party	968,000	932,000
Other assets	4,992,000	5,273,000

	$239,459,000	$236,775,000

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$10,714,000	$10,000,000
Accounts payable	8,680,000	11,910,000
Accounts payable to related party	1,383,000	1,926,000
Accrued liabilities	13,869,000	12,151,000
Accrued payroll and related expenses	3,586,000	3,935,000
Income taxes payable	619,000	2,613,000

Total current liabilities	38,851,000	42,535,000

Long-term debt	64,286,000	75,000,000
Deferred employee benefits and other long-term liabilities	2,020,000	1,969,000
Long-term deferred tax liabilities, net	11,304,000	4,853,000

Total liabilities	116,461,000	124,357,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,209,954 and 17,089,015 shares issued	17,000	17,000
Paid-in capital	52,673,000	49,616,000
Unearned stock-based compensation	(120,000)	—
Retained earnings	83,129,000	76,152,000
Accumulated other comprehensive income	2,325,000	1,659,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	122,998,000	112,418,000

	$239,459,000	$236,775,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net sales	$65,149,000	$59,742,000	$186,913,000	$170,763,000
Cost of products sold (including cost of products acquired from related party of $9,730,000 and $8,455,000 for the three months ended May 31, 2005 and 2004, respectively; and $27,682,000 and $26,495,000 for the nine months ended May 31, 2005 and 2004, respectively)	33,897,000	28,878,000	95,445,000	81,636,000

Gross profit	31,252,000	30,864,000	91,468,000	89,127,000

Operating expenses:
Selling, general and administrative	15,425,000	14,338,000	47,537,000	42,514,000
Advertising and sales promotion	4,650,000	5,839,000	13,359,000	16,372,000
Amortization of intangible assets	141,000	89,000	418,000	89,000

Income from operations	11,036,000	10,598,000	30,154,000	30,152,000

Other income (expense):
Interest expense, net (Note 7)	(1,350,000)	(1,574,000)	(4,036,000)	(4,880,000)
Other income (expense), net	128,000	(13,000)	459,000	(151,000)

Income before income taxes	9,814,000	9,011,000	26,577,000	25,121,000
Provision for income taxes	3,452,000	2,939,000	9,302,000	8,416,000

Net income	$6,362,000	$6,072,000	$17,275,000	$16,705,000

Earnings per common share:
Basic	$0.38	$0.36	$1.04	$0.99

Diluted	$0.38	$0.35	$1.03	$0.97

Weighted average common shares outstanding, basic	16,671,190	17,019,026	16,612,003	16,938,416

Weighted average common shares outstanding, diluted	16,885,504	17,244,931	16,806,178	17,188,710

Dividends declared per share	$0.22	$0.20	$0.62	$0.60

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,275,000	$16,705,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,182,000	1,703,000
Gains on sales and disposals of property and equipment	(13,000)	(68,000)
Deferred income tax expense	5,854,000	2,504,000
Tax benefit from exercise of stock options	354,000	822,000
Equity earnings from related party in excess of distributions received	(37,000)	(168,000)
Stock-based compensation	15,000	130,000
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivable	4,995,000	10,557,000
Product held at contract packagers	101,000	(59,000)
Inventories	(1,530,000)	(1,416,000)
Other assets	(2,351,000)	1,049,000
Accounts payable and accrued expenses	(2,164,000)	(4,238,000)
Accounts payable to related party	(547,000)	(2,461,000)
Income taxes payable	(1,998,000)	(1,800,000)
Deferred employee benefits and other long-term liabilities	112,000	197,000

Net cash provided by operating activities	22,248,000	23,457,000

Cash flows from investing activities:
Acquisition of a business	—	(11,545,000)
Capital expenditures	(1,996,000)	(2,017,000)
Proceeds from sales of property and equipment	92,000	160,000

Net cash used in investing activities	(1,904,000)	(13,402,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,000,000)	(10,000,000)
Proceeds from issuance of common stock	2,568,000	7,775,000
Treasury stock purchases	—	(5,184,000)
Dividends paid	(10,298,000)	(10,183,000)

Net cash used in financing activities	(17,730,000)	(17,592,000)

Effect of exchange rate changes on cash and cash equivalents	16,000	214,000

Increase (decrease) in cash and cash equivalents	2,630,000	(7,323,000)

Cash and cash equivalents at beginning of period	29,433,000	41,971,000

Cash and cash equivalents at end of period	$32,063,000	$34,648,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net income	$6,362,000	$6,072,000	$17,275,000	$16,705,000

Other comprehensive income:
Equity adjustment from foreign currency translation, net of tax	(1,209,000)	(130,000)	666,000	1,339,000

Total comprehensive income	$5,153,000	$5,942,000	$17,941,000	$18,044,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2005

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners and rug and room deodorizers.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent and 9 percent of the Company’s consolidated net sales during the three months ended May 31, 2005 and 2004, respectively, and 8 percent and 10 percent of the Company’s consolidated net sales during the nine months ended May 31, 2005 and 2004, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of the three-month periods ended May 31, 2005 and 2004, and 4 percent and 5 percent during the nine months ended May 31, 2005 and 2004, respectively.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by potentially

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended May 31, 2005 and 2004.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,671,190	17,019,026	16,612,003	16,938,416
Dilutive securities	214,314	225,905	194,175	250,294

Weighted average common shares outstanding, diluted	16,885,504	17,244,931	16,806,178	17,188,710

Options outstanding totaling 116,000 and 20,000 for the three months ended May 31, 2005 and 2004, respectively, and 218,933 and 49,806 for the nine months ended May 31, 2005 and 2004, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

Stock-Based Compensation

At May 31, 2005, the Company had one stock option plan. The Company accounts for stock-based compensation for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company measures compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock. Under the terms of the plan, options may be granted at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the three and nine-month periods ended May 31, 2005 and 2004 was greater than or equal to the market value on the date of grant.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net income, as reported	$6,362,000	$6,072,000	$17,275,000	$16,705,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	13,000
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(291,000)	(370,000)	(954,000)	(1,283,000)

Pro forma net income	$6,071,000	$5,702,000	$16,321,000	$15,435,000

Earnings per common share:
Basic - as reported	$0.38	$0.36	$1.04	$0.99

Basic - pro forma	$0.36	$0.34	$0.98	$0.91

Diluted - as reported	$0.38	$0.35	$1.03	$0.97

Diluted - pro forma	$0.36	$0.33	$0.98	$0.90

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three and nine-month periods ended May 31, 2005 and 2004:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005(1)	2004	2005	2004
Risk-free interest rate	n/a	2.98%	2.90%	2.27%
Expected volatility of common stock	n/a	40.32%	41.37%	43.42%
Dividend yield	n/a	2.33%	2.88%	2.70%
Expected option term	n/a	5 years	3 years	3 years

(1)	No options were granted during the three months ended May 31, 2005.

During the three months ended May 31, 2005, 4,054 shares of restricted common stock were issued in accordance with the Company’s non-employee director restricted stock plan. Pursuant to the plan and the current director compensation policy, restricted shares are issued to non-employee directors of the Company in lieu of cash compensation according to

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

an election made by the director as of the October meeting of the Board of Directors. The restricted shares are issued in accordance with the director’s election as soon as practicable after the first day of March. The fair market value of the issued shares on the grant date was $135,000, which is being amortized over the vesting period of the restricted stock. This resulted in compensation expense of $15,000 and unearned compensation of $120,000 for the quarter ended May 31, 2005.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the Company determined that its interest in a contract manufacturer qualifies as a variable interest entity; however, it was also determined that the Company is not the primary beneficiary. The Company has reviewed FSP FIN 46(R)-5, and does not believe it changes the Company’s previous determination. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance on the implementation of SFAS No. 123R for public companies. The Company is currently assessing the provisions of SFAS No. 123R and SAB 107 and their impact on the consolidated financial statements as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

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

NOTE 2 – ACQUISITIONS

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. for 6.2 million pounds sterling ($11.4 million) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.6 million. The acquisition included essentially all key elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market and to leverage an introduction of the Company’s current Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

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

In conjunction with the 1001 acquisition, the Company acquired various assets. As of May 31, 2005, the net carrying values of these assets were as follows:

1001 Trade name	$3,701,000
Non-contractual customer relationships	$3,706,000
Goodwill	$3,478,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

As of May 31, 2005
Gross carrying amount	$4,339,000
Accumulated amortization	(633,000)

Net carrying amount	$3,706,000

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Amortization expense	$141,000	$418,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2005	$136,000
Fiscal year 2006	542,000
Fiscal year 2007	542,000
Fiscal year 2008	542,000
Fiscal year 2009	542,000
Thereafter	1,402,000

$3,706,000

Changes in definite-lived intangibles by segment for the nine months ended May 31, 2005 are summarized below:

	Definite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$—	$4,067,000	$—
Acquisitions	—	—	—
Amortization	—	(418,000)	—
Translation adjustments	—	57,000	—

Balance as of May 31, 2005	$—	$3,706,000	$—

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. These intangible assets had a total carrying value of $39.4 million at May 31, 2005, of which $35.7 million and $3.7 million are included in the assets of the Americas and Europe segments, respectively.

Changes in indefinite-lived intangibles by segment for the nine months ended May 31, 2005 are summarized below:

	Indefinite-Lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$35,700,000	$3,661,000	$—
Acquisitions	—	—	—
Translation adjustments	—	40,000	—

Balance as of May 31, 2005	$35,700,000	$3,701,000	$—

Acquisition-Related Goodwill

The carrying value of all acquisition-related goodwill at May 31, 2005 and August 31, 2004 was $95.9 million and $95.8 million, respectively. The changes to goodwill from period to period relate to changes in foreign currency translation rates.

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2005 are summarized below:

	Acquisition-Related Goodwill
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2004	$85,612,000	$9,008,000	$1,212,000
Acquisitions	—	—	—
Translation adjustments	22,000	56,000	—

Balance as of May 31, 2005	$85,634,000	$9,064,000	$1,212,000

NOTE 4 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of May 31, 2005	As of August 31, 2004
Inventories
Raw materials	$553,000	$540,000
Finished goods	7,368,000	5,782,000

	$7,921,000	$6,322,000

Other Current Assets
Income and other taxes receivable (1)	$3,380,000	$—
Prepaid expenses and other	1,954,000	3,026,000

	$5,334,000	$3,026,000

(1)	Historically, the Company’s net operating loss (NOL) acquired with the purchase of HPD Holdings in 2001 has been limited by the Internal Revenue Section 382. The original calculation of the Section 382 limitation has been adjusted to incorporate the favorable effect of IRS Notice 2003-65 allowing the Company to amend Federal tax returns for the fiscal years 2001 through 2003. As a result, the $2.6 million deferred tax asset associated with the NOL is now classified as taxes receivable. The acceleration of the NOL resulted in its full utilization by the end of the current fiscal year second quarter.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of May 31, 2005	As of August 31, 2004
Property, Plant and Equipment, net
Land	$574,000	$514,000
Buildings and improvements	4,028,000	3,644,000
Furniture and fixtures	1,064,000	1,006,000
Computer and office equipment	3,094,000	2,813,000
Software	2,740,000	2,419,000
Machinery, equipment and vehicles	5,357,000	4,675,000

	16,857,000	15,071,000
Less: accumulated depreciation	(8,974,000)	(7,990,000)

	$7,883,000	$7,081,000

Goodwill and Other Intangibles, net
Acquisition-related goodwill	$95,910,000	$95,832,000
Intangibles with indefinite lives	39,401,000	39,361,000
Intangibles with definite lives	4,339,000	4,291,000
Less: accumulated amortization	(633,000)	(224,000)

	$139,017,000	$139,260,000

NOTE 5 - RELATED PARTIES

VML Company L.L.C. (VML) was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

Beginning as of April 30, 2004, the Company has the right to sell its interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $119,000 and $95,000 for the three months ended May 31, 2005 and 2004, respectively. For the nine months ended May 31, 2005 and 2004, the Company recorded equity earnings related to its investment in VML of $264,000 and $352,000, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of May 31, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $9.7 million and $8.5 million during the three months ended May 31, 2005 and 2004, respectively, and $27.7 million and $26.5 million during the nine months ended May 31, 2005 and 2004, respectively. The Company had product payables to VML of $1.4 million and $1.9 million at May 31, 2005 and August 31, 2004, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 4, 2003, a legal action was filed against the Company in San Diego County, California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds. On March 25, 2005, the trial court granted the Company’s motion for summary judgment in both actions. A motion to set aside the judgment was filed on May 12, 2005.

If class certification is granted, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

On May 28, 2004, separate but substantially identical legal actions were filed by the same plaintiff against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleges federal and state securities fraud and common law fraud claims against the Company and also seeks to rescind the purchase agreement for the Heartland Corporation acquisition. In the opinion of management, these actions are without merit and are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2005.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of May 31, 2005.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of May 31, 2005 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 7 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from corporate headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reported segments:

Three Months Ended:	The Americas	Europe	Asia-Pacific	Total
May 31, 2005
Net sales	$43,705,000	$16,762,000	$4,682,000	$65,149,000
Income from operations	$7,812,000	$2,162,000	$1,062,000	$11,036,000
Depreciation and amortization expense	$397,000	$330,000	$20,000	$747,000
Interest income	$190,000	$42,000	$5,000	$237,000
Interest expense	$1,587,000	$—	$—	$1,587,000
Total assets	$192,190,000	$42,354,000	$4,915,000	$239,459,000

May 31, 2004
Net sales	$40,754,000	$14,895,000	$4,093,000	$59,742,000
Income from operations	$6,614,000	$3,086,000	$898,000	$10,598,000
Depreciation and amortization expense	$309,000	$233,000	$18,000	$560,000
Interest income	$166,000	$6,000	$5,000	$177,000
Interest expense	$1,751,000	$—	$—	$1,751,000
Total assets	$190,114,000	$40,010,000	$3,594,000	$233,718,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Nine Months Ended:	The Americas	Europe	Asia- Pacific	Total
May 31, 2005
Net sales	$124,808,000	$49,216,000	$12,889,000	$186,913,000
Income from operations	$19,362,000	$7,781,000	$3,011,000	$30,154,000
Depreciation and amortization expense	$1,168,000	$935,000	$61,000	$2,164,000
Interest income	$586,000	$108,000	$15,000	$709,000
Interest expense	$4,745,000	$—	$—	$4,745,000
Total assets	$192,190,000	$42,354,000	$4,915,000	$239,459,000

May 31, 2004
Net sales	$119,951,000	$39,402,000	$11,410,000	$170,763,000
Income from operations	$19,836,000	$7,533,000	$2,783,000	$30,152,000
Depreciation and amortization expense	$1,100,000	$487,000	$54,000	$1,641,000
Interest income	$335,000	$39,000	$10,000	$384,000
Interest expense	$5,264,000	$—	$—	$5,264,000
Total assets	$190,114,000	$40,010,000	$3,594,000	$233,718,000

Product Line Information	Net Sales
	May 31, 2005	May 31, 2004
Three Months Ended:
Lubricants	$43,116,000	$39,666,000
Hand cleaning products	1,765,000	1,683,000
Household products	20,268,000	18,393,000

	$65,149,000	$59,742,000

Nine Months Ended:
Lubricants	$123,284,000	$111,362,000
Hand cleaning products	5,027,000	4,701,000
Household products	58,602,000	54,700,000

	$186,913,000	$170,763,000

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and household products product

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

line. During the three and nine months ended May 31, 2005, sales of 1001 products were $2.4 million and $6.7 million, respectively. During the period from the April 2, 2004 acquisition date through May 31, 2004, sales of the 1001 products were $1.0 million.

NOTE 8 - SUBSEQUENT EVENTS

On June 28, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on July 29, 2005 to shareholders of record on July 18, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements, the accompanying notes, and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

In MD&A, “we,” “our,” “us,” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol carpet spot stain remover and 1001® carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2005	2004	% Change	2005	2004	% Change
Net sales	$65,149	$59,742	9%	$186,913	$170,763	9%
Gross profit	$31,252	$30,864	1%	$91,468	$89,127	3%
Income from operations	$11,036	$10,598	4%	$30,154	$30,152	0%
Net income	$6,362	$6,072	5%	$17,275	$16,705	3%
Earnings per common share (diluted)	$0.38	$0.35	9%	$1.03	$0.97	6%

HIGHLIGHTS

•	In the third quarter, sales in the Americas increased 7% as compared to the same prior fiscal year period, combined with sales increases of 13% and 14% in Europe and Asia-Pacific, respectively. Without the 1001 product line sales, third quarter sales in Europe were up 4%. For the first nine months of fiscal year 2005, sales in the Americas increased 4% as compared to the prior year period, combined with sales increases of 25% and 13% in Europe and Asia-Pacific, respectively. Without the 1001 product line sales, sales in Europe for the first nine months were up 11%.

•	In the third quarter, lubricant sales were up 9%, hand cleaner sales were up 5% and household product sales were up 10%. For the first nine months of fiscal year 2005, lubricant sales were up 11%, hand cleaner sales were up 7% and household product sales were up 7%.

•	Changes in foreign currency exchange rates compared to the prior year periods contributed to the growth of our sales as well as growth in expenses. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $64.0 million, and net income of $6.3 million. The impact of the change in foreign currency exchange rates period over period positively affected sales for the current fiscal year third quarter by $1.1 million and net income by $0.1 million. The current fiscal year nine-month results translated at last year’s period exchange rates would have produced sales of $183.6 million, and net income of $16.9 million. The impact of the change in foreign currency exchange rates period over period positively affected sales for the first nine months of fiscal year 2005 by $3.3 million and net income by $0.4 million.

•	In the third quarter, the U.S. household products business showed mixed results. The Company experienced sales declines with Carpet Fresh and Spot Shot. These declines were more than offset by increased sales of X-14 liquids and 2000 Flushes. The increase in X-14 liquids was due to new product introductions that were not available in the prior year third quarter. The increase in 2000 Flushes was due to the increased sales of the new clip-on product, which was introduced during last year’s second quarter.

•	We continue to be focused and committed to innovation. In the U.S., new product introductions continued in the first nine months of fiscal year 2005. Direct results of this commitment were the launches of X-14 Oxy Citrus, the 3-IN-ONE Pro Dry Lube and Spot Shot Pro. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula. Fiscal year 2005 has also seen the launch of two new products into the Australian market, the 3-IN-ONE Professional Degreaser and the new Solvol Citrus Bar, which occurred during the first quarter. The Degreaser is marketed into various trade channels including automotive, hardware and industrial, while the Citrus Bar is a grocery-based product, although it has the potential to gain distribution in additional markets. In addition, the Company recently announced two new innovative products, the WD-40 Smart Straw and the WD-40 No-Mess Pen. It is expected that these products will add to revenue in the fourth quarter of the current fiscal year. We are pleased with our recent introductions of innovative products, and we continue to be encouraged by the Company’s accelerated pace of innovation, including potential new products currently in development. We see innovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations.

•	The rising costs of products sold negatively affected gross margins for the three and nine months ended May 31, 2005 versus the same prior year periods. We continue to be concerned about rising costs of components and raw materials, particularly aerosol cans and petroleum-based products. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further cost increases in the current third quarter and year-to-date periods. We are also concerned about the possibility of further increases during the remainder of fiscal year 2005. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of the current fiscal year.

•	The 1001 line of products in the U.K., acquired during the third quarter of fiscal year 2004, gave us a presence in the carpet and household cleaner market in the U.K that enabled us to introduce the Spot Shot and Carpet Fresh No Vac brands under the 1001 brand name. These products are gaining distribution within the U.K. marketplace and contributed 31% of the total sales from the 1001 line in the third quarter of fiscal year 2005 and 24% of year-to-date total sales.

•	Selling, general and administrative expenses were up 12% for the nine months ended May 31, 2005 versus the same prior fiscal year period primarily due to increased freight costs, along with increased foreign currency exchange rates, increased research and development costs, increased employee-related costs and an expense related to a customer-related bankruptcy. These increases were partially offset by reduced advertising and promotional expenses.

•	Investment in advertising and promotional activity was down 20% and 18% for the three and nine months ended May 31, 2005, respectively, compared to the same prior year periods due primarily to reduced consumer broadcast spending and print media in the U.S., partially offset by increased TV advertising in Europe. We now expect advertising and sales promotion expenses to be in the range of 6% to 8% of net sales for the current fiscal year, revised from the Company’s original forecast of 8.5% to 10.5%. This is reflective of the reduced effectiveness of traditional marketing programs experienced industry-wide.

•	Weighted average shares outstanding, including the effects of dilution, have decreased to 16.8 million for the year-to-date period compared to 17.1 million for the full fiscal year 2004, due to purchases of treasury stock in accordance with the share buy-back plan during the third and fourth quarters of fiscal year 2004.

RESULTS OF OPERATIONS

Third Quarter of Fiscal Year 2005 Compared to Third Quarter of Fiscal Year 2004

Net Sales

Net Sales by Segment (in thousands)	Three Months Ended May 31,
	2005	2004	$ Change	% Change
Americas	$43,705	$40,754	$2,951	7%
Europe	16,762	14,895	1,867	13%
Asia-Pacific	4,682	4,093	589	14%

Total net sales	$65,149	$59,742	$5,407	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior year period contributed to the growth of the Company’s sales. The current year quarter results translated at last year’s period exchange rates would have produced sales of $64.0 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2005 sales by $1.1 million, or 2%.

Net Sales by Product Line (in thousands)	Three Months Ended May 31,
	2005	2004	$ Change	% Change
Lubricants	$43,116	$39,666	$3,450	9%
Hand cleaners	1,765	1,683	82	5%
Household products	20,268	18,393	1,875	10%

Total net sales	$65,149	$59,742	$5,407	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001. The 1001 line of products contributed $2.4 million to sales in the current fiscal year third quarter compared to $1.0 million during the same period last year.

Gross Profit

Gross profit was $31.3 million, or 48.0% of sales in the third quarter of fiscal year 2005, compared to $30.9 million, or 51.7% of sales in the comparable period last year. The 3.7% decrease in gross margin percentage was due to a number of items including the increase in costs of components, raw materials and finished goods and product mix during the current quarter as compared to the same prior year period, partially offset by price increases on certain products, which were implemented during the third quarter of the current fiscal year.

The decrease in the gross margin percentage in the third quarter of fiscal year 2005 versus the same period last year is largely attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. These increases were primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods during the year. The remaining decrease in gross margin percentage was due to product mix, as household products have a higher cost structure than lubricants.

To reduce the impact of these rising costs, the Company has implemented a plan to increase prices for some of its products; the majority of such price increases were implemented during the third quarter of this fiscal year. The increase in pricing of certain products worldwide added approximately 1.0% to gross margin percentage in the current fiscal year third quarter compared to the same prior fiscal year period.

The price increases are intended to reduce the effect of rising costs on gross margin percentage, however, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 2005 increased to $15.4 million from $14.3 million for the third quarter of last year. The increase in SG&A is attributable to a number of items including: $0.3 million related to increased foreign currency exchange rates; $0.2 million of increased freight due to both fuel surcharges and sales growth; $0.5 million of increased employee-related costs which include salaries, medical insurance and relocation expenses; and $0.4 million of increased research and development costs, professional services and miscellaneous expenses such as travel, office expenses and amortization and depreciation. The increase in research and development costs related to increased new product development activity. Costs incurred for Sarbanes-Oxley compliance have also continued to rise over the high costs incurred during last fiscal year’s third quarter in areas such as employee-related costs, miscellaneous expenses and professional services. These increases were partially offset by $0.3 million of decreased insurance costs, investor relations costs and sales commissions.

The Company continued its research and development investment in support of its innovation program. Research and development costs for the third quarter of the current fiscal year were $0.5 million compared to $0.4 million for the same period last fiscal year. The Company’s new product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A decreased to 23.7% in the third quarter of fiscal year 2005 from 24.0% in the same period last year.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $4.7 million for the third quarter of fiscal year 2005, down from $5.8 million for the third quarter of the prior fiscal year and, as a percentage of sales, decreased to 7.1% in the third quarter of fiscal year 2005 from 9.8% in the comparable prior year period. The decrease is mainly related to reduced spending for print media, television media and product demonstrations in the U.S., partially offset by increased television media spending in Europe. Advertising spending in the U.S. was reduced in the current third quarter due to declines in consumer response to certain traditional advertising programs, which have also been experienced industry-wide. The Company is currently performing limited testing of new marketing programs and is reevaluating the market dynamics and its strategies to determine which programs will be the most effective. Upon completion of the testing and reevaluation of these marketing programs, the Company expects its investment in advertising and promotional activity to return to historical levels. Investment in global advertising and sales promotion expenses for fiscal year 2005 is now expected to be in the range of 6% to 8% of sales, revised from the Company’s original forecast of 8.5% to 10.5%.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the third quarter of fiscal year 2005, the total promotional costs recorded as reductions to sales were $4.8 million versus $5.5 million in the same prior year period. Therefore, the Company’s total advertising and sales promotion expenses totaled $9.5 million in the current fiscal year third quarter versus $11.3 million in the prior fiscal year third quarter.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $141,000 for the current fiscal year third quarter compared to $89,000 in last fiscal year’s third quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $11.0 million, or 16.9% of sales for the third quarter of fiscal 2005, compared to $10.6 million, or 17.7% of sales in the third quarter of fiscal 2004. The increase in income from operations, and the decrease in income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.4 million for the quarter ended May 31, 2005 compared to $1.6 million for the quarter ended May 31, 2004. The change in interest expense, net is due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004 and to interest income related to refunds from amended federal tax returns.

Other Income / Expense, net

Other income, net was $128,000 during the third quarter of fiscal 2005, compared to other expense, net of $13,000 in the prior fiscal year third quarter, a change of $141,000 which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.2% of taxable income for the third quarter of fiscal 2005, an increase from 32.6% in the prior fiscal year third quarter. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (“ETI”) benefits.

Net Income

Net income was $6.4 million, or $0.38 per common share on a fully diluted basis for the third quarter of fiscal year 2005, compared to $6.1 million, or $0.35 per common share for the third quarter of fiscal year 2004. The change in foreign currency exchange rates period over period had a positive impact of $0.1 million on third quarter fiscal year 2005 net income.

Segment Results

Following is a discussion of sales by region for the current and prior year third quarter.

Americas

Net Sales (in thousands)	Three Months Ended May 31,
	2005	2004	$ Change	% Change
Americas
Lubricants	$24,922	$22,336	$2,586	12%
Hand cleaners	1,394	1,350	44	3%
Household products	17,389	17,068	321	2%

Sub-total	$43,705	$40,754	$2,951	7%
% of consolidated	67%	68%

The increase in lubricant sales in the Americas during the current fiscal year third quarter compared to the same prior year period relates largely to the growth in WD-40 sales across the U.S. and Latin America, as sales increased by 16% and 12%, respectively. In the U.S., WD-40 sales were up due to price increases implemented during the current fiscal year third quarter on certain WD-40 products, as well as to increased sales activity prior to the price increases. Growth in Latin America is primarily associated with promotional activity and new distribution. These increases were partially offset by a decline in lubricant sales in Canada and a decline of 3-IN-ONE sales in the US, as a result of reduced promotional activities by key customers.

Household product sales in the third quarter of fiscal year 2005 were essentially flat compared to the same prior year period. Sales in the U.S. increased by $0.2 million due to increased sales of X-14 liquids and 2000 Flushes, which were offset by decreased sales of Carpet Fresh and Spot Shot. The sales declines of Carpet Fresh and Spot Shot are the result of several factors, including competitor activity, changes to customer-specific programs, lost or decreased distribution compared to the prior year and the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined $0.3 million in the current fiscal year third quarter versus the same prior fiscal year period due to heightened competitive activity and customer sales testing. During the first half of the third quarter, certain customers continued to perform on-going head-to-head sales testing versus competitor products. Although Spot Shot was successful versus the competitor products and has maintained distribution, this sales testing process caused sales to be lower than the prior fiscal year third quarter. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro, which gained distribution during the second half of the current fiscal year third quarter. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula.

Within the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Sales of Carpet Fresh in the U.S. declined $1.0 million, or 30%, due to lost distribution with a key customer, competitive activity within and around the category and the effects from reallocation of shelf space. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained significant market share within the rug and room deodorizer category in the grocery trade channel. The Company has committed research and development resources to create meaningful innovation for the Carpet Fresh brand.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for two of its brands. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 15% in the current fiscal year third quarter compared to the same prior year period due to the sales of the 2000 Flushes clip-on product which was introduced during the second quarter of fiscal year 2004.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl cleaning category. The clip-on product continues to build distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers and competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners for the third quarter of fiscal year 2005 increased 61% versus the prior fiscal year third quarter due primarily to the introduction of two new innovative products and the re-launch and repositioning of the X-14 Mildew Stain Remover. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula. Also contributing to the increase in sales was the Company’s repositioning of the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased 3% in the third quarter this fiscal year as compared to the same period last fiscal year. Distribution of hand cleaners remains strong through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 88% of the sales in the third quarter of fiscal year 2005 and 2004 came from the U.S., and 12% came from Canada and Latin America.

Europe

Net Sales (in thousands)	Three Months Ended May 31,
	2005	2004	$ Change	% Change
Europe
Lubricants	$14,385	$13,877	$508	4%
Hand cleaners	5	25	(20)	(80)%
Household products	2,372	993	1,379	139%

Sub-total	$16,762	$14,895	$1,867	13%
% of consolidated	26%	25%

Current fiscal year third quarter sales in Europe grew to $16.8 million, up $1.9 million, or 13%, over sales in the prior fiscal year third quarter. Changes in foreign currency exchange rates compared to the same prior year period contributed to the growth of sales. The current year third quarter results translated at last year’s period exchange rates would have produced sales of $16.0 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2005 sales for this region by approximately $0.8 million, or 5%. Sales of the 1001 brand contributed $2.4 million during the third quarter of the current fiscal year compared to $1.0 million during the third quarter of the prior fiscal year.

In the countries where the Company sells through a direct sales force, sales increased 22% for the current fiscal year third quarter versus the same period last fiscal year. The principal continental European countries where the Company sells through a direct sales force, the U.K., Spain, Italy, France and Germany, together accounted for 70% of the region’s sales for the third quarter of the current fiscal year, up from 65% in the same prior year period. Increases in sales in U.S. dollars across the various parts of the region over the prior year quarter are as follows: the U.K., 43%; Germany, 12%; and Spain, 10%. Sales in France and Italy were flat in the current third quarter versus the same prior year period. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the impact of the 1001 acquisition, which contributed $2.4 million to sales for the region in the current fiscal year third quarter versus $1.0 million in last fiscal year’s third quarter. Lubricant sales in the U.K. market were up approximately 14% versus the same prior year period primarily due to increased 3-IN-ONE sales resulting from promotional activity with a key customer. Lubricant sales in the Germanics market and Spain experienced growth of 13% and 10%, respectively. The sales growth in the Germanics market, which includes Germany, the Netherlands, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, in addition to the further development of direct sales into the Netherlands market. The sales growth in Spain was largely due to 3-IN-ONE Pro, which was launched during the first quarter of the current fiscal year. France experienced a decline in WD-40 sales versus the prior year primarily due to a change in the purchasing pattern of a key customer; however, this decline was essentially offset by the continued launch of 3-IN-ONE Pro during the third quarter of the current fiscal year. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are doing well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market. For the third quarter of fiscal year 2005, Carpet Fresh No Vac and Spot Shot contributed 31% to the overall 1001 sales.

In the countries in which the Company sells through local distributors, sales declined by 5% in the current fiscal year third quarter versus the same period last fiscal year. The distributor market had decreased sales of $0.3 million as a result of declines in Eastern Europe and the Middle East. The distributor market accounted for approximately 30% of the total Europe segment sales in the current fiscal year third quarter compared to 35% in the prior fiscal year third quarter as a result of the 1001 acquisition in the third quarter of fiscal year 2004, which increased the total sales of the European direct markets. The Company expects distributor markets to experience long-term growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales (in thousands)	Three Months Ended May 31,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$3,809	$3,453	$356	10%
Hand cleaners	366	308	58	19%
Household products	507	332	175	53%

Sub-total	$4,682	$4,093	$589	14%
% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales for the third quarter of fiscal year 2005 were $4.7 million, up $0.6 million, or 14%, compared to the same period last year. Changes in foreign currency exchange rates compared to the prior year period contributed $0.1 million to the growth of sales. The increase in Asia-Pacific sales was due to increased lubricant sales in Asia, the launch of the Solvol Citrus Bar in Australia during the first quarter of the current fiscal year and the launch of No Vac rug and room deodorizers in Australia and parts of Asia during the third quarter of fiscal year 2004, as this product continues to build distribution. Lubricant sales in Asia increased 19%

due to growth in China, Hong Kong, Indonesia and Singapore, while lubricant sales in Australia were down 11% versus the prior fiscal year third quarter due to a decline in general retail sales across the region.

The Company expects sales growth in Australia for fiscal 2005 due to the growth of No Vac, Solvol and lubricants, while the Company expects flat to modest sales growth in Asia for fiscal year 2005.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China and has begun to introduce this style of packaging across all of Asia. Although there have been attempts to counterfeit the newly shaped can, this unique packaging reduces the ability of counterfeiters to imitate the Company’s products.

Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004

Net Sales

Net Sales by Segment (in thousands)	Nine Months Ended May 31,
	2005	2004	$ Change	% Change
Americas	$124,808	$119,951	$4,857	4%
Europe	49,216	39,402	9,814	25%
Asia-Pacific	12,889	11,410	1,479	13%

Total net sales	$186,913	$170,763	$16,150	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior year period contributed to the growth of the Company’s sales. The current year nine-month results translated at last year’s period exchange rates would have produced sales of $183.6 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first nine months of fiscal year 2005 by $3.3 million, or 1.8%.

Net Sales by Product Line (in thousands)	Nine Months Ended May 31,
	2005	2004	$ Change	% Change
Lubricants	$123,284	$111,362	$11,922	11%
Hand cleaners	5,027	4,701	326	7%
Household products	58,602	54,700	3,902	7%

Total net sales	$186,913	$170,763	$16,150	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001. Sales of the 1001 line of products contributed $6.7 million during the nine months ended May 31, 2005. The 1001 line of products was acquired in April 2004 and contributed $1.0 million to sales for the prior fiscal year period ended May 31, 2004.

Gross Profit

Gross profit was $91.5 million, or 48.9% of sales for the nine months ended May 31, 2005, compared to $89.1 million, or 52.2% of sales in the comparable period last year. The 3.3% decrease in gross margin percentage was due to a number of items including the increase in costs of components, raw materials and finished goods and product mix during the current nine-month period as compared to the same prior year period, slightly offset by price increases on certain products which were implemented during the third quarter of the current fiscal year.

The decrease in the gross margin percentage for the nine months ended May 31, 2005 versus the same period last year is largely attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. These increases were primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods during the year. The remaining decrease in gross margin percentage was due to product mix, as household products have a higher cost structure than lubricants.

To reduce the impact of these rising costs, the Company has implemented a plan to increase prices for some of its products; the majority of such price increases began in the third quarter of this fiscal year. The increase in pricing of certain products worldwide added approximately 0.4% to gross margin percentage in the current fiscal year-to-date period compared to the same prior fiscal year period.

The price increases are intended to reduce the effect of rising costs on gross margin percentage, however, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the nine months ended May 31, 2005 increased to $47.5 million from $42.5 million for the same period last year. The increase in SG&A is attributable to a number of items including: $0.8 million related to increased foreign currency exchange rates; $1.3 million of increased freight due to fuel surcharges, a change in customer purchase patterns which increased the frequency of shipments, but in smaller quantities, and sales growth; $0.8 million of increased bonus accrual as no bonus was accrued for the Americas in the prior year; $1.4 million of increased employee-related costs which include salaries, medical insurance and relocation expenses; $0.3 million of increased accrued expenses primarily due to a preference claim associated with the bankruptcy of a customer; $0.4 million of increased research and development costs related to increased new product development activity; and $0.7 million of increased professional services and miscellaneous expenses such as travel, office expenses and amortization and depreciation. Costs incurred for Sarbanes-Oxley compliance have also continued to rise over the high costs incurred during the prior fiscal year-to-date period in areas such as employee-related costs, miscellaneous expenses and professional services. These increases were partially offset by $0.2 million of decreased insurance costs, $0.2 million of investor relations costs and $0.3 million of decreased meeting and other expenses as prior year meeting and other expenses included activities surrounding the 50th anniversary of the Company.

The Company continued its research and development investment in support of its innovation program. Research and development costs for the nine months ended May 31, 2005 were $1.9 million compared to $1.5 million for the same period last fiscal year. The Company’s new product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A increased to 25.4% in the first nine months of fiscal year 2005 from 24.9% in the same period last year, primarily attributable to those items listed above.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $13.4 million for the first nine months of fiscal year 2005, down from $16.4 million for the same period last year, and as a percentage of sales, decreased to 7.1% for the current period from 9.6% in the comparable prior year period. The decrease is mainly related to reduced spending for print media, television media and product demonstrations in the U.S., partially offset by increased television media spending in Europe. Advertising spending in the U.S. was reduced during the second and third quarters of the current fiscal year due to declines in consumer response to certain traditional advertising programs, which have also been experienced industry-wide. The Company is currently performing limited testing of new marketing programs and is reevaluating the market dynamics and its strategies to determine which programs will be the most effective. Upon completion of the testing and reevaluation of these marketing programs, the Company expects its investment in advertising and promotional activity to return to historical levels. Investment in global advertising and sales promotion expenses for fiscal year 2005 is now expected to be in the range of 6% to 8% of sales, revised from the Company’s original forecast of 8.5% to 10.5%.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. For the nine months ended May 31, 2005, the total promotional costs recorded as reductions to sales were $14.7 million versus $14.9 million in the same prior year period. Therefore, the Company’s total advertising and sales promotion expenses totaled $28.1 million for the current fiscal year-to-date period versus $31.3 million for the prior fiscal year-to-date period.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $418,000 for the nine months ended May 31, 2005, compared to $89,000 for the same nine-month period in fiscal year 2004. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004.

Income from Operations

Income from operations was $30.2 million, or 16.1% of sales for the first nine months of fiscal year 2005, compared to $30.2 million, or 17.7% of sales for the same nine-month period in fiscal year 2004. The decrease in income from operations as a percentage of sales was due to the items discussed above.

Interest Expense, net

Interest expense, net was $4.0 million and $4.9 million during the nine months ended May 31, 2005 and 2004, respectively. The change in interest expense, net is due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004 and to interest income related to refunds from amended federal tax returns.

Other Income / Expense, net

Other income, net was $459,000 during the first nine months of fiscal 2005, compared to other expense, net of $151,000 in the same prior fiscal year period, an increase of $610,000 which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.0% of taxable income for the first nine months of fiscal 2005, an increase from 33.5% in the comparable prior fiscal year period. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (“ETI”) benefits.

Net Income

Net income was $17.3 million, or $1.03 per common share on a fully diluted basis for the nine months ended May 31, 2005, compared to $16.7 million, or $0.97 per common share for the nine months ended May 31, 2004. The change in foreign currency exchange rates period over period had a positive impact of $0.4 million.

Segment Results

Following is a discussion of sales by region for the current and prior year nine-month periods.

Americas

Net Sales (in thousands)	Nine Months Ended May 31,
	2005	2004	$ Change	% Change
Americas
Lubricants	$70,397	$63,196	$7,201	11%
Hand cleaners	3,992	3,709	283	8%
Household products	50,419	53,046	(2,627)	(5)%

Sub-total	$124,808	$119,951	$4,857	4%
% of consolidated	67%	70%

The increase in lubricant sales in the Americas during the first nine months of fiscal year 2005 compared to the same prior year period relates largely to the growth in WD-40 sales across the U.S., Canada and Latin America where sales increased by 13%, 7% and 21%, respectively. Price increases implemented during the current fiscal year third quarter on certain products also contributed to the sales growth. In the U.S., WD-40 sales were up due to improved display and distribution through home centers and the success of the WD-40 Big Blast, which was introduced in the second quarter of fiscal 2004. Growth in Latin America is primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. Canadian sales benefited from strong sales in all trade channels and with strategic customers, as well as strong promotional execution during the first half of the current fiscal year, partially offset by decreased sales in the current fiscal year third quarter as a result of reduced promotional activities by a key customer. The increases in WD-40 sales were partially offset by a 12% decline in 3-IN-ONE sales in the U.S. as compared to the prior year. This decline was also a result of reduced promotional activities by a key home center customer.

Household product sales in the first nine months of fiscal year 2005 were down by $2.6 million, or 5%, compared to the same prior year period due to declines in the U.S. Sales in the U.S. decreased by $2.9 million, or 6%, due to decreased sales of Carpet Fresh and Spot Shot. These declines are the result of several factors, including competitor activity, changes to customer-specific programs, lost or decreased distribution compared to the prior year and the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined for the nine months ended May 31, 2005 as compared to the same prior fiscal year period due to heightened competitive activity and customer sales testing. During the first nine months of fiscal year 2005, certain customers continued to perform on-going head-to-head sales testing versus competitor products. Although Spot Shot was successful versus the competitor products and has maintained distribution, this sales testing process has caused sales to be lower than the same prior fiscal year period. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro, which gained distribution during the second half of the current fiscal year third quarter. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula.

Within the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Sales of Carpet Fresh in the U.S. declined $2.0 million, or 21%, due to lost distribution with a key customer, competitive activity within and around the category and the effects from reallocation of shelf space. In an effort to offset some of these losses, the Company has responded with a more competitive product offer in size and value. New powder fragrance introductions have also helped grow powder sales versus the same prior year nine-month period. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained significant market share within the rug and room deodorizer category in the grocery trade channel. The Company has committed research and development resources to create meaningful innovation for the Carpet Fresh brand.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for two of its brands. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 5% for the first nine months of the current fiscal year compared to the same prior year period due to the sales of the 2000 Flushes clip-on product which was introduced during the second quarter of fiscal year 2004.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. This decline is currently considered the short-term effect of innovation in surrounding categories, and does not necessarily indicate that consumers will continue to purchase outside the automatic bowl cleaning category. The clip-on product continues to build distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers and competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners for the first nine months of fiscal year 2005 increased 29% versus the same prior fiscal year period due primarily to the introduction of two new innovative products and the re-launch and repositioning of the X-14 Mildew Stain Remover. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula. Also contributing to the increase in sales was the Company’s repositioning of the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category.

The Company continues to address the challenges and opportunities that exist within the competitive environments of the household products categories through product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased by $0.3 million, or 8%, in the first nine months of the current fiscal year, up from $3.7 million in the first nine months of the prior fiscal year. Distribution of hand cleaners remains strong through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 86% of the sales in the first nine months of fiscal year 2005 came from the U.S., and 14% came from Canada and Latin America, compared to the distribution in the first nine months of fiscal 2004, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

Net Sales (in thousands)	Nine Months Ended May 31,
	2005	2004	$ Change	% Change
Europe
Lubricants	$42,548	$38,312	$4,236	11%
Hand cleaners	16	46	(30)	(65)%
Household products	6,652	1,044	5,608	537%

Sub-total	$49,216	$39,402	$9,814	25%
% of consolidated	26%	23%

For the nine months ended May 31, 2005, sales in Europe grew to $49.2 million, up $9.8 million, or 25%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior year period contributed to the growth of sales. The current year nine-month results translated at last year’s period exchange rates would have produced sales of $46.8 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the region’s sales for the first nine months of fiscal year 2005 by approximately $2.4 million, or 5%. Sales of the 1001 brand contributed $6.7 million during the nine months ended May 31, 2005. The 1001 line of products was acquired in April 2004 and contributed $1.0 million to sales in the prior fiscal year period ended May 31, 2004.

In the countries where the Company sells through a direct sales force, sales increased 29% for the first nine months of fiscal year 2005 versus the same period last fiscal year. The principal continental European countries where the Company sells through a direct sales force, the U.K., Spain, Italy, France and Germany, together accounted for 71% of the region’s sales for the first nine months of the current fiscal year, up from 69% in the same prior year period. Increases in sales in U.S. dollars across the various parts of the region over the prior year nine-month period are as follows: the U.K., 51%; France, 3%; Germany, 18%; Spain, 16%; and Italy 27%. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the impact of the 1001 acquisition, which contributed $6.7 million to sales for the region in the current fiscal year-to-date period versus $1.0 million in the same prior fiscal year period. However, lubricant sales in the U.K. market were flat versus the prior year period primarily due to an overall weakening local economy. The growth in the first nine months of fiscal year 2005 as compared to the same prior fiscal year period for Spain was largely due to 3-IN-ONE Pro, which was launched during the first quarter of the current fiscal year. In local currency, sales in France were down 3% due to a change in the purchasing patterns of a key customer. This decline was essentially offset by the continued launch of 3-IN-ONE Pro during the current fiscal year third quarter. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to the same prior fiscal year nine-month period. The sales growth in the Germanics market, which includes Germany, the Netherlands, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the further development of direct sales into the Netherlands market. Growth is expected through fiscal year 2005 across all of the direct markets. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are doing well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market. For the nine months ended May 31, 2005, Carpet Fresh No Vac and Spot Shot contributed 24% to the overall 1001 sales.

In the countries in which the Company sells through local distributors, sales increased 16% for the nine months ended May 31, 2005 versus the same period last fiscal year. The distributor market increased sales by $2.0 million as a result of growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 29% of the total Europe segment sales in the current fiscal year-to-date period compared to 31% in the same prior fiscal year-to-date period as a result of the 1001 acquisition in the third quarter of fiscal year 2004, which increased the total sales of the European direct markets. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales (in thousands)	Nine Months Ended May 31,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$10,339	$9,854	$485	5%
Hand cleaners	1,019	946	73	8%
Household products	1,531	610	921	151%

Sub-total	$12,889	$11,410	$1,479	13%
% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales for the first nine months of fiscal year 2005 were $12.9 million, up $1.5 million, or 13%, compared to the same period last year. Changes in foreign currency exchange rates compared to the prior year period contributed $0.2 million to the growth of sales. The current fiscal year nine-month period results translated at last year’s period exchange rates would have produced sales of $12.7 million in this region. The increase in Asia-Pacific sales was primarily due to the launch of No Vac rug and room deodorizers in Australia and parts of Asia during the third quarter of fiscal year 2004, as this product continues to build distribution, and to increased lubricant sales in Asia. Also contributing to the increase in Asia-Pacific sales was the launch of the Solvol Citrus Bar in Australia during the first quarter of the current fiscal year, as well as the moderate growth of lubricant sales in Australia.

Sales in Asia were up 7% for the nine months ended May 31, 2005 as compared to the same period last fiscal year due to increased lubricant sales during the current fiscal year resulting from strong results in Indonesia, Singapore and Thailand, where WD-40 sales were up over the same period last fiscal year. Distribution of No Vac rug and room deodorizers has grown in several countries with the introduction of local language variants, particularly in Hong Kong and Malaysia through the automotive trade channel. The Company expects flat to modest sales growth in Asia for fiscal year 2005.

Sales in Australia were up 23% primarily due to increased sales of No Vac rug and room deodorizers, as distribution and market share continues to grow. Sales of lubricants in Australia were essentially flat for the first nine months of the current fiscal year as compared to the same period last year. Lubricant sales benefited from promotions with a large home center retailer during the first half of the current fiscal year. The lubricant sales growth achieved during the first half of the current fiscal year was essentially offset by a sales decline in the third quarter of the current fiscal year compared to the same period last year as a result of a general downturn in retail sales in the region. Sales of hand cleaners increased during the first nine months of the current fiscal year versus the same period last year as a result of the launch of the Solvol Citrus Bar during the first quarter of fiscal year 2005. The Company expects sales growth in Australia for fiscal 2005 due to the growth of No Vac, Solvol and lubricants.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. The Company has released a new shaped WD-40 can into the market in China and has begun to introduce this style of packaging across all of Asia. Although there have been attempts to counterfeit the newly shaped can, this unique packaging reduces the ability of counterfeiters to imitate the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended May 31, 2005, cash and cash equivalents increased by $2.6 million, from $29.4 million at the end of fiscal 2004 to $32.1 million at May 31, 2005. Operating cash flow of $22.2 million was offset by cash used in investing activities of $1.9 million and cash used in financing activities of $17.7 million.

Current assets increased by $2.4 million to $86.6 million at May 31, 2005, up from $84.2 million at August 31, 2004. Accounts receivable decreased to $36.1 million, down $4.6 million from $40.6 million at August 31, 2004, as a result of decreased sales in the third quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004. Inventory increased to $7.9 million, up $1.6 million from $6.3 million at August 31, 2004 due to the purchase of inventory from packagers during the third quarter, inventory-in-transit and to support new product introductions and promotions. Product at contract packagers decreased to $1.9 million, down from $2.0 million at August 31, 2004 due to the timing of shipments of product versus payments received. The increase in other assets was primarily due to taxes receivable resulting from tax refunds primarily in the U.S. The U.S. tax refunds resulted from amending Federal tax returns to accelerate the use of the Company’s net operating loss (NOL) acquired with the purchase of HPD Holdings in 2001. As a result, the deferred tax asset associated with the NOL has been classified as taxes receivable at May 31, 2005.

Current liabilities decreased by $3.7 million to $38.9 million at May 31, 2005 from $42.5 million at August 31, 2004. The current portion of long-term debt increased by $0.7 million due to a $10.7 million principal payment becoming due in October of 2005 related to the Company’s $75 million term loan, offset by a $10 million repayment of debt in May 2005. Accounts payable and accrued liabilities decreased by $2.4 million due to the timing of payments, decreased sales in the current fiscal year third quarter versus the fourth quarter of fiscal year 2004 and to a decrease in the Company’s profit sharing accrual. At May 31, 2005, the accrued profit sharing balance included only five months of accrual compared to the eight months of accrual at the end of fiscal year 2004. The Company’s profit sharing plan is based on a calendar year. These decreases were partially offset by an accrued expense related to a preference claim associated with the bankruptcy of a customer. The decrease in income taxes payable was due to the timing of tax payments.

At May 31, 2005, working capital increased to $47.7 million, up $6.1 million from $41.7 million at the end of fiscal year 2004. The current ratio at May 31, 2005 was 2.2, an increase from 2.0 at August 31, 2004.

Net cash provided by operating activities for the nine months ended May 31, 2005 was $22.2 million. This amount consisted of $17.3 million from net income with an additional $8.4 million of adjustments for non-cash items, including depreciation and amortization, deferred tax expense, tax benefits from exercises of stock options, equity earnings from

VML Company L.L.C. (VML) net of distributions received, directors’ stock-based compensation and gains on sales of equipment, offset by $3.4 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first nine months of fiscal year 2005 was $1.9 million. Capital expenditures of $2.0 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal 2005, the Company expects to spend approximately $3.3 million for new capital assets, up from the original forecast of $2.8 million. The increase is related to equipment for new product manufacturing.

For the first nine months of fiscal year 2005, net cash used in financing activities included $10.3 million of dividend payments and a $10 million repayment of debt, partially offset by $2.6 million in proceeds from the exercise of common stock options.

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

On June 28, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on July 29, 2005 to shareholders of record on July 18, 2005. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The Company currently has available a $10 million variable rate revolving line of credit, maturing in October 2005. There was no outstanding balance under this line of credit as of May 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, we stated that the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 during the second fiscal quarter of each year. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment such as forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention and the selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. During the current fiscal year second quarter, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on discounted future cash flows compared to the related book values. Based on this review, the Company determined that there were no instances of impairment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46.” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the Company determined that its interest in a contract manufacturer qualifies as a variable interest entity; however, it was also determined that the Company is not the primary beneficiary. The Company has reviewed FSP FIN 46(R)-5, and does not believe it changes the Company’s previous determination. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance on the implementation of SFAS No. 123R for public companies. The Company is currently assessing the provisions of SFAS No. 123R and SAB 107 and their impact on the consolidated financial statements as the Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

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

TRANSACTIONS WITH RELATED PARTIES

VML Company L.L.C. (VML) was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

Beginning as of April 30, 2004, the Company has the right to sell its interest in VML to the 70% owner, and the 70% owner also has the right to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $119,000 and $95,000 for the three months ended May 31, 2005 and 2004, respectively. For the nine months ended May 31, 2005 and 2004, the Company recorded equity earnings related to its investment in VML of $264,000 and $352,000, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of May 31, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $9.7 million and $8.5 million during the three months ended May 31, 2005 and 2004, respectively, and $27.7 million and $26.5 million during the nine months ended May 31, 2005 and 2004, respectively. The Company had product payables to VML of $1.4 million and $1.9 million at May 31, 2005 and August 31, 2004, respectively.

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

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s chief executive officer and our chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2005, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. Although management believes our existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

(b) Changes in internal control over financial reporting. The Company has a process designed to maintain internal control over financial reporting to provide reasonable assurance that its books and records accurately reflect its transactions and that its established policies and procedures are carefully followed. For the quarter ended May 31, 2005, there were no changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1.	Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company’s motion for summary judgment in the San Diego Actions was granted on March 25, 2005. On March 12, 2005, the plaintiffs filed a motion to set aside the judgment.

On May 28, 2004, separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company and Scott H. Hilkene in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The state court action has been stayed pending resolution of the federal action. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company from Scott H. Hilkene on May 31, 2002. The plaintiff was formerly married to Scott H. Hilkene and, as a result of her contractual interest in Heartland Corporation, the plaintiff was a party to the Purchase Agreement dated May 3, 2002 and consented to the sale of Heartland Corporation as required by the agreement. The plaintiff alleges federal and state securities fraud and common law fraud claims against the Company. All of the allegations relate to actions of the Company, Heartland Corporation and Scott H. Hilkene during the negotiations for the acquisition and following the closing. The plaintiff alleges that the Company, in breach of an alleged duty of disclosure, failed to inform her of certain actions that were allegedly undertaken by the parties and that the Company allegedly misrepresented that certain alleged acts would or would not be undertaken by the parties. The plaintiff also asserts related fraud claims against Scott H. Hilkene. On February 10, 2005, the Company’s motion to dismiss the federal action was granted with leave to amend the complaint. The plaintiff has filed an amended complaint limiting her claims against the Company to certain alleged non-disclosures prior to execution of the Purchase Agreement as to allegedly material facts relating to the acquisition transaction. In addition to damages, the amended complaint seeks to rescind the Purchase Agreement.

The Company believes the actions filed by Sally S. Hilkene are without merit and the Company intends to vigorously defend against each of the claims asserted in the actions.

During the quarter ended May 31, 2005, there were no other material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

WD-40 COMPANY Registrant

Date: July 11, 2005	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)