Form 10-K
period 2005-08-31
WD 40 CO
filed 2005-11-08
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2005

Commission File No. 000-06936

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of February 28, 2005 was $510,700,000.

As of October 17, 2005 the Registrant had 16,688,362 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the annual meeting of stockholders on December 13, 2005 is incorporated by reference into PART III, Items 10, 11, 12 and 14.

PART I

ITEM 1 - Business

(a) General Development of Business.

For more than four decades, WD-40 Company (the Company) sold only one petroleum-based product, known as WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand from affiliates of Reckitt & Colman, P.L.C. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner from Block Drug Company, and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner from Unilever Australia, Ltd. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (“DIY”), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, an aerosol and liquid carpet stain remover and a leading brand in the carpet stain remover category. The Spot Shot brand fits well within the Company’s brand portfolio, alongside the other household product brands. In April 2004, the Company again added to its brands with its purchase of the 1001® line of carpet and household cleaners from PZ Cussons P.L.C. The 1001 brand provides the Company an opportunity to expand its household products market in the U.K. with a recognized U.K. brand name.

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

The Lava brand is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava and the WD-40 consumer shared similar characteristics and believed the distribution network developed through the WD-40 brand could effectively promote growth in the U.S. With the Lava acquisition, the Company concluded that it would benefit by an increased position in the U.S. grocery channel. This was a catalyst for the Global Household Brands acquisition.

In fiscal 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands, which included the three principal brand trademarks 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration, and to strengthen the Company’s position in the grocery trade channel. The Global Household Brands’ broker network and grocery business, combined with the WD-40 Company’s DIY distribution, gives the Company growth potential for all brands across new trade channels.

In fiscal 2001, the Company also acquired the Solvol brand of heavy-duty hand cleaners in Australia from Unilever Australia, Ltd. and subsequently extended that brand into a liquid product, a benefit from the technology of the acquisition of Lava, which has resulted in the growth of the Solvol brand.

In fiscal 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation. The principal brand acquired by the Company was the Spot Shot brand, an aerosol carpet stain remover. The acquisition of this brand expands the Company’s product offerings and offers potential for expanded product distribution. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

In fiscal 2004, the Company purchased the 1001 line of carpet and household cleaners. The Company acquired this line of products to gain a presence in the U.K. market and to facilitate an introduction of the Company’s Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers.

(b) Financial Information About Industry Segments.

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following segments: the Americas, Europe and Asia-Pacific. In addition, management reviews product performance on the basis of revenue. The financial information required by this item is included in Note 13 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule.

The Company’s revenue comes from three product categories - multi-purpose lubricants, heavy-duty hand cleaners, and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, mass retail and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

(c) Narrative Description of Business.

Products

The Company, based in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No Vac® rug and room deodorizers, Spot Shot aerosol and liquid carpet stain remover and 1001 carpet and household cleaners and rug and room deodorizers.

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

WD-40 is the market leader among multi-purpose lubricants and is sold in aerosol cans and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. It has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications. The product also has numerous industrial applications. In fiscal 2005, the Company launched two new innovative products in the
WD-40 line, the WD-40 Smart Straw and the WD-40 No-Mess Pen. These products are expected to contribute to the growth of the WD-40 brand in the future.

3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. The product’s high quality and the established distribution network that was acquired with the brand have enabled the product to gain international acceptance. In fiscal 2000, the Company introduced a patented new telescoping spout for 3-IN-ONE that allows precise delivery of oil in tight, hard-to-reach places. In fiscal 2003, the Company introduced the 3-IN-ONE Oil Professional line of products, which include a spray and drip penetrant, a white lithium grease spray, a silicone spray, a PTFE spray, a heavy duty cleaner and degreaser spray and an engine starter spray. This line was introduced into the U.S. market and into several countries in the Asia-Pacific and European markets.

The Company purchased the Lava brand of heavy-duty hand cleaner from Block Drug Company in fiscal 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand consisted of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand appeals to consumers who shop in other channels such as hardware, automotive and club stores. The Company acquired the Solvol brand in Australia during the first quarter of fiscal year 2001. Solvol, Australia’s leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. In December of 2000, the Company increased the product offering of the brand by adding a liquid cleaner.

The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands with the fiscal 2001 stock purchase of HPD Holdings, Corp. and its wholly-owned subsidiary, HPD Laboratories, Inc., doing business as Global Household Brands. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, a liquid daily shower cleaner, an automatic toilet bowl cleaner and an aerosol and liquid all-purpose bathroom cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug and room deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed. Carpet Fresh is also sold as an aerosol foam, which does not require vacuuming. At the time of the acquisition, the brands were sold primarily through grocery, drug and mass retail channels. The Company is expanding the distribution of these items into new channels.

The Company acquired the Spot Shot brand with the fiscal 2002 stock purchase of Heartland Corporation. The Spot Shot brand is currently an aerosol and liquid carpet stain remover. At the time of the acquisition, the brand was sold as an aerosol product primarily through food and mass retail, club stores, hardware and home center stores. The Company sees growth potential for the brand through increased brand awareness, consumer usage and household penetration, along with the expansion of the brand into new trade channels. In fiscal 2005, the Company introduced a new carpet stain remover liquid product with a trigger delivery format.

In April 2004, the Company acquired the 1001 business from PZ Cussons P.L.C. The 1001 business includes the 1001 brand of carpet and household cleaners and was acquired with the expectation that the Company would be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market.

Financial information about segment operations and product lines appears in Note 13 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule.

Sources and Availability of Raw Materials

The Company relies on multiple suppliers for the primary components for its WD-40 brands and other products. The Company’s primary components include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components to continue to be readily available in the future, although the Company is exposed to volatile commodities prices.

Research and Development

The Company is focused on and committed to innovation. Due to the dynamic nature of the product categories that the Company competes in, the ability to understand consumer preferences and innovate is key to the Company’s success. The Company has a new-product development team known as Team Tomorrow. This team engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $2.5 million, $1.9 million and $2.4 million in fiscal years 2005, 2004 and 2003, respectively. None of this research activity was customer-sponsored.

Seasonality

Historically, the Company has achieved its highest quarterly sales levels during its fourth fiscal quarter. These patterns are largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities.

Manufacturing

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated, and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2005 and 2004, and 10 percent in fiscal year 2003. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during fiscal year 2005 and approximately 5 percent during each of fiscal years 2004 and 2003.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The market for the Company’s products, especially its household products, is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers and its multiple channel distribution as its primary strategies.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Employees

At August 31, 2005, the Company employed 233 people worldwide: 127 by the United States parent corporation, 6 of which are based in the Malaysian regional office; 10 by the Company’s Canadian subsidiary; 81 by the United Kingdom subsidiary, including 14 in Germany, 13 in France, 9 in Spain and 6 in Italy; 12 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

The information required by this item is included in Note 13 - Business Segments and Foreign Operations, of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts on non-functional currency cash balances. With the continuing expansion of the Company’s business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for products sold to customers in these areas.

(e) Access to SEC Filings

Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company’s website at www.wd40.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Commission. Note that nothing on the Company’s website has been incorporated into this document.

Interested readers may also read and copy any materials that the Company files at the SEC Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains the Company’s reports.

ITEM 2 – Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 7,200 square feet of office and storage space in San Diego. The Company leases approximately 6,100 square feet of office space in total for sales offices in each of the following cities: Springfield, New Jersey; Atlanta, Georgia; Miami, Florida; and Northbrook, Illinois. The Company leases approximately 2,000 square feet of office space in Toronto, Ontario, Canada.

Europe

The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,600 square feet of office space and 4,100 square feet of plant and storage area. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

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

Two separate but substantially identical legal actions were filed in September 2003 against the Company in the San Diego County, California and the Alameda County, California Superior Courts by Patricia Brown on behalf of the general public seeking a remedy for alleged violation of California Business and Professions Code sections 17200, et seq., and 17500 (the Brown Actions). The complaints alleged that the Company misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaints sought to remedy such allegedly wrongful conduct: (i) by enjoining the Company from making the allegedly untrue representations and to require the Company to engage in a corrective advertising campaign and to order the return, replacement and/or refund of all monies paid for such ATBCs; (ii) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (iii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On September 18, 2003, Patricia Brown voluntarily dismissed the Alameda County action and elected to pursue the claims in San Diego Superior Court. On June 14, 2004, the complaint was amended to reallege violations of the same statutes based on a theory that the ATBCs were negligently designed; the amended complaint seeks remedies similar to those originally pleaded.

Another complaint was filed against the Company on September 4, 2003, in the San Diego County, California Superior Court by Genevieve Valentine. This complaint, filed by the same law firms that filed the Brown Actions, was brought as a nationwide consumer class action on the same or similar grounds as alleged in the Brown Actions and sought substantially similar relief on behalf of the purported class of similarly situated plaintiffs. An amended complaint was filed by the plaintiff on June 14, 2004 alleging putative causes of action for unjust enrichment, breach of warranty, negligent design, and negligent inspection or testing of the ATBCs. This action was later consolidated with the pending San Diego County Brown Action (the San Diego Actions).

On March 25, 2005, the court granted the Company’s motion for summary judgment as to both of the San Diego Actions and entered judgment in the Company’s favor dismissing the two lawsuits. On September 27, 2005, the California Court of Appeal dismissed, as untimely, an appeal filed by the plaintiffs. As of the filing of this report, the deadline for filing an appeal to the California Supreme Court has passed. The judgment dismissing both of the San Diego actions is now final.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	49	President and Chief Executive Officer. Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.

Michael J. Irwin	42	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President, Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.

Graham P. Milner	51	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas, in March 1997, became Senior Vice President, The Americas, in April 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Michael L. Freeman	52	Division President, The Americas. Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in December 1996, was promoted to Senior Vice President, Operations in September 2001, and was named Division President, The Americas, in September 2002.

Geoffrey J. Holdsworth	43	Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble	47	Managing Director, WD-40 Company Ltd. (U.K.). Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December 1996.

All executive officers hold office at the pleasure of the Board of Directors. In addition, the Company has entered into employment agreements with Mr. Ridge, Mr. Irwin, Mr. Milner, Mr. Freeman, Mr. Holdsworth and Mr. Noble for three-year terms. Subject to renewal, Mr. Ridge’s current contract term expires on August 1, 2008 and the other officers’ contracts expire on July 8, 2007.

PART II

ITEM 5 - Market For Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on The Nasdaq Stock Market (National Market System). As of August 31, 2005, the approximate number of holders of record of the Company’s common stock was 1,430. The following table sets forth the range of high and low sales prices on The Nasdaq Stock Market of the Company’s common stock for the periods indicated, as reported by Nasdaq.

	SELECTED STOCK INFORMATION
	FISCAL 2005			FISCAL 2004
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$30.05	$27.25	$0.20	$35.98	$27.21	$0.20
Second Quarter	$34.18	$27.61	$0.20	$36.88	$29.13	$0.20
Third Quarter	$33.76	$27.56	$0.22	$35.72	$29.29	$0.20
Fourth Quarter	$30.00	$25.02	$0.22	$31.25	$24.55	$0.20

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Issuance of Unregistered Securities

On March 1, 2005, the Company issued a total of 4,054 shares of its common stock to seven of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan). On August 1, 2005, the Company issued an additional 774 shares of its common stock to a newly elected non-employee director. The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March 2005 or August 2005. On March 1, 2005, the Company issued shares to directors under the Plan with an aggregate market value of $136,000 in lieu of cash compensation in the amount of $122,000. On August 1, 2005, the Company issued shares to a director under the Plan with an aggregate market value of $22,000 in lieu of cash compensation in the amount of $20,000. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

ITEM 6 - Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The consolidated balance sheets at August 31, 2005 and 2004 and the related consolidated statements of income, of cash flows and of shareholders’ equity and comprehensive income of the Company for the three years ended August 31, 2005 and notes thereto are included with this report under Item 15. The data should be read in conjunction with such consolidated financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Net sales[1]	$263,227	$242,467	$238,140	$216,764	$163,748
Cost of products sold	133,833	116,944	115,928	108,153	79,547

Gross profit	129,394	125,523	122,212	108,611	84,201
Operating expenses[2]	81,974	80,074	72,460	66,245	56,112

Income from operations	47,420	45,449	49,752	42,366	28,089
Interest and other income (expense), net	(4,555)	(6,596)	(6,357)	(5,523)	(2,508)
Loss on early extinguishment of debt	—	—	—	(1,032)[3]	—

Income before income taxes and cumulative effect of accounting change	42,865	38,853	43,395	35,811	25,581
Provision for income taxes	15,067	13,210	14,754	11,135	8,698

Income before cumulative effect of accounting change	27,798	25,643	28,641	24,676	16,883
Cumulative effect of accounting change	—	—	—	—	(980)[4]

Net income	$27,798	$25,643	$28,641	$24,676	$15,903

Earnings per common share
Basic:
Income before cumulative effect of accounting change	$1.67	$1.52	$1.73	$1.54	$1.08
Cumulative effect of accounting change	—	—	—	—	(0.06)[4]

	$1.67	$1.52	$1.73	$1.54	$1.02

Diluted:
Income before cumulative effect of accounting change	$1.65	$1.50	$1.71	$1.53	$1.08
Cumulative effect of accounting change	—	—	—	—	(0.06)[4]

	$1.65	$1.50	$1.71	$1.53	$1.02

Dividends per share	$0.84	$0.80	$0.80	$0.94	$1.18
Total assets	$254,253	$236,775	$236,658	$215,045	$166,712
Long-term obligations[5]	$77,487	$81,822	$86,781	$96,605	$76,653

[1]	The Company completed acquisitions of the 1001 business (1001), Heartland Corporation (Heartland) and HPD Holdings Corp. (HPD) during fiscal 2004, 2002 and 2001, respectively. Sales of the 1001 brand added $8.9 million and $3.2 million in household products sales in fiscal 2005 and 2004, respectively. Sales of the Spot Shot brand acquired in the Heartland acquisition added $25.4 million, $28.4 million, $28.2 million and $7.3 million in household products sales during fiscal 2005, 2004, 2003 and 2002, respectively. Sales of brands acquired in the HPD acquisition added $47.9 million, $46.4 million, $57.4 million, $64.9 million and $22.1 million in household products sales during fiscal 2005, 2004, 2003, 2002 and 2001, respectively.
[2]	At the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), which governs the amortization of acquisition-related goodwill and intangibles. As a result, beginning with the first quarter of 2002, the Company is no longer amortizing acquisition-related goodwill and intangible assets that have been determined to have indefinite lives. In fiscal 2001 and 2000, the Company incurred amortization costs related to goodwill and intangible assets of $3.7 million and $2.3 million, respectively.
[3]	The Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections, in fiscal year 2003. As a result, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002 has been reclassified for comparative presentation and reported in income before income taxes.
[4]	The first quarter of fiscal year 2001 was affected by a cumulative effect of accounting change which reduced net income by $980,000, net of tax, or $0.06 per share, related to the change in the Company’s revenue recognition policy.
[5]	Long-term obligations include long-term debt, deferred employee benefits and other long-term liabilities and long-term deferred tax liabilities, net.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the WD-40 Company. MD&A is presented in eleven sections: Overview, Summary Statement of Operations, Highlights, Results of Operations, Liquidity and Capital Resources, Critical Accounting Policies, Recent Accounting Pronouncements, Transactions with Related Parties, Quantitative and Qualitative Disclosures about Market Risk, Other Risk Factors and Forward-Looking Statements. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes contained elsewhere in the Company’s Annual Report.

In MD&A, “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No Vac rug and room deodorizers, Spot Shot aerosol and liquid carpet stain remover and 1001 carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household cleaner brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2005	2004	% Change
Net sales	$263,227	$242,467	9%
Gross profit	$129,394	$125,523	3%
Income from operations	$47,420	$45,449	4%
Net income	$27,798	$25,643	8%
Earnings per common share (diluted)	$1.65	$1.50	10%

HIGHLIGHTS

•	In fiscal year 2005, sales in the Americas increased 6% as compared to the prior fiscal year, combined with sales increases of 18% and 1% in Europe and Asia-Pacific, respectively. Without the 1001 product line, which was acquired in April 2004, sales in Europe in fiscal year 2005 were up 9%.

•	In fiscal year 2005, lubricant sales were up 10%, hand cleaner sales were up 4% and household product sales were up 6%.

•	Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of our sales as well as growth in expenses. Fiscal year 2005 results translated at last fiscal year’s exchange rates would have produced sales of $259.9 million, and net income of $27.4 million. The impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2005 by $3.4 million and net income by $0.4 million.

•	The U.S. household products business showed mixed results in fiscal year 2005. The Company experienced sales declines with Spot Shot and Carpet Fresh. These declines were partially offset by increased sales of X-14 hard surface cleaners and 2000 Flushes. The increase in X-14 hard surface cleaners was due to new product introductions that were not available in the prior fiscal year. The increase in 2000 Flushes was due to the increased sales of the new clip-on product, which was introduced during last fiscal year’s second quarter.

•	We continue to be focused and committed to innovation. In the U.S., new product introductions continued throughout fiscal year 2005. Direct results of this commitment were the launches of X-14 Oxy Citrus, the 3-IN-ONE Pro Dry Lube, Spot Shot Pro, Spot Shot Trigger, the WD-40 Smart Straw and the WD-40 No-Mess Pen. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula, while Spot Shot Trigger is a liquid carpet stain remover with a trigger delivery format. The WD-40 Smart Straw features a permanently attached straw, which allows for precision stream or regular spray action. The WD-40 No-Mess Pen provides innovation through its pen-shaped applicator, which allows for precise application. Fiscal year 2005 also saw the launch of new products into the European and Australian markets. In Australia, the 3-IN-ONE Professional Degreaser, the 3-IN-ONE Pro Quickstart, the Solvol Citrus Bar and the Solvol Citrus Liquid Soap were launched. The Degreaser and Quickstart are marketed into various trade channels including automotive, hardware and industrial, while the Citrus Bar and Liquid Soap are grocery-based products, although they have the potential to gain distribution in additional markets. In Europe, a laminate floor cleaner was added to the 1001 household product line, while the launch of items in the 3-IN-ONE Pro line continued. We are pleased with our recent introductions of innovative products, and we continue to be encouraged by the Company’s accelerated pace of innovation, including potential new products currently in development. We see innovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations.

•	The rising costs of products sold negatively affected gross margins during fiscal year 2005 as compared to the prior fiscal year. We continue to be concerned about rising costs of components and raw materials, particularly aerosol cans and petroleum-based products. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further cost increases. We are also concerned about the possibility of further increases into fiscal year 2006. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. In addition, we have been focused on cost saving initiatives throughout the supply chain.

•	The 1001 line of products in the U.K., acquired during the third quarter of fiscal year 2004, gave us a presence in the carpet and household cleaner market in the U.K that enabled us to introduce the Spot Shot and Carpet Fresh No Vac brands under the 1001 brand name. These products are gaining distribution within the U.K. marketplace and contributed 25% of the total sales from the 1001 line in fiscal year 2005.

•	Selling, general and administrative expenses were up 9% for the fiscal year ended August 31, 2005 versus the prior fiscal year primarily due to sales growth, increased freight costs, along with increased foreign currency exchange rates, increased research and development costs, increased employee-related costs and an expense related to a customer bankruptcy.

•	Investment in advertising and promotional activity was down 17% in fiscal year 2005 compared to fiscal year 2004 due primarily to reduced consumer broadcast spending and print media in the U.S., partially offset by increased TV advertising in Europe. Advertising and sales promotion expenses were 6.8% of net sales in fiscal year 2005. This was reflective of the reduced effectiveness of traditional marketing programs.

•	Weighted average shares outstanding, including the effects of dilution, have decreased to 16.8 million for fiscal year 2005 compared to 17.1 million for fiscal year 2004, due to purchases of treasury stock in accordance with the share buy-back plan during the third and fourth quarters of fiscal year 2004.

RESULTS OF OPERATIONS

Year Ended August 31, 2005 Compared with the Year Ended August 31, 2004

Net Sales

Net Sales by Segment (in thousands)	Fiscal Year Ended August 31,
	2005	2004	$ Change	% Change
Americas	$176,106	$166,142	$9,964	6%
Europe	68,353	57,703	10,650	18%
Asia-Pacific	18,768	18,622	146	1%

Total net sales	$263,227	$242,467	$20,760	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of the Company’s sales. The current fiscal year results translated at last fiscal year’s exchange rates would have produced sales of $259.9 million, thus, the impact of the change in foreign currency exchange rates year over year positively affected fiscal year 2005 sales by $3.4 million, or 1%.

Net Sales by Product Line (in thousands)	Fiscal Year Ended August 31,
	2005	2004	$ Change	% Change
Lubricants	$174,084	$157,911	$16,173	10%
Hand cleaners	6,906	6,643	263	4%
Household products	82,237	77,913	4,324	6%

Total net sales	$263,227	$242,467	$20,760	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001. Sales of 1001 contributed $8.9 million during the fiscal year ended August 31, 2005. The 1001 brand was acquired in April 2004 and contributed $3.2 million to sales in fiscal year 2004.

Gross Profit

Gross profit was $129.4 million, or 49.2% of sales in fiscal year 2005, compared to $125.5 million, or 51.8% of sales in fiscal year 2004. The 2.6% decrease in the gross margin percentage for the fiscal year ended August 31, 2005 versus the prior fiscal year was attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods.

To reduce the impact of these rising costs, the Company implemented a plan to increase prices for some of its products; the majority of such price increases were implemented in the third quarter of this fiscal year. The increase in pricing of certain products worldwide added approximately 0.8% to gross margin percentage in fiscal year 2005 compared to fiscal year 2004.

The price increases are intended to reduce the effect of rising costs on gross margin percentage; however, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin from period to period.

Note that the Company’s gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers, and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for fiscal year 2005 increased to $63.5 million from $58.3 million for the prior fiscal year. The increase in SG&A was attributable to a number of items including: $0.8 million related to increased foreign currency exchange rates; $1.7 million of increased freight due to fuel surcharges, a change in customer purchase patterns which increased the frequency of shipments, but in smaller quantities, and sales growth; $2.0 million of increased employee-related costs which include salaries, profit sharing and other fringe benefits; $0.7 million of increased miscellaneous expenses such as travel, office expenses and amortization and depreciation; $0.6 million of increased research and development costs related to increased new product development activity; $0.3 million of increased expenses primarily due to a preference claim associated with the bankruptcy of a customer; and $0.4 million of increased professional services. Costs incurred for Sarbanes-Oxley compliance have also continued to rise over the high costs incurred during the prior fiscal year in areas such as employee-related costs, miscellaneous expenses and professional services. These increases were partially offset by $1.3 million of decreased sales commissions, insurance costs, investor relations costs and meeting and other expenses.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in fiscal year 2005 were $2.5 million compared to $1.9 million in fiscal year 2004. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 24.1% in fiscal year 2005 and 24.0% in fiscal year 2004.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $17.9 million in fiscal year 2005, down from $21.5 million in fiscal year 2004, and as a percentage of sales, decreased to 6.8% in fiscal year 2005 from 8.9% in the prior fiscal year. The decrease is mainly related to reduced spending for print media and television media in the U.S., partially offset by increased television media spending in Europe. Advertising spending in the U.S. was reduced after the first quarter of the current fiscal year due to declines in consumer response to certain traditional advertising programs. Throughout the remainder of fiscal year 2005, the Company performed testing of new marketing programs and reevaluated the market dynamics and its strategies to determine which programs will be the most effective. In fiscal year 2006, the Company expects to invest more in advertising and sales promotion expenses to support sales growth and new products.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In fiscal year 2005, the total promotional costs recorded as reductions to sales were $18.8 million versus $20.2 million in fiscal year 2004. Therefore, the Company’s total advertising and sales promotion expenses totaled $36.7 million in fiscal year 2005 versus $41.7 million in fiscal year 2004.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $552,000 in fiscal year 2005, compared to $224,000 in fiscal year 2004. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its eight-year life.

Income from Operations

Income from operations was $47.4 million, or 18.0% of sales in fiscal year 2005, compared to $45.4 million, or 18.7% of sales in fiscal year 2004. The decrease in income from operations as a percentage of sales was due to the items discussed above.

Interest Expense, net

Interest expense, net was $5.1 million and $6.4 million for the fiscal years ended August 31, 2005 and 2004, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from two $10 million principal payments, which were made in May 2004 and 2005, respectively. Interest income related to refunds from amended federal tax returns also contributed to the reduction in interest expense, net.

Other Income / Expense, net

Other income, net was $0.6 million in fiscal 2005, compared to other expense, net of $0.2 million in the prior fiscal year, an increase of $0.8 million, which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.15% of taxable income in fiscal 2005, an increase from 34.00% in fiscal year 2004. The increase in tax rate was due to the impact of reduced low income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (ETI) benefits.

Net Income

Net income was $27.8 million, or $1.65 per common share on a fully diluted basis for fiscal year ended August 31, 2005, compared to $25.6 million, or $1.50 per common share for the prior fiscal year. The change in foreign currency exchange rates year over year had a positive impact of $0.4 million on fiscal year 2005 net income.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2005 and 2004.

      Americas

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2005	2004	$ Change	% Change
Americas
Lubricants	$99,259	$86,983	$12,276	14%
Hand cleaners	5,571	5,402	169	3%
Household products	71,276	73,757	(2,481)	(3)%

Sub-total	$176,106	$166,142	$9,964	6%

% of consolidated	67%	69%

The increase in lubricant sales in the Americas in fiscal year 2005 compared to the prior fiscal year relates to the growth in WD-40 sales across the U.S., Canada and Latin America, where sales increased by 17%, 9% and 13%, respectively. Price increases implemented during the fiscal year 2005 third quarter on certain products also contributed to the sales growth. In the U.S., WD-40 sales were up due to improved display and distribution through home centers, the success of the WD-40 Big Blast and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Big Blast was introduced in the second quarter of fiscal 2004, and the WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Latin America was primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. The Latin America region also benefited from a more stable political and economic environment versus previous years. Canadian sales benefited from strong sales in all trade channels, as well as strong promotional execution during the current fiscal year, partially offset by decreased sales as a result of reduced promotional activities by a key customer. The increases in WD-40 sales were partially offset by a 10% decline in 3-IN-ONE sales in the U.S. as compared to the prior fiscal year. This decline was also a result of reduced promotional activities by a key home center customer.

Household product sales in fiscal year 2005 were down by $2.5 million, or 3%, compared to the prior fiscal year due to declines in the U.S. Sales in the U.S. decreased by $2.4 million, or 3%, due to decreased sales of Spot Shot and Carpet Fresh. These declines are the result of several factors, including competitor activity, changes to customer-specific programs, lost or decreased distribution compared to the prior fiscal year and the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined in fiscal year 2005 as compared to the prior fiscal year due to heightened competitive activity and customer sales testing, partially offset by sales from new products, Spot Shot Pro and Spot Shot Trigger, during the current fiscal year fourth quarter. During fiscal year 2005, certain customers continued to perform on-going head-to-head sales testing versus competitor products. Although Spot Shot was successful versus the competitor products and has maintained distribution, this sales testing process caused sales to be lower than the prior fiscal year. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot Trigger. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula. Spot Shot Trigger is a liquid carpet stain remover with a trigger delivery format.

Within the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Sales of Carpet Fresh in the U.S. declined $1.9 million, or 15%, due to lost distribution with a key customer, competitive activity within and around the category and the effects from reallocation of shelf space. In an effort to offset some of these losses, the Company has responded with a more competitive product offer in size and value. New powder fragrance introductions have also helped grow powder sales versus the prior fiscal year. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained market share within the rug and room deodorizer category in the grocery trade channel. In addition, the Company recently expanded distribution through new channels, which resulted in sales growth in the fourth quarter of fiscal year 2005. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for two of its brands. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 3% in fiscal year 2005 compared to the prior fiscal year due to the sales of the 2000 Flushes clip-on product which was introduced during the second quarter of fiscal year 2004.

Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. The clip-on product continues to maintain distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers and competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners increased 31% in fiscal year 2005 versus the prior fiscal year due primarily to the introduction of two new innovative products and the re-launch and repositioning of the X-14 Mildew Stain Remover. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula. Also contributing to the increase in sales was the Company’s repositioning of the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased by $0.2 million, or 3%, in fiscal year 2005, up from $5.4 million in the prior fiscal year. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 88% of the sales came from the U.S., and 12% came from Canada and Latin America in both fiscal year 2005 and 2004.

      Europe

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2005	2004	$ Change	% Change
Europe
Lubricants	$59,427	$54,455	$4,972	9%
Hand cleaners	18	48	(30)	(63)%
Household products	8,908	3,200	5,708	178%

Sub-total	$68,353	$57,703	$10,650	18%

% of consolidated	26%	24%

For the fiscal year ended August 31, 2005, sales in Europe grew to $68.4 million, up $10.6 million, or 18%, over sales in the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of sales. Fiscal year 2005 results translated at last fiscal year’s exchange rates would have produced sales of $66.2 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected the region’s sales for fiscal year 2005 by approximately $2.2 million, or 3%. Sales of the 1001 brand contributed $8.9 million during the fiscal year ended August 31, 2005. The 1001 brand was acquired in April 2004 and contributed $3.2 million to sales in the prior fiscal year.

In the countries where the Company sells through a direct sales force, sales increased 20% in fiscal year 2005 versus last fiscal year. The principal continental European countries where the Company sells through a direct sales force, the U.K., Spain, Italy, France and Germany, together accounted for 71% of the region’s sales in the current fiscal year, up from 70% in the prior fiscal year. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year are as follows: the U.K., 26%; France, 6%; Germany, 18%; Spain, 17%; and Italy, 27%. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the impact of the 1001 acquisition, which contributed $8.9 million to sales for the region in fiscal year 2005 versus $3.2 million in fiscal year 2004. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are doing well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market. For the fiscal year ended August 31, 2005, Carpet Fresh No Vac and Spot Shot contributed 25% to the overall 1001 sales. However, WD-40 sales in the U.K. market were down versus the prior fiscal year primarily due to reduced promotional activity with a key customer. The sales growth in Spain for fiscal year 2005 as compared to the prior fiscal year was largely due to 3-IN-ONE Pro, which was launched during the first quarter of the current fiscal year. In local currency, sales in France were flat. WD-40 sales were down due to a change in the purchasing patterns of a key customer. This decline was offset by the continued launch of 3-IN-ONE Pro during the fiscal year. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to the prior fiscal year. The sales growth in the Germanics market, which includes Germany, the Netherlands, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the further development of direct sales into the Netherlands.

In the countries in which the Company sells through local distributors, sales increased 14% in fiscal year 2005 versus the prior fiscal year. The distributor market increased sales by $2.5 million as a result of growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 29% of the total Europe segment sales in fiscal year 2005 compared to 30% in fiscal year 2004 as a result of the 1001 acquisition in the third quarter of fiscal year 2004, which increased the total sales of the European direct markets. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

      Asia-Pacific

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$15,398	$16,473	$(1,075)	(7)%
Hand cleaners	1,317	1,191	126	11%
Household products	2,053	958	1,095	114%

Sub-total	$18,768	$18,622	$146	1%

% of consolidated	7%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales for fiscal year 2005 were $18.8 million, up $0.1 million, or 1%, compared to last fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year contributed $0.3 million to fiscal year 2005 sales. The fiscal year 2005 results translated at last fiscal year’s exchange rates would have produced sales of $18.4 million in this region. Asia-Pacific sales benefited from the increased market penetration of No Vac rug and room deodorizers, which were launched in Australia and parts of Asia during the third quarter of fiscal year 2004. Also contributing to Asia-Pacific sales was the launch of the Solvol Citrus Bar in Australia during the first quarter of fiscal year 2005. WD-40 sales also increased in Australia; however, these sales increases were largely offset by a decline in WD-40 sales in Asia.

Sales in Asia were down 10% in fiscal year 2005 as compared to fiscal year 2004 due to decreased WD-40 sales resulting from slower sales caused by increased prices in primary markets including China, Taiwan and Malaysia. The decrease in lubricant sales was slightly offset by the growth of No Vac. Distribution of No Vac rug and room deodorizers has grown in several countries with the introduction of local language variants, particularly in Hong Kong and Malaysia through the automotive trade channel.

Sales in Australia were up 27% primarily due to increased sales of No Vac rug and room deodorizers, as distribution and market share continues to grow. No Vac sales represented approximately 26% of total fiscal year 2005 sales in Australia. Sales of lubricants in Australia also increased in fiscal year 2005 as compared to the prior fiscal year. Lubricant sales benefited from promotions with a large home center retailer. Sales of hand cleaners increased over fiscal year 2004 as a result of the launch of the Solvol Citrus Bar during the first quarter of fiscal year 2005.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. In fiscal year 2004, the Company released a uniquely shaped WD-40 can into the market in China and has begun to introduce this style of packaging across all of Asia. Although there have been attempts to counterfeit the uniquely shaped can, this packaging reduces the ability of counterfeiters to imitate the Company’s products.

Year Ended August 31, 2004 Compared with the Year Ended August 31, 2003

Net Sales

Net Sales by Segment (in thousands)	Fiscal Year Ended August 31,
	2004	2003	$ Change	% Change
Americas	$166,142	$178,500	$(12,358)	(7)%
Europe	57,703	45,231	12,472	28%
Asia-Pacific	18,622	14,409	4,213	29%

Total net sales	$242,467	$238,140	$4,327	2%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to fiscal year 2003 contributed to the growth of sales. The fiscal year 2004 results translated at fiscal year 2003 exchange rates would have produced sales of $234.1 million. Therefore, the impact of the change in foreign currency exchange rates year over year positively affected sales by $8.4 million, or 3.6%.

Net Sales by Product Line (in thousands)	Fiscal Year Ended August 31,
	2004	2003	$ Change	% Change
Lubricants	$157,911	$145,037	$12,874	9%
Hand cleaners	6,643	7,538	(895)	(12)%
Household products	77,913	85,565	(7,652)	(9)%

Total net sales	$242,467	$238,140	$4,327	2%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001. The 1001 brand was acquired in April 2004 and contributed $3.2 million to sales in the fiscal year 2004.

Gross Profit

Gross profit was $125.5 million, or 51.8% of sales in fiscal year 2004, compared to $122.2 million, or 51.3% of sales in fiscal year 2003. The 0.5% increase in gross margin percentage was due to the effect of the U.S. price increase and other supply chain savings, offset by increased advertising and promotional discounts, the mix of products sold and increased cost of components, raw materials and finished goods. The increase in pricing of certain products in the U.S. added 1.2% to gross margin percentage in fiscal year 2004 compared to fiscal year 2003. The overall impact of advertising and promotional discounts on the gross margin percentage, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’stores, co-operative advertising and other promotional activity, was 3.7% in fiscal 2004 compared to 3.6% in fiscal year 2003. Therefore, the increase in advertising and promotional discounts had a negative effect of 0.1% on the gross profit margin percentage. Net changes in product mix and other supply chain costs resulted in a 0.6% decrease in gross margin percentage. The timing of certain promotional activities and shifts in product mix may continue to cause significant fluctuations in gross margin from period to period. Although the Company experienced savings of certain supply chain costs in the first half of fiscal year 2004, our product costs were adversely affected by the increased cost of components, raw materials and finished goods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for fiscal year 2004 increased to $58.3 million from $54.1 million for fiscal year 2003. The increase in SG&A was attributable to a number of items including: $2.1 million increase related to changes in exchange rates; $1.0 million increase in professional fees, primarily due to additional legal and accounting related to regulatory compliance; $0.2 million related to increased insurance costs; $0.3 million related to expenses associated with the 50th anniversary of the Company; $1.0 million net increase in employee costs, including salary increases and additional staffing in Europe compared to fiscal year 2003; $0.9 million increase in freight costs; $0.3 million increase in investor relations activities; and $0.3 million increase in other items including office overhead expenses; offset by a $1.7 million decrease in bonus costs and a $0.2 million decrease in commissions associated with the decline in sales to the grocery trade channel. As a percentage of sales, SG&A increased to 24.0% in fiscal year 2004 as compared to 22.7% in fiscal year 2003, primarily attributable to those items listed above.

During fiscal year 2004, the Company increased focus and commitment to innovation. However, research and development expenses decreased from $2.4 million in fiscal year 2003 to $1.9 million in fiscal year 2004 as a result of certain events occurring in the last quarter of fiscal year 2004. In light of high customer demand, as well as the Company’s own confidence in two new products, further planned research was bypassed, resulting in the early launch of these products. Research and developments costs were also down due to decisions made in the fourth quarter of fiscal year 2004 to terminate the development of certain ideas late in their cycle and to replace them with projects in an earlier, less costly, development stage. These events reflect the normal cycles of product research and development.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $21.5 million in fiscal year 2004, up from $17.4 million in fiscal year 2003 and, as a percentage of sales, increased to 8.9% in fiscal year 2004, from 7.3% in fiscal year 2003. The increase is mainly related to additional television advertising with increased product demos, coupon space and print media. As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses.

Loss on Write Off of Non-compete Agreement

The $0.9 million loss on the write off of a non-compete agreement in fiscal year 2003 related to an agreement with a former independent sales representative. Due to the death of the party to the agreement in the second quarter of fiscal year 2003, the business to which the agreement related was not likely to continue. Accordingly, the remaining $0.9 million book value of this asset was determined to be impaired and was written off during the second quarter of fiscal year 2003.

Amortization Expense

Amortization expense was $224,000 in fiscal year 2004 compared to $71,000 in fiscal year 2003. The fiscal year 2004 expense related to five months of amortization of a definite-lived intangible asset over its eight-year life. The asset relates to non-contractual customer relationships acquired in the 1001 acquisition, which was completed in April 2004. The fiscal year 2003 expense related to the amortization of the non-compete agreement prior to being written off, as mentioned above.

Income from Operations

Income from operations was $45.4 million, or 18.7% of sales in fiscal year 2004, compared to $49.8 million, or 20.9% of sales in fiscal year 2003. The decrease in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $6.4 million and $6.7 million for the fiscal years ended August 31, 2004 and 2003, respectively. The change in interest expense, net was due to increased interest income as a result of the increase in the Company’s average cash balance during fiscal year 2004 and to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2004.

Other Expense / Income, net

Other expense, net was $0.2 million in fiscal year 2004, compared to other income, net of $0.4 million in fiscal year 2003, due to the effects of foreign currency exchange losses in fiscal year 2004, compared to gains in fiscal year 2003, due to transaction gains/losses in our European business.

Provision for Income Taxes

The provision for income taxes was 34.0% of taxable income for the fiscal years ended August 31, 2004 and 2003.

Net Income

Net income was $25.6 million, or $1.50 per share on a fully diluted basis for the fiscal year ended August 31, 2004, compared to $28.6 million, or $1.71 per share for fiscal year ended August 31, 2003. Fiscal year 2004 results translated at fiscal year 2003 exchange rates would have produced net income of $24.5 million, thus, the change in foreign currency exchange rates year over year positively affected results by $1.1 million, or 4.5%.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2004 and 2003.

      Americas

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2004	2003	$ Change	% Change
Americas
Lubricants	$86,983	$87,091	$(108)	(0)%
Hand cleaners	5,402	5,972	(570)	(10)%
Household products	73,757	85,437	(11,680)	(14)%

Sub-total	$166,142	$178,500	$(12,358)	(7)%

% of consolidated	69%	75%

In the Americas region, sales for fiscal year 2004 were down overall by 7% versus fiscal year 2003. Lubricant sales were slightly down; hand cleaner sales decreased $0.6 million, or 10%; and household products decreased $11.7 million, or 14%.

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

The sales of lubricants were essentially flat in fiscal year 2004 compared to fiscal year 2003 due to reduced promotional activity by several large customers, which was related to the price increase instituted by the Company in the first quarter of fiscal year 2004. The impact of the price increase on promotional activity subsided during the second half of fiscal year 2004.

Household product sales in fiscal year 2004 were down compared to fiscal year 2003 due to declines in the U.S., partially offset by growth in Canada. Sales in the U.S. decreased by $12.8 million, or 15.6%, with growth in Canada of $1.1 million, or 30.5%. The decrease in the U.S. was due to decreased sales of all brands for several reasons. These reasons included a variety of competitive factors within and among their product categories, including increased advertising and promotional discounts for automatic toilet bowl cleaners and reduced promotional activity by our customers compared to fiscal year 2003.

Carpet Fresh and X-14 experienced declining sales in fiscal year 2004 compared to fiscal year 2003 due to a variety of competitive factors. Although sales of the Carpet Fresh brand declined due to losses in distribution, the brand increased dollar share of the grocery segment. Competitive product introductions affected the sales and market share of X-14. The Company repositioned the X-14 product, highlighting a proven claim that X-14 produces more effective results compared to the leading products in the category. The 2000 Flushes/X-14 automatic toilet bowl cleaners were down in fiscal year 2004 compared to fiscal year 2003 due to intensified new product introductions from competitors into the manual bowl-cleaning segment. Fees paid to secure new distribution, which are recorded as offsets to sales, were associated with the launch of the new 2000 Flushes clip-on products. Spot Shot sales in the U.S. were down, as the fiscal year 2003 third quarter included a customer promotion that was not repeated in fiscal year 2004, as well as increased advertising and promotional activity, and new product introductions by competitors within the category.

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

Growth in sales of household products in Canada during fiscal year 2004 was due to increased promotional activity for Spot Shot, the impact of translation to U.S. dollars and new distribution in the year of 2000 Flushes in the grocery trade channel.

Sales of heavy-duty hand cleaners for the Americas decreased to $5.4 million in fiscal year 2004, down from $6.0 million in fiscal year 2003. Distribution of hand cleaners suffered minor losses in several classes of trade compared to fiscal year 2003. These classes included grocery, hardware and mass merchant.

For this region, 88% of the sales in fiscal year 2004 came from the U.S., and 12% came from Canada and Latin America, compared to the distribution in fiscal year 2003, when 90% of sales came from the U.S., and 10% came from Canada and Latin America. The change was reflective of the decline of the U.S. household products sales compared to fiscal year 2003.

      Europe

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2004	2003	$ Change	% Change
Europe
Lubricants	$54,455	$44,830	$9,625	21%
Hand cleaners	48	372	(324)	(87)%
Household products	3,200	29	3,171	10,934%

Sub-total	$57,703	$45,231	$12,472	28%

% of consolidated	24%	19%

European sales for the fiscal year ended August 31, 2004 were $57.7 million, up $12.5 million or 28%, over sales in fiscal year 2003. Changes in foreign currency exchange rates compared to fiscal year 2003 contributed to the growth of sales. Fiscal year 2004 results translated at fiscal year 2003 exchange rates would have produced sales of $51.3 million in this region. Therefore, the change in foreign currency exchange rates year over year positively affected sales for fiscal year 2004 in this region by $6.4 million, or 12%. Sales of the 1001 brand contributed $3.2 million to the U.K. region during fiscal year 2004. Increases in sales in U.S. dollars across the various parts of the region over fiscal year 2003 were as follows: the U.K., 53%; France, 11%; Germany, 32%; Spain, 20%; Italy, 13%; and in the countries in which the Company sells through local distributors, 15%. The principal continental European countries where the Company sells through a direct sales force, the U.K., Spain, Italy, France and Germany, together accounted for 70% of the region’s sales for fiscal year 2004, compared to 67% in fiscal year 2003. In the long term, the direct sales markets are expected to continue to be important contributors to the region’s growth.

The distributor market results reflected solid growth in the eastern European markets in fiscal year 2004. These markets continued to experience growth in distribution and usage resulting from increased market penetration and consumer awareness. All of our direct markets, with the exception of France and Italy, showed growth in fiscal year 2004. In France, fiscal year 2004 sales were flat in local currency due to declining automotive shelf space at key grocery retailers. In Italy, fiscal year 2004 sales were down in local currency due to the transition of staff in the sales team during the second quarter of fiscal year 2004. The U.K. market benefited from improved relationships with key customers, the result of the past reorganization of the sales team. In the first quarter of fiscal year 2004, the Company established the legal grounds to go direct in the Netherlands, where sales were formerly carried through a local distributor. Direct sales to the Netherlands began in the second quarter of fiscal year 2004. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products performed well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No Vac formula is one of the first of that type in the U.K. market.

      Asia-Pacific

Net Sales (in thousands)	Fiscal Year Ended August 31,
	2004	2003	$ Change	% Change
Asia-Pacific
Lubricants	$16,473	$13,115	$3,358	26%
Hand cleaners	1,191	1,193	(2)	(0)%
Household products	958	101	857	849%

Sub-total	$18,622	$14,409	$4,213	29%

% of consolidated	8%	6%

In the Asia-Pacific region, which includes sales in Australia and across Asia, total sales for fiscal year 2004 were $18.6 million, up $4.2 million, or 29%, compared to fiscal year 2003. Changes in foreign currency exchange rates compared to fiscal year 2003 contributed to the growth of sales. The fiscal year 2004 results translated at fiscal year 2003 exchange rates would have produced sales of $17.7 million in this region. Therefore, the change in foreign currency exchange rates year over year positively affected sales for the fiscal year ended August 31, 2004 in this region by $0.9 million, or 5%. Australian lubricant sales increased in fiscal year 2004 compared to fiscal year 2003 due to the success of 50th anniversary promotional programs and advertising. In Asia, sales in the region increased slightly in fiscal year 2004 over fiscal year 2003, as declines experienced in the first quarter were made up in the second, third and fourth quarters. New distributors in Malaysia, Thailand, Taiwan and Singapore have been successfully transitioned. The launch of No Vac rug and room deodorizers in Australia and parts of Asia also contributed to growth in sales, as this product continues to build distribution.

To combat counterfeit products, the Company released a newly shaped WD-40 can into the market in China in the first quarter of fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2005, the Company has a $75 million, 7.28% fixed-rate term loan, along with a $10 million revolving line of credit. The $75 million loan matures in 2011, with the first principal payment of $10.7 million having been made after the close of the fiscal year on October 18, 2005, and subsequent payments in similar amounts due each October 18th for six years thereafter. In May 2005, the Company made a second and final $10 million payment on the remaining balance of an original $20 million, 6.29% fixed-rate term loan. The first installment of $10 million was paid in May 2004. The $10 million revolving line of credit had no outstanding balance as of August 31, 2005 and matured in October 2005. In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company did not renew the line of credit.

Under the remaining fixed-rate term loan, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions and make certain loan advances and investments.

The events of default under the credit facility, including the remaining fixed-rate term loan and the $10 million variable rate revolving line of credit, include the following:

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

The Company’s cash balance has not been used to prepay the term loan due to certain prepayment penalties under the loan agreements.

The Company’s primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

For the fiscal year ended August 31, 2005, cash and cash equivalents increased by $7.7 million, from $29.4 million at the end of fiscal year 2004 to $37.1 million at August 31, 2005. Operating cash flow of $31.6 million was offset by cash used in investing activities of $2.9 million and cash used in financing activities of $21.1 million.

Current assets increased by $17.0 million to $101.2 million at August 31, 2005, up from $84.2 million at August 31, 2004. Accounts receivable increased to $44.5 million, up $3.8 million from $40.6 million at August 31, 2004, as a result of increased sales in the fourth quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004. Inventory increased to $8.0 million, up by $1.7 million from $6.3 million at August 31, 2004, due to inventory-in-transit, increased costs of inventory, the purchase of selected inventory from packagers in the fourth quarter and inventory acquired to support new product introductions and promotions. Product held at contract packagers decreased to $1.8 million, down from $2.0 million at August 31, 2004 due to the timing of shipments of product versus payments received. Other current assets increased to $6.8 million from $3.0 million at August 31, 2005 due to taxes receivable resulting from tax refunds primarily in the U.S. The U.S. tax refunds resulted from amending Federal tax returns to accelerate the use of the Company’s net operating loss (NOL) acquired with the purchase of HPD Holdings in 2001. As a result, the deferred tax asset associated with the NOL has been classified as taxes receivable at August 31, 2005.

Current liabilities increased by $4.2 million to $46.7 million at August 31, 2005 from $42.5 million at August 31, 2004. The current portion of long term debt increased by $0.7 million due to a $10.7 million principal payment becoming due in October of 2005 related to the Company’s $75 million term loan, offset by a $10 million repayment of debt in May 2005. Accounts payable and accrued liabilities increased by $3.7 million due to increased sales in the fourth quarter of fiscal year 2005 versus the fourth quarter of fiscal year 2004, increased advertising accruals, the timing of payments and an accrual related to a preference claim associated with the bankruptcy of a customer. Income taxes payable decreased by $0.1 million due to the timing of tax payments.

At August 31, 2005, working capital increased to $54.5 million, up $12.8 million from $41.7 million at the end of fiscal year 2004. The current ratio at August 31, 2005 was 2.2, up from 2.0 at August 31, 2004.

Net cash provided by operating activities for the fiscal year ended August 31, 2005 was $31.6 million. This amount consisted of $27.8 million from net income with an additional $6.7 million of adjustments for non-cash items, including depreciation and amortization, deferred income tax expense, tax benefits from exercises of stock options, equity earnings from VML Company L.L.C. (VML) in excess of distributions received, stock-based compensation and gains on sales of equipment, offset by $2.9 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for fiscal year 2005 was $2.9 million. Capital expenditures of $3.1 million were primarily in the area of machinery and equipment for new product manufacturing, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2006, the Company expects to spend approximately $4.4 million for new capital assets, largely driven by new product development.

For fiscal year 2005, net cash used in financing activities included $14.0 million of dividend payments and a $10.0 million repayment of debt, partially offset by $2.9 million in proceeds from the exercise of common stock options.

Management believes the Company has access to sufficient capital through the combination of available cash balances and internally generated funds. Management considers various factors when reviewing liquidity needs and plans for available cash on hand including: future debt principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis), alternative investment opportunities, loan covenants and any other relevant considerations currently facing the business.

On October 6, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on October 28, 2005 to shareholders of record on October 17, 2005. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of August 31, 2005:

Contractual Obligations:	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$75,000,000	$10,714,000	$21,428,000	$21,428,000	$21,430,000
Operating leases	2,427,000	1,081,000	992,000	309,000	45,000
Capital leases	187,000	106,000	68,000	13,000	—
Interest payments on fixed rate obligations	17,745,000	4,875,000	7,410,000	4,290,000	1,170,000

Total contractual cash obligations	$95,359,000	$16,776,000	$29,898,000	$26,040,000	$22,645,000

The following summarizes other commercial commitments as of August 31, 2005:

•	The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on sales forecasts provided to the contract manufacturers, ranging from two to five months.

•	As of August 31, 2005, the Company has also committed to purchase finished goods and raw materials outside of its normal contract manufacturing relationships of $3.1 million in fiscal year 2006; $0.8 million in fiscal year 2007; and $0.6 million in fiscal year 2008.

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

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risk of loss and title pass. Management must make judgments and certain assumptions in the determination of when delivery occurs. Through an analysis of end of period shipments, the Company determines an average time of transit that is used to estimate the time of delivery. Differences in judgments or estimates, such as the lengthening or shortening of the estimated delivery time used, could result in material differences in the timing of revenue recognition. Sales are recorded net of allowances for damaged goods returns, trade promotions, coupons and cash discounts.

Accounting for Sales Incentives

The Company records sales incentives as a reduction of sales in its income statement. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailers’ stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The Company tracks sales incentives and accrues for the estimated incurred but unpaid portion of trade-promotion events. The determination of sales incentive liabilities requires the Company to use judgment for estimates that include current and past trade-promotion spending patterns, status of trade-promotional activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the estimated rate. If the Company’s accrual estimates for sales incentives at August 31, 2005 were to differ by 10%, the impact on net sales would be approximately $0.8 million.

Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates and assumptions relating to the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company’s tax contingency accruals are reflected as a component of income taxes payable.

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with APB Opinion No. 23, “Accounting for Income Taxes, Special Areas.” The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination on a periodic basis. Change to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Valuation of Long-lived Assets, Intangible Assets and Goodwill

The Company assesses the potential impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is tested at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year unless there are indicators during an interim period that assets may have become impaired. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment such as forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention and the selection of an appropriate discount rate. For goodwill, impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. For intangible assets, impairment occurs when the carrying value of an asset exceeds its fair value. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

Events and circumstances that we consider important which could trigger impairment include the following:

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

When there is indication that the carrying value of intangibles or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss would be recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss would be recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

During the second quarter of fiscal year 2005, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on future discounted cash flows compared to related book values. Based on this review, the Company determined that there were no instances of impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance on the implementation of SFAS No. 123R for public companies. The Company will adopt SFAS No. 123R using the modified prospective model under which the Company currently expects to record a reduction to net income ranging from $1.0 million to $1.3 million, or $0.06 to $0.08 per share in fiscal year 2006, based on 16.8 million weighted average common shares outstanding at August 31, 2005. The Company will continue to use the Black-Scholes option pricing model to determine the fair value of awards. The Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements. The Company expects to conclude its analysis by the second quarter of fiscal year 2006. As a result, the range of income tax effects of any such potential repatriation cannot currently be reasonably estimated.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.4 million, $0.5 million and $0.8 million for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of August 31, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $38.4 million, $36.6 million and $42.0 million during the fiscal years ended August 31, 2005, 2004 and 2003, respectively. The Company had product payables to VML of $1.9 million at August 31, 2005 and August 31, 2004. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2005, 2004 and 2003.

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

Interest Rate Risk

As of August 31, 2005, the Company has a $75 million, 7.28% fixed-rate term loan, along with a $10 million revolving line of credit. Only the $10 million revolving line of credit is subject to interest rate fluctuations, with a variable interest rate based on the LIBOR rate plus 1.75%. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit. The Company’s interest rate risk on the outstanding line of credit balance is based upon the fluctuation in the LIBOR rate. As of August 31, 2005, there was no balance outstanding under the revolving line of credit.

Currently, the Company is not exposed to interest rate risk as the line of credit matured in October 2005, and the Company did not renew the line of credit.

OTHER RISK FACTORS

Component Supply Risk

The Company depends upon its suppliers for the supply of the primary components for its WD-40 brand and other products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum-based products, from which WD-40 and 3-IN-ONE are manufactured, have had significant price volatility in the past, and may in the future. Rising oil prices also impact the Company’s cost of transporting its products. Historically, the Company has generally found alternate sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuations resulting from changes in tariffs on steel as well as general supply and demand economics; therefore any significant increase or decrease in steel tariffs and/or the supply and demand of steel could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is more significant price volatility or higher component costs generally, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices without affecting demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Reliance on Supply Chain

The Company relies on third party contract manufacturers for the production of its finished goods. The Company does not have direct control over the management or business of the primary contract manufacturers utilized in the manufacturing of the Company’s products, except indirectly through terms as negotiated in contracts with those manufacturers. Should the terms of doing business with the Company’s primary contract manufacturers change, the Company’s cost structure may be impacted, which could have a direct impact on the Company’s profit margins.

The Company’s contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, Spot Shot, X-14 and 1001 products. Additionally, the Company relies on single manufacturers for the production of 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, Carpet Fresh powder and its Lava bar soap. The loss of any of these suppliers or manufacturers could disrupt or interrupt the production of the Company’s products. Although the Company has an emergency recovery plan to help mitigate the potential loss of suppliers or manufacturers, the inability to replace lost suppliers or manufacturers in a reasonable amount of time could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Competition

The market for the Company’s products is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices; however, the Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, and its multiple channel distribution as its primary competitive strategies.

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

As the Company’s sales extend to various countries around the globe, financial results in affected areas are exposed to a higher degree of risk. Examples of regions currently exposed to such types of risk include Latin America, the Middle East and parts of Asia. There can be no assurance that the Company will be able to successfully mitigate against current and future risk associated with political and economic uncertainties, or that the risks faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows. As sales grow within various regions around the world, the Company’s exposure to this risk will increase.

Business Risks

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers (Wal-Mart and affiliates) accounted for approximately 13% of the Company’s net sales in fiscal year 2005. The Spot Shot brand is presently sold to two major U.S. customers. Each customer accounted for approximately 20% and 17% of total fiscal year 2005 Spot Shot net sales, respectively. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s business and its financial results.

Large customers also seek price reductions, added support or promotional concessions, which may negatively impact the Company’s ability to maintain existing profit margins.

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

The Company also faces the risk of diminishing product categories or shifts within these categories. Currently, the Company faces challenges related to its household products brands. Household products have short differentiated life cycles and often need continuous innovation to address consumers’ changing needs and tastes. As a result of the dynamic nature of these product categories, the ability to understand consumer preferences and innovate is key to the Company’s ongoing success. In the event that the Company is unable to meet consumer preferences through innovation, its brands and product offerings may be at risk of impairment.

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	The introduction of new products and line extensions by the Company or its competitors;

•	The Company’s ability to control its internal costs and the cost of raw materials;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	Changes in product pricing policies by the Company or its competitors;

•	Changes of accounting policies;

•	The ability of the Company to achieve business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;

•	The ability to maintain key customer relationships;

•	The ability of major customers and other creditors to meet their obligations as they come due;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	Substantial costs associated with regulatory compliance;

•	The ability of the Company to attract and retain qualified personnel; and

•	Expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections.

Regulatory Risks

The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company’s operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

A focus on environmental regulations relating to Volatile Organic Compounds (VOCs) resulted in a change in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO2 was chosen as the aerosol propellant in 1996. As a result of this change, the cost of manufacturing WD-40 was increased and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company’s profitability.

In California, VOCs are regulated by the California Air Resources Board (CARB). CARB regulations required a reformulation of the Company’s multi-purpose lubricants. The Company successfully reformulated its multipurpose lubricants to be in full compliance with CARB regulations. The reformulation has resulted in increased product costs.

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

Generally, the manufacturing, packaging, storage, distribution and labeling of the Company’s products and the Company’s business operations all must comply with extensive federal, state, and foreign laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

Acquisition Risk

Since 2001, the Company has acquired the household product brands: Spot Shot, 2000 Flushes, X-14, Carpet Fresh and 1001. The Company believes that its recent acquisitions provide opportunities for growth for all of the Company’s brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s financial results.

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

Debt Financing Risk

The Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly dividends. The past acquisitions have been funded to a large extent by debt. In order to service the debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company is required by covenants within the loan agreements to maintain certain financial ratios and compliance with other financial terms. The Company believes that the increased income from operations derived from the acquired businesses will fully cover the debt service requirements.

In fiscal years 2001 and 2002, the Company announced reductions to its regular quarterly dividend from $0.32 to $0.27 per share in April 2001 and from $0.27 to $0.20 per share in July 2002 (reducing the annual dividend since April 2001 from $1.28 to $0.80) in order to make more of its cash flow available for debt service requirements. In April 2005, the Company announced an increase to its regular quarterly dividend from $0.20 to $0.22 per share (increasing the annual dividend from $0.80 to $0.88). However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing through the issuance of more debt or the sale of equity securities, or the Company might be required to reduce dividends. An increase in the Company’s debt service obligations could result in lower earnings if anticipated gross and net margins are not maintained.

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

The Company frequently defends its brands from counterfeits across Asia through legal and enforcement actions. In addition, the Company has introduced uniquely shaped packaging that the Company believes will reduce the ability of counterfeiters to imitate the Company’s products.

Volatility in the Insurance Market

The Company re-evaluates its insurance coverage annually. From time to time, insurance contracts may be much more expensive, less protective or even unavailable. In such a case the Company may decide to increase levels of self-insurance, thereby undertaking additional risk.

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

Natural Disasters

The occurrence of natural disasters or adverse weather events may result in the loss of customers, short-term losses in distribution, supply chain disruptions and increased costs of raw materials. Therefore, the occurrence of natural disasters or adverse weather events could have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for heavy-duty hand cleaners and household products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of 3-IN-ONE Professional on the growth of the 3-IN-ONE brand, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions and legal proceedings.

Readers also should be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders or readers should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Further, the Company has a policy against confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

ITEM 8 - Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2005 and 2004 and for each of the three years in the period ended August 31, 2005, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages i through xxviii.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ended August 31, 2005. Amounts are presented in thousands, except for earnings per share data.

QUARTER ENDED:	NET SALES	GROSS PROFIT	NET INCOME	DILUTED EARNINGS PER SHARE
November 30, 2003	$52,540	$27,934	$4,390	$0.26
February 29, 2004	58,481	30,329	6,243	0.36
May 31, 2004	59,742	30,864	6,072	0.35
August 31, 2004	71,704	36,396	8,938	0.53

	$242,467	$125,523	$25,643	$1.50

November 30, 2004	$60,688	$30,569	$5,635	$0.34
February 28, 2005	61,076	29,647	5,278	0.31
May 31, 2005	65,149	31,252	6,362	0.38
August 31, 2005	76,314	37,926	10,523	0.63

	$263,227	$129,394	$27,798	$1.65

ITEM 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2005, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of August 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2005, as stated in their report included in this Annual Report on Form 10-K on pages i and ii.

Changes in Internal Control over Financial Reporting

For the year ended August 31, 2005, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B – Other Information

Not applicable.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Certain information required by this item is set forth under the captions “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Compensation Committee Interlocks and Insider Participation,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2005 Annual Meeting of Stockholders, December 13, 2005 (the Proxy Statement), which information is incorporated by reference herein.

The registrant has a financial reporting code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics applicable to such persons may be found on the Registrant’s internet website on the Officers & Directors link from the Investor Relations page at www.wd40.com.

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

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Equity compensation plans approved by security holders	1,381,896	$26.27	1,554,727[1]
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,381,896	$26.27	1,554,727

[1]	Includes 24,488 shares available pursuant to the Company’s Non-Employee Director Restricted Stock Plan.

Non-Employee Director Restricted Stock Plan

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s shareholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the current director compensation policy, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $27,000 according to an election to be made by the director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her entire annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000 or $27,000. The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

ITEM 13 - Certain Relationships and Related Transactions

Not Applicable.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Independent Accountants.”

PART IV

ITEM 15 – Exhibits and Financial Statement Schedule

Page
(a)	Documents filed as part of this report

(1)	Report of Independent Registered Public Accounting Firm	i
	Consolidated Balance Sheets at August 31, 2005 and 2004	iii
	Consolidated Statements of Income for Years Ended August 31, 2005, 2004 and 2003	iv
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended August 31, 2005, 2004 and 2003	v
	Consolidated Statements of Cash Flows for Years Ended August 31, 2005, 2004 and 2003	vi
	Notes to Consolidated Financial Statements	vii

(2)	Financial Statement Schedule for Fiscal 2005, 2004 and 2003
	Schedule II - Consolidated Valuation and Qualifying Accounts and Reserves	xxviii

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(l) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 15(b)).

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
Date 11/7/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT
JAY REMBOLT
Vice President of Finance, Controller
(Principal Accounting Officer)
Date 11/7/05

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 11/7/05

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 11/3/05

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 11/3/05

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date 11/3/05

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 11/3/05

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 11/3/05

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 11/3/05

/s/ GARY L. LUICK
GARY L. LUICK, Director
Date 11/3/05

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 11/3/05

/s/ GERALD C. SCHLEIF
GERALD C. SCHLEIF, Director
Date 11/3/05

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 11/3/05

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

We have completed an integrated audit of WD-40 Company’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

i

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Diego, CA

November 8, 2005

WD-40 Company

Consolidated Balance Sheets

August 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$37,120,000	$29,433,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,506,000 and $1,440,000	44,487,000	40,643,000
Product held at contract packagers	1,814,000	1,975,000
Inventories	8,041,000	6,322,000
Current deferred tax assets, net	2,946,000	2,830,000
Other current assets	6,784,000	3,026,000

Total current assets	101,192,000	84,229,000

Property, plant and equipment, net	8,355,000	7,081,000
Goodwill	95,858,000	95,832,000
Other intangibles, net	42,884,000	43,428,000
Investment in related party	1,112,000	932,000
Other assets	4,852,000	5,273,000

	$254,253,000	$236,775,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,000,000
Accounts payable	13,671,000	11,910,000
Accounts payable to related party	1,945,000	1,926,000
Accrued liabilities	14,058,000	12,151,000
Accrued payroll and related expenses	3,828,000	3,935,000
Income taxes payable	2,484,000	2,613,000

Total current liabilities	46,700,000	42,535,000

Long-term debt	64,286,000	75,000,000
Deferred employee benefits and other long-term liabilities	1,838,000	1,969,000
Long-term deferred tax liabilities, net	11,363,000	4,853,000

Total liabilities	124,187,000	124,357,000

Commitments and contingencies (Notes 7, 8, 9 and 14)
Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized - 17,222,410 and 17,089,015 shares issued	17,000	17,000
Paid-in capital	52,990,000	49,616,000
Unearned stock-based compensation	(136,000)	—
Retained earnings	89,983,000	76,152,000
Accumulated other comprehensive income	2,238,000	1,659,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	130,066,000	112,418,000

	$254,253,000	$236,775,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Income

For the Years Ended August 31, 2005, 2004 and 2003

	2005	2004	2003
Net sales	$263,227,000	$242,467,000	$238,140,000
Cost of products sold (including cost of products acquired from related party of $38,384,000, $36,615,000 and $42,041,000 for fiscal years 2005, 2004 and 2003, respectively)	133,833,000	116,944,000	115,928,000

Gross profit	129,394,000	125,523,000	122,212,000

Operating expenses:
Selling, general and administrative	63,529,000	58,311,000	54,061,000
Advertising and sales promotion	17,893,000	21,539,000	17,449,000
Loss on write off of non-compete agreement	—	—	879,000
Amortization of intangible assets	552,000	224,000	71,000

	81,974,000	80,074,000	72,460,000

Income from operations	47,420,000	45,449,000	49,752,000

Other income (expense):
Interest expense, net of interest income of $1,034,000, $484,000 and $215,000 in fiscal years 2005, 2004 and 2003, respectively	(5,133,000)	(6,387,000)	(6,740,000)
Other income (expense), net	578,000	(209,000)	383,000

Income before income taxes	42,865,000	38,853,000	43,395,000

Provision for income taxes	15,067,000	13,210,000	14,754,000

Net income	$27,798,000	$25,643,000	$28,641,000

Earnings per common share:
Basic	$1.67	$1.52	$1.73

Diluted	$1.65	$1.50	$1.71

Weighted average common shares outstanding, basic	16,629,057	16,905,587	16,581,247

Weighted average common shares outstanding, diluted	16,807,399	17,118,829	16,758,775

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Years Ended August 31, 2005, 2004 and 2003

	Common Stock		Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount					Shares	Amount
Balance at August 31, 2002	16,450,604	$16,000	$34,400,000	$—	$48,699,000	$63,000	—	$—	$83,178,000

Issuance of common stock upon exercise of options	272,638	1,000	5,681,000						5,682,000
Tax benefit from exercise of stock options			417,000						417,000
Issuance of restricted common stock	5,329		109,000						109,000
Cash dividends ($0.80 per share)					(13,272,000)				(13,272,000)
Equity adjustment from foreign currency translation, net of tax ($231,000)						449,000			449,000	$449,000
Net income					28,641,000				28,641,000	28,641,000

Balance at August 31, 2003	16,728,571	17,000	40,607,000	—	64,068,000	512,000	—	—	105,204,000	$29,090,000

Issuance of common stock upon exercise of options	357,240		7,914,000						7,914,000
Tax benefit from exercise of stock options			965,000						965,000
Issuance of restricted common stock	3,204		110,000						110,000
Stock-based compensation for options issued to directors			20,000						20,000
Cash dividends ($0.80 per share)					(13,559,000)				(13,559,000)
Acquisition of treasury stock							534,698	(15,026,000)	(15,026,000)
Equity adjustment from foreign currency translation, net of tax ($578,000)						1,147,000			1,147,000	$1,147,000
Net income					25,643,000				25,643,000	25,643,000

Balance at August 31, 2004	17,089,015	17,000	49,616,000	—	76,152,000	1,659,000	534,698	(15,026,000)	112,418,000	$26,790,000

Issuance of common stock upon exercise of options	128,567		2,839,000						2,839,000
Tax benefit from exercise of stock options			377,000						377,000
Issuance of restricted common stock	4,828		158,000	(158,000)					—
Amortization of unearned stock-based compensation				22,000					22,000
Cash dividends ($0.84 per share)					(13,967,000)				(13,967,000)
Equity adjustment from foreign currency translation, net of tax ($16,000)						579,000			579,000	$579,000
Net income					27,798,000				27,798,000	27,798,000

Balance at August 31, 2005	17,222,410	$17,000	$52,990,000	$(136,000)	$89,983,000	$2,238,000	534,698	$(15,026,000)	$130,066,000	$28,377,000

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$27,798,000	$25,643,000	$28,641,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,007,000	2,369,000	1,827,000
Loss on write off of non-compete agreement	—	—	879,000
(Gains) losses on sales and disposals of property and equipment	(24,000)	(49,000)	34,000
Deferred income tax expense	3,474,000	4,504,000	4,787,000
Tax benefit from exercise of stock options	377,000	965,000	417,000
Equity earnings from related party in excess of distributions received	(180,000)	(281,000)	(99,000)
Stock-based compensation	22,000	130,000	109,000
Changes in assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivable	(3,635,000)	3,153,000	2,353,000
Product held at contract packagers	161,000	(271,000)	431,000
Inventories	(1,655,000)	(1,306,000)	1,533,000
Other assets	(970,000)	(479,000)	(499,000)
Accounts payable and accrued expenses	3,262,000	74,000	(1,783,000)
Accounts payable to related party	14,000	(2,758,000)	(17,000)
Income taxes payable	(125,000)	(321,000)	1,262,000
Deferred employee benefits and other long-term liabilities	38,000	118,000	71,000

Net cash provided by operating activities	31,564,000	31,491,000	39,946,000

Cash flows from investing activities:
Acquisition of a business	—	(11,555,000)	(48,000)
Capital expenditures	(3,101,000)	(2,358,000)	(2,058,000)
Proceeds from sales of property and equipment	162,000	169,000	175,000
Proceeds from collections on notes receivable	50,000	100,000	618,000

Net cash used in investing activities	(2,889,000)	(13,644,000)	(1,313,000)

Cash flows from financing activities:
Payments on line of credit, net	—	—	(299,000)
Repayments of long-term debt	(10,000,000)	(10,000,000)	—
Proceeds from issuance of common stock	2,839,000	7,914,000	5,681,000
Treasury stock purchases	—	(15,026,000)	—
Dividends paid	(13,967,000)	(13,559,000)	(13,272,000)

Net cash used in financing activities	(21,128,000)	(30,671,000)	(7,890,000)

Effect of exchange rate changes on cash and cash equivalents	140,000	286,000	137,000

Increase (decrease) in cash and cash equivalents	7,687,000	(12,538,000)	30,880,000

Cash and cash equivalents at beginning of year	29,433,000	41,971,000	11,091,000

Cash and cash equivalents at end of year	$37,120,000	$29,433,000	$41,971,000

Supplemental disclosure of cash flow information:
Cash paid for interest and fees	$5,993,000	$6,621,000	$6,934,000
Cash paid for income taxes, net of tax refunds received	$10,366,000	$7,972,000	$8,525,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and
3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as
X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain remover and 1001® carpet and household cleaners and rug and room deodorizers.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2005 and 2004, and 10 percent in fiscal year 2003. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during fiscal year 2005, and approximately 5 percent during each of fiscal years 2004 and 2003.

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

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers in the United States, Australia and Canada. These contract packagers package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company’s customers. The contract packagers, rather than the Company, are responsible for inventory control. The Company takes title to inventory at the same time the product is shipped to the customer.

The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the inventory upon receipt. Product held at contract packagers, as reported on the Company’s balance sheet, represents inventory held at United States, Australian and Canadian contract packagers.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

Inventories

Inventories are stated at the lower of cost (as determined based on the average cost method) or market. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value for the purposes of determining the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.0 million, $1.8 million and $1.6 million in fiscal years 2005, 2004 and 2003, respectively. These amounts include factory depreciation expense recognized as cost of products sold totaling $0.5 million, $0.4 million and $0.2 million in fiscal years 2005, 2004 and 2003, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.3 million during each of the fiscal years ended August 31, 2005, 2004 and 2003. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.4 million in fiscal year 2005, $0.3 million in fiscal year 2004 and $0.2 million in fiscal year 2003.

Goodwill and Other Intangibles

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach.

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

Goodwill and indefinite-lived intangible assets are tested at least annually for impairment during the Company’s second fiscal quarter unless there are indicators during an interim period that assets may have become impaired. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, decline in the Company’s stock price for a sustained period, unexpected adverse industry or economic trends, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future volume, revenue, expense growth rates and the selection of an appropriate discount rate. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets that have definite useful lives are amortized over their useful lives.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

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

The fair value of the Company’s borrowings was approximately $80.3 million and $93.2 million at August 31, 2005 and 2004, respectively. The fair values of the borrowings are based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include operating and money market accounts. The Company’s accounts receivable are primarily derived from customers located in North America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers.

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risk of loss and title pass. Sales are recorded net of allowances for damaged goods returns, trade promotions, coupons and cash discounts.

The Company records sales incentives as a reduction of sales in its income statement. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailers’ stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Cost of Products Sold

The components of cost of products sold primarily include the cost of products manufactured on the Company’s behalf by its contract packagers, net of volume and other rebates. The costs to manufacture WD-40 concentrate are also included in cost of products sold, which include direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials; and depreciation of machinery and equipment used in the manufacturing process.

Selling, General and Administrative Expenses

The components of selling, general and administrative expenses include costs related to selling the product such as the cost of the sales force and related sales and broker commissions; freight paid to third-party companies to distribute finished goods from the Company’s contract packagers to its customers; other

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and other employee-related costs to support marketing, human resources, finance, supply chain, information technology and research and development activities.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $15.8 million, $13.9 million and $12.6 million in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs

The Company primarily advertises through television and print media. The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the fiscal years ended 2005, 2004 and 2003 were $4.6 million, $7.1 million and $7.0 million, respectively.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the fiscal years ended 2005, 2004 and 2003 were $2.5 million, $1.9 million and $2.4 million, respectively. These expenses include general research and development activities, as well as internal staff, overhead, design testing, market research and consultants.

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

The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company’s tax contingency accruals are reflected as a component of income taxes payable.

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. Where unremitted foreign earnings are indefinitely reinvested, no provision for federal and state tax expense is made.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statement of income as other income (expense). Aggregate foreign currency transaction gains (losses) were $387,000, ($377,000) and $127,000 for the years ended August 31, 2005, 2004 and 2003, respectively.

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

x

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2005, the Company had approximately $4.7 million of foreign exchange contracts outstanding, which mature starting in September 2005 and continue to mature through December 2005. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

Earnings per Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by potential common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan (Note 11).

Stock-Based Compensation

At August 31, 2005, the Company had one stock option plan, which is described more fully in Note 11. The Company accounts for stock-based compensation for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. Accordingly, the Company measures compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock. Under the terms of the plan, options may be granted at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the years ended August 31, 2005, 2004 and 2003 was greater than or equal to the market value on the date of grant.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribe the accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. The Company has elected to use the intrinsic value method of accounting for its stock options and has adopted the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Year Ended August 31,
	2005	2004	2003
Net income, as reported	$27,798,000	$25,643,000	$28,641,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	13,000	—
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,229,000)	(1,022,000)	(594,000)

Pro forma net income	$26,569,000	$24,634,000	$28,047,000

Earnings per common share:
Basic - as reported	$1.67	$1.52	$1.73

Basic - pro forma	$1.60	$1.46	$1.69

Diluted - as reported	$1.65	$1.50	$1.71

Diluted - pro forma	$1.59	$1.45	$1.67

For pro forma purposes, the estimated fair value of each option grant was determined on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended August 31, 2005, 2004 and 2003:

	Year Ended August 31,
	2005	2004	2003
Risk-free interest rate	2.90%	2.27%	2.20%
Expected volatility of common stock	41.35%	43.42%	39.61%
Dividend yield	2.88%	2.70%	2.91%
Expected option term	3 years	3 years	3 years

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair value-based method and that the related expense be recognized in the consolidated statement of income. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides additional guidance on the implementation of SFAS No. 123R for public companies. The Company will adopt SFAS No. 123R using the modified prospective model under which the Company currently expects to record a reduction to net income ranging from $1.0 million to $1.3 million, or $0.06 to $0.08 per share in fiscal year 2006, based on 16.8 million weighted average common shares outstanding at August 31, 2005. The Company will continue to use the Black-Scholes option pricing model to determine the fair value of awards. The Company will be required to expense the fair value of stock option grants beginning with its first quarter of fiscal year 2006.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements. The Company expects to conclude its analysis by the second quarter of fiscal year 2006. As a result, the range of income tax effects of any such potential repatriation cannot currently be reasonably estimated.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company’s consolidated financial position or results of operations.

2.	Acquisitions

1001

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. for 6.2 million pounds sterling ($11.4 million) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.6 million. The acquisition included essentially all key

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market, and to leverage an introduction of the Company’s Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

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

Definite-lived Intangible Assets

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

	As of August 31,
	2005	2004
Gross carrying amount	$4,287,000	$4,291,000
Accumulated amortization	(759,000)	(224,000)

Net carrying amount	$3,528,000	$4,067,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

	Year Ended August 31,
	2005	2004
Amortization expense	$552,000	$224,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Fiscal year 2006	$536,000
Fiscal year 2007	536,000
Fiscal year 2008	536,000
Fiscal year 2009	536,000
Fiscal year 2010	536,000
Thereafter	848,000

$3,528,000

Changes in definite-lived intangibles by segment for the fiscal years ended August 31, 2005 and 2004 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2003	$—	$—	$—
Acquisitions	—	4,354,000	—
Amortization	—	(224,000)	—
Translation adjustments	—	(63,000)	—

Balance as of August 31, 2004	—	4,067,000	—
Acquisitions	—	—	—
Amortization	—	(552,000)	—
Translation adjustments	—	13,000	—

Balance as of August 31, 2005	$—	$3,528,000	$—

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. These intangible assets had a total carrying value of $39.4 million at August 31, 2005, of which $35.7 million and $3.7 million are included in the assets of the Americas and European segments, respectively.

Changes in indefinite-lived intangibles by segment for the fiscal years ended August 31, 2005 and 2004 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2003	$35,700,000	$—	$—
Acquisitions	—	3,713,000	—
Translation adjustments	—	(52,000)	—

Balance as of August 31, 2004	35,700,000	3,661,000	—
Acquisitions	—	—	—
Translation adjustments	—	(5,000)	—

Balance as of August 31, 2005	$35,700,000	$3,656,000	$—

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

Acquisition-related Goodwill

The carrying value of all acquisition-related goodwill at August 31, 2005 and August 31, 2004 was $95.9 million and $95.8 million, respectively. The changes to goodwill from period to period other than the goodwill associated with the 1001 acquisition relate to changes in foreign currency translation rates.

Changes in the carrying amounts of goodwill by segment for the fiscal years ended August 31, 2005 and 2004 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific
Balance as of August 31, 2003	$85,540,000	$5,517,000	$1,210,000
Acquisitions	—	3,488,000	—
Translation adjustments	72,000	3,000	2,000

Balance as of August 31, 2004	85,612,000	9,008,000	1,212,000
Acquisitions	—	—	—
Translation adjustments	16,000	10,000	—

Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000

4.	Selected Financial Statement Information

	As of August 31,
	2005	2004
Inventories
Raw materials	$680,000	$540,000
Finished goods	7,361,000	5,782,000

	$8,041,000	$6,322,000

Other Current Assets
Prepaid expenses and other	$4,140,000	$3,026,000
Federal income taxes receivable (1)	2,644,000	—

	$6,784,000	$3,026,000

(1)	Historically, the Company’s net operating loss (NOL) acquired with the purchase of HPD Holdings in 2001 has been limited by the Internal Revenue Section 382. The original calculation of the Section 382 limitation has been adjusted to incorporate the favorable effect of IRS Notice 2003-65 allowing the Company to amend Federal tax returns for the fiscal years 2001 through 2003. As a result, the $2.6 million deferred tax asset associated with the NOL is now classified as taxes receivable. The acceleration of the NOL resulted in its full utilization by the end of the current fiscal year second quarter.

	As of August 31,
	2005	2004
Property, Plant and Equipment, net
Land	$572,000	$514,000
Buildings and improvements	4,012,000	3,644,000
Furniture and fixtures	1,063,000	1,006,000
Computer and office equipment	2,806,000	2,813,000
Software	2,799,000	2,419,000
Machinery, equipment and vehicles	6,135,000	4,675,000

	17,387,000	15,071,000
Less: accumulated depreciation	(9,032,000)	(7,990,000)

	$8,355,000	$7,081,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

	As of August 31,
	2005	2004
Other Intangibles, net
Intangibles with indefinite lives	$39,356,000	$39,361,000
Intangibles with definite lives	4,287,000	4,291,000
Less: accumulated amortization	(759,000)	(224,000)

	$42,884,000	$43,428,000

Accrued Liabilities
Accrued advertising expenses	$5,434,000	$5,230,000
Other	8,624,000	6,921,000

	$14,058,000	$12,151,000

5.	Stock Repurchase Plan

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

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the years ended August 31, 2005, 2004 and 2003. For the years ended August 31, 2005, 2004 and 2003: 270,455, 143,467 and 266,972 options outstanding, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods.

	Year Ended August 31,
	2005	2004	2003
Net income	$27,798,000	$25,643,000	$28,641,000

Weighted-average shares outstanding:
Weighted-average shares outstanding – basic	16,629,057	16,905,587	16,581,247
Dilutive securities	178,342	213,242	177,528

Weighted-average shares outstanding – diluted	16,807,399	17,118,829	16,758,775

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

7.	Long-term Debt

Long-term debt is comprised of the following:

	As of August 31,
	2005	2004
Term loans	$75,000,000	$85,000,000
Revolving line of credit	—	—

Total debt	75,000,000	85,000,000
Less: current portion	(10,714,000)	(10,000,000)

Long-term debt	$64,286,000	$75,000,000

On October 18, 2001, the Company replaced two variable-rate term loans with proceeds from a $75 million long-term obligation and a $15 million variable rate revolving line of credit financed through Prudential Capital and Union Bank. The $75 million long-term obligation consists of a fixed-rate note with a 10-year term and requires interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit has a variable rate based on the LIBOR rate plus 1.75% and matures in October of 2005.

On May 31, 2002, the Company acquired Heartland Corporation, which was financed primarily through a $20 million term loan from Prudential Capital and a $7 million draw down on the revolving line of credit from Union Bank. This term loan consisted of a fixed-rate note with a 3-year term and two principal payments of $10 million each, which were paid in May 2004 and May 2005, respectively. The annualized interest rate of the note was 6.29%. In addition, the revolving line of credit with Union Bank of California, N.A., was increased to an availability of $20 million at a variable interest rate. In September 2003, the Company chose to reduce the availability on the revolving line of credit from $20 million down to $10 million.

The remaining term loan and revolving line of credit agreements have consistent covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan. A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

The events of default under the credit facility, including the fixed-rate term loan and the $10 million variable-rate revolving line of credit, include the following:

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

The term loan and revolving line of credit contain cross default provisions. In the event of default, the term loan and revolving line of credit may be due and callable immediately at the option of the holders.

This facility also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions and make certain loan advances and investments. The Company is in compliance with all debt covenants as required by the credit facilities.

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Year ending August 31, 2006	$10,714,000
2007	10,714,000
2008	10,714,000
2009	10,714,000
2010	10,714,000
Thereafter	21,430,000

Total	$75,000,000

8.	Related Parties

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

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.4 million, $0.5 million and $0.8 million for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of August 31, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2004 was $0.9 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $38.4 million, $36.6 million and $42.0 million during the fiscal years ended August 31, 2005, 2004 and 2003, respectively. The Company had product payables to VML of $1.9 million at August 31, 2005 and August 31, 2004. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2005, 2004 and 2003.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

9.	Commitments and Contingencies

The Company was committed under certain non-cancelable operating and capital leases at August 31, 2005 which provide for the following future fiscal year minimum lease payments:

	2006	2007	2008	2009	2010	Thereafter
Operating leases	$1,081,000	$691,000	$301,000	$200,000	$109,000	$45,000
Capital leases	106,000	53,000	15,000	13,000	—	—

	$1,187,000	$744,000	$316,000	$213,000	$109,000	$45,000

Rent expense for the years ended August 31, 2005, 2004 and 2003 was $1,137,000, $1,065,000 and $1,020,000, respectively.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As of August 31, 2005, the Company has also committed to purchase finished goods and raw materials outside of its normal contract manufacturing relationships of $3.1 million in fiscal year 2006; $0.8 million in fiscal year 2007; and $0.6 million in fiscal year 2008.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On September 4, 2003, a legal action was filed against the Company in San Diego County, California. The complaint seeks class action status for damage claims arising out of the use of the automatic toilet bowl cleaners sold by the Company under the brand names 2000 Flushes and X-14. On September 23, 2003, a separate legal action was filed against the Company in San Diego County on similar grounds. On March 25, 2005, the court granted the Company’s motion for summary judgment as to both actions and entered judgment in the Company’s favor dismissing the two lawsuits. On September 27, 2005, the California Court of Appeal dismissed, as untimely, an appeal filed by the plaintiffs. As of the filing of this report, the deadline for filing an appeal to the California Supreme Court has passed. The judgment dismissing both of the San Diego Actions is now final.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2005.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of August 31, 2005.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of August 31, 2005 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

10.	Income Taxes

The provision for income taxes includes the following:

	Year Ended August 31,
	2005	2004	2003
Current Tax Provision
Federal	$7,729,000	$5,286,000	$7,230,000
State	1,060,000	825,000	750,000
Foreign	2,709,000	2,625,000	2,001,000

Total current	11,498,000	8,736,000	9,981,000

Deferred Tax Provision
United States	3,190,000	4,222,000	4,553,000
Foreign	379,000	252,000	220,000

Total deferred	3,569,000	4,474,000	4,773,000

	$15,067,000	$13,210,000	$14,754,000

Income before income taxes includes approximately $7,480,000, $7,175,000 and $5,959,000 related to foreign operations for the years ended August 31, 2005, 2004 and 2003, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

Deferred tax assets and deferred tax liabilities are comprised of the following:

	August 31,
	2005	2004
Deferred Tax Assets
Accrued payroll and related expenses	$203,000	$199,000
State income taxes paid	222,000	182,000
Accounts receivable	757,000	761,000
Accounts payable and accrued liabilities	1,386,000	1,356,000
Deferred employee benefits and other long-term liabilities	631,000	643,000
Other	740,000	(41,000)
Net operating loss	12,000	3,613,000

Total deferred tax assets	3,951,000	6,713,000

Deferred Tax Liabilities
Property, plant and equipment, net	(295,000)	(306,000)
Amortization of tax goodwill and intangibles	(9,931,000)	(7,396,000)
Other	(2,142,000)	(1,034,000)

Total deferred tax liabilities	(12,368,000)	(8,736,000)

Net deferred tax liabilities	$(8,417,000)	$(2,023,000)

As of August 31, 2005, the Company had fully utilized net operating loss (NOL) carryforwards for federal income tax purposes and had state NOL carryforwards of approximately $468,000. The state NOL carryforwards begin to expire in 2014. Historically, the Company’s federal NOL acquired with the purchase of HPD Holdings in 2001 has been limited by the Internal Revenue Service Section 382. The original calculation of the Section 382 limitation has been adjusted to incorporate the favorable effect of IRS Notice 2003-65 allowing the Company to amend federal tax returns for fiscal years 2001 through 2003. The amended returns and the current activity utilized what remained of the NOL carryforwards in the amount of $8,176,000 and $936,000, respectively. As a result of the amended tax returns, $2,862,000 was reclassed from deferred tax assets to income taxes receivable during the second quarter of fiscal year 2005. As of August 31, 2005, $2,644,000 remained in income taxes receivable. In the current year, the Company utilized state NOL carryforwards of $1,352,000.

Following is a reconciliation of the amount computed by applying the statutory federal income tax rate to income before income taxes to the provision for income taxes:

	Year Ended August 31,
	2005	2004	2003
Amount computed at U.S. statutory federal tax rate	$15,003,000	$13,599,000	$15,188,000
State income taxes, net of federal benefit	654,000	950,000	1,133,000
Tax credits	(474,000)	(509,000)	(1,265,000)
Benefit from resolution of pending tax matters	—	(410,000)	(253,000)
Other	(116,000)	(420,000)	(49,000)

	$15,067,000	$13,210,000	$14,754,000

The Company has provided for the potential repatriation of certain undistributed earnings of its foreign subsidiaries and considers earnings above the amounts on which tax has been provided to be permanently reinvested. The Company has not provided applicable U.S. income and foreign withholding taxes on

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

approximately $4,164,000 of undistributed earnings associated with certain foreign subsidiaries at August 31, 2005. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a large portion of the U.S. liability.

The tax benefit related to the Company’s stock option plan is recorded as an increase to equity when realized. In fiscal years 2005, 2004 and 2003, the Company realized tax benefits of approximately $377,000, $965,000 and $417,000, respectively. Stock option tax benefits are reflected as a component of operating cash flows.

11.	Stock Options

Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At August 31, 2005, options for 1,530,239 shares remained available for future grant under the plan. Options canceled return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on either the grant date or the day prior to the date of grant. The exercise price of substantially all options granted during the years ended August 31, 2005, 2004 and 2003 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income. However, during the year ended August 31, 2004, certain options were issued to non-employee directors at an exercise price below fair market value on the date of the grant as a result of the option exercise price being determined as the closing price of the stock on the day prior to the date of grant. These options were issued in accordance with the plan and the Director Compensation Policy. Stock-based compensation expense for such options, net of related tax effects, included in reported net income for the year ended August 31, 2004 aggregated $13,000.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

A summary of the status of the Company’s stock option plan as of August 31, 2005, 2004 and 2003 and of changes in options outstanding under the plan during the three years ended August 31, 2005 is as follows:

	Number of Shares		Weighted- Average Option Price
Options outstanding at August 31, 2002		1,330,112	$22.28
Options granted		302,200	$27.70
Options exercised		(272,438)	$20.84
Options canceled		(27,312)	$26.05

Options outstanding at August 31, 2003		1,332,562	$23.73
Options exercisable at August 31, 2003	1,029,782		$22.54

Options granted		326,450	$29.66
Options exercised		(357,240)	$22.17
Options canceled		(31,852)	$24.97

Options outstanding at August 31, 2004		1,269,920	$25.57
Options exercisable at August 31, 2004	813,675		$23.84

Options granted		276,650	$27.80
Options exercised		(128,567)	$22.08
Options canceled		(36,107)	$28.20

Options outstanding at August 31, 2005		1,381,896	$26.27

Options exercisable at August 31, 2005	881,871		$25.17

The weighted-average fair value per share of options granted during the years ended August 31, 2005, 2004 and 2003, estimated as of the grant date using the Black-Scholes option pricing model with the assumptions described in Note 1, was $7.28, $8.13 and $6.53, respectively.

The following table summarizes information about outstanding and exercisable stock options as of August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.08 - $22.59	305,064	5.51	$20.50	305,064	$20.50
$22.60 - $28.24	651,080	6.84	$26.47	328,221	$25.32
$28.25 - $34.74	425,752	6.64	$30.11	248,586	$30.69

	1,381,896	6.49	$26.27	881,871	$25.17

12.	Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the Profit Sharing/401(k) Plan) whereby regular U.S. full-time employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3)

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company.

Total Company contribution expense for the WD-40 Company Profit Sharing/401(k) Plan and the former WD-40 Money Purchase Pension Plan during the years ended August 31, 2005, 2004 and 2003 was approximately $1,781,000, $1,509,000 and $1,633,000, respectively. Effective December 31, 2002, the WD-40 Company Money Purchase Pension Plan was merged into the WD-40 Company Profit Sharing/401(k) Plan.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the years ended August 31, 2005, 2004 and 2003 was approximately $754,000, $673,000 and $606,000, respectively.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,720,000 and $1,656,000 at August 31, 2005 and 2004, respectively. The service and interest costs amounted to approximately $205,000, $194,000 and $253,000 for the years ended August 31, 2005, 2004 and 2003, respectively. During each of the years ended August 31, 2005, 2004 and 2003, the plan paid benefits of approximately $141,000. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4% were used to calculate the accumulated benefit obligation and service costs for each of the fiscal years ended August 31, 2005 and 2004. A weighted-average discount rate of 7% and a weighted-average rate of compensation increase of 3% were used for the fiscal year ended August 31, 2003.

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s shareholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the current director compensation policy, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $27,000 according to an election made by the director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000 or $27,000.

The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Compensation expense is recorded upon the performance of services. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director. During the years ended August 31, 2005, 2004 and 2003, the Company issued 4,828, 3,204 and 5,329 shares of restricted stock, respectively.

13.	Business Segments and Foreign Operations

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates costs from corporate headquarters into the America’s segment without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from corporate headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The table below presents information about reportable segments for the fiscal years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2005
Net sales	$176,106,000	$68,353,000	$18,768,000	$263,227,000
Income from operations	$30,706,000	$12,261,000	$4,453,000	$47,420,000
Depreciation and amortization expense	$1,666,000	$1,238,000	$87,000	$2,991,000
Interest income	$852,000	$161,000	$21,000	$1,034,000
Interest expense	$6,167,000	$—	$—	$6,167,000
Total assets	$203,716,000	$45,399,000	$5,138,000	$254,253,000
2004
Net sales	$166,142,000	$57,703,000	$18,622,000	$242,467,000
Income from operations	$29,898,000	$10,968,000	$4,583,000	$45,449,000
Depreciation and amortization expense	$1,457,000	$841,000	$73,000	$2,371,000
Interest income	$412,000	$58,000	$14,000	$484,000
Interest expense	$6,871,000	$—	$—	$6,871,000
Total assets	$190,435,000	$41,741,000	$4,599,000	$236,775,000
2003
Net sales	$178,500,000	$45,231,000	$14,409,000	$238,140,000
Income from operations	$36,960,000	$9,244,000	$3,548,000	$49,752,000
Depreciation and amortization expense	$1,267,000	$501,000	$59,000	$1,827,000
Interest income	$128,000	$81,000	$6,000	$215,000
Interest expense	$6,955,000	$—	$—	$6,955,000
Total assets	$207,978,000	$23,885,000	$4,795,000	$236,658,000

	Sales
	2005	2004	2003
Product Line Information
Lubricants	$174,084,000	$157,911,000	$145,037,000
Hand cleaning products	6,906,000	6,643,000	7,538,000
Household products	82,237,000	77,913,000	85,565,000

	$263,227,000	$242,467,000	$238,140,000

Geographical Information
United States	$154,369,000	$146,004,000	$160,295,000
United Kingdom	22,818,000	18,040,000	11,785,000
Other international	86,040,000	78,423,000	66,060,000

	$263,227,000	$242,467,000	$238,140,000

	Non-current Assets
	2005	2004
Geographical Information
United States	$127,597,000	$127,138,000
International	25,464,000	25,408,000

	$153,061,000	$152,546,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2005, 2004 and 2003

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and household products product line. During the year ended August 31, 2005, sales of 1001 products were $8.9 million. During the year ended August 31, 2004, sales of 1001 products were $3.2 million for the five months following acquisition.

14.	Subsequent Events

On October 6, 2005, the Company declared a cash dividend of $0.22 per share payable on October 28, 2005 to shareholders of record on October 17, 2005.

WD-40 Company

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts

Year ended August 31, 2003	$1,038,000	$342,000	$249,000	$1,131,000

Year ended August 31, 2004	$1,131,000	$336,000	$625,000	$842,000

Year ended August 31, 2005	$842,000	$588,000	$654,000	$776,000

*	Write off of doubtful accounts

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page
3(a)	Articles of Incorporation	34

3(b)	Bylaws	34

10(a)	WD-40 Company Supplemental Death Benefit Plan	35

10(b)	WD-40 Company Supplemental Retirement Benefit Plan	35

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	35

10(d)	Employment Agreement between WD-40 Company and Garry O. Ridge dated August 2, 1999	35

10(e)	Amendment to Employment Agreement dated May 20, 2002 between the Registrant and Garry O. Ridge, incorporated by reference from the Registrant’s Form 10-Q filed July 15, 2002, Exhibit 10(b) thereto.	35

10(f)	Employment Agreement between WD-40 Company and Michael J. Irwin dated July 9, 2001	35

10(g)	Employment Agreement between WD-40 Company and Graham Milner dated July 9, 2001	35

10(h)	Employment Agreement between WD-40 Company and Michael Freeman dated July 9, 2001	35

10(i)	Employment Agreement between WD-40 Company and Bill Noble dated July 9, 2001	35

10(j)	Employment Agreement between WD-40 Company and Geoff Holdsworth dated July 9, 2001	35

10(k)	Indemnity Agreement between the Registrant and its executive officers and directors	35

10(l)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan	35

10(m)	Purchase Agreement dated May 3, 2002 by and between the Registrant and Scott Hilkene and Sally Hilkene for the acquisition of Heartland Corporation, a Kansas Corporation	35

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.