Form 10-Q
period 2005-11-30
WD 40 CO
filed 2006-01-09
CIK 105132

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORTS UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of December 31, 2005, 16,693,712 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	November 30, 2005	August 31, 2005
Assets
Current assets:
Cash and cash equivalents	$34,264,000	$37,120,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,572,000 and $1,506,000	37,349,000	44,487,000
Product held at contract packagers	1,642,000	1,814,000
Inventories	10,211,000	8,041,000
Current deferred tax assets, net	2,944,000	2,946,000
Other current assets	6,071,000	6,784,000

Total current assets	92,481,000	101,192,000

Property, plant and equipment, net	8,693,000	8,355,000
Goodwill	95,684,000	95,858,000
Other intangibles, net	42,480,000	42,884,000
Investment in related party	1,093,000	1,112,000
Other assets	4,668,000	4,852,000

	$245,099,000	$254,253,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	11,548,000	13,671,000
Accounts payable to related party	2,501,000	1,945,000
Accrued liabilities	13,363,000	14,058,000
Accrued payroll and related expenses	4,002,000	3,828,000
Income taxes payable	2,345,000	2,484,000

Total current liabilities	44,473,000	46,700,000

Long-term debt	53,571,000	64,286,000
Deferred employee benefits and other long-term liabilities	1,862,000	1,838,000
Long-term deferred tax liabilities, net	11,643,000	11,363,000

Total liabilities	111,549,000	124,187,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,226,410 and 17,222,410 shares issued	17,000	17,000
Paid-in capital	53,373,000	52,990,000
Unearned stock-based compensation	—	(136,000)
Retained earnings	93,825,000	89,983,000
Accumulated other comprehensive income	1,361,000	2,238,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	133,550,000	130,066,000

	$245,099,000	$254,253,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended November 30,
	2005	2004
Net sales	$67,215,000	$60,688,000
Cost of products sold (including cost of products acquired from related party of $10,750,000 and $9,572,000 for the three months ended November 30, 2005 and 2004, respectively)	34,901,000	30,119,000

Gross profit	32,314,000	30,569,000

Operating expenses:
Selling, general and administrative	16,357,000	15,371,000
Advertising and sales promotion	3,345,000	5,261,000
Amortization of intangible assets	132,000	135,000

Income from operations	12,480,000	9,802,000

Other income (expense):
Interest expense, net of interest income of $315,000 and $124,000, respectively	(1,005,000)	(1,456,000)
Other income, net	141,000	324,000

Income before income taxes	11,616,000	8,670,000
Provision for income taxes	4,103,000	3,035,000

Net income	$7,513,000	$5,635,000

Earnings per common share:
Basic	$0.45	$0.34

Diluted	$0.45	$0.34

Weighted average common shares outstanding, basic	16,688,982	16,571,691

Weighted average common shares outstanding, diluted	16,776,627	16,725,632

Dividends declared per share	$0.22	$0.20

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,513,000	$5,635,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	848,000	708,000
Gains on sales and disposals of property and equipment	(9,000)	(15,000)
Deferred income tax expense	556,000	886,000
Tax benefit from exercise of stock options	—	61,000
Excess tax benefits from exercise of stock options	(1,000)	—
Distributions received (equity earnings) from related party, net	19,000	(46,000)
Stock-based compensation	412,000	—
Changes in assets and liabilities:
Trade accounts receivable	6,512,000	8,085,000
Product held at contract packagers	171,000	777,000
Inventories	(2,303,000)	381,000
Other assets	595,000	441,000
Accounts payable and accrued expenses	(2,395,000)	(2,612,000)
Accounts payable to related party	557,000	(573,000)
Income taxes payable	(116,000)	(1,033,000)
Deferred employee benefits and other long-term liabilities	26,000	(42,000)

Net cash provided by operating activities	12,385,000	12,653,000

Cash flows from investing activities:
Capital expenditures	(989,000)	(727,000)
Proceeds from sales of property and equipment	19,000	58,000
Proceeds from collections on notes receivable	30,000	—

Net cash used in investing activities	(940,000)	(669,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	—
Proceeds from issuance of common stock	106,000	411,000
Excess tax benefits from exercise of stock options	1,000	—
Dividends paid	(3,671,000)	(3,315,000)

Net cash used in financing activities	(14,278,000)	(2,904,000)

Effect of exchange rate changes on cash and cash equivalents	(23,000)	203,000

(Decrease) increase in cash and cash equivalents	(2,856,000)	9,283,000

Cash and cash equivalents at beginning of period	37,120,000	29,433,000

Cash and cash equivalents at end of period	$34,264,000	$38,716,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended November 30,
	2005	2004
Net income	$7,513,000	$5,635,000
Other comprehensive income:
Equity adjustment from foreign currency translation, net of tax (benefit)/provision of ($260,000) and $854,000, respectively	(877,000)	1,089,000

Total comprehensive income	$6,636,000	$6,724,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2005

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent of the Company’s consolidated net sales during each of the three months ended November 30, 2005 and 2004. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent and 6 percent during the three months ended November 30, 2005 and 2004, respectively.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by potential common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended November 30, 2005 and 2004.

	Three Months Ended November 30,
	2005	2004
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,688,982	16,571,691
Dilutive securities	87,645	153,941

Weighted average common shares outstanding, diluted	16,776,627	16,725,632

Options outstanding totaling 898,303 and 422,800 for the three months ended November 30, 2005 and 2004, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally for the three months ended November 30, 2005, options outstanding totaling 103,495 were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options.

Recent Accounting Pronouncements

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This legislation is effective for the Company beginning in its fourth quarter of fiscal year 2006. The Company is currently evaluating its impact, if any.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements. The Company expects to conclude its analysis by the second quarter of fiscal year 2006. As a result, the range of earnings of any such potential repatriation cannot currently be reasonably estimated.

NOTE 2 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the second quarter of fiscal year 2005, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on discounted future cash flows compared to the related book values. Based on this test, the Company determined that there were no instances of impairment.

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model, which is a two-step process. First, the impairment model requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

	As of November 30, 2005	As of August 31, 2005
Gross carrying amount	$4,123,000	$4,287,000
Accumulated amortization	(859,000)	(759,000)

Net carrying amount	$3,264,000	$3,528,000

	Three Months Ended November 30,
	2005	2004
Amortization expense	$ 132,000	$ 135,000

The below estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2006	$387,000
Fiscal year 2007	515,000
Fiscal year 2008	515,000
Fiscal year 2009	515,000
Fiscal year 2010	515,000
Thereafter	817,000

$3,264,000

Changes in definite-lived intangibles by segment for the three months ended November 30, 2005 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$—	$3,528,000	$—	$3,528,000
Amortization	—	(132,000)	—	(132,000)
Translation adjustments	—	(132,000)	—	(132,000)

Balance as of November 30, 2005	$—	$3,264,000	$—	$3,264,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in indefinite-lived intangibles by segment for the three months ended November 30, 2005 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$35,700,000	$3,656,000	$—	$39,356,000
Translation adjustments	—	(140,000)	—	(140,000)

Balance as of November 30, 2005	$35,700,000	$3,516,000	$—	$39,216,000

Acquisition-related Goodwill
Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2005 are summarized below:
	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000	$95,858,000
Translation adjustments	(23,000)	(150,000)	(1,000)	(174,000)

Balance as of November 30, 2005	$85,605,000	$8,868,000	$1,211,000	$95,684,000

NOTE 3 – SELECTED FINANCIAL STATEMENT INFORMATION

	As of November 30, 2005	As of August 31, 2005
Inventories
Raw materials and components	$ 2,206,000	$1,960,000
Finished goods	8,005,000	6,081,000

	$10,211,000	$8,041,000

Other Current Assets
Prepaid expenses and other	$ 3,427,000	$4,140,000
Federal income taxes receivable	2,644,000	2,644,000

	$ 6,071,000	$6,784,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of November 30, 2005	As of August 31, 2005
Property, Plant and Equipment, net
Land	$ 563,000	$572,000
Buildings and improvements	3,945,000	4,012,000
Furniture and fixtures	1,077,000	1,063,000
Computer and office equipment	3,002,000	2,806,000
Software	2,874,000	2,799,000
Machinery, equipment and vehicles	6,584,000	6,135,000

	18,045,000	17,387,000
Less: accumulated depreciation	(9,352,000)	(9,032,000)

	$ 8,693,000	$8,355,000

Other Intangibles, net
Intangibles with indefinite lives	$39,216,000	$39,356,000
Intangibles with definite lives	4,123,000	4,287,000
Less: accumulated amortization	(859,000)	(759,000)

	$42,480,000	$42,884,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$ 8,542,000	$9,189,000
Other	4,821,000	4,869,000

	$13,363,000	$14,058,000

NOTE 4 – RELATED PARTIES

VML Company L.L.C. (VML), a Delaware Limited Liability Company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million for each of the three months ended November 30, 2005 and 2004.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of November 30, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $10.8 million and $9.6 million during the three months ended November 30, 2005 and 2004, respectively. The Company had product payables to VML of $2.5 million and $1.9 million at November 30, 2005 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended November 30, 2005 and 2004.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 28, 2004, separate but substantially identical legal actions were filed by the same plaintiff against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserts claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleges federal and state securities fraud and common law fraud claims against the Company and also seeks to rescind the purchase agreement for the Heartland Corporation acquisition. In the opinion of management, these actions are without merit and therefore are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2005.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of November 30, 2005.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

obligations is undeterminable at this time. No liabilities have been recorded as of November 30, 2005 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6 – STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended November 30, 2005 includes $0.4 million of compensation expense and $0.1 million of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options

At November 30, 2005, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At November 30, 2005, options for 1,328,283 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. The exercise price of all options granted during the three-month periods ended November 30, 2005 and 2004 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income for the first quarter of fiscal year 2005.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
	2005	2004
Risk-free interest rate	4.34%	2.84%
Expected volatility of common stock	24.95%	41.46%
Dividend yield	3.23%	2.89%
Expected option term	4.85 years	3.00 years

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The increase in the expected term period over period is due to anticipated future periods of reduced volatility and a change in the mix of employees receiving stock option awards. The expected volatility is based on the historical volatility of the Company’s stock. For option grants during the three months ended November 30, 2005, the expected volatility computation is based on the average of the volatility over the most recent 1.00-year period, the most recent 4.85-year period and WD-40’s long-term mean reversion volatility. For option grants during the three months ended November 30, 2004, the expected volatility computation is based on the volatility over the three-year period prior to the date of grant of such options. The Company has revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturities with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the status of the Company’s stock option plan as of November 30, 2005 and of changes in options outstanding under the plan during the three months ended November 30, 2005 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,381,896	$26.27
Options granted	215,500	$27.27
Options exercised	(4,000)	$26.46
Options forfeited or expired	(13,544)	$28.25

Options outstanding at November 30, 2005	1,579,852	$26.39	6.67	$1,706,000

Options vested and exercisable at November 30, 2005	1,123,527	$25.82	5.67	$1,854,000

The weighted-average fair value of each option granted during each of the first quarters of fiscal years 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.55 per option and $7.10 per option, respectively. The total intrinsic value of options exercised was $2,000 and $162,000 during the first quarters of fiscal years 2006 and 2005, respectively.

As of November 30, 2005, there was $2.9 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

Cash received from stock option exercises for the three months ended November 30, 2005 and 2004 was $106,000 and $411,000, respectively. The income tax benefits from stock option exercises totaled $1,000 and $61,000 for the three months ended November 30, 2005 and 2004, respectively.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Three Months Ended November 30, 2004
Net income, as reported	$5,635,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(238,000)

Pro forma net income	$5,397,000

Earnings per common share:
Basic - as reported	$ 0.34

Basic - pro forma	$ 0.33

Diluted - as reported	$ 0.34

Diluted - pro forma	$ 0.33

Restricted Stock

Pursuant to the Company’s current Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan) and the current director compensation policy, restricted shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $30,000 according to an election made by each director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000, $27,500 or $30,000. The restricted shares are to be issued in accordance with the director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of November 30, 2005, there was $127,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 4.0 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders’ equity at August 31, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in-capital. No shares vested during the first quarter of fiscal year 2006.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

A summary of the status of the Company’s restricted stock awards as of November 30, 2005 and of changes in restricted stock outstanding under the plan during the three months ended November 30, 2005 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2005	4,828	$32.62
Shares issued	—	$ —
Shares vested	—	$ —
Shares forfeited	—	$ —

Restricted stock awards outstanding at November 30, 2005	4,828	$32.62

NOTE 7 – BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The accounting policies of the Company’s reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates costs from corporate headquarters into the Americas segment without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reported segments for the three months ended November 30:

	The Americas	Europe	Asia- Pacific	Total
2005
Net sales	$46,256,000	$16,949,000	$4,010,000	$67,215,000
Income from operations	$8,968,000	$2,872,000	$640,000	$12,480,000
Depreciation and amortization expense	$538,000	$305,000	$22,000	$865,000
Interest income	$267,000	$43,000	$5,000	$315,000
Interest expense	$1,320,000	$—	$—	$1,320,000
Total assets	$195,480,000	$45,432,000	$4,187,000	$245,099,000

2004
Net sales	$42,840,000	$14,686,000	$3,162,000	$60,688,000
Income from operations	$7,211,000	$1,976,000	$615,000	$9,802,000
Depreciation and amortization expense	$384,000	$281,000	$20,000	$685,000
Interest income	$96,000	$23,000	$5,000	$124,000
Interest expense	$1,580,000	$—	$—	$1,580,000
Total assets	$189,821,000	$44,501,000	$4,434,000	$238,756,000

	Net Sales
Product Line Information	2005	2004
Lubricants	$42,426,000	$37,070,000
Household products	22,930,000	21,779,000
Hand cleaners	1,859,000	1,839,000

	$67,215,000	$60,688,000

NOTE 8 – SUBSEQUENT EVENTS

On December 13, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on January 31, 2006 to shareholders of record on January 6, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements, the accompanying notes, and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended November 30,
	2005	2004	% Change
Net sales	$67,215	$60,688	11%
Gross profit	$32,314	$30,569	6%
Income from operations	$12,480	$9,802	27%
Net income	$7,513	$5,635	33%
Earnings per common share (diluted)	$0.45	$0.34	33%

HIGHLIGHTS

•	In the first quarter, sales in the Americas increased 8% as compared to the same prior fiscal year period, combined with sales increases of 15% and 27% in Europe and Asia-Pacific, respectively.

•	In the first quarter, lubricant sales were up 14%, household product sales were up 5% and hand cleaner sales were up 1%.

•	Changes in foreign currency exchange rates compared to the same prior year first quarter slightly offset the growth of our sales as well as growth in expenses. The current year first quarter results translated at last year’s first quarter exchange rates would have produced sales of $67.3 million, but the same net income of $7.5 million. The impact of the change in foreign currency exchange rates period over period negatively affected sales for the first quarter of fiscal year 2006 by $0.1 million.

•	The Company continues to face significant competition and challenges within the household products categories. However, we were encouraged by the performance of our household products in the current fiscal year first quarter. In the first quarter, sales of U.S. household products increased versus the prior fiscal year first quarter as a result of increases in distribution, increases in promotions and new products introduced during fiscal year 2005.

•	We continue to be focused and committed to innovation. We are pleased with our recent introductions of innovative products, and we continue to be encouraged by the Company’s accelerated pace of innovation, including potential new products currently in development. We see innovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations.

•	The rising cost of products sold negatively affected gross margins for the three months ended November 30, 2005 versus the same prior fiscal year period. We continue to be concerned about rising costs of components and raw materials during the remainder of fiscal year 2006, particularly aerosol cans and petroleum-based products. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued

to see further cost increases. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. In addition, we have been focused on cost saving initiatives throughout the supply chain.

•	The Company adopted SFAS No. 123R, “Share-Based Payment” during the current fiscal year first quarter. The incremental increase in compensation costs related to the adoption of SFAS No. 123R totaled $0.4 million and was recorded as a component of selling, general and administrative expenses.

•	Investment in advertising and promotional activity was down 36% in the current fiscal year first quarter compared to the first quarter of last fiscal year due primarily to the timing of consumer broadcast spending and print media in the U.S. The Company expects to increase its investment in advertising and promotional expenses during the the remainder of fiscal year 2006.

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2006 Compared to First Quarter of Fiscal Year 2005

Net Sales

Net Sales by Segment (in thousands)	Three Months Ended November 30,
	2005	2004	$ Change	% Change
Americas	$46,256	$42,840	$3,416	8%
Europe	16,949	14,686	2,263	15%
Asia-Pacific	4,010	3,162	848	27%

Total net sales	$67,215	$60,688	$6,527	11%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior year period slightly offset the growth of the Company’s sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $67.3 million, thus, the impact of the change in foreign currency exchange rates period over period negatively affected first quarter fiscal year 2006 sales by $0.1 million.

Net Sales by Product Line (in thousands)	Three Months Ended November 30,
	2005	2004	$ Change	% Change
Lubricants	$42,426	$37,070	$5,356	14%
Household products	22,930	21,779	1,151	5%
Hand cleaners	1,859	1,839	20	1%

Total net sales	$67,215	$60,688	$6,527	11%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household cleaners include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001.

Gross Profit

Gross profit was $32.3 million, or 48.1% of sales in the first quarter of fiscal year 2006, compared to $30.6 million, or 50.4% of sales in the first quarter of fiscal year 2005. The 2.3% decrease in the gross margin percentage was primarily attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. Gross margin percentage was also negatively impacted during the current fiscal year first quarter as the Company incurred costs associated with slow-moving and impaired inventory. As a result, the Company focused on reducing excess inventory of certain products and offered significant discounts, which reduced gross margins. The discounts and costs associated with the slow-moving and impaired inventory negatively impacted gross margin percentage by 0.9%.

To reduce the impact of rising costs, the Company implemented a plan to increase prices for some of its products; the majority of such price increases were implemented in the third quarter of fiscal year 2005. The increase in pricing of certain products worldwide added approximately 1.7% to gross margin percentage in the current fiscal year first quarter compared to the same prior fiscal year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the first quarter of fiscal year 2006 increased to $16.4 million from $15.4 million for the same prior fiscal year period. The increase in SG&A was largely attributable to employee-related costs, increased stock-based compensation expense due to the adoption of a new accounting pronouncement and research and development. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.5 million versus the prior fiscal year first quarter as a result of annual compensation increases and additional staffing for Sarbanes-Oxley compliance. Beginning in the current fiscal year first quarter, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $0.4 million incremental increase in compensation costs. Research and development costs increased $0.2 million due to increased new product development activity.

Also contributing to the increase in SG&A was $0.2 million of increased miscellaneous expenses such as travel, office expenses and amortization and depreciation and $0.3 million of increased professional services related to information technology and marketing consulting. These increases were partially offset by $0.3 million of decreased bad debt expense and $0.3 million of decreased sales commissions and investor relations’ costs.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the current fiscal year first quarter were $0.7 million compared to $0.5 million in the prior fiscal year first quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 24.3% in the first quarter of fiscal year 2006 and 25.3% in the first quarter of fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $3.3 million for the first quarter of fiscal year 2006, down from $5.3 million for the first quarter of fiscal year 2005 and, as a percentage of sales, decreased to 5.0% in the first quarter of fiscal year 2006 from 8.7% in the comparable prior fiscal year period. The decrease is mainly related to the timing of investments in television and print media and market research versus the prior fiscal year first quarter. Advertising and sales promotion expenses are expected to increase during fiscal year 2006, as the Company aligns its advertising and sales promotion activities with the distribution of its new products. Investment in global advertising and sales promotion expenses for fiscal year 2006 is expected to be in the range of 7.5%-9.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the first quarter of fiscal year 2006, the total promotional costs recorded as reductions to sales were $3.9 million versus $4.8 million in the first quarter fiscal year 2005. Therefore, the Company’s total advertising and sales promotion expenses totaled $7.2 million in the first quarter of fiscal year 2006 versus $10.1 million in the first quarter of fiscal year 2005.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $132,000 in the first quarter of fiscal year 2006, compared to $135,000 in last fiscal year’s first quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its eight-year life.

Income from Operations

Income from operations was $12.5 million, or 18.6% of sales in the first quarter of fiscal year 2006, compared to $9.8 million, or 16.2% of sales in the first quarter of fiscal year 2005. The increase in income from operations and the increase in income from operations as a percentage of sales were due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.0 million compared to $1.5 million for the quarters ended November 30, 2005 and 2004, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 million principal payment made in October 2005. Interest income related to refunds from amended federal tax returns also contributed to the reduction in interest expense, net.

Other Income / Expense, net

Other income, net was $0.1 million during the first quarter of fiscal year 2006, compared to $0.3 million in the comparable prior fiscal year quarter, a decrease of $0.2 million, which was due to decreased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.3% of taxable income for the first quarter of fiscal 2006, an increase from 35.0% in the prior fiscal year first quarter. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income, non-deductible stock-based compensation expense related to stock options granted to non-U.S. taxpayers and the current impact of the phase out of Extraterritorial Income (“ETI”) benefits.

Net Income

Net income was $7.5 million, or $0.45 per share on a fully diluted basis in the first quarter of fiscal year 2006, compared to $5.6 million, or $0.34 per share in the first quarter of fiscal year 2005. The change in foreign currency exchange rates period over period did not impact first quarter fiscal year 2006 net income.

Segment Results

Following is a discussion of sales by region for the current and prior year first quarter.

Americas

Net Sales (in thousands)	Three Months Ended November 30,
	2005	2004	$ Change	% Change
Americas
Lubricants	$24,224	$22,156	$2,068	9%
Household products	20,487	19,193	1,294	7%
Hand cleaners	1,545	1,491	54	4%

Sub-total	$46,256	$42,840	$3,416	8%

% of consolidated	69%	71%

Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $46.0 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2006 sales by approximately $0.3 million, or 1%.

The increase in lubricant sales in the Americas during the current fiscal year first quarter compared to the same prior year period is the result of WD-40 sales growth in the U.S. and Latin America as sales increased by 9% and 23%, respectively. In the U.S., WD-40 sales were up due to strong performance across all trade channels and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Latin America was primarily due to strong results in Mexico and the Caribbean associated with increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products also contributed to the sales growth in the first quarter of fiscal year 2006. 3-IN-ONE also contributed to the increase in lubricant sales as a result of growth in Latin America and Canada.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in the first quarter of fiscal year 2006 were up by $1.3 million, or 7%, compared to the prior year period due to increases in the U.S. Sales in the U.S. increased by $1.5 million, or 8%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced during fiscal year 2005. However, the Company’s household products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 7% in the U.S. during the current fiscal year first quarter as compared to the same prior fiscal year period due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot Trigger. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot Trigger. Spot Shot Pro is targeted to frequent and commercial users and provides innovation through its odor neutralizing formula. Spot Shot Trigger is a liquid carpet stain remover with a trigger delivery format.

Within the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 16% due to increased promotional activities and expanded distribution through new trade channels. Despite the general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand has gained market share within the rug and room deodorizer category in the grocery trade channel. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 2% in the current fiscal year first quarter compared to the prior fiscal year first quarter due to the sales of the 2000 Flushes clip-on product. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. The clip-on product continues to maintain distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers and competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners increased 26% in the current fiscal year first quarter versus the prior fiscal year first quarter due primarily to growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on product, packaging and promotional innovation.

Sales of heavy-duty hand cleaners for the Americas increased 4% in the current fiscal year first quarter compared to the same prior fiscal year period. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade.

For this region, 86% of the sales came from the U.S., and 14% came from Canada and Latin America in both first quarters of fiscal years 2006 and 2005.

Europe

Net Sales (in thousands)	Three Months Ended November 30,
	2005	2004	$ Change	% Change
Europe
Lubricants	$14,920	$12,581	$2,339	19%
Household products	2,029	2,095	(66)	(3)%
Hand cleaners	—	10	(10)	(100)%

Sub-total	$16,949	$14,686	$2,263	15%

% of consolidated	25%	24%

For the quarter ended November 30, 2005, sales in Europe grew to $16.9 million, up $2.3 million, or 15%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $17.3 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected first quarter fiscal year 2006 sales by approximately $0.4 million, or 2%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Italy, France, Germany, Portugal, Austria, Denmark, the Netherlands and Ireland. Sales from these countries increased 9% in the current fiscal year first quarter versus the same prior fiscal year period. Sales from these countries also accounted for 68% of the region’s sales in the current fiscal year first quarter, down from 72% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year first quarter are as follows: the U.K., 10%; France, 3%; Germany, 16%; and Italy, 12%. Sales in Spain were essentially flat. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40 and 1001 No Vac. WD-40 sales were up 23% compared to the prior fiscal year first quarter due to increased promotional activities. 1001 No Vac sales almost doubled versus the prior fiscal year first quarter as a result of increased distribution and awareness. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. These products are doing well in the market, due to their efficacy, the strength of the 1001 brand and the innovation they bring. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market. For the three months ended November 30, 2005, Carpet Fresh No Vac and Spot Shot contributed 24% to the overall 1001 sales compared to 15% for the three months ended November 30, 2004. However, these sales increases were partially offset by a decrease in the 1001 base brand as a result of reduced promotional activity by a key customer. The sales growth in the Germanics market, which includes Germany, the Netherlands, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand. WD-40 sales in Spain were up as a result of the launch of the WD-40 Smart Straw; however, the WD-40 sales growth was offset by a decrease in 3-IN-ONE sales due to the timing of a promotion with a large customer.

In the countries in which the Company sells through local distributors, sales increased 33% in the first quarter of fiscal year 2006 versus the same prior fiscal year period. The distributor market increased sales by $1.4 million as a result of the continued growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 32% of the total Europe segment sales in the current fiscal year first quarter compared to 28% in the prior fiscal year first quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales (in thousands)	Three Months Ended November 30,
	2005	2004	$ Change	% Change
Asia-Pacific
Lubricants	$3,282	$2,333	$949	41%
Household products	414	491	(77)	(16)%
Hand cleaners	314	338	(24)	(7)%

Sub-total	$4,010	$3,162	$848	27%

% of consolidated	6%	5%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first quarter of fiscal year 2006 were $4.0 million, up $0.8 million, or 27%, compared to the first quarter of fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year first quarter did not significantly impact current fiscal year first quarter sales. Asia-Pacific sales benefited from increased WD-40 sales in Asia.

Sales in Australia were down 4% primarily due to decreased sales of most brands resulting from a change in the warehouse inventory management of several retailers, of which the impact is expected to be temporary. These decreases were partially offset by No Vac sales, which were up 3%. No Vac sales represented approximately 24% of total current fiscal year first quarter sales in Australia compared to 23% of last fiscal year’s first quarter sales.

Sales in Asia were up 60% in the current fiscal year first quarter as compared to the prior fiscal year first quarter due to increased WD-40 sales to customers in China, Hong Kong, Indonesia and Malaysia. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was slightly offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company would consider direct operations to help accelerate the growth of the markets in this region.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended November 30, 2005, cash and cash equivalents decreased by $2.9 million, from $37.1 million at the end of fiscal year 2005 to $34.3 million at November 30, 2005. Operating cash flow of $12.4 million was offset by cash used in investing activities of $0.9 million and cash used in financing activities of $14.3 million.

Current assets decreased by $8.7 million to $92.5 million at November 30, 2005, down from $101.2 million at August 31, 2005. Accounts receivable decreased to $37.3 million, down $7.1 million from $44.5 million at August 31, 2005, as a result of decreased sales in the first quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005. Inventory increased to $10.2 million, up by $2.2 million from $8.0 million at August 31, 2005 due to inventory acquired to support new product introductions and promotions, including the WD-40 No-Mess Pen, as well as inventory-in-transit. Product held at contract packagers decreased to $1.6 million, down from $1.8 million at August 31, 2005 due to the timing of shipments of product versus payments received. Other current assets decreased by $0.7 million to $6.1 million at November 30, 2005, down from $6.8 million at August 31, 2005 as the result of timing of prepaid expenses in the U.S. and the timing of taxes receivable in Europe.

Current liabilities decreased by $2.2 million to $44.5 million at November 30, 2005 from $46.7 million at August 31, 2005. Accounts payable and accrued liabilities decreased by $2.3 million due both to timing and to lower sales levels in the first quarter of the current fiscal year compared to the fourth quarter of fiscal year 2005.

At November 30, 2005, working capital decreased to $48.0 million, down $6.5 million from $54.5 million at the end of fiscal year 2005. The current ratio at November 30, 2005 was 2.1, a decrease from 2.2 at August 31, 2005.

Net cash provided by operating activities for the three months ended November 30, 2005 was $12.4 million. This amount consisted of $7.5 million from net income with an additional $1.8 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received from VML Company L.L.C. (VML), net of equity earnings, and stock-based compensation along with $3.0 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first three months of fiscal year 2006 was $0.9 million. Capital expenditures of $1.0 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal 2006, the Company expects to spend approximately $4.4 million for new capital assets, largely driven by new product development.

For the first three months of fiscal year 2006, net cash used in financing activities included a $10.7 million principal payment on debt in October 2005 and $3.7 million of dividend payments, partially offset by $0.1 million in proceeds from the exercise of common stock options. The $10.7 million payment on debt was the first principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due each October 18th for six years thereafter.

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

On December 13, 2005, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on January 31, 2006 to shareholders of record on January 6, 2006. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities, and loan covenants.

STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in more detail in Note 6 – Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I – Item 1.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended November 30, 2005 includes an additional $0.4 million of compensation costs and an additional $0.1 million of income tax benefits related to the Company’s stock-based compensation arrangements as compared to the three months ended November 30, 2004.

As of November 30, 2005, there was $2.9 million and $0.1 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 2.2 years and 4.0 years, respectively.

The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model with the assumptions described in Note 6 to the Interim Financial Statements.

The Company has evaluated the potential use of other forms of long-term stock-based compensation arrangements. Currently, the Company expects to continue to grant stock options to employees and directors. However, as with all compensation arrangements, the granting of stock options is subject to periodic review.

Readers are also directed to refer to Note 6 – Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I – Item 1.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long-lived intangible assets and goodwill, and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes,” and not be treated as a rate reduction. Accordingly, any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. This legislation is effective for the Company beginning in its fourth quarter of fiscal year 2006. The Company is currently evaluating its impact, if any.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 will amend the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement will temporarily allow companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement will also require companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company continues to evaluate its plans for repatriation of any foreign earnings in light of its ongoing business considerations and continues to evaluate this legislation and FSP No. 109-2 to determine the impact, if any, that this pronouncement will have on its consolidated financial statements. The Company expects to conclude its analysis by the second quarter of fiscal year 2006. As a result, the range of earnings of any such potential repatriation cannot currently be reasonably estimated.

TRANSACTIONS WITH RELATED PARTIES

VML Company L.L.C. (VML), a Delaware Limited Liability Company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million for each of the three months ended November 30, 2005 and 2004.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of November 30, 2005. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings and accretion of investment, was approximately $10.8 million and $9.6 million during the three months ended November 30, 2005 and 2004, respectively. The Company had product payables to VML of $2.5 million and $1.9 million at November 30, 2005 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended November 30, 2005 and 2004.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2005.

ITEM 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2005, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended November 30, 2005, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

ITEM 1A.	Risk Factors

The Company is subject to a variety of other risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, acquisition risk, debt financing risk, protection of intellectual property, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships and natural disasters. These risk factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 following Item 7A under the heading “Other Risk Factors”. There were no material changes during the most recent fiscal quarter in the risk factors described in the Company’s Annual Report on Form 10-K.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the competitive environment within the household products category in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions and legal proceedings.

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

ITEM 6.	Exhibits

Exhibit No.	Description

Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2006	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)