Form 10-Q
period 2006-02-28
WD 40 CO
filed 2006-04-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2006

Commission File No. 000-06936

WD-40 COMPANY

(Exact Name of Registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1061 Cudahy Place, San Diego, California	92110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 275-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2006, 16,796,332 shares of the Registrant’s Common Stock were outstanding.

Part I    Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	February 28, 2006	August 31, 2005
Assets
Current assets:
Cash and cash equivalents	$33,589,000	$37,120,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,543,000 and $1,506,000	44,783,000	44,487,000
Product held at contract packagers	2,154,000	1,814,000
Inventories	12,501,000	8,041,000
Current deferred tax assets, net	2,944,000	2,946,000
Other current assets	6,390,000	6,784,000

Total current assets	102,361,000	101,192,000

Property, plant and equipment, net	8,916,000	8,355,000
Goodwill	95,740,000	95,858,000
Other intangibles, net	42,435,000	42,884,000
Investment in related party	934,000	1,112,000
Other assets	4,526,000	4,852,000

	$254,912,000	$254,253,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	12,518,000	13,671,000
Accounts payable to related party	980,000	1,945,000
Accrued liabilities	14,065,000	14,058,000
Accrued payroll and related expenses	3,236,000	3,828,000
Income taxes payable	5,158,000	2,484,000

Total current liabilities	46,671,000	46,700,000

Long-term debt	53,571,000	64,286,000
Deferred employee benefits and other long-term liabilities	1,914,000	1,838,000
Long-term deferred tax liabilities, net	12,241,000	11,363,000

Total liabilities	114,397,000	124,187,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,322,722 and 17,222,410 shares issued	17,000	17,000
Paid-in capital	56,380,000	52,990,000
Unearned stock-based compensation	—	(136,000)
Retained earnings	97,383,000	89,983,000
Accumulated other comprehensive income	1,761,000	2,238,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	140,515,000	130,066,000

	$254,912,000	$254,253,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net sales	$71,480,000	$61,076,000	$138,695,000	$121,764,000
Cost of products sold (including cost of products acquired from related party of $9,696,000 and $8,380,000 for the three months ended February 28, 2006 and 2005, respectively; and $20,446,000 and $17,952,000 for the six months ended February 28, 2006 and 2005, respectively)	37,204,000	31,429,000	72,105,000	61,548,000

Gross profit	34,276,000	29,647,000	66,590,000	60,216,000
Operating expenses:
Selling, general and administrative	17,267,000	16,741,000	33,624,000	32,112,000
Advertising and sales promotion	4,829,000	3,448,000	8,174,000	8,709,000
Amortization of intangible assets	130,000	142,000	262,000	277,000

Income from operations	12,050,000	9,316,000	24,530,000	19,118,000
Other income (expense):
Interest expense, net	(853,000)	(1,230,000)	(1,858,000)	(2,686,000)
Other income, net	82,000	7,000	223,000	331,000

Income before income taxes	11,279,000	8,093,000	22,895,000	16,763,000
Provision for income taxes	4,048,000	2,815,000	8,151,000	5,850,000

Net income	$7,231,000	$5,278,000	$14,744,000	$10,913,000

Earnings per common share:
Basic	$0.43	$0.32	$0.88	$0.66

Diluted	$0.43	$0.31	$0.88	$0.65

Weighted average common shares outstanding, basic	16,716,309	16,592,465	16,702,570	16,581,919

Weighted average common shares outstanding, diluted	16,825,560	16,806,735	16,801,018	16,766,024

Dividends declared per share	$0.22	$0.20	$0.44	$0.40

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net income	$14,744,000	$10,913,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,699,000	1,440,000
Gains on sales and disposals of property and equipment	(20,000)	(13,000)
Deferred income tax expense	1,053,000	4,750,000
Tax benefit from exercise of stock options	—	272,000
Excess tax benefits from exercise of stock options	(205,000)	—
Distributions received and equity losses (earnings) from related party, net	178,000	(22,000)
Stock-based compensation	987,000	—
Changes in assets and liabilities:
Trade accounts receivable	(657,000)	2,805,000
Product held at contract packagers	(341,000)	202,000
Inventories	(4,513,000)	(1,566,000)
Other assets	274,000	(4,725,000)
Accounts payable and accrued expenses	(1,564,000)	423,000
Accounts payable to related party	(965,000)	(408,000)
Income taxes payable	2,891,000	(1,704,000)
Deferred employee benefits and other long-term liabilities	52,000	37,000

Net cash provided by operating activities	13,613,000	12,404,000

Cash flows from investing activities:
Capital expenditures	(1,878,000)	(1,231,000)
Proceeds from sales of property and equipment	163,000	72,000
Proceeds from collections on note receivable	50,000	—

Net cash used in investing activities	(1,665,000)	(1,159,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	—
Proceeds from issuance of common stock	2,334,000	1,899,000
Excess tax benefits from exercise of stock options	205,000	—
Dividends paid	(7,344,000)	(6,630,000)

Net cash used in financing activities	(15,519,000)	(4,731,000)

Effect of exchange rate changes on cash and cash equivalents	40,000	82,000

(Decrease) increase in cash and cash equivalents	(3,531,000)	6,596,000
Cash and cash equivalents at beginning of period	37,120,000	29,433,000

Cash and cash equivalents at end of period	$33,589,000	$36,029,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net income	$7,231,000	$5,278,000	$14,744,000	$10,913,000
Other comprehensive income (loss):
Equity adjustment from foreign currency translation, net of tax provision / (benefit) of $96,000 and ($329,000) for the three months ended February 28, 2006 and 2005, respectively; and ($164,000) and $525,000 for the six months ended February 28, 2006 and 2005, respectively	400,000	786,000	(477,000)	1,875,000

Total comprehensive income	$7,631,000	$6,064,000	$14,267,000	$12,788,000

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 28, 2006

(unaudited)

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent of the Company’s consolidated net sales during each of the three months ended February 28, 2006 and 2005, respectively, and 8 percent of the Company’s consolidated net sales during each of the six months ended February 28, 2006 and 2005, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent and 3 percent during the three months ended February 28, 2006 and 2005, respectively, and 4 percent during each of the six months ended February 28, 2006 and 2005, respectively.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended February 28, 2006 and 2005.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,716,309	16,592,465	16,702,570	16,581,919
Weighted average dilutive securities	109,251	214,270	98,448	184,105

Weighted average common shares outstanding, diluted	16,825,560	16,806,735	16,801,018	16,766,024

Weighted average options outstanding totaling 410,480 and 118,000 for the three months ended February 28, 2006 and 2005, respectively, and 654,391 and 270,400 for the six months ended February 28, 2006 and 2005, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally for the three and six months ended February 28, 2006, weighted average options outstanding totaling 478,648 and 291,072, respectively, were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company completed its evaluation in the second quarter of fiscal year 2006 and foresees no benefit in the repatriation of foreign earnings. As a result, the Company does not anticipate repatriating foreign earnings under the provisions of this act.

NOTE 2—GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the current fiscal year second quarter, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

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

The Company tests for impairment of intangible assets with indefinite useful lives in accordance with SFAS No. 142 based on discounted future cash flows compared to the related book values.

In addition to the annual impairment tests, goodwill and intangible assets with indefinite lives are evaluated each reporting period. Goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life and to determine any indicators of impairment.

Intangible assets with definite lives are amortized over their useful lives and are also evaluated quarterly to determine whether events and circumstances continue to support their remaining useful lives.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of the non-contractual customer relationships acquired in the 1001 acquisition. This definite-lived intangible asset is included in the Europe segment and is being amortized over its estimated eight-year life. This asset is recorded in pounds sterling and converted to U.S. dollars for reporting purposes. The following table summarizes the non-contractual customer relationships intangible asset and the related amortization:

	As of February 28, 2006	As of August 31, 2005
Gross carrying amount	$4,174,000	$4,287,000
Accumulated amortization	(1,000,000)	(759,000)

Net carrying amount	$3,174,000	$3,528,000

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Amortization expense	$130,000	$142,000	$262,000	$277,000

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2006	$261,000
Fiscal year 2007	522,000
Fiscal year 2008	522,000
Fiscal year 2009	522,000
Fiscal year 2010	522,000
Thereafter	825,000

$3,174,000

Changes in definite-lived intangibles by segment for the six months ended February 28, 2006 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$—	$3,528,000	$—	$3,528,000
Amortization	—	(262,000)	—	(262,000)
Translation adjustments	—	(92,000)	—	(92,000)

Balance as of February 28, 2006	$—	$3,174,000	$—	$3,174,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Changes in indefinite-lived intangibles by segment for the six months ended February 28, 2006 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$35,700,000	$3,656,000	$—	$39,356,000
Translation adjustments	—	(95,000)	—	(95,000)

Balance as of February 28, 2006	$35,700,000	$3,561,000	$—	$39,261,000

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the six months ended February 28, 2006 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000	$95,858,000
Translation adjustments	(15,000)	(103,000)	—	(118,000)

Balance as of February 28, 2006	$85,613,000	$8,915,000	$1,212,000	$95,740,000

NOTE 3—SELECTED FINANCIAL STATEMENT INFORMATION

	As of February 28, 2006	As of August 31, 2005
Inventories
Raw materials and components	$2,628,000	$1,960,000
Finished goods	9,873,000	6,081,000

	$12,501,000	$8,041,000

Other Current Assets
Prepaid expenses and other	$3,724,000	$4,140,000
Federal income taxes receivable	2,666,000	2,644,000

	$6,390,000	$6,784,000

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

	As of February 28, 2006	As of August 31, 2005
Property, Plant and Equipment, net
Land	$566,000	$572,000
Buildings and improvements	3,973,000	4,012,000
Furniture and fixtures	1,092,000	1,063,000
Computer and office equipment	3,101,000	2,806,000
Software	2,916,000	2,799,000
Machinery, equipment and vehicles	6,967,000	6,135,000

	18,615,000	17,387,000
Less: accumulated depreciation	(9,699,000)	(9,032,000)

	$8,916,000	$8,355,000

Other Intangibles, net
Intangibles with indefinite lives	$39,261,000	$39,356,000
Intangibles with definite lives	4,174,000	4,287,000
Less: accumulated amortization	(1,000,000)	(759,000)

	$42,435,000	$42,884,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,878,000	$9,189,000
Other	6,187,000	4,869,000

	$14,065,000	$14,058,000

NOTE 4—RELATED PARTIES

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $150,000 for the three months ended February 28, 2006, and equity earnings of $40,000 for the three months ended February 28, 2005. For the six months ended February 28, 2006, the Company recorded equity losses related to its investment in VML of $96,000. For the six months ended February 28, 2005, the Company recorded equity earnings related to its investment in VML of $146,000.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of February 28, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings or losses and accretion of investment, was approximately $9.7 million and $8.4 million during the three months ended February 28, 2006 and 2005, respectively, and $20.4 million and $18.0 million during the six months ended February 28, 2006 and 2005, respectively. The Company had product payables to VML of $1.0 million and $1.9 million at February 28, 2006 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended February 28, 2006 and 2005, and $95,000 during each of the six months ended February 28, 2006 and 2005.

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has been named as a defendant in an increasing number of lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers. The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene, and the Company believes its products have always been formulated without containing benzene.

Except with respect to self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the benzene lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s financial condition or results of operations. The Company is vigorously defending these lawsuits in an effort to demonstrate conclusively that its products do not contain benzene, and that they have not contained benzene in prior years. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of benzene lawsuits filed against the Company continues to increase, it is reasonably possible that such costs of defense may materially affect the Company’s results of operations and cash flows in future periods.

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

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have not had a material impact on the Company’s results of operations.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2006.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 28, 2006.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of February 28, 2006 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6—STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and six months ended February 28, 2006 includes $0.6 million and $1.0 million, respectively, of compensation expense and $0.1 million and $0.2 million, respectively, of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options

At February 28, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At February 28, 2006, options for 1,303,684 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. The exercise price of all options granted during the three and six-month periods ended February 28, 2006 and 2005 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income for the first six months of fiscal year 2005.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and six months ended February 28, 2006 and 2005:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Risk-free interest rate	4.45%	3.53%	4.34%	2.90%
Expected volatility of common stock	25.11%	40.38%	25.11%	41.37%
Dividend yield	3.16%	2.75%	3.22%	2.88%
Expected option term	5.43 years	5.00 years	4.85 years	3.00 years

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

increase in the expected term period over period is due to anticipated lower volatility in the future and a change in the mix of employees receiving stock option awards. The expected volatility is based on the historical volatility of the Company’s stock. For option grants during the three and six months ended February 28, 2006, the expected volatility computation is based on the average of the volatility over the most recent 1.00-year period, the most recent period commensurate with the expected option term and WD-40’s long-term mean reversion volatility. For option grants during the three and six months ended February 28, 2005, the expected volatility computation is based on the volatility over the five and three-year periods, respectively, prior to the date of grant of such options. The Company has revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the status of the Company’s stock option plan as of February 28, 2006 and of changes in options outstanding under the plan during the six months ended February 28, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,381,896	$26.27
Options granted	247,000	$27.35
Options exercised	(100,312)	$23.27
Options forfeited or expired	(20,445)	$29.05

Options outstanding at February 28, 2006	1,508,139	$26.61	6.77	$5,912,000

Options vested and exercisable at February 28, 2006	1,054,487	$26.11	5.85	$4,661,000

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended February 28, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $6.05 per option and $9.16 per option, respectively. The weighted-average fair value of each option granted during the six months ended February 28, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.61 per option and $7.27 per option, respectively. The total intrinsic value of options exercised was $0.6 million during each of the three months ended February 28, 2006 and 2005, respectively. For the six months ended February 28, 2006 and 2005, the total intrinsic value of options exercised was $0.6 million and $0.7 million, respectively.

As of February 28, 2006, there was $2.2 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Cash received from stock option exercises for the three months ended February 28, 2006 and 2005 was $2.2 million and $1.5 million, respectively. Cash received from stock option exercises for the six months ended February 28, 2006 and 2005 was $2.3 million and $1.9 million, respectively. The income tax benefits from stock option exercises totaled $0.2 million for each of the three months ended February 28, 2006 and 2005, respectively. For the six months ended February 28, 2006 and 2005, the income tax benefits from stock option exercises totaled $0.2 million and $0.3 million, respectively.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net income, as reported	$5,278,000	$10,913,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(425,000)	(663,000)

Pro forma net income	$4,853,000	$10,250,000

Earnings per common share:
Basic—as reported	$0.32	$0.66

Basic—pro forma	$0.29	$0.62

Diluted—as reported	$0.31	$0.65

Diluted—pro forma	$0.29	$0.62

Restricted Stock

Pursuant to the Company’s current Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan) and the current director compensation policy, restricted shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $30,000 according to an election made by each director as of the October meeting of the Board of Directors. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash. The restricted shares are to be issued in accordance with the director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of February 28, 2006, there was $119,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders’ equity at August 31, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in-capital.

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s restricted stock awards as of February 28, 2006 and of changes in restricted stock outstanding under the plan during the six months ended February 28, 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2005	4,828	$32.62
Shares issued	—	$—
Shares vested	—	$—
Shares forfeited	—	$—

Restricted stock awards outstanding at February 28, 2006	4,828	$32.62

NOTE 7—BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues, and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reported segments:

Three Months Ended:	The Americas	Europe	Asia- Pacific	Total
February 28, 2006
Net sales	$45,477,000	$20,445,000	$5,558,000	$71,480,000
Income from operations	$6,729,000	$3,889,000	$1,432,000	$12,050,000
Depreciation and amortization expense	$523,000	$306,000	$22,000	$851,000
Interest income	$297,000	$58,000	$4,000	$359,000
Interest expense	$1,212,000	$—	$—	$1,212,000
Total assets	$200,277,000	$49,367,000	$5,268,000	$254,912,000

February 28, 2005
Net sales	$38,263,000	$17,768,000	$5,045,000	$61,076,000
Income from operations	$4,339,000	$3,643,000	$1,334,000	$9,316,000
Depreciation and amortization expense	$387,000	$324,000	$21,000	$732,000
Interest income	$300,000	$43,000	$5,000	$348,000
Interest expense	$1,578,000	$—	$—	$1,578,000
Total assets	$199,579,000	$44,871,000	$4,916,000	$249,366,000

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Six Months Ended:	The Americas	Europe	Asia- Pacific	Total

February 28, 2006
Net sales	$91,733,000	$37,394,000	$9,568,000	$138,695,000
Income from operations	$15,697,000	$6,761,000	$2,072,000	$24,530,000
Depreciation and amortization expense	$1,044,000	$611,000	$44,000	$1,699,000
Interest income	$564,000	$101,000	$9,000	$674,000
Interest expense	$2,532,000	$—	$—	$2,532,000
Total assets	$200,277,000	$49,367,000	$5,268,000	$254,912,000

February 28, 2005
Net sales	$81,103,000	$32,454,000	$8,207,000	$121,764,000
Income from operations	$11,550,000	$5,619,000	$1,949,000	$19,118,000
Depreciation and amortization expense	$794,000	$605,000	$41,000	$1,440,000
Interest income	$396,000	$66,000	$10,000	$472,000
Interest expense	$3,158,000	$—	$—	$3,158,000
Total assets	$199,579,000	$44,871,000	$4,916,000	$249,366,000

Product Line Information	Net Sales
	February 28, 2006	February 28, 2005
Three Months Ended
Lubricants	$49,066,000	$43,098,000
Household products	21,040,000	16,555,000
Hand cleaners	1,374,000	1,423,000

	$71,480,000	$61,076,000

Six Months Ended
Lubricants	$91,492,000	$80,168,000
Household products	43,970,000	38,334,000
Hand cleaners	3,233,000	3,262,000

	$138,695,000	$121,764,000

NOTE 8—SUBSEQUENT EVENTS

On March 28, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on April 28, 2006 to shareholders of record on April 17, 2006.

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

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain remover and 1001® carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended February 28,			Six Months Ended February 28,
	2006	2005	% Change	2006	2005	% Change
Net sales	$71,480	$61,076	17%	$138,695	$121,764	14%
Gross profit	$34,276	$29,647	16%	$66,590	$60,216	11%
Income from operations	$12,050	$9,316	29%	$24,530	$19,118	28%
Net income	$7,231	$5,278	37%	$14,744	$10,913	35%
Earnings per common share (diluted)	$0.43	$0.31	39%	$0.88	$0.65	35%

HIGHLIGHTS

•	In the second quarter, sales in the Americas increased 19% as compared to the same prior fiscal year period, combined with sales increases of 15% and 10% in Europe and Asia-Pacific, respectively. For the six months ended February 28, 2006, sales in the Americas increased 13% as compared to the same prior fiscal year period, combined with sales increases of 15% and 17% in Europe and Asia-Pacific, respectively.

•	In the second quarter, lubricant sales were up 14%, household product sales were up 27% and hand cleaner sales were down 3%. For the six months ended February 28, 2006, lubricant sales were up 14%, household product sales were up 15% and hand cleaner sales were down 1%.

•	Changes in foreign currency exchange rates compared to the same prior fiscal year-to-date period slightly offset the growth of our sales as well as growth in expenses. The current year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $140.5 million, and net income of $14.9 million. The impact of the change in foreign currency exchange rates period over period negatively affected sales and net income for the first six months of fiscal year 2006 by $1.8 million and $0.2 million, respectively.

•	The Company continues to face significant competition and challenges within the household products categories. However, we were encouraged by the performance of our household products during the first six months of the current fiscal year. For the six months ended February 28, 2006, sales of U.S. household products were up versus the same prior fiscal year period as a result of increases in distribution, increases in promotions and new products introduced during fiscal year 2005.

•	We continue to be focused and committed to innovation. We are pleased with our recent introductions of innovative products, and we continue to be encouraged by the Company’s accelerated pace of innovation, including potential new products currently in development. We see innovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations.

•	The rising cost of products sold negatively affected gross margins for the three and six months ended February 28, 2006 versus the same prior fiscal year periods. We continue to be concerned about rising costs of components and raw materials during the remainder of fiscal year 2006, particularly aerosol cans and petroleum-based products. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. Since that time, the Company has continued to experience increases in product costs. As a result, the Company will implement additional price increases on certain products during the third quarter of this fiscal year.

•	The Company adopted SFAS No. 123R, “Share-Based Payment” at the beginning of the current fiscal year. The incremental increase in compensation costs related to the adoption of SFAS No. 123R, excluding the associated tax benefits, totaled $0.6 million and $1.0 million for the three and six months ended February 28, 2006, respectively, and was recorded as a component of selling, general and administrative expenses.

•	Advertising and sales promotion expenses were down 6% in the first six months of the current fiscal year compared to the first six months of last fiscal year due primarily to the timing of consumer broadcast spending and print media in the U.S. The Company expects to increase its investment in advertising and promotional expenses during the remainder of fiscal year 2006.

RESULTS OF OPERATIONS

Second Quarter of Fiscal Year 2006 Compared to Second Quarter of Fiscal Year 2005

Net Sales

Net Sales by Segment

(in thousands)

	Three Months Ended February 28,
	2006	2005	$ Change	% Change
Americas	$45,477	$38,263	$7,214	19%
Europe	20,445	17,768	2,677	15%
Asia-Pacific	5,558	5,045	513	10%

Total net sales	$71,480	$61,076	$10,404	17%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period negatively impacted the growth of the Company’s sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $73.2 million, thus, the impact of the change in foreign currency exchange rates period over period negatively affected second quarter fiscal year 2006 sales by $1.7 million, or 2.3%.

Net Sales by Product Line

(in thousands)

	Three Months Ended February 28,
	2006	2005	$ Change	% Change
Lubricants	$49,066	$43,098	$5,968	14%
Household products	21,040	16,555	4,485	27%
Hand cleaners	1,374	1,423	(49)	(3)%

Total net sales	$71,480	$61,076	$10,404	17%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $34.3 million, or 48.0% of sales in the second quarter of fiscal year 2006, compared to $29.6 million, or 48.5% of sales in the second quarter of fiscal year 2005. The decrease in the gross margin percentage was attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. The increase in cost of products sold was partially offset by a decrease in advertising and promotional discounts, which positively impacted gross margin percentage by 1.4%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin from period to period.

To reduce the impact of rising costs, the Company increased prices for some of its products; the majority of such price increases were implemented in the third quarter of fiscal year 2005. The increase in pricing of certain products worldwide added approximately 1.4% to gross margin percentage in the current fiscal year second quarter compared to the same prior fiscal year period. However, as a result of the continued rise in costs of components, raw materials and finished goods since last fiscal year’s third quarter, the Company will implement additional price increases for some of its products; the majority of such prices increases are expected to be implemented during the third quarter of the current fiscal year.

The price increases are intended to reduce the effect of rising costs on gross margin percentage; however, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the second quarter of fiscal year 2006 increased to $17.3 million from $16.7 million for the same prior fiscal year period. The increase in SG&A was largely attributable to employee-related costs, increased stock-based compensation expense due to the adoption of a new accounting pronouncement, freight costs and professional services costs. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.3 million versus the prior fiscal year second quarter as a result of annual compensation increases and additional staffing for Sarbanes-Oxley compliance. Beginning in the current fiscal year, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $0.6 million incremental increase in compensation costs during the current fiscal year second quarter. Freight costs increased $0.4 million due to sales growth. As a percentage of net sales, freight costs in the current fiscal year second quarter were consistent with last fiscal year’s second quarter. Professional services costs increased $0.3 million due to an increase in legal, marketing, information technology and tax-related activities.

Also contributing to the increase in SG&A was $0.2 million of increased miscellaneous expenses such as depreciation and amortization, bonus, meeting and investor relations expenses. These increases were partially offset by $0.4 million of foreign currency exchange rate impact, $0.6 million of decreased bad debt expense related to the recoveries of bad debt, including a preference claim, and $0.2 million of decreased sales commissions.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the current fiscal year second quarter were $0.8 million compared to $0.9 million in the prior fiscal year second quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 24.2% in the second quarter of fiscal year 2006 and 27.4% in the second quarter of fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $4.8 million for the second quarter of fiscal year 2006, up from $3.4 million for the second quarter of fiscal year 2005 and, as a percentage of sales, increased to 6.8% in the second quarter of fiscal year 2006 from 5.6% in the comparable prior fiscal year period. The increase is related to the timing of investment in advertising activities in the current fiscal year compared to the prior fiscal year. In the prior fiscal year, media investment was concentrated in the first quarter. However, marketing investments in the U.S. were reduced in the second quarter of last fiscal year due to the ineffectiveness and inefficiencies of certain initiatives. The Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In the current fiscal year, media investment was concentrated in the second quarter and will continue during the second half of the fiscal year as the Company aligns its advertising and sales promotion activities with the distribution of its new products. Investment in global advertising and sales promotion expenses for fiscal year 2006 is expected to be in the range of 7.0% to 9.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the second quarter of fiscal year 2006, the total promotional costs recorded as reductions to sales were $3.6 million versus $5.0 million in the second quarter of fiscal year 2005. Therefore, the Company’s total advertising and sales promotion expenses totaled $8.4 million in each of the second quarters of fiscal years 2006 and 2005, respectively.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $130,000 in the second quarter of fiscal year 2006, compared to $142,000 in last fiscal year’s second quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its estimated eight-year life.

Income from Operations

Income from operations was $12.1 million, or 16.9% of sales in the second quarter of fiscal year 2006, compared to $9.3 million, or 15.3% of sales in the second quarter of fiscal year 2005. The increase in income from operations and the increase in income from operations as a percentage of sales were due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.9 million compared to $1.2 million for the quarters ended February 28, 2006 and 2005, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 million principal payment made in October 2005.

Other Income / Expense, net

Other income, net was $82,000 during the second quarter of fiscal year 2006, compared to $7,000 in the comparable prior fiscal year quarter, an increase of $75,000, which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.9% of taxable income for the second quarter of fiscal 2006, an increase from 34.8% in the prior fiscal year second quarter. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income, non-deductible stock-based compensation expense related to stock options granted to most non-U.S. taxpayers and the current impact of the phase out of Extraterritorial Income (“ETI”) benefits.

Net Income

Net income was $7.2 million, or $0.43 per common share on a fully diluted basis for the second quarter of fiscal year 2006, compared to $5.3 million, or $0.31 per common share for the second quarter of fiscal year 2005. The change in foreign currency exchange rates period over period had a negative impact of $0.2 million on second quarter fiscal year 2006 net income. Current fiscal year second quarter results translated at last fiscal year’s second quarter foreign currency exchange rates would have produced net income of $7.4 million.

Segment Results

Following is a discussion of sales by region for the current and prior year second quarter.

Americas

Net Sales

(in thousands)

	Three Months Ended February 28,
	2006	2005	$ Change	% Change
Americas
Lubricants	$26,021	$23,319	$2,702	12%
Household products	18,358	13,837	4,521	33%
Hand cleaners	1,098	1,107	(9)	(1)%

Sub-total	$45,477	$38,263	$7,214	19%

% of consolidated	64%	63%

The increase in lubricant sales in the Americas during the current fiscal year second quarter compared to the same prior year period is the result of WD-40 sales growth in the U.S., Canada and Latin America as sales increased by 10%, 9% and 25%, respectively. In the U.S., WD-40 sales were up due to strong performance across all trade channels and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Canada was also due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products also contributed to the sales growth in the second quarter of fiscal year 2006. 3-IN-ONE also contributed to the increase in lubricant sales as a result of growth in the U.S. and Latin America.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in the second quarter of fiscal year 2006 were up by $4.5 million, or 33%, compared to the same prior year period due to increases in the U.S. Sales in the U.S. increased by $4.4 million, or 35%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced during fiscal year 2005. However, the Company’s household products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 37% in the U.S. during the current fiscal year second quarter as compared to the same prior fiscal year period due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during the prior fiscal year second quarter, Spot Shot experienced decreased sales as a result of a key customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in the prior fiscal year second quarter. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Over the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 22% during the current fiscal year second quarter compared to the second quarter of last fiscal year due to increased promotional activities and expanded distribution through new trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 33% in the current fiscal year second quarter compared to the prior fiscal year second quarter due to increased sales of the 2000 Flushes clip-on product and promotional activities performed by a key customer. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. The clip-on product continues to maintain distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers as well as the competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners increased 62% in the current fiscal year second quarter versus the prior fiscal year second quarter due primarily to growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas were essentially flat in the current fiscal year second quarter compared to the same prior fiscal year period. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade.

For this region, 85% of sales came from the U.S., and 15% came from Canada and Latin America in the second quarter of fiscal year 2006, compared to the distribution in the second quarter of fiscal year 2005, when 84% of sales came from the U.S., and 16% came from Canada and Latin America.

Europe

Net Sales

(in thousands)

	Three Months Ended February 28,
	2006	2005	$ Change	% Change
Europe
Lubricants	$18,234	$15,582	$2,652	17%
Household products	2,211	2,185	26	1%
Hand cleaners	—	1	(1)	(100)%

Sub-total	$20,445	$17,768	$2,677	15%

% of consolidated	29%	29%

For the quarter ended February 28, 2006, sales in Europe grew to $20.4 million, up $2.7 million, or 15%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $22.2 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected second quarter fiscal year 2006 sales by approximately $1.8 million, or 8%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, Austria, Denmark and the Netherlands. Sales from these countries increased 19% in the current fiscal year second quarter versus the same prior fiscal year period. Sales from these countries also accounted for 74% of the region’s sales in the current fiscal year second quarter, up from 72% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year second quarter are as follows: the U.K., 14%; France, 1%; the Germanics group, 43%; Spain/Portugal, 20%; and Italy, 7%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40, 3-IN-ONE and 1001 Carpet Fresh No Vac. WD-40 sales were up 20% compared to the prior fiscal year second quarter due to increased promotional activities, increased distribution and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Sales of 3-IN-ONE increased 32% as a result of the introduction of 3-IN-ONE aerosol and the timing of promotions with key customers. 1001 Carpet Fresh No Vac sales increased 39% versus the prior fiscal year second quarter as a result of increased distribution and awareness. The sales growth in the Germanics group, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart

Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 5% in the second quarter of fiscal year 2006 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe. The distributor market accounted for approximately 26% of the total Europe segment sales in the current fiscal year second quarter compared to 28% in the prior fiscal year second quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales

(in thousands)

	Three Months Ended February 28,
	2006	2005	$ Change	% Change
Asia Pacific
Lubricants	$4,811	$4,197	$614	15%
Household products	471	533	(62)	(12)%
Hand cleaners	276	315	(39)	(12)%

Sub-total	$5,558	$5,045	$513	10%

% of consolidated	8%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the second quarter of fiscal year 2006 were $5.6 million, up $0.5 million, or 10%, compared to the second quarter of fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year second quarter negatively impacted current fiscal year second quarter sales by $73,000. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia.

Sales in Australia were up 9% primarily due to sales growth of WD-40 as a result of increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE and No Vac also contributed to the sales growth. 3-IN-ONE sales growth was due to the launch of new products. No Vac sales increased as it continues to gain market share in Australia. No Vac sales represented approximately 27% of total current fiscal year second quarter sales in Australia compared to 28% of last fiscal year’s second quarter sales.

Sales in Asia were up 10% in the current fiscal year second quarter as compared to the prior fiscal year second quarter due to increased WD-40 sales to customers in Korea, Hong Kong, Taiwan, Thailand, Indonesia and China, as the Company continues to expand into new markets. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was partially offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company may consider direct operations to help accelerate the growth of the markets in this region.

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

Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005

Net Sales

Net Sales by Segment

(in thousands)

	Six Months Ended February 28,
	2006	2005	$ Change	% Change
Americas	$91,733	$81,103	$10,630	13%
Europe	37,394	32,454	4,940	15%
Asia-Pacific	9,568	8,207	1,361	17%

Total net sales	$138,695	$121,764	$16,931	14%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period slightly offset the growth of the Company’s sales. The current fiscal year six-month results translated at last fiscal year’s period exchange rates would have produced sales of $140.5 million, thus, the impact of the change in foreign currency exchange rates period over period negatively affected sales in the first six months of fiscal year 2006 by $1.8 million, or 1.3%.

Net Sales by Product Line

(in thousands)

	Six Months Ended February 28,
	2006	2005	$ Change	% Change
Lubricants	$91,492	$80,168	$11,324	14%
Household products	43,970	38,334	5,636	15%
Hand cleaners	3,233	3,262	(29)	(1)%

Total net sales	$138,695	$121,764	$16,931	14%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $66.6 million, or 48.0% of sales for the six months ended February 28, 2006, compared to $60.2 million, or 49.5% of sales in the comparable period last year. The decrease in the gross margin percentage was primarily attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. Gross margin percentage was also negatively impacted during the current fiscal year first quarter as the Company incurred costs associated with slow-moving and reworked inventory. As a result, the Company focused on reducing excess inventory of certain products and offered significant discounts, which reduced gross margins. The discounts and costs associated with the slow-moving and reworked inventory negatively impacted the gross margin percentage by 0.4% for the six months ended February 28, 2006. The increase in cost of products sold and the costs associated with slow-moving and reworked inventory were partially offset by a decrease in advertising and promotional and other discounts, which positively impacted gross margin percentage by 0.6%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of certain promotional activities, as well as a shift in product mix, may cause fluctuations in gross margin from period to period.

To reduce the impact of rising costs, the Company increased prices for some of its products; the majority of such price increases were implemented in the third quarter of fiscal year 2005. The increase in pricing of certain products worldwide added approximately 1.4% to gross margin percentage in the first six months of the current fiscal year compared to the same prior fiscal year period. However, as a result of the continued rise in costs of components, raw materials and finished goods since last fiscal year’s third quarter, the Company will implement additional price increases for some of its products; the majority of such prices increases are expected to be implemented during the third quarter of the current fiscal year.

The price increases are intended to reduce the effect of rising costs on gross margin percentage; however, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the six months ended February 28, 2006 increased to $33.6 million from $32.1 million for the same period last year. The increase in SG&A was largely attributable to employee-related costs, stock-based compensation expense due to the adoption of a new accounting pronouncement, professional services costs, freight costs and research and development costs. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.8 million versus the same prior fiscal year period as a result of annual compensation increases and additional staffing for Sarbanes-Oxley compliance. Beginning in the current fiscal year, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $1.0 million incremental increase in compensation costs during the first six months of fiscal year 2006. The increase in professional services costs of $0.6 million related to information technology, marketing, legal and tax-related consulting. Freight costs increased $0.5 million due to sales growth. As a percentage of net sales, freight costs in the first six months of the current fiscal year were consistent with the same period last fiscal year. Research and development costs increased $0.2 million due to increased new product development activity.

Also contributing to the increase in SG&A was $0.3 million of increased miscellaneous expenses such as depreciation and amortization, overhead expenses, bonus and meeting expenses. These increases were partially offset by $0.5 million of foreign currency exchange rate impact, $1.0 million of decreased bad debt expense related to recoveries of bad debt, including a preference claim, $0.3 million of decreased sales commissions and $0.1 million of decreased investor relations and insurance costs.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the first six months of the current fiscal year were $1.6 million compared to $1.4 million in the same prior fiscal year period. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 24.2% in the first six months of fiscal year 2006 and 26.4% in the first six months of fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $8.2 million for the first six months of fiscal year 2006, down from $8.7 million for the same period last year, and as a percentage of sales, decreased to 5.9% for the current period from 7.2% in the comparable prior year period. The decrease is related to the timing of investment in advertising activities in the current fiscal year compared to the prior fiscal year. In the prior fiscal year, media investment was concentrated in the first quarter. However, marketing investments in the U.S. were reduced in the second quarter of last fiscal year due to the ineffectiveness and inefficiencies of certain initiatives. The Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In the current fiscal year, media investment did not begin until the second quarter. Media investment will also continue during the second half of the fiscal year as the Company aligns its advertising and sales promotion activities with the distribution of its new products. Investment in global advertising and sales promotion expenses for fiscal year 2006 is expected to be in the range of 7.0% to 9.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the first half of fiscal year 2006, the total promotional costs recorded as reductions to sales were $7.4 million versus $9.9 million in the first half of fiscal year 2005. Therefore, the Company’s total advertising and sales promotion expenses totaled $15.6 million and $18.6 million in the first half of fiscal years 2006 and 2005, respectively.

Amortization of Intangible Assets Expense

Amortization of intangible assets expense was $0.3 million for each the six months ended February 28, 2006 and 2005. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its estimated eight-year life.

Income from Operations

Income from operations was $24.5 million, or 17.7% of sales for the first six months of fiscal year 2006, compared to $19.1 million, or 15.7% of sales for the same six-month period in fiscal year 2005. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.9 million and $2.7 million during the six months ended February 28, 2006 and 2005, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 principal payment made in October 2005.

Other Income / Expense, net

Other income, net was $0.2 million during the first six months of fiscal 2006, compared to $0.3 million in the same prior fiscal year period, a decrease of $0.1 million, which was due to decreased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.6% of taxable income for the first six months of fiscal 2006, an increase from 34.9% in the comparable prior fiscal year period. The increase in tax rate is due to the impact of reduced low income housing credits, the growth of worldwide income, non-deductible stock-based compensation expense related to stock options granted to most non-U.S. taxpayers and the current impact of the phase out of Extraterritorial Income (“ETI”) benefits.

Net Income

Net income was $14.7 million, or $0.88 per common share on a fully diluted basis for the six months ended February 28, 2006, compared to $10.9 million, or $0.65 per common share for the six months ended February 28, 2005. The change in foreign currency exchange rates period over period had a negative impact of $0.2 million on net income for the first six months of fiscal year 2006. Current year six-month results translated at last fiscal year’s period exchange rates would have produced net income of $14.9 million.

Segment Results

Following is a discussion of sales by region for the current and prior year six-month periods.

Americas

Net Sales

(in thousands)

	Six Months Ended February 28,
	2006	2005	$ Change	% Change
Americas
Lubricants	$50,245	$45,475	$4,770	10%
Household products	38,845	33,030	5,815	18%
Hand cleaners	2,643	2,598	45	2%

Sub-total	$91,733	$81,103	$10,630	13%

% of consolidated	66%	67%

Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $91.3 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2006 by approximately $0.4 million.

The increase in lubricant sales in the Americas during the first six months of the current fiscal year compared to the same prior fiscal year period is the result of WD-40 sales growth in the U.S., Canada and Latin America as sales increased by 9%, 5% and 24%, respectively. In the U.S., WD-40 sales were up due to strong performance across all trade channels and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Canada was also due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products also contributed to the sales growth in the Americas in the first six months of fiscal year 2006. 3-IN-ONE also contributed to the increase in lubricant sales as a result of growth in the U.S., Canada and Latin America.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in the first half of fiscal year 2006 were up by $5.8 million, or 18%, compared to the same prior year period due to increases in the U.S. Sales in the U.S. increased by $5.9 million, or 20%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced during fiscal year 2005. However, the Company’s household products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 20% in the U.S. during the first six months of the current fiscal year as compared to the same prior fiscal year period due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during the first six months of the prior fiscal year, Spot Shot experienced decreased sales as a result of a key customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in the first six months of the prior fiscal year. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Over the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 18% in the first six months of the current fiscal year versus the same period last fiscal year due to increased promotional activities and expanded distribution through new trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 15% in the first half of the current fiscal year compared to the first half of the prior fiscal year due to increased sales of the 2000 Flushes clip-on product and promotional activities performed by a key customer. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category. The clip-on product continues to maintain distribution, although that category has declined due to a reduction in consumer marketing support by manufacturers as well as the competition from the manual bowl cleaning category.

U.S. sales of the X-14 hard surface cleaners increased 41% in the first six months of the current fiscal year versus the same prior fiscal year period due primarily to growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas increased 2% in the first six months of the current fiscal year compared to the same prior fiscal year period. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade.

For this region, 85% of sales came from the U.S., and 15% came from Canada and Latin America in each of the first six months of fiscal years 2006 and 2005.

Europe

Net Sales

(in thousands)

	Six Months Ended February 28,
	2006	2005	$ Change	% Change
Europe
Lubricants	$33,154	$28,163	$4,991	18%
Household products	4,240	4,280	(40)	(1)%
Hand cleaners	—	11	(11)	(100)%

Sub-total	$37,394	$32,454	$4,940	15%

% of consolidated	27%	27%

For the six months ended February 28, 2006, sales in Europe grew to $37.4 million, up $4.9 million, or 15%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of sales. The current fiscal year-to-date period results translated at last fiscal year’s period exchange rates would have produced sales of $39.6 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected the current fiscal year-to-date sales by approximately $2.2 million, or 6%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, Austria, Denmark and the Netherlands. Sales from these countries increased 14% in the first six months of the current fiscal year versus the same prior fiscal year period. Sales from these countries also accounted for 71% of the region’s sales in the first six months of the current fiscal year, down from 72% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year’s first six months are as follows: the U.K., 12%; France, 2%; the Germanics group, 32%; Spain/Portugal, 9%; and Italy, 10%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40, 3-IN-ONE and 1001 Carpet Fresh No Vac. WD-40 sales were up 21% in the first six months of the current fiscal year compared to the same prior fiscal year period due to increased promotional activities, increased distribution and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Sales of 3-IN-ONE increased 16% as a result of the introduction of 3-IN-ONE aerosol and the timing of promotions with key customers. 1001 Carpet Fresh No Vac sales were up 61% versus the prior fiscal year period as a result of increased distribution and awareness. However, these sales increases were partially offset by a decrease in the 1001 base brand and 1001 Spot Shot as a result of strong competitive activity. The sales growth in the Germanics group, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 18% in the first six months of fiscal year 2006 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe and the Middle East. The distributor market accounted for approximately 29% of the total Europe segment sales in the first six months of the current fiscal year compared to 28% in the same prior fiscal year period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales

(in thousands)

	Six Months Ended February 28,
	2006	2005	$ Change	% Change
Asia-Pacific
Lubricants	$8,093	$6,530	$1,563	24%
Household products	885	1,024	(139)	(14)%
Hand cleaners	590	653	(63)	(10)%

Sub-total	$9,568	$8,207	$1,361	17%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first six months of fiscal year 2006 were $9.6 million, up $1.4 million, or 17%, compared to the first six months of fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year period did not significantly impact the current fiscal year period sales. Asia-Pacific sales benefited from increased lubricant sales primarily in Asia.

Sales in Australia were up 3% due to increased sales of WD-40, 3-IN-ONE and No Vac. WD-40 sales were up due to increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE sales were up due to the launch of new products. No Vac sales increased as it continues to gain market share in Australia. No Vac sales represented approximately 26% of total current fiscal year-to-date sales in Australia compared to 25% of prior fiscal year-to-date sales.

Sales in Asia were up 26% in the first six months of the current fiscal year compared to the same prior fiscal year period due to increased WD-40 sales to customers in China, Hong Kong, Indonesia, Malaysia, Korea, Taiwan and Thailand, as the Company continues to expand into new markets. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was partially offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company may consider direct operations to help accelerate the growth of the markets in this region.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended February 28, 2006, cash and cash equivalents decreased by $3.5 million, from $37.1 million at the end of fiscal year 2005 to $33.6 million at February 28, 2006. Operating cash flow of $13.6 million was offset by cash used in investing activities of $1.7 million and cash used in financing activities of $15.5 million.

Current assets increased by $1.2 million to $102.4 million at February 28, 2006, up from $101.2 million at August 31, 2005. Accounts receivable increased slightly to $44.8 million, up $0.3 million from $44.5 million at August 31, 2005, as a result of timing. Inventory increased to $12.5 million, up by $4.5 million from $8.0 million at August 31, 2005 due to inventory acquired to support new product introductions and promotions, including the WD-40 No-Mess Pen. Additionally, as the Company expands its manufacturing sourcing outside of its historical contract packager model, there is the potential need for the Company to carry higher levels of inventory. Product held at contract packagers increased to $2.2 million, up from $1.8 million at August 31, 2005 due to the timing of shipments of product versus payments received. Other current assets decreased by $0.4 million to $6.4 million at February 28, 2006, down from $6.8 million at August 31, 2005 as the result of timing of prepaid expenses.

Current liabilities were $46.7 million at February 28, 2006 and at August 31, 2005. Accounts payable and accrued liabilities decreased by $2.1 million due both to timing and to lower sales levels in the second quarter of the current fiscal year compared to the fourth quarter of fiscal year 2005. Accrued payroll and related expenses were down $0.6 million due to the timing for the accrual and payment of profit sharing. At February 28, 2006, the accrued profit sharing balance included only two months of accrual compared to the eight months of accrual at the end of fiscal year 2005 as the Company’s profit sharing plan is based on a calendar year. Income taxes payable increased $2.7 million due to the timing of payments for federal income taxes.

At February 28, 2006, working capital increased to $55.7 million, up $1.2 million from $54.5 million at the end of fiscal year 2005. The current ratio was 2.2 at February 28, 2006 and August 31, 2005.

Net cash provided by operating activities for the six months ended February 28, 2006 was $13.6 million. This amount consisted of $14.7 million from net income with an additional $3.7 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML Company L.L.C. (VML) and stock-based compensation along with $4.8 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first six months of fiscal year 2006 was $1.7 million. Capital expenditures of $1.9 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2006, the Company expects to spend approximately $4.4 million for new capital assets, largely driven by new product development.

For the first six months of fiscal year 2006, net cash used in financing activities included a $10.7 million principal payment on debt in October 2005 and $7.3 million of dividend payments, partially offset by $2.3 million in proceeds from the exercise of common stock options and $0.2 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the first principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due each October 18th for six years thereafter.

Management believes the Company has access to sufficient capital through the combination of available cash balances and internally generated funds. Management considers various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing the business.

On March 28, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on April 28, 2006 to shareholders of record on April 17, 2006. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in more detail in Note 6—Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I—Item 1.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and six months ended February 28, 2006 includes an additional $0.6 million and $1.0 million, respectively, of compensation expense and an additional $0.1 and $0.2 million, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements as compared to the same periods last fiscal year.

As of February 28, 2006, there was $2.2 million and $0.1 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.9 years and 3.7 years, respectively.

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

Readers are also directed to refer to Note 6—Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I—Item 1.

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

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company completed its evaluation in the second quarter of fiscal year 2006 and foresees no benefit in the repatriation of foreign earnings. As a result, the Company does not anticipate repatriating earnings under the provisions of this act.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $150,000 for the three months ended February 28, 2006, and equity earnings of $40,000 for the three months ended February 28, 2005. For the six months ended February 28, 2006, the Company recorded equity losses related to its investment in VML of $96,000. For the six months ended February 28, 2005, the Company recorded equity earnings of $146,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of February 28, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s balance sheet. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings or losses and accretion of investment, was approximately $9.7 million and $8.4 million during the three months ended February 28, 2006 and 2005, respectively, and $20.4 million and $18.0 million during the six months ended February 28, 2006 and 2005, respectively. The Company had product payables to VML of $1.0 million and $1.9 million at February 28, 2006 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended February 28, 2006 and 2005, and $95,000 during each of the six months ended February 28, 2006 and 2005.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2006, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

The Company has been named as a defendant in an increasing number of lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers. The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. Although potentially hazardous quantities of benzene may be found in products of other defendant companies, including other lubricants and penetrating oils, the Company specifies that its suppliers provide constituent ingredients free of benzene, and the Company believes its products have always been formulated without containing benzene. The Company is vigorously defending these lawsuits in an effort to demonstrate conclusively that its products do not contain benzene, and that they have not contained benzene in prior years.

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

During the quarter ended February 28, 2006, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

ITEM 1A.	Risk Factors

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, competition, political and economic risks, business risks, risk that operating results and net earnings may not meet expectations, regulatory risks, acquisition risk, debt financing risk, protection of intellectual property, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships and natural disasters. These risk factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 following Item 7A under the heading “Other Risk Factors”.

The following additional risks with respect to the Company’s inventory should be considered. As the Company expands its manufacturer sourcing outside of its traditional contract manufacturing and distribution model, there has recently been and may continue to be a need for the Company to carry higher levels of inventory throughout an expanding network. As a result, the Company faces risks associated with managing both increased levels and types of inventory throughout a more complex supply chain. The Company’s financial condition, results of operations or cash flows could be adversely affected in the event that the Company is not able to effectively manage inventory at appropriate levels.

There were no other material changes during the most recent fiscal quarter in the risk factors described in the Company’s Annual Report on Form 10-K.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the competitive environment within the household products category in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the expected gross profit margin, the expected amount of future advertising and promotional expenses, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions and legal proceedings.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting on December 13, 2005, the following matters were voted upon and approved by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	Election of Directors.
	John C. Adams, Jr.	15,190,107	48,264
	Giles H. Bateman	15,188,044	50,327
	Peter D. Bewley	15,193,125	45,246
	Richard A. Collato	15,187,186	51,185
	Mario L. Crivello	15,170,620	67,751
	Linda A. Lang	15,192,125	46,246
	Gary L. Luick	15,177,015	61,356
	Kenneth E. Olson	15,177,550	60,821
	Garry O. Ridge	15,186,394	51,977
	Neal E. Schmale	15,189,052	49,319

		Number of Shares
		Voted For	Voted Against	Abstain
2.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2006	15,030,076	191,365	16,929

ITEM 6.	Exhibits

Exhibit No.		Description
Certificate of Incorporation and Bylaws

3	(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3	(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

Material Contracts

10	(a)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006.

10	(b)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006.

10	(c)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006.

10	(d)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006.

10	(e)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006.

10	(f)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006.

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002).

32	(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

32	(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 10, 2006	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)