Form 10-Q
period 2006-05-31
WD 40 CO
filed 2006-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2006

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

Yes  ☐      No  ☒

As of June 30, 2006, 16,891,595 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	May 31, 2006	August 31, 2005
Assets
Current assets:
Cash and cash equivalents	$24,378,000	$37,120,000
Short-term investments	20,300,000	—
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,885,000 and $1,506,000	40,087,000	44,487,000
Product held at contract packagers	1,488,000	1,814,000
Inventories	15,434,000	8,041,000
Current deferred tax assets, net	4,704,000	2,946,000
Other current assets	3,256,000	6,784,000

Total current assets	109,647,000	101,192,000
Property, plant and equipment, net	9,042,000	8,355,000
Goodwill	96,044,000	95,858,000
Other intangibles, net	42,753,000	42,884,000
Investment in related party	893,000	1,112,000
Other assets	4,305,000	4,852,000

	$262,684,000	$254,253,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	12,283,000	13,671,000
Accounts payable to related party	714,000	1,945,000
Accrued liabilities	12,071,000	14,058,000
Accrued payroll and related expenses	5,296,000	3,828,000
Income taxes payable	4,336,000	2,484,000

Total current liabilities	45,414,000	46,700,000
Long-term debt	53,571,000	64,286,000
Deferred employee benefits and other long-term liabilities	1,958,000	1,838,000
Long-term deferred tax liabilities, net	12,998,000	11,363,000

Total liabilities	113,941,000	124,187,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,425,743 and 17,222,410 shares issued	17,000	17,000
Paid-in capital	59,326,000	52,990,000
Unearned stock-based compensation	—	(136,000)
Retained earnings	100,730,000	89,983,000
Accumulated other comprehensive income	3,696,000	2,238,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	148,743,000	130,066,000

	$262,684,000	$254,253,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Income

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net sales	$73,052,000	$65,149,000	$211,747,000	$186,913,000
Cost of products sold (including cost of products acquired from related party of $10,775,000 and $9,730,000 for the three months ended May 31, 2006 and 2005, respectively; and $31,221,000 and $27,682,000 for the nine months ended May 31, 2006 and 2005, respectively)	37,633,000	33,897,000	109,738,000	95,445,000

Gross profit	35,419,000	31,252,000	102,009,000	91,468,000
Operating expenses:
Selling, general and administrative	18,356,000	15,425,000	51,980,000	47,537,000
Advertising and sales promotion	5,923,000	4,650,000	14,097,000	13,359,000
Amortization of intangible asset	132,000	141,000	394,000	418,000

Income from operations	11,008,000	11,036,000	35,538,000	30,154,000
Other income (expense):
Interest expense, net	(953,000)	(1,350,000)	(2,811,000)	(4,036,000)
Other income, net	181,000	128,000	404,000	459,000

Income before income taxes	10,236,000	9,814,000	33,131,000	26,577,000
Provision for income taxes	3,190,000	3,452,000	11,341,000	9,302,000

Net income	$7,046,000	$6,362,000	$21,790,000	$17,275,000

Earnings per common share:
Basic	$0.42	$0.38	$1.30	$1.04

Diluted	$0.42	$0.38	$1.29	$1.03

Weighted average common shares outstanding, basic	16,829,760	16,671,190	16,745,433	16,612,003

Weighted average common shares outstanding, diluted	16,969,770	16,885,504	16,857,735	16,806,178

Dividends declared per share	$0.22	$0.22	$0.66	$0.62

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net income	$21,790,000	$17,275,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,571,000	2,182,000
Gains on sales and disposals of property and equipment	(24,000)	(13,000)
Deferred income tax expense	(437,000)	5,854,000
Tax benefit from exercise of stock options	—	354,000
Excess tax benefits from exercise of stock options	(321,000)	—
Distributions received and equity losses (earnings) from related party, net	219,000	(37,000)
Stock-based compensation	1,396,000	15,000
Changes in assets and liabilities:
Trade accounts receivable	5,283,000	4,995,000
Product held at contract packagers	326,000	101,000
Inventories	(7,029,000)	(1,530,000)
Other assets	3,623,000	(2,351,000)
Accounts payable and accrued expenses	(2,288,000)	(2,164,000)
Accounts payable to related party	(1,231,000)	(547,000)
Income taxes payable	2,141,000	(1,998,000)
Deferred employee benefits and other long-term liabilities	78,000	112,000

Net cash provided by operating activities	26,097,000	22,248,000

Cash flows from investing activities:
Purchases of short-term investments	(20,300,000)	—
Proceeds from collections on note receivable	50,000	—
Capital expenditures	(2,446,000)	(1,996,000)
Proceeds from sales of property and equipment	210,000	92,000

Net cash used in investing activities	(22,486,000)	(1,904,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,000,000)
Proceeds from issuance of common stock	4,755,000	2,568,000
Excess tax benefits from exercise of stock options	321,000	—
Dividends paid	(11,043,000)	(10,298,000)

Net cash used in financing activities	(16,681,000)	(17,730,000)

Effect of exchange rate changes on cash and cash equivalents	328,000	16,000

(Decrease) increase in cash and cash equivalents	(12,742,000)	2,630,000
Cash and cash equivalents at beginning of period	37,120,000	29,433,000

Cash and cash equivalents at end of period	$24,378,000	$32,063,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net income	$7,046,000	$6,362,000	$21,790,000	$17,275,000
Other comprehensive income (loss):
Equity adjustment from foreign currency translation, net of tax provision / (benefit) of $464,000 and ($439,000) for the three months ended May 31, 2006 and 2005, respectively; and $300,000 and $85,000 for the nine months ended May 31, 2006 and 2005, respectively	1,935,000	(1,209,000)	1,458,000	666,000

Total comprehensive income	$8,981,000	$5,153,000	$23,248,000	$17,941,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2006

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

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

Short-term Investments

The Company’s short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. In the prior fiscal year, the Company did not carry any short-term investments.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent and 8 percent of the Company’s consolidated net sales during the three months ended May 31, 2006 and 2005, respectively, and 8 percent of the Company’s consolidated net sales during each of the nine months ended May 31, 2006 and 2005, respectively. Excluding sales to U.S. Wal-Mart

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 5 percent and 4 percent during the three months ended May 31, 2006 and 2005, respectively, and 4 percent during each of the nine months ended May 31, 2006 and 2005, respectively.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended May 31, 2006 and 2005.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,829,760	16,671,190	16,745,433	16,612,003
Weighted average dilutive securities	140,010	214,314	112,302	194,175

Weighted average common shares outstanding, diluted	16,969,770	16,885,504	16,857,735	16,806,178

Weighted average options outstanding totaling 111,246 and 116,000 for the three months ended May 31, 2006 and 2005, respectively, and 473,342 and 218,933 for the nine months ended May 31, 2006 and 2005, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally for the three and nine months ended May 31, 2006, weighted average options outstanding totaling 212,196 and 264,780, respectively, were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options.

Recent Accounting Pronouncements

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” Any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. On May 24, 2006, the U.S. Treasury Department issued the final regulations concerning the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Based on the final regulations, the Company has completed its evaluation of the impact of Internal Revenue Code Section 199 provided by the Act and has determined that the deduction, which will be included in the fiscal year 2006 tax return, will result in a reduction of approximately one-half of a percent to the Company’s effective tax rate for fiscal year 2006.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

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

	As of May 31, 2006	As of August 31, 2005
Gross carrying amount	$4,458,000	$4,287,000
Accumulated amortization	(1,207,000)	(759,000)

Net carrying amount	$3,251,000	$3,528,000

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Amortization expense	$132,000	$141,000	$394,000	$418,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2006	$139,000
Fiscal year 2007	557,000
Fiscal year 2008	557,000
Fiscal year 2009	557,000
Fiscal year 2010	557,000
Thereafter	884,000

$3,251,000

Changes in definite-lived intangibles by segment for the nine months ended May 31, 2006 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$—	$3,528,000	$—	$3,528,000
Amortization	—	(394,000)	—	(394,000)
Translation adjustments	—	117,000	—	117,000

Balance as of May 31, 2006	$—	$3,251,000	$—	$3,251,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in indefinite-lived intangibles by segment for the nine months ended May 31, 2006 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$35,700,000	$3,656,000	$—	$39,356,000
Translation adjustments	—	146,000	—	146,000

Balance as of May 31, 2006	$35,700,000	$3,802,000	$—	$39,502,000

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2006 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000	$95,858,000
Translation adjustments	28,000	158,000	—	186,000

Balance as of May 31, 2006	$85,656,000	$9,176,000	$1,212,000	$96,044,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of May 31, 2006	As of August 31, 2005
Inventories
Raw materials and components	$1,592,000	$1,672,000
Work-in-process (1)	2,290,000	288,000
Finished goods	11,552,000	6,081,000

	$15,434,000	$8,041,000

(1) Consists of WD-40 No-Mess Pens that require final packaging before being offered for sale.

Other Current Assets
Prepaid expenses and other	$2,907,000	$4,140,000
Federal income taxes receivable	349,000	2,644,000

	$3,256,000	$6,784,000

Property, Plant and Equipment, net
Land	$580,000	$572,000
Buildings and improvements	4,096,000	4,012,000
Furniture and fixtures	1,102,000	1,063,000
Computer and office equipment	3,376,000	2,806,000
Software	3,096,000	2,799,000
Machinery, equipment and vehicles	7,129,000	6,135,000

	19,379,000	17,387,000
Less: accumulated depreciation	(10,337,000)	(9,032,000)

	$9,042,000	$8,355,000

Other Intangibles, net
Intangibles with indefinite lives	$39,502,000	$39,356,000
Intangibles with definite lives	4,458,000	4,287,000
Less: accumulated amortization	(1,207,000)	(759,000)

	$42,753,000	$42,884,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,155,000	$9,189,000
Other	4,916,000	4,869,000

	$12,071,000	$14,058,000

NOTE 4 - RELATED PARTIES

VML Company L.L.C. (VML), a Delaware Limited Liability Company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $51,000 for the three months ended May 31, 2006, and equity earnings of $119,000 for the three months ended May 31, 2005. For the nine months ended May 31, 2006, the Company recorded equity losses related to its investment in VML of $147,000. For the nine months ended May 31, 2005, the Company recorded equity earnings related to its investment in VML of $264,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of May 31, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings or losses and accretion of investment, was approximately $10.8 million and $9.7 million during the three months ended May 31, 2006 and 2005, respectively, and $31.2 million and $27.7 million during the nine months ended May 31, 2006 and 2005, respectively. The Company had product payables to VML of $0.7 million and $1.9 million at May 31, 2006 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended May 31, 2006 and 2005, and $143,000 during each of the nine months ended May 31, 2006 and 2005.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California. The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to a similar case that was dismissed by the San Diego Superior Court in April 2005. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

The Company has been named as a defendant in an increasing number of lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers. The Company is one of many defendants in these legal proceedings whose products are alleged to

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene, and the Company believes its products have always been formulated without containing benzene. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the benzene lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s financial condition or results of operations. The Company is vigorously defending these lawsuits in an effort to demonstrate conclusively that its products do not contain benzene, and that they have not contained benzene in prior years. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of benzene lawsuits filed against the Company continues to increase, it is reasonably possible that such costs of defense may materially affect the Company’s results of operations and cash flows in future periods.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2006.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of May 31, 2006.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of May 31, 2006 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and nine months ended May 31, 2006 includes $0.4 million and $1.4 million, respectively, of compensation expense and $0.2 million and $0.4 million, respectively, of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options

At May 31, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At May 31, 2006, options for 1,312,054 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. The exercise price of all options granted during the three and nine-month periods ended May 31, 2006 and 2005 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income for the first nine months of fiscal year 2005.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and nine months ended May 31, 2006 and 2005:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006(1)	2005(1)	2006	2005
Risk-free interest rate	n/a	n/a	4.34%	2.90%
Expected volatility of common stock	n/a	n/a	25.11%	41.37%
Dividend yield	n/a	n/a	3.22%	2.88%
Expected option term	n/a	n/a	4.85 years	3.00 years

(1)	No options were granted during the three-month periods ended May 31, 2006 and 2005.

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The increase in the expected term period over period is due to anticipated lower volatility in the future and to a change in the mix of employees receiving stock option awards. The expected volatility is based on the historical volatility of the Company’s stock. For option grants during the nine months ended May 31, 2006, the expected volatility computation is based on the average of the volatility over the most recent one-year period, the most recent period commensurate with the expected option term and WD-40’s long-term mean reversion volatility. For option grants during the nine months ended May 31, 2005, the expected volatility computation is based on the volatility over the five and three-year periods prior to the date of grant of such prior year options. Beginning in the first quarter of fiscal year 2006, the Company revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the status of the Company’s stock option plan as of May 31, 2006 and of changes in options outstanding under the plan during the nine months ended May 31, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,381,896	$26.27
Options granted	247,000	$27.35
Options exercised	(197,234)	$24.11
Options forfeited or expired	(28,815)	$29.04

Options outstanding at May 31, 2006	1,402,847	$26.71	6.60	$8,163,000

Options vested and exercisable at May 31, 2006	955,165	$26.21	5.63	$6,039,000

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the nine months ended May 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $5.61 per option and $7.27 per option, respectively. There were no options granted during each of the three months ended May 31, 2006 and 2005. The total intrinsic value of options exercised was $0.7 million and $0.3 million during the three months ended May 31, 2006 and 2005, respectively. For the nine months ended May 31, 2006 and 2005, the total intrinsic value of options exercised was $1.4 million and $1.1 million, respectively.

As of May 31, 2006, there was $1.9 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

Cash received from stock option exercises for the three months ended May 31, 2006 and 2005 was $2.4 million and $0.7 million, respectively. Cash received from stock option exercises for the nine months ended May 31, 2006 and 2005 was $4.8 million and $2.6 million, respectively. The income tax benefits from stock option exercises totaled $0.1 million for each of the three months ended May 31, 2006 and 2005. For the nine months ended May 31, 2006 and 2005, the income tax benefits from stock option exercises totaled $0.3 million and $0.4 million, respectively.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net income, as reported	$6,362,000	$17,275,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(291,000)	(954,000)

Pro forma net income	$6,071,000	$16,321,000

Earnings per common share:
Basic - as reported	$0.38	$1.04

Basic - pro forma	$0.36	$0.98

Diluted - as reported	$0.38	$1.03

Diluted - pro forma	$0.36	$0.98

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

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of May 31, 2006, there was $279,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.9 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders’ equity at August 31, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in-capital.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s restricted stock awards as of May 31, 2006 and of changes in restricted stock outstanding under the plan during the nine months ended May 31, 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2005	4,828	$32.62
Shares issued	6,099	$30.32
Shares vested	(426)	$31.89
Shares forfeited	—	$ —

Restricted stock awards outstanding at May 31, 2006	10,501	$31.31

NOTE 7 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

The tables below present information about reported segments:

Three Months Ended:	Americas	Europe	Asia-Pacific	Total
May 31, 2006
Net sales	$47,162,000	$20,589,000	$5,301,000	$73,052,000
Income from operations	$7,319,000	$2,711,000	$978,000	$11,008,000
Depreciation and amortization expense	$537,000	$309,000	$26,000	$872,000
Interest income	$193,000	$52,000	$4,000	$249,000
Interest expense	$1,202,000	$—	$—	$1,202,000
Total assets	$205,469,000	$52,075,000	$5,140,000	$262,684,000
May 31, 2005
Net sales	$43,705,000	$16,762,000	$4,682,000	$65,149,000
Income from operations	$7,812,000	$2,162,000	$1,062,000	$11,036,000
Depreciation and amortization expense	$392,000	$330,000	$20,000	$742,000
Interest income	$190,000	$42,000	$5,000	$237,000
Interest expense	$1,587,000	$—	$—	$1,587,000
Total assets	$192,190,000	$42,354,000	$4,915,000	$239,459,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (Continued)

Nine Months Ended:	Americas	Europe	Asia-Pacific	Total
May 31, 2006
Net sales	$138,895,000	$57,983,000	$14,869,000	$211,747,000
Income from operations	$23,016,000	$9,472,000	$3,050,000	$35,538,000
Depreciation and amortization expense	$1,581,000	$920,000	$70,000	$2,571,000
Interest income	$757,000	$153,000	$13,000	$923,000
Interest expense	$3,734,000	$—	$—	$3,734,000
Total assets	$205,469,000	$52,075,000	$5,140,000	$262,684,000
May 31, 2005
Net sales	$124,808,000	$49,216,000	$12,889,000	$186,913,000
Income from operations	$19,362,000	$7,781,000	$3,011,000	$30,154,000
Depreciation and amortization expense	$1,186,000	$935,000	$61,000	$2,182,000
Interest income	$586,000	$108,000	$15,000	$709,000
Interest expense	$4,745,000	$—	$—	$4,745,000
Total assets	$192,190,000	$42,354,000	$4,915,000	$239,459,000

Product Line Information	Net Sales
	May 31, 2006	May 31, 2005
Three Months Ended:
Lubricants	$48,807,000	$43,116,000
Household products	22,760,000	20,268,000
Hand cleaners	1,485,000	1,765,000

	$73,052,000	$65,149,000

Nine Months Ended:
Lubricants	$140,299,000	$123,284,000
Household products	66,730,000	58,602,000
Hand cleaners	4,718,000	5,027,000

	$211,747,000	$186,913,000

NOTE 8 - SUBSEQUENT EVENTS

On June 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on July 31, 2006 to shareholders of record on July 17, 2006.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2006	2005	% Change	2006	2005	% Change
Net sales	$73,052	$65,149	12%	$211,747	$186,913	13%
Gross profit	$35,419	$31,252	13%	$102,009	$91,468	12%
Income from operations	$11,008	$11,036	0%	$35,538	$30,154	18%
Net income	$7,046	$6,362	11%	$21,790	$17,275	26%
Earnings per common share (diluted)	$0.42	$0.38	10%	$1.29	$1.03	26%

HIGHLIGHTS

•	In the third quarter, sales in the Americas increased 8% compared to the same prior fiscal year period, combined with sales increases of 23% and 13% in Europe and Asia-Pacific, respectively. For the nine months ended May 31, 2006, sales in the Americas increased 11% as compared to the same prior fiscal year period, combined with sales increases of 18% and 15% in Europe and Asia-Pacific, respectively.

•	In the third quarter, lubricant sales were up 13%, household product sales were up 12% and hand cleaner sales were down 16%. For the nine months ended May 31, 2006, lubricant sales were up 14%, household product sales were up 14% and hand cleaner sales were down 6%.

•	Changes in foreign currency exchange rates compared to the same prior fiscal year third quarter and year-to-date periods partially offset the growth of our sales as well as growth in expenses. The current third quarter results translated at last fiscal year’s period exchange rates would have produced sales of $74.4 million and net income of $7.1 million. The impact of the change in foreign currency exchange rates period over period negatively affected sales and net income for the current third quarter by $1.3 million and $0.1 million, respectively. The current year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $214.9 million and net income of $22.1 million. The impact of the change in foreign currency exchange rates period over period negatively affected sales and net income for the first nine months of fiscal year 2006 by $3.2 million and $0.3 million, respectively.

•	The Company continues to face significant competition and challenges within the household products categories. However, we were encouraged by the performance of our household products during the first nine months of the current fiscal year. For the nine months ended May 31, 2006, sales of U.S. household products were up 18% versus the same prior fiscal year period as a result of increases in distribution, increases in promotions and new products introduced during fiscal year 2005.

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

•	The rising cost of products sold negatively affected gross margins for the nine months ended May 31, 2006 versus the same prior fiscal year period. We continue to be concerned about rising costs of components and raw materials during the remainder of fiscal year 2006. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. Since that time, the Company has continued to experience increases in product costs. As a result, the Company implemented additional price increases on certain products during the third quarter of this fiscal year.

•	The Company adopted SFAS No. 123R, “Share-Based Payment” at the beginning of the current fiscal year. The incremental increase in compensation costs related to the adoption of SFAS No. 123R, excluding the associated tax benefits, totaled $0.4 million and $1.4 million for the three and nine months ended May 31, 2006, respectively, and was recorded as a component of selling, general and administrative expenses.

•	For the nine months ended May 31, 2006, advertising and sales promotion expenses were up 6% compared to the same prior fiscal year period. For the three months ended May 31, 2006, advertising and sales promotion expenses were up 27% compared to the same prior fiscal year period due primarily to the timing of consumer broadcast and print advertising in the U.S. The Company expects to continue to increase its investment in advertising and promotional expenses during the fourth quarter of fiscal year 2006.

•	As of May 31, 2006, inventory increased to $15.4 million, up from $8.0 million at August 31, 2005. The increase is due to inventory acquired to support new product introductions and promotions. Recent product introductions have required the Company to acquire products outside of its historical contract packager model, which has resulted in the need for the Company to carry higher levels of inventory.

RESULTS OF OPERATIONS

Third Quarter of Fiscal Year 2006 Compared to Third Quarter of Fiscal Year 2005

Net Sales

Net Sales by Segment	Three Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Americas	$47,162	$43,705	$3,457	8%
Europe	20,589	16,762	3,827	23%
Asia-Pacific	5,301	4,682	619	13%

Total net sales	$73,052	$65,149	$7,903	12%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period negatively impacted the growth of the Company’s sales. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $74.4 million, thus, the impact of the change in foreign currency exchange rates period over period negatively affected third quarter fiscal year 2006 sales by $1.3 million, or 1.7%.

Net Sales by Product Line	Three Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$48,807	$43,116	$5,691	13%
Household products	22,760	20,268	2,492	12%
Hand cleaners	1,485	1,765	(280)	(16)%

Total net sales	$73,052	$65,149	$7,903	12%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $35.4 million, or 48.5% of sales in the third quarter of fiscal year 2006, compared to $31.3 million, or 48.0% of sales in the third quarter of fiscal year 2005. The rise in the gross margin percentage was primarily attributable to price increases on some of the Company’s products. These price increases were implemented by the Company to reduce the impact of rising costs of products, which have negatively affected gross margins in all of the Company’s regions. The rising costs of products have been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. The Company began to experience increased costs during the fourth quarter of fiscal year 2004, and we have continued to experience further cost increases. To reduce the impact of these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. However, costs of components, raw materials and finished goods have continued to rise since last fiscal year’s third quarter. As a result, the Company implemented additional price increases for some of its products; the majority of such prices increases were implemented during the third quarter of the current fiscal year. The increase in pricing of certain products worldwide added approximately 1.7% to gross margin percentage in the current fiscal year third quarter compared to the same prior fiscal year period. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods.

Although the price increases helped reduce the current effect of rising costs on gross margin percentage, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

The rise in gross margin percentage was also partially due to a decrease in advertising and promotional and other discounts, which positively impacted gross margin percentage by 0.5%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the third quarter of fiscal year 2006 increased to $18.4 million from $15.4 million for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, bonus accrual, stock-based compensation expense due to the adoption of a new accounting pronouncement, freight costs and research and development costs. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.8 million versus the prior fiscal year third quarter as a result of annual compensation increases and additional staffing. Bonus accrual increased $1.2 million versus the prior fiscal year third quarter, as many regions did not achieve profit and other performance expectations in the prior fiscal year period, which resulted in a lower prior fiscal year bonus accrual. Beginning in the current fiscal year, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $0.4 million incremental increase in compensation expense during the current fiscal year third quarter. Freight costs increased $0.4 million due to sales growth and increased fuel surcharges. Research and development costs increased $0.4 million due to increased new product development activities.

Also contributing to the increase in SG&A was $0.4 million of increased miscellaneous expenses such as depreciation and amortization, travel and insurance expenses. These increases were partially offset by $0.3 million of decreased investor relations expenses, sales commissions and bad debt expense related to recoveries of bad debt, as well as $0.4 million of foreign currency translation impact. The current third quarter SG&A expenses translated at last fiscal year’s period exchange rates would have produced total SG&A expenses of $18.8 million.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the current fiscal year third quarter were $0.9 million compared to $0.5 million in the prior fiscal year third quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 25.1% in the third quarter of fiscal year 2006 and 23.7% in the third quarter of fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $5.9 million for the third quarter of fiscal year 2006, up from $4.7 million for the third quarter of fiscal year 2005 and, as a percentage of sales, increased to 8.1% in the third quarter of fiscal year 2006 from 7.1% in the comparable prior fiscal year period. The increase is related to the timing of investment in advertising activities in the current fiscal year compared to the prior fiscal year. In the prior fiscal year, marketing investment was concentrated in the first quarter. However, marketing investment in the U.S. was reduced during the remainder of last fiscal year as the Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In the current fiscal year, increased investment began in the second quarter, continued during the third quarter and is expected to continue in the fourth quarter as the Company aligns its advertising and sales promotion activities with the distribution of its current and new products. Investment in global advertising and sales promotion expenses for fiscal year 2006 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the third quarter of fiscal year 2006, the total promotional costs recorded as reductions to sales were $4.4 million versus $4.8 million in the third quarter of fiscal year 2005. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $10.3 million in the current fiscal year third quarter versus $9.5 million in the prior fiscal year third quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $132,000 in the third quarter of fiscal year 2006, compared to $141,000 in last fiscal year’s third quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its estimated eight-year life.

Income from Operations

Income from operations was $11.0 million, or 15.1% of sales in the third quarter of fiscal year 2006, compared to $11.0 million, or 16.9% of sales in the third quarter of fiscal year 2005. The decrease in income from operations as a percentage of sales was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.0 million compared to $1.4 million for the quarters ended May 31, 2006 and 2005, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 million principal payment made in October 2005.

Other Income / Expense, net

Other income, net was $181,000 during the third quarter of fiscal year 2006, compared to $128,000 in the comparable prior fiscal year quarter, an increase of $53,000, which was due to foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 31.2% of income before income taxes for the third quarter of fiscal 2006, a decrease from 35.2% in the prior fiscal year third quarter. The decrease in tax rate is due to the benefits of I.R.C. 199 related to qualified production activities provided by the American Jobs Creation Act of 2004, as well as the benefit of the deductibility of stock-based compensation expense related to some of the Company’s stock options granted to non-U.S. taxpayers. The year-to-date impact of these additional tax benefits was recognized in the current fiscal year third quarter upon determination of the Company’s qualification for such tax benefits. These tax benefits were partially offset by the impact of reduced low income housing credits, the growth of worldwide income, non-deductible stock-based compensation expense related to stock options granted to some non-U.S. taxpayers and the current impact of the phase out of Extraterritorial Income (“ETI”) benefits. The effective tax rate estimated for the full fiscal year 2006 is expected to be in the range of 34.0% to 35.0%.

Net Income

Net income was $7.0 million, or $0.42 per common share on a fully diluted basis for the third quarter of fiscal year 2006, compared to $6.4 million, or $0.38 per common share for the third quarter of fiscal year 2005. The change in foreign currency exchange rates period over period had a negative impact of $0.1 million on third quarter fiscal year 2006 net income. Current fiscal year third quarter results translated at last fiscal year’s third quarter foreign currency exchange rates would have produced net income of $7.1 million.

Segment Results

Following is a discussion of sales by region for the current and prior year third quarter.

Americas

Net Sales	Three Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Americas
Lubricants	$25,995	$24,922	$1,073	4%
Household products	19,982	17,389	2,593	15%
Hand cleaners	1,185	1,394	(209)	(15)%

Sub-total	$47,162	$43,705	$3,457	8%

% of consolidated	65%	67%

The increase in lubricant sales in the Americas during the current fiscal year third quarter compared to the same prior year period is the result of WD-40 sales growth in Canada and Latin America as sales increased by 43% and 41%, respectively. Growth in Canada was due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products, as well as additional price increases implemented during the current fiscal year third quarter, also contributed to the sales growth in the Americas in the third quarter of fiscal year 2006. WD-40 sales in the U.S. were essentially flat in the current fiscal year third quarter versus the same period last fiscal year. U.S. WD-40 sales benefited from new products and price increases. However, these increases were offset by decreased sales resulting from promotional timing. The sales increases in Canada and Latin America were partially offset by a decrease in 3-IN-ONE sales in the U.S., which was due to reduced distribution with a key customer.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in the third quarter of fiscal year 2006 were up by $2.6 million, or 15%, compared to the same prior year period due to increases in the U.S and Canada. Sales in the U.S. increased by $2.3 million, or 14%, and sales in Canada increased $0.3 million, or 26%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced during fiscal year 2005. While the Company’s household products achieved sales growth during the current fiscal year third quarter versus the prior fiscal year third quarter, these products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 21% and 32% in the U.S. and Canada, respectively, during the current fiscal year third quarter as compared to the same prior fiscal year period due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during the first half of the prior fiscal year third quarter, Spot Shot experienced decreased sales as a result of a key U.S. customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in the prior fiscal year third quarter. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Over the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 36% during the current fiscal year third quarter compared to the third quarter of last fiscal year due to increased promotional activities and expanded distribution, which included new trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of the X-14 hard surface cleaners increased 39% in the current fiscal year third quarter versus the prior fiscal year third quarter due primarily to increased promotional activities, growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 5% in the current fiscal year third quarter compared to the prior fiscal year third quarter due to competitor activity and reduced distribution with a key customer. The decrease in U.S. sales of automatic toilet bowl cleaners was partially offset by a 20% increase in Canada. The increase in Canada was the result of the timing of promotional activities. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 15% in the current fiscal year third quarter compared to the same prior fiscal year period as a result of decreased promotional activity. Although sales of heavy-duty hand cleaners decreased, distribution remains consistent through the grocery trade and other classes of trade.

For this region, 85% of sales came from the U.S., and 15% came from Canada and Latin America in the third quarter of fiscal year 2006, compared to the distribution in the third quarter of fiscal year 2005, when 88% of sales came from the U.S., and 12% came from Canada and Latin America.

Europe

Net Sales	Three Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Europe
Lubricants	$18,293	$14,385	$3,908	27%
Household products	2,296	2,372	(76)	(3)%
Hand cleaners	—	5	(5)	(100)%

Sub-total	$20,589	$16,762	$3,827	23%

% of consolidated	28%	26%

For the quarter ended May 31, 2006, sales in Europe grew to $20.6 million, up $3.8 million, or 23%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of sales. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $22.2 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected third quarter fiscal year 2006 sales by approximately $1.6 million, or 7%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, Austria, Denmark and the Netherlands. Sales from these countries increased 22% in the current fiscal year third quarter versus the same prior fiscal year period. Sales from these countries also accounted for 70% of the region’s sales in both the current and prior fiscal year third quarters. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year third quarter are as follows: the U.K., 2%; France, 32%; the Germanics group, 70%; Spain/Portugal, 2%; and Italy, 26%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40 and 1001 Carpet Fresh No Vac. WD-40 sales were up 6% compared to the prior fiscal year third quarter due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen, as well as price increases on certain products during the current fiscal year third quarter. The increase in WD-40 sales was partially offset by a 2% decrease in total 1001 brand sales as a result of competition and reduced distribution to a customer. Although total 1001 brand sales were down, 1001 Carpet Fresh No Vac was able to achieve sales growth of 18% versus the prior fiscal year third quarter as a result of increased distribution and awareness, as well as media investment. The sales growth in France was the result of the introduction of the WD-40 Smart Straw and the WD-40 No-Mess Pen and increased sales of 3-IN-ONE. The 3-IN-ONE sales growth in France was due to increased distribution and penetration of the 3-IN-ONE Professional products. The sales growth in the Germanics group, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 25% in the third quarter of fiscal year 2006 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe. The distributor market accounted for approximately 30% of the total Europe segment sales in both the current and prior fiscal year third quarters. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Three Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Asia-Pacific
Lubricants	$4,519	$3,809	$710	19%
Household products	482	507	(25)	(5)%
Hand cleaners	300	366	(66)	(18)%

Sub-total	$5,301	$4,682	$619	13%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the third quarter of fiscal year 2006 were $5.3 million, up $0.6 million, or 13%, compared to the third quarter of fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year third quarter negatively impacted current fiscal year third quarter sales by $0.1 million, or 2%. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia.

Sales in Australia were up 10% in the current fiscal year third quarter as compared to the prior fiscal year third quarter primarily due to sales growth of WD-40 as a result of increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE and No Vac also contributed to the sales growth. 3-IN-ONE sales growth was due to the launch of new products. No Vac sales increased as it continues to gain market share in Australia.

Sales in Asia were up 15% in the current fiscal year third quarter as compared to the prior fiscal year third quarter due to increased WD-40 sales to customers across the Asian region, including China, Taiwan, Philippines, India, Singapore and Japan, as the Company continues to expand into this region. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company is considering direct operations to help accelerate the growth of the markets in this region.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. In fiscal year 2004, the Company released a uniquely shaped WD-40 can into the market in China and has introduced this style of packaging across all of Asia. Although there have been attempts to counterfeit the shaped can, this packaging reduces the ability of counterfeiters to imitate the Company’s products.

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005

Net Sales

Net Sales by Segment	Nine Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Americas	$138,895	$124,808	$14,087	11%
Europe	57,983	49,216	8,767	18%
Asia-Pacific	14,869	12,889	1,980	15%

Total net sales	$211,747	$186,913	$24,834	13%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of the Company’s sales. The current fiscal year nine-month results translated at last fiscal year’s period exchange rates would have produced sales of $214.9 million, thus, the impact of the change in foreign currency exchange rates period over period negatively affected sales in the first nine months of fiscal year 2006 by $3.2 million, or 1.5%.

Net Sales by Product Line	Nine Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$140,299	$123,284	$17,015	14%
Household products	66,730	58,602	8,128	14%
Hand cleaners	4,718	5,027	(309)	(6)%

Total net sales	$211,747	$186,913	$24,834	13%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No-Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $102.0 million, or 48.2% of sales for the nine months ended May 31, 2006, compared to $91.5 million, or 48.9% of sales in the comparable period last year. The decrease in the gross margin percentage was primarily attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. Gross margin percentage was also negatively impacted during the current fiscal year as the Company incurred costs associated with impaired, slow-moving and reworked inventory. As a result, the Company focused on reducing excess inventory of certain products and offered significant discounts, which reduced the gross margin percentage. The discounts and costs associated with the impaired, slow-moving and reworked inventory negatively impacted the gross margin percentage by 0.3% for the nine months ended May 31, 2006. The increase in cost of products sold and the costs associated with impaired, slow-moving and reworked inventory were partially offset by a decrease in advertising and promotional and other discounts, which positively impacted gross margin percentage by 0.6%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

As the result of the continued trend of rising costs, the Company has implemented price increases on certain products. The Company began to experience rising costs during the fourth quarter of fiscal year 2004 and has continued to experience further cost increases. To reduce the impact of these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. However, costs of components, raw materials and finished goods have continued to rise since last fiscal year’s third quarter. As a result, the Company implemented additional price increases during the third quarter of the current fiscal year. The increase in pricing of certain products worldwide added approximately 1.5% to gross margin percentage in the first nine months of the current fiscal year compared to the same prior fiscal year period.

Although the price increases helped reduce the current effect of rising costs on gross margin percentage, further rises in the cost of products could offset the benefits of the price increases. The Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the nine months ended May 31, 2006 increased to $52.0 million from $47.5 million for the same period last year. The increase in SG&A was largely attributable to increases in employee-related costs, bonus accrual, stock-based compensation expense due to the adoption of a new accounting pronouncement, freight costs, professional services and research and development costs. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $1.5 million versus the same prior fiscal year period as a result of annual compensation increases and additional staffing. Bonus accrual increased $1.3 million versus the same prior fiscal year period, as many regions did not achieve profit and other performance expectations in the prior fiscal year period, which resulted in a lower prior fiscal year bonus accrual. Beginning in the current fiscal year, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $1.4 million incremental increase in compensation expense during the first nine months of fiscal year 2006. Freight costs increased $0.9 million due to sales growth and increased fuel surcharges. The $0.6 million increase in professional services costs related to information technology, marketing, legal and tax-related consulting. Research and development costs increased $0.6 million due to increased new product development activity.

Also contributing to the increase in SG&A was $0.7 million of increased miscellaneous expenses such as depreciation and amortization, overhead expenses, travel expenses and meeting expenses. These increases were partially offset by $1.1 million of decreased bad debt expense related to recoveries of bad debt, including a preference claim, $0.4 million of decreased sales commissions and $0.1 million of decreased investor relations and insurance costs, as well as $0.8 million of foreign currency translation impact. The current fiscal year-to-date SG&A expenses translated at last fiscal year’s period exchange rates would have produced total SG&A expenses of $52.8 million.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the first nine months of the current fiscal year were $2.5 million compared to $1.9 million in the same prior fiscal year period. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 24.5% in the first nine months of fiscal year 2006 and 25.4% in the first nine months of fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $14.1 million for the first nine months of fiscal year 2006, up from $13.4 million for the same period last year, and as a percentage of sales, decreased to 6.7% for the current period from 7.1% in the comparable prior year period. The increase in dollars is related to the timing of investment in advertising activities in the current fiscal year compared to the prior fiscal year. In the prior fiscal year, marketing investment was concentrated in the first quarter. However, marketing investment in the U.S. was reduced during the remainder of last fiscal year as the Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In the current fiscal year, increased investment began in the second quarter, continued during the third quarter and is expected to continue in the fourth quarter as the Company aligns its advertising and sales promotion activities with the distribution of its current and new products. Investment in global advertising and sales promotion expenses for fiscal year 2006 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. For the first nine months of fiscal year 2006, the total promotional costs recorded as reductions to sales were $11.8 million versus $14.7 million for the same period last fiscal year. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $25.9 million and $28.1 million in the first nine months of fiscal years 2006 and 2005, respectively.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $0.4 million for each of the nine months ended May 31, 2006 and 2005. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its estimated eight-year life.

Income from Operations

Income from operations was $35.5 million, or 16.8% of sales for the first nine months of fiscal year 2006, compared to $30.2 million, or 16.1% of sales for the same nine-month period in fiscal year 2005. The increase in both income from operations, and income from operations as a percentage of sales, was due to the items discussed above.

Interest Expense, net

Interest expense, net was $2.8 million and $4.0 million during the nine months ended May 31, 2006 and 2005, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 principal payment made in October 2005.

Other Income / Expense, net

Other income, net was $0.4 million during the first nine months of fiscal 2006, compared to $0.5 million in the same prior fiscal year period, a decrease of $0.1 million, which was due to decreased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.2% of income before income taxes for the first nine months of fiscal 2006, a decrease from 35.0% in the comparable prior fiscal year period. The decrease in tax rate is due to the benefits of I.R.C. 199 related to qualified production activities provided by the American Jobs Creation Act of 2004, as well as the benefit of the deductibility of stock-based compensation expense related to some of the Company’s stock options granted to non-U.S. taxpayers. The year-to-date impact of these additional tax benefits was recognized in the current fiscal year third quarter upon determination of the Company’s qualification for such tax benefits. These tax benefits were partially offset by the impact of reduced low income housing credits, the growth of worldwide income, non-deductible stock-based compensation expense related to stock options granted to some non-U.S. taxpayers and the current impact of the phase out of Extraterritorial Income (“ETI”) benefits. The effective tax rate estimated for the full fiscal year 2006 is expected to be in the range of 34.0% to 35.0%.

Net Income

Net income was $21.8 million, or $1.29 per common share on a fully diluted basis for the nine months ended May 31, 2006, compared to $17.3 million, or $1.03 per common share for the nine months ended May 31, 2005. The change in foreign currency exchange rates period over period had a negative impact of $0.3 million on net income for the first nine months of fiscal year 2006. Current year nine-month results translated at last fiscal year’s period exchange rates would have produced net income of $22.1 million.

Segment Results

Following is a discussion of sales by region for the current and prior year nine-month periods.

Americas

Net Sales	Nine Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Americas
Lubricants	$76,240	$70,397	$5,843	8%
Household products	58,827	50,419	8,408	17%
Hand cleaners	3,828	3,992	(164)	(4)%

Sub-total	$138,895	$124,808	$14,087	11%

% of consolidated	66%	67%

Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $138.2 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first nine months of fiscal year 2006 by approximately $0.7 million.

The increase in lubricant sales in the Americas during the first nine months of the current fiscal year compared to the same prior fiscal year period is the result of WD-40 sales growth in the U.S., Canada and Latin America as sales increased by 5%, 16% and 29%, respectively. In the U.S., WD-40 sales were up due to strong performance across all trade channels and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Canada was also due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products, as well as additional price increases implemented during the current fiscal year third quarter, also contributed to the sales growth in the Americas in the first nine months of fiscal year 2006.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in the first nine months of fiscal year 2006 were up by $8.4 million, or 17%, compared to the same prior fiscal year period due primarily to increases in the U.S. Sales in the U.S. increased by $8.2 million, or 18%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced during fiscal year 2005. While the Company’s household products have achieved sales growth during the first nine months of the current fiscal year versus the same period last fiscal year, these products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 20% in the U.S. during the first nine months of the current fiscal year as compared to the same prior fiscal year period due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during the first nine months of the prior fiscal year, Spot Shot experienced decreased sales as a result of a key U.S. customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in the first nine months of the prior fiscal year. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Over the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 24% in the first nine months of the current fiscal year versus the same period last fiscal year due to increased promotional activities and expanded distribution, which included new trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of the X-14 hard surface cleaners increased 40% in the first nine months of the current fiscal year versus the same prior fiscal year period due primarily to increased promotional activities, growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. The X-14 Orange Aerosol is differentiated by its highly effective formulation and wide area spray delivery system, while X-14 Oxy Citrus utilizes a unique dual cleaning formula.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 8% in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year due to increased sales of the 2000 Flushes clip-on product and promotional activities performed by a key customer. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 4% in the first nine months of the current fiscal year compared to the same prior fiscal year period as a result of decreased promotional activity. Although sales of heavy-duty hand cleaners decreased, distribution remains consistent through the grocery trade and other classes of trade.

For this region, 85% of sales came from the U.S., and 15% came from Canada and Latin America in the first nine months of fiscal year 2006, compared to the distribution in the first nine months of fiscal year 2005, when 86% of sales came from the U.S., and 14% came from Canada and Latin America.

Europe

Net Sales	Nine Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Europe
Lubricants	$51,447	$42,548	$8,899	21%
Household products	6,536	6,652	(116)	(2)%
Hand cleaners	—	16	(16)	(100)%

Sub-total	$57,983	$49,216	$8,767	18%

% of consolidated	27%	26%

For the nine months ended May 31, 2006, sales in Europe grew to $58.0 million, up $8.8 million, or 18%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period partially offset the growth of sales. The current fiscal year-to-date period results translated at last fiscal year’s period exchange rates would have produced sales of $61.7 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected the current fiscal year-to-date sales by approximately $3.7 million, or 6%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, Austria, Denmark and the Netherlands. Sales from these countries increased 17% in the first nine months of the current fiscal year versus the same prior fiscal year period. Sales from these countries also accounted for 71% of the region’s sales in the first nine months of both the current and prior fiscal years. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year’s first nine months are as follows: the U.K., 8%; France, 11%; the Germanics group, 45%; Spain/Portugal, 7%; and Italy, 15%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40, 3-IN-ONE and 1001 Carpet Fresh No Vac. WD-40 sales were up 16% in the first nine months of the current fiscal year compared to the same prior fiscal year period due to increased promotional activities, increased distribution and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen, as well as price increases on certain products during the current fiscal year. Sales of 3-IN-ONE increased 8% as a result of the introduction of 3-IN-ONE aerosol and promotions with key customers. These sales increases were partially offset by a decrease in total 1001 brand sales as a result of competition and reduced distribution to a customer. Although total 1001 brand sales were down, 1001 Carpet Fresh No Vac was able to achieve sales growth of 39% versus the prior fiscal year period as a result of increased distribution and awareness, as well as media investment. The sales growth in France was the result of the introduction of the WD-40 Smart Straw and the WD-40 No-Mess Pen and increased sales of 3-IN-ONE. The increase in 3-IN-ONE sales in France was due to increased distribution and penetration of the 3-IN-ONE Professional products. The sales growth in the Germanics group, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 20% in the first nine months of fiscal year 2006 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe and the Middle East. The distributor market accounted for approximately 29% of the total Europe segment sales in each of the first nine months of the current and prior fiscal years. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Nine Months Ended May 31,
(in thousands)	2006	2005	$ Change	% Change
Asia-Pacific
Lubricants	$12,612	$10,339	$2,273	22%
Household products	1,367	1,531	(164)	(11)%
Hand cleaners	890	1,019	(129)	(13)%

Sub-total	$14,869	$12,889	$1,980	15%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first nine months of fiscal year 2006 were $14.9 million, up $2.0 million, or 15%, compared to the first nine months of fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year period did not significantly impact the current fiscal year period sales. Asia-Pacific sales benefited from increased lubricant sales primarily in Asia.

Sales in Australia were up 5% in the first nine months of the current fiscal year as compared to the same prior fiscal year period due to increased sales of WD-40, 3-IN-ONE and No Vac. WD-40 sales were up due to increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE sales were up due to the launch of new products. No Vac sales increased as it continues to gain market share in Australia.

Sales in Asia were up 22% in the first nine months of the current fiscal year compared to the same prior fiscal year period due to increased WD-40 sales to customers across the Asian region, including China, Indonesia, Korea and Taiwan, as the Company continues to expand into this region. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was partially offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company is considering direct operations to help accelerate the growth of the markets in this region.

The Company continues to combat counterfeit products, which remain an issue within the Asian market, particularly in China. In fiscal year 2004, the Company released a uniquely shaped WD-40 can into the market in China and has introduced this style of packaging across all of Asia. Although there have been attempts to counterfeit the shaped can, this packaging reduces the ability of counterfeiters to imitate the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended May 31, 2006, cash and cash equivalents decreased by $12.7 million, from $37.1 million at the end of fiscal year 2005 to $24.4 million at May 31, 2006. Operating cash flow of $26.1 million was offset by cash used in investing activities of $22.5 million and cash used in financing activities of $16.7 million.

Current assets increased by $8.5 million to $109.6 million at May 31, 2006, up from $101.2 million at August 31, 2005. Accounts receivable decreased to $40.1 million, down $4.4 million from $44.5 million at August 31, 2005, as a result of the timing of sales. Inventory increased to $15.4 million, up by $7.4 million from $8.0 million at August 31, 2005 due to inventory acquired to support new product introductions and promotions, primarily the WD-40 No-Mess Pen. Recent product introductions have required the Company to acquire products outside of its historical contract packager model. This has resulted in the need for the Company to carry higher levels of inventory. As a result of this change, the Company is evaluating other opportunities to enhance the effectiveness of its supply chain, some of which may result in maintaining these increased levels of inventory. Product held at contract packagers decreased to $1.5 million, down from $1.8 million at August 31, 2005 due to timing. Other current assets decreased by $3.5 million to $3.3 million at May 31, 2006, down from $6.8 million at August 31, 2005 due to decreased federal income taxes receivable as a result of an I.R.S. audit of amended tax returns. The I.R.S. audit resulted in a reduced amount of expected taxes receivable as well as a corresponding decrease in deferred tax liabilities and income taxes payable. The timing of prepaid expenses also contributed to the decrease in other current assets.

Current liabilities were $45.4 million at May 31, 2006, down from $46.7 million at August 31, 2005. Accounts payable and accrued liabilities decreased by $4.6 million due both to timing of payments and to lower sales levels in the third quarter of the current fiscal year compared to the fourth quarter of fiscal year 2005. Accrued payroll and related expenses were up $1.5 million due to increased bonus accrual, partially offset by the timing for the accrual and payment of profit sharing. At May 31, 2006, the accrued profit sharing balance included only five months of accrual compared to the eight months of accrual at the end of fiscal year 2005 as the Company’s profit sharing plan is based on a calendar year. Income taxes payable increased $1.9 million due to the timing of payments for federal income taxes.

At May 31, 2006, working capital increased to $64.2 million, up $9.7 million from $54.5 million at the end of fiscal year 2005. The current ratio was 2.4 at May 31, 2006, up from 2.2 at August 31, 2005.

Net cash provided by operating activities for the nine months ended May 31, 2006 was $26.1 million. This amount consisted of $21.8 million from net income with an additional $3.4 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML Company L.L.C. (VML) and stock-based compensation along with $0.9 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first nine months of fiscal year 2006 was $22.5 million. The Company’s purchases of $20.3 million in short-term investments consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $2.5 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2006, the Company expects to spend approximately $3.8 million for new capital assets, largely driven by new product development.

For the first nine months of fiscal year 2006, net cash used in financing activities included a $10.7 million principal payment on debt in October 2005 and $11.0 million of dividend payments, partially offset by $4.8 million in proceeds from the exercise of common stock options and $0.3 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the first principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due each October 18th for six years thereafter.

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

On June 27, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on July 31, 2006 to shareholders of record on July 17, 2006. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in more detail in Note 6 - Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I - Item 1.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and nine months ended May 31, 2006 includes an additional $0.4 million and $1.4 million, respectively, of compensation expense and an additional $0.2 million and $0.4 million, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements as compared to the same periods last fiscal year.

As of May 31, 2006, there was $1.9 million and $0.3 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.7 years and 3.9 years, respectively.

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

Readers are also directed to refer to Note 6 - Stock-Based Compensation, included in the Interim Financial Statement footnotes under Part I - Item 1.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” Any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. On May 24, 2006, the U.S. Treasury Department issued the final regulations concerning the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Based on the final regulations, the Company has completed its evaluation of the impact of Internal Revenue Code Section 199 provided by the Act and has determined that the deduction, which will be included in the fiscal year 2006 tax return, will result in a reduction of approximately one-half of a percent to the Company’s effective tax rate for fiscal year 2006.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $51,000 for the three months ended May 31, 2006, and equity earnings of $119,000 for the three months ended May 31, 2005. For the nine months ended May 31, 2006, the Company recorded equity losses related to its investment in VML of $147,000. For the nine months ended May 31, 2005, the Company recorded equity earnings related to its investment in VML of $264,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of May 31, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates, equity earnings or losses and accretion of investment, was approximately $10.8 million and $9.7 million during the three months ended May 31, 2006 and 2005, respectively, and $31.2 million and $27.7 million during the nine months ended May 31, 2006 and 2005, respectively. The Company had product payables to VML of $0.7 million and $1.9 million at May 31, 2006 and August 31, 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended May 31, 2006 and 2005, and $143,000 during each of the nine months ended May 31, 2006 and 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company invests in highly liquid investment grade auction rate securities, which are classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, the Company considers the reported amounts of these investments, which are stated at cost, to be reasonable approximations of fair values. Management does not believe changes in market interest rates will have a material impact on our financial position.

Please refer to item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2005.

ITEM 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2006, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California. The complaint (Drimmer v. WD-40 Company) seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach, 2000 Flushes Blue Plus Bleach and X-14 Anti-Bacterial automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to the Valentine v. WD-40 Company case that was dismissed by the San Diego Superior Court in April 2005. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

During the quarter ended May 31, 2006, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

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

The following additional risks with respect to the Company’s inventory should be considered. As the Company expands its manufacturer sourcing outside of its traditional contract manufacturing and distribution model, there has recently been a need for the Company to carry higher levels of inventory throughout an expanding network. As a result, the Company faces risks associated with managing both increased levels and types of inventory throughout a more complex supply chain. The Company’s financial condition, results of operations or cash flows could be adversely affected in the event that the Company is not able to effectively manage inventory at appropriate levels.

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

ITEM 6.	Exhibits

Exhibit No.	Description
Certificate of Incorporation and Bylaws

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 10, 2006	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Office and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)