Form 10-K
period 2006-08-31
WD 40 CO
filed 2006-10-25
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of February 28, 2006 was $483,505,000.

As of October 17, 2006 the Registrant had 17,021,909 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the annual meeting of stockholders on December 12, 2006 is incorporated by reference into PART III, Items 10, 11, 12 and 14.

PART I

ITEM 1 - Business

(a) General Development of Business.

For more than four decades, WD-40 Company (the Company) sold only one product, WD-40®. WD-40 is a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand. 3-IN-ONE Oil is a lower cost general-purpose lubricant that is useful when precise applications of a lubricant are needed. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner. The four brands complement each other, providing the Company with a line of both lubricant and heavy-duty hand cleaning products aimed at the Do-It-Yourself (“DIY”), hardware, automotive and other retail and industrial markets. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, which is an aerosol and liquid carpet stain remover and a leading brand in the carpet stain remover category. The Spot Shot brand fits well within the Company’s brand portfolio, alongside the other household product brands. In April 2004, the Company again added to its brands with its purchase of the 1001® line of carpet and household cleaners. The 1001 brand provides the Company an opportunity to expand its household products market in the U.K. with a recognized U.K. brand name.

The acquisition of the 3-IN-ONE Oil brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company used this distribution network to introduce the WD-40 brand to these markets and to add distribution channels in some of the markets that had been previously established.

The Lava brand is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava consumer and the WD-40 consumer shared similar characteristics and believed the distribution network developed through the WD-40 brand could effectively promote growth in the U.S. With the Lava acquisition, the Company concluded that it would benefit by an increased position in the U.S. grocery channel. This was a catalyst for the Global Household Brands acquisition.

In fiscal 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands, which included the three principal brand trademarks 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration, and to strengthen the Company’s position in the grocery trade channel. The Global Household Brands’ broker network and grocery business, combined with the WD-40 Company’s DIY distribution, gave the Company growth potential for all brands across new trade channels.

In fiscal 2001, the Company also acquired the Solvol brand of heavy-duty hand cleaners in Australia and subsequently extended that brand into a liquid product, a benefit from the technology obtained in the acquisition of the Lava brand. These liquid products have contributed to the growth of the Solvol brand.

In fiscal 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation. The principal brand acquired by the Company was the Spot Shot brand, an aerosol carpet stain remover. The acquisition of this brand expanded the Company’s product offerings. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

In fiscal 2004, the Company purchased the 1001 line of carpet and household cleaners. The Company acquired this line of products to gain a presence in the U.K. market and to facilitate an introduction of the Company’s Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers.

As a result of the Solvol and 1001 acquisitions, the Company was able to introduce existing products to new markets. The Company is also focused on expanding its current brands in existing markets with new product development. In fiscal year 2003, a new product development team, known as Team Tomorrow, was created to support new product development and current product improvement for all of the Company’s brands.

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

The Company’s revenue comes from three product categories - multi-purpose lubricants, heavy-duty hand cleaners and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, mass retail and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

(c) Narrative Description of Business.

Products

The Company, headquartered in San Diego, California, markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No Vac® rug and room deodorizers, Spot Shot aerosol and liquid carpet stain removers and 1001 carpet and household cleaners and rug and room deodorizers.

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

3-IN-ONE Oil is a drip oil lubricant, sold primarily through the same distribution channels as the WD-40 brand. It is a low-cost, entry-level lubricant. The unique drip tip allows precise application for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. The product’s high quality and the established distribution network have enabled the product to gain international acceptance.

The Company purchased the Lava brand of heavy-duty hand cleaner in fiscal 1999. The Lava brand is more than 100 years old and has exceptional awareness among American consumers. At the time of the acquisition, the brand consisted of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand appeals to consumers who shop in other channels such as hardware, automotive and club stores. The Company acquired the Solvol brand in Australia during fiscal year 2001. Solvol, Australia’s leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. Shortly after acquiring the Solvol brand, the Company increased the product offering of the brand by adding a liquid cleaner.

The Company acquired the X-14, 2000 Flushes and Carpet Fresh brands in fiscal 2001. X-14 is sold as a liquid mildew stain remover, a liquid bathroom soap scum remover, a liquid daily shower cleaner, an automatic toilet bowl cleaner and an aerosol and liquid all-purpose bathroom cleaner. 2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners. Carpet Fresh initiated the rug and room deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed. Carpet Fresh is also sold as an aerosol foam, which does not require vacuuming. At the time of the acquisition, the brands were sold primarily through grocery, drug and mass retail channels.

The Company acquired the Spot Shot brand in fiscal 2002. The Spot Shot brand is currently an aerosol and liquid carpet stain remover. At the time of the acquisition, the brand was sold as an aerosol product primarily through food and mass retail, club stores, hardware and home center stores. The Company has been focused on expanding the growth of the brand through product and packaging innovation, increasing brand awareness, consumer usage and household penetration, along with expanding the brand into new trade channels.

In April 2004, the Company acquired the 1001 business. The 1001 brand includes carpet and household cleaners and is sold primarily through mass retail, grocery and home center stores. The brand was acquired with the expectation that the Company would be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market.

The Company continues to be focused and committed to innovation and new product development. The Company is encouraged by its accelerated pace of innovation, including potential new products currently in development. The Company sees innovation as an important factor to the success of its brands and intends to continue to work on future product, packaging and promotional innovations.

Financial information about segment operations and product lines appears in Note 13 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule.

Sources and Availability of Raw Materials

The Company relies on multiple suppliers for the primary components for its products. The Company’s primary components include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components to continue to be readily available in the future, although the Company is exposed to volatile commodity prices.

Research and Development

The Company recognizes the importance of innovation to its long-term success and is focused on and committed to research and new product development activities. The Company has a new-product development team known as Team Tomorrow. This team engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $3.8 million, $2.5 million and $1.9 million in fiscal years 2006, 2005 and 2004, respectively. None of this research activity was customer-sponsored.

Seasonality

Historically, the Company has achieved its highest quarterly sales levels during its fourth fiscal quarter. These patterns are largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities. However, due to new product introductions and international sales growth, these patterns may not continue in future years.

Manufacturing

The Company outsources the manufacturing of its finished products to various suppliers (contract manufacturers). The Company uses contract manufacturers in the United States, Canada, United Kingdom, Australia, South Korea and India. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated, and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support recent product introductions.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2006, 2005 and 2004. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of fiscal years 2006 and 2005, and approximately 5 percent during fiscal year 2004.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The market for the Company’s products, especially its household products, is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and its multiple channel distribution as its primary strategies. New products typically encounter intense competition, which may require substantial advertising and promotional support. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Employees

At August 31, 2006, the Company employed 244 people worldwide: 129 by the United States parent corporation, 6 of whom are based in the Malaysian regional office; 10 by the Company’s Canadian subsidiary; 90 by the United Kingdom subsidiary, including 16 in Germany, 12 in France, 11 in Spain and 7 in Italy; 12 by the Australian subsidiary; and 3 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

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

ITEM 1A - Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other filings of the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business operations and financial results.

Component Supply Risk

The Company depends upon its suppliers for the supply of the primary components for its products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum-

based products, from which WD-40 and 3-IN-ONE are manufactured, have had significant price volatility in the past, and may in the future. Rising oil prices also impact the Company’s cost of transporting its products. Historically, the Company has generally found alternate sources of constituent chemicals for its products readily available. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuations resulting from changes in tariffs on steel as well as general supply and demand economics; therefore, any significant increase or decrease in steel tariffs and/or the supply and demand of steel could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is more significant price volatility or higher component costs generally, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices. Should the Company choose to increase product prices, such increases may adversely affect demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

The Company’s contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, Spot Shot, X-14 and 1001 products. Additionally, the Company relies on single manufacturers for the production of 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, Carpet Fresh powder and Lava bar soap. The loss of any of these suppliers or manufacturers could disrupt or interrupt the production of the Company’s products. Although the Company has an emergency recovery plan to help mitigate the potential loss of suppliers or manufacturers, the inability to replace lost suppliers or manufacturers in a reasonable amount of time could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

The Company also relies on third party logistics providers for the distribution of its products to customers. The Company does not have direct control over the management or business of the logistics providers, except indirectly through terms as negotiated in contracts. Should the terms of doing business with the Company’s logistics providers change, the distribution of products to customers may be disrupted, which could have a direct impact on the Company’s profitability. The inability to replace lost logistics providers in a reasonable amount of time could also have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Additionally, as the Company continues to focus on innovation, there is an increasing need for global and multiple sourcing strategies. The inability of the Company to find adequate sourcing to support innovation initiatives could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Inventory Risks

Due to growing innovation efforts, the Company must carry higher levels of inventory. Therefore, the Company faces risks associated with managing both increased levels and types of inventory throughout a more complex supply chain. The Company’s financial condition, results of operations or cash flows could be adversely affected in the event that the Company is not able to effectively manage inventory at appropriate levels.

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

Volume Growth

A large percentage of the Company’s revenue comes from mature markets that are subject to increased competition. During fiscal year 2006, approximately 56% of the Company’s sales were generated in U.S. markets. U.S. markets for lubricants, household products and hand cleaners are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth is dependent on its ability to drive growth through innovation and investment in its established brands and its ability to capture market share from competitors. During fiscal year 2006, the Company increased prices on a majority of its product portfolio. Price increases may slow volume growth or create declines in volume in the short term as customers adjust to price increases. If the Company is unable to increase market share in existing product lines, or bring innovation to grow its product categories, or develop, acquire or successfully launch new products, the Company may not achieve its volume growth objectives.

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

International Operations

The Company’s sales outside of the U.S. were approximately 44% of net sales in fiscal year 2006. The Company has faced and will continue to face substantial risks associated with having foreign operations, including restrictions on repatriating foreign profits back to the U.S. and the imposition of tariffs or trade restrictions. These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and may have a material adverse effect of the Company’s results of operations or financial position.

Also, the Company’s operations outside of the U.S. are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers or distributors and potentially adverse tax consequences.

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings will be affected by changes in foreign currency exchange rates.

Business Risks

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers (Wal-Mart and affiliates) accounted for approximately 13% of the Company’s net sales in fiscal year 2006. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business and financial results.

Large customers also seek price reductions, added support or promotional concessions, which may negatively impact the Company’s ability to maintain existing profit margins.

The Company does not typically enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at anytime and for any reason. In addition, the Company is subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results.

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

New Product Development Risks

The Company’s long-term growth is reliant, in part, on the success of new product introductions. The Company competes in several product categories where there are frequent introductions of new products and line extensions. The ability to understand consumer preferences and identify technological trends is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products requires significant research and development, marketing and manufacturing expenditures, which the Company may not recoup if the new products do not gain market acceptance. There are inherent risks associated with new product development, including product launch delays, which could result in the Company not being first to market, inventory costs if managed ineffectively, product design failures, product defects and the failure of new products to achieve expected levels of consumer acceptance. As the Company continues to focus on innovation, the Company’s financial condition, results of operations or cash flows could be adversely affected in the event that the Company is not able to effectively develop and introduce new products and line extensions.

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	The introduction of new products and line extensions by the Company or its competitors

•	The mix of products with varying profitability sold in a given quarter

•	The mix of products sold within channels with varying profitability in a given quarter

•	The Company’s ability to control its internal costs and the cost of raw materials

•	The effectiveness of the Company’s advertising, marketing and promotional programs

•	Changes in product pricing policies by the Company or its competitors

•	Consumer and customer reaction to price increases

•	The ability of the Company to execute its strategies and to maintain and enhance profits in the face of a consolidating retail environment

•	Changes in accounting policies and accounting standards

•	The ability of the Company to achieve business plans, including volume growth and pricing plans, as a result of high levels of competitive activity

•	The ability to maintain key customer relationships

•	The ability of major customers and other debtors to meet their obligations as they come due

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance

•	The Company’s reliance on brokers to maintain and grow distribution in the grocery channel

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates

•	Substantial costs associated with regulatory compliance

•	The ability of the Company to attract and retain qualified personnel

•	The ability of the Company to maintain the value of its brands

•	Expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections

•	Expenses for impairment and obsolescence of property, plant and equipment

•	The ability to maintain the overall quality of new and existing products

•	The ability of the Company to penetrate and grow markets and distribution channels

•	The ability of the Company to manage the impact of foreign currency fluctuations

•	The impact of foreign import and export restrictions or other trade regulations

In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results. To some extent, the Company plans its expense levels in anticipation of future revenues. If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

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

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company is required to comply with these laws and regulations and seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development in response to any such regulatory requirements could have a material adverse effect on the Company’s financial condition and results of operations.

A focus on environmental regulations relating to Volatile Organic Compounds (VOCs) resulted in a change in 1996 in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO2 was chosen as the aerosol propellant. This change increased the cost of manufacturing WD-40, and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company’s profitability.

In California, VOCs are regulated by the California Air Resources Board (CARB), one of the most influential state environmental regulatory agencies in the United States. In the past, CARB regulations have required a reformulation of the Company’s multi-purpose lubricants. The Company successfully reformulated its multi- purpose lubricants to be in full compliance with CARB regulations. The reformulation resulted in increased product costs. CARB continually reviews its allowable levels of VOCs in products and product categories in which the Company’s products compete. In the event that CARB regulations require further reformulations of any of the Company’s products, the impact of reformulation could have an adverse effect on product performance and the Company’s profitability.

In conjunction with the review of the state budget, California authorized CARB to enforce a fee-based system, which would allow it to collect “fees” from those it governs on the VOC issues. These fees go into CARB’s operating budget and help cover shortfalls, and are said to be based on the amount of VOCs a company’s product puts into the state’s atmosphere. If a similar VOC policy is adopted by other states, the potential impact of fees charged could be material to the Company.

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

Resolution of Tax Disputes

Significant judgment is required in determining the Company’s effective tax rate and in evaluating tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that its tax return positions are fully supported, the Company believes that certain positions may not be fully sustained upon challenge by relevant tax authorities. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as progress of tax audits, case law development and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Resolution of a tax issue may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution.

Acquisition Risk

Since 2001, the Company has acquired the household product brands: Spot Shot, 2000 Flushes, X-14, Carpet Fresh and 1001. The Company believes that its acquisitions provide opportunities for growth for all of the Company’s brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s financial results.

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

Future acquisitions could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets and/or increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could also adversely affect the Company’s operating results.

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

The Company may also incur substantial additional debt in the future for other reasons, including acquisitions. If new debt is added to current debt levels, the Company’s related risks could intensify.

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

Intellectual Property Infringement

It is possible that the Company could be found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others. Such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holder is willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or to pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

Volatility in the Insurance Market

The Company re-evaluates its insurance coverage annually. From time to time, insurance contracts may be much more expensive, less protective or even unavailable. In such a case the Company may decide to increase levels of self-insurance, thereby undertaking additional risk.

Product Liability and Other Litigation Risks

While the Company exerts every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products were found to be defective, the Company would be required to recall the product, which could result in adverse publicity and significant expenses. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable insured limits of coverage, the Company’s business, financial condition and results of operations may be adversely affected.

Additionally, the Company’s products may be associated with competitor products or other products in the same category, which may be alleged to have caused harm to consumers. As a result of this association, the Company may be named in unwarranted legal actions. The potential costs of defense may materially affect the Company’s results of operations and cash flows in future periods.

Marketing Distributor Relationships

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, where products are sold directly by the Company to wholesalers and retailers in the U.S., U.K., Canada, Australia and a number of other countries, and the Marketing Distributor model, where products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is used in certain countries where the Company does not have direct company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution function. The Company invests time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, the Company could be at risk until such time as a suitable replacement can be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on the Company’s business, operating results, financial position and cash flows. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

Natural Disasters

The occurrence of natural disasters, pandemics or adverse weather events may result in the loss of customers, short-term losses in distribution, supply chain disruptions and increased costs of raw materials. Therefore, the occurrence of natural disasters, pandemics or adverse weather events could have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

Market Expectations

The market price of the Company’s stock is based, in part, on market expectations for the Company’s sales growth, earnings per share and cash flow. Failure to meet these expectations could cause the market price of the Company’s stock to decline.

Internal Control over Financial Reporting

The management of WD-40 Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement in the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in global markets will place additional significant pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of approximately 11,000 square feet of office space and 4,000 square feet of plant and storage area. The Company leases an additional 8,000 square feet of office and storage space in San Diego. The Company leases approximately 2,100 square feet of office space in total for sales offices in Springfield, New Jersey and Miami, Florida. The Company leases approximately 2,000 square feet of office space in Toronto, Ontario, Canada.

Europe

The Company owns and occupies an office and plant facility at Kiln Farm, Milton Keynes, England. The building consists of approximately 8,600 square feet of office space and 4,100 square feet of plant and storage area. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases approximately 3,500 square feet of office space in Epping, New South Wales, Australia. The Company also leases approximately 1,700 square feet of office space for a regional office in Kuala Lumpur, Malaysia and an additional 7,500 square feet of office space in Shanghai, China.

With minor adjustments, the Company believes that these properties should be sufficient to meet its needs for office and plant facilities for the near future. Increased growth may cause the Company to acquire and/or modify its space in future years.

ITEM 3 - Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to a similar case that was dismissed by the San Diego Superior Court in April 2005, and the Company intends to vigorously defend this case in the same manner as before. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

On May 28, 2004, separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserted claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleged federal and state securities fraud and common law fraud claims against the Company and also sought to rescind the purchase agreement for the Heartland Corporation acquisition. On October 3, 2006, the plaintiff and the Company agreed that the plaintiff would dismiss her claims against the Company with prejudice in exchange for a mutual release and the Company’s agreement to dismiss its counterclaim for an unpaid purchase price adjustment for the Heartland Corporation acquisition in the approximate amount of $34,000. On October 10, 2006, this settlement agreement was executed, and the claims against the Company were dismissed.

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	50	President and Chief Executive Officer. Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.

Michael J. Irwin	43	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President, Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.

Graham P. Milner	52	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas, in March 1997, became Senior Vice President, The Americas, in April 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Michael L. Freeman	53	Division President, The Americas. Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in December 1996, was promoted to Senior Vice President, Operations in September 2001, and was named Division President, The Americas, in September 2002.

Geoffrey J. Holdsworth	44	Managing Director, WD-40 Company (Australia) Pty. Limited. Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble	48	Managing Director, WD-40 Company Ltd. (U.K.). Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December 1996.

All executive officers hold office at the pleasure of the Board of Directors.

PART II

ITEM 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq Stock Market (National Market System). As of August 31, 2006, the approximate number of holders of record of the Company’s common stock was 1,337. The following table sets forth the range of high and low sales prices on The Nasdaq Stock Market of the Company’s common stock for the periods indicated, as reported by Nasdaq.

	SELECTED STOCK INFORMATION
	FISCAL 2006			FISCAL 2005
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$29.22	$25.35	$0.22	$30.05	$27.25	$0.20
Second Quarter	$31.85	$26.00	$0.22	$34.18	$27.61	$0.20
Third Quarter	$33.70	$29.41	$0.22	$33.76	$27.56	$0.22
Fourth Quarter	$35.40	$29.91	$0.22	$30.00	$25.02	$0.22

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Issuance of Unregistered Securities

On March 1, 2006, the Company issued a total of 6,099 shares of its common stock to seven of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan). The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March 2006. On March 1, 2006, the Company issued shares to directors under the Plan with an aggregate market value of $185,000 in lieu of cash compensation in the amount of $167,000. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

ITEM 6 - Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Net sales[1]	$286,916	$263,227	$242,467	$238,140	$216,764
Cost of products sold	148,516	133,833	116,944	115,928	108,153

Gross profit	138,400	129,394	125,523	122,212	108,611
Operating expenses	92,378	81,974	80,074	72,460	66,245

Income from operations	46,022	47,420	45,449	49,752	42,366
Interest and other income (expense), net	(3,164)	(4,555)	(6,596)	(6,357)	(5,523)
Loss on early extinguishment of debt	—	—	—	—	(1,032)[2]

Income before income taxes	42,858	42,865	38,853	43,395	35,811
Provision for income taxes	14,746	15,067	13,210	14,754	11,135

Net income	$28,112	$27,798	$25,643	$28,641	$24,676

Earnings per common share

Basic	$1.67	$1.67	$1.52	$1.73	$1.54

Diluted	$1.66	$1.65	$1.50	$1.71	$1.53

Dividends per share	$0.88	$0.84	$0.80	$0.80	$0.94
Total assets	$268,475	$254,253	$236,775	$236,658	$215,045
Long-term obligations[3]	$69,077	$77,487	$81,822	$86,781	$96,605

[1]	The Company completed acquisitions of the 1001 business (1001) and Heartland Corporation (Heartland) during fiscal 2004 and 2002, respectively. Sales of the 1001 brand added $9.4 million, $8.9 million and $3.2 million in household products sales in fiscal 2006, 2005 and 2004, respectively. Sales of the Spot Shot brand acquired in the Heartland acquisition added $28.2 million, $25.4 million, $28.4 million, $28.2 million and $7.3 million in household products sales during fiscal 2006, 2005, 2004, 2003 and 2002, respectively.

[2]	The Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections, in fiscal year 2003. As a result, the loss on early extinguishment of debt recorded as an extraordinary item during the year ended August 31, 2002 has been reclassified for comparative presentation and reported in income before income taxes.

[3]	Long-term obligations include long-term debt, deferred employee benefits and other long-term liabilities and long-term deferred tax liabilities, net.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the WD-40 Company. MD&A is presented in ten sections: Overview, Summary Statement of Operations, Highlights, Results of Operations, Liquidity and Capital Resources, Stock-Based Compensation, Critical Accounting Policies, Recent Accounting Pronouncements, Transactions with Related Parties and Quantitative and Qualitative Disclosures about Market Risk. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes contained in Item 15.

In MD&A, “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40 and 3-IN-ONE Oil, two heavy-duty hand cleaner brands known as Lava and Solvol, and six household product brands known as X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaner, Carpet Fresh and No Vac rug and room deodorizers, Spot Shot aerosol and liquid carpet stain removers and 1001 carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2006	2005	% Change
Net sales	$286,916	$263,227	9%
Gross profit	$138,400	$129,394	7%
Income from operations	$46,022	$47,420	(3)%
Net income	$28,112	$27,798	1%
Earnings per common share (diluted)	$1.66	$1.65	1%

HIGHLIGHTS

•	In fiscal year 2006, sales in the Americas increased 6% as compared to the prior fiscal year, combined with sales increases of 16% and 12% in Europe and Asia-Pacific, respectively.

•	In fiscal year 2006, lubricant sales were up 9%, household product sales were up 9% and hand cleaner sales were down 4%.

•	Changes in foreign currency exchange rates compared to the prior fiscal year partially offset the growth of our sales as well as growth in expenses. Fiscal year 2006 results translated at last fiscal year’s exchange rates would have produced sales of $289.0 million and net income of $28.3 million. The impact of the change in foreign currency exchange rates year over year negatively affected sales in fiscal year 2006 by $2.1 million and net income by $0.2 million.

•	The Company continues to face significant competition and challenges within the household products categories. However, we were encouraged by the performance of our household products during the current fiscal year. For fiscal year 2006, sales of U.S. household products were up 10% versus the prior fiscal year as a result of increases in distribution, increases in promotions and new products introduced throughout fiscal year 2005.

•	The rising cost of products sold negatively affected gross margins during fiscal year 2006 as compared to the prior fiscal year. We continue to be concerned about rising costs of components and raw materials. We began to incur increased costs during the fourth quarter of fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. Since that time, the Company has continued to experience increases in product costs. As a result, the Company implemented additional price increases on certain products during the third quarter of fiscal year 2006.

•	We continue to be focused on and committed to innovation. We are encouraged by the Company’s accelerated pace of innovation, including potential new products currently in development. We see innovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations.

•	Selling, general and administrative expenses were up 13% during fiscal year 2006 as compared to the prior fiscal year due primarily to increases in bonus expense, employee-related costs, stock-based compensation due to the adoption of a new accounting pronouncement (SFAS No. 123R), research and development costs, freight costs and professional services.

•	The Company adopted SFAS No. 123R, “Share-Based Payment” at the beginning of fiscal year 2006. The incremental increase in compensation costs related to the adoption of SFAS No. 123R, excluding the associated tax benefits, totaled $1.8 million during fiscal year 2006 and was recorded as a component of selling, general and administrative expenses.

•	Advertising and sales promotion expenses were up 12% during fiscal year 2006 as compared to the prior fiscal year due primarily to increased consumer broadcast and print advertising in the U.S. related to new products.

•	As of August 31, 2006, inventory increased to $15.3 million, up from $8.0 million at August 31, 2005. The increase is primarily due to inventory acquired to support new product introductions and promotions. Recent product introductions have required the Company to acquire products outside of its historical contract packager model, which has resulted in the need for the Company to carry higher levels of inventory.

RESULTS OF OPERATIONS

Year Ended August 31, 2006 Compared with the Year Ended August 31, 2005

Net Sales

Net Sales by Segment	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Americas	$186,769	$176,106	$10,663	6%
Europe	79,101	68,353	10,748	16%
Asia-Pacific	21,046	18,768	2,278	12%

Total net sales	$286,916	$263,227	$23,689	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior fiscal year negatively impacted the growth of the Company’s sales. The current fiscal year results translated at last fiscal year’s exchange rates would have produced sales of $289.0 million, thus, the impact of the change in foreign currency exchange rates year over year negatively affected fiscal year 2006 sales by $2.1 million, or 1%.

Net Sales by Product Line	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$190,468	$174,084	$16,384	9%
Household products	89,822	82,237	7,585	9%
Hand cleaners	6,626	6,906	(280)	(4)%

Total net sales	$286,916	$263,227	$23,689	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $138.4 million, or 48.2% of sales in fiscal year 2006, compared to $129.4 million, or 49.2% of sales in fiscal year 2005. The decrease in the gross margin percentage was primarily attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. Gross margin percentage was also negatively impacted during the current fiscal year as the Company incurred costs associated with impaired, slow-moving and reworked inventory. As a result, the Company focused on reducing excess inventory of certain products and offered significant discounts, which reduced the gross margin percentage. The discounts and costs associated with the impaired, slow-moving and reworked inventory negatively impacted the gross margin percentage by 0.4% in fiscal year 2006. The increase in cost of products sold and the costs associated with impaired, slow-moving and reworked inventory were partially offset by a decrease in advertising and promotional discounts and other discounts, which positively impacted gross margin percentage by 0.3%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

As the result of the continued trend of rising costs, the Company has implemented price increases on certain products. The Company began to experience rising costs during the fourth quarter of fiscal year 2004 and has continued to experience further cost increases. To reduce the impact of these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. However, costs of components, raw materials and finished goods have continued to rise since last fiscal year’s third quarter. As a result, the Company implemented additional price increases during the third quarter of fiscal year 2006. The increase in pricing of certain products worldwide added approximately 1.6% to gross margin percentage in fiscal year 2006 compared to fiscal year 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for fiscal year 2006 increased to $71.8 million from $63.5 million for the prior fiscal year. The increase in SG&A was largely attributable to increases in bonus expense, employee-related costs, stock-based compensation expense due to the adoption of a new accounting pronouncement, research and development costs, freight costs and professional services. Bonus expense increased $2.8 million versus the prior fiscal year, as many regions did not achieve profit and other performance expectations in the prior fiscal year, which resulted in a lower prior fiscal year bonus expense. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $1.9 million versus the prior fiscal year as a result of annual compensation increases and additional staffing. Beginning in fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $1.8 million incremental increase in compensation expense during fiscal year 2006. Research and development costs increased $1.3 million due to increased new product development activity. Freight costs increased $0.6 million due to sales growth and increased fuel surcharges. The $0.7 million increase in professional services costs related to information technology, marketing, legal and tax-related consulting.

Also contributing to the increase in SG&A was $1.2 million of increased miscellaneous expenses such as depreciation and amortization, overhead expenses, insurance expenses, travel expenses and meeting expenses. These increases were partially offset by $1.0 million of decreased bad debt expense primarily related to recoveries of bad debt, including a preference claim, $0.4 million of decreased sales commissions and $0.1 million of decreased investor relations costs, as well as $0.5 million of foreign currency translation impact. The current fiscal year SG&A expenses translated at last fiscal year’s exchange rates would have produced total SG&A expenses of $72.3 million.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs were $3.8 million in fiscal year 2006 compared to $2.5 million in fiscal year 2005. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 25.0% in fiscal year 2006 and 24.1% in fiscal year 2005.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $20.1 million in fiscal year 2006, up from $17.9 million in fiscal year 2005 and, as a percentage of sales, increased to 7.0% in fiscal year 2006 from 6.8% in fiscal year 2005. In fiscal year 2005, marketing investment was concentrated in the first quarter. However, marketing investment in the U.S. was reduced during the remainder of last fiscal year as the Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In fiscal year 2006, the Company began to increase marketing investment in the second quarter and continued during the remainder of the fiscal year, as the Company aligned its advertising and sales promotion activities with the distribution of its current and new products.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In fiscal year 2006, the total promotional costs recorded as reductions to sales were $15.6 million versus $18.8 million in fiscal year 2005. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $35.7 million in fiscal year 2006 versus $36.7 million in fiscal year 2005.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $532,000 in fiscal year 2006, compared to $552,000 in fiscal year 2005. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its estimated eight-year life.

Income from Operations

Income from operations was $46.0 million, or 16.0% of sales in fiscal year 2006, compared to $47.4 million, or 18.0% of sales in fiscal year 2005. The decrease in income from operations as a percentage of sales was due to the items discussed above.

Interest Expense, net

Interest expense, net was $3.5 million compared to $5.1 million for the fiscal years ended August 31, 2006 and 2005, respectively. The change in interest expense, net was primarily due to reduced principal balance on long-term borrowings resulting from a $10 million principal payment made in May 2005 and a $10.7 million principal payment made in October 2005.

Other Income / Expense, net

Other income, net was $339,000 in fiscal year 2006, compared to $578,000 in the prior fiscal year, a decrease of $239,000, which was due to reduced foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.41% of income before income taxes for fiscal 2006, a decrease from 35.15% in fiscal year 2005. The decrease in tax rate is due to the benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004, as well as foreign tax credits and the tax benefit of municipal bond interest. These tax benefits were partially offset by the impact of reduced low income housing credits, the growth of worldwide income and non-deductible stock-based compensation expense related to stock options granted to some non-U.S. taxpayers.

Net Income

Net income was $28.1 million, or $1.66 per common share on a fully diluted basis for the fiscal year ended August 31, 2006, compared to $27.8 million, or $1.65 per common share for the prior fiscal year. The change in foreign currency exchange rates year over year had a negative impact of $0.2 million on fiscal year 2006 net income.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2006 and 2005.

Americas

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$102,732	$99,259	$3,473	3%
Household products	78,553	71,276	7,277	10%
Hand cleaners	5,484	5,571	(87)	(2)%

Sub-total	$186,769	$176,106	$10,663	6%

% of consolidated	65%	67%

Changes in foreign currency exchange rates compared to the prior fiscal year positively impacted the growth of sales. The fiscal year 2006 results translated at last fiscal year’s exchange rates would have produced sales of $185.8 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2006 by approximately $1.0 million.

The increase in lubricant sales in the Americas during fiscal year 2006 compared to the prior fiscal year was the result of WD-40 sales growth in Canada and Latin America as sales increased by 12% and 23%, respectively. Growth in Canada was due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products, as well as additional price increases implemented during the current fiscal year third quarter, also contributed to the sales growth in the Americas in fiscal year 2006. In the U.S., WD-40 sales increased 1%, as sales growth from the launch of the WD-40 Smart Straw and price increases were largely offset by decreased sales as a result of a large promotion in fiscal year 2005 not repeated in fiscal year 2006.

Despite the significant competition within the household brands category, the Company’s household products were still able to achieve sales growth. Household product sales in fiscal year 2006 were up by $7.3 million, or 10%, compared to fiscal year 2005 due primarily to increases in the U.S. Sales in the U.S. increased by $6.8 million, or 10%. The increases in household product sales resulted from a variety of reasons, including increased promotional activity, increased distribution and new products that were introduced throughout fiscal year 2005. While the Company’s household products achieved sales growth in fiscal year 2006 versus last fiscal year, these products continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales increased 11% in the U.S. during the current fiscal year as compared to the prior fiscal year due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during most of the prior fiscal year, Spot Shot experienced decreased sales as a result of a key U.S. customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in the prior fiscal year. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Over the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Despite the declines in the rug and room deodorizer category, Carpet Fresh was able to achieve sales growth in the U.S. of 11% in fiscal year 2006 versus fiscal year 2005 due to increased promotional activities and expanded distribution, which included new trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of the X-14 hard surface cleaners increased 32% in fiscal year 2006 versus fiscal year 2005 due primarily to increased promotional activities, growth in non-grocery trade channels and the full year benefit from the launch of two new innovative products. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 4% in fiscal year 2006 compared to the prior fiscal year due to increased promotional activities performed by the Company, as well as promotional activities performed by a key customer. However, sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 2% in fiscal year 2006 compared to the prior fiscal year. Although sales of heavy-duty hand cleaners decreased slightly, distribution remains consistent through the grocery trade and other classes of trade.

For this region, 87% of sales came from the U.S., and 13% came from Canada and Latin America in fiscal year 2006, compared to the distribution in fiscal year 2005, when 88% of sales came from the U.S., and 12% came from Canada and Latin America.

Europe

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$69,742	$59,427	$10,315	17%
Household products	9,359	8,908	451	5%
Hand cleaners	—	18	(18)	(100)%

Sub-total	$79,101	$68,353	$10,748	16%

% of consolidated	28%	26%

For the fiscal year ended August 31, 2006, sales in Europe grew to $79.1 million, up $10.7 million, or 16%, over sales in the prior fiscal year. Changes in foreign currency exchange rates compared to the same prior fiscal year partially offset the growth of sales. Fiscal year 2006 results translated at last fiscal year’s exchange rates would have produced sales of $82.0 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year negatively affected the current fiscal year sales by approximately $2.9 million, or 4%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark, Austria and Switzerland. Sales from these countries increased 15% in fiscal year 2006 versus fiscal year 2005. Sales from these countries also accounted for 71% of the region’s sales in both fiscal year 2006 and 2005. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year are as follows: the U.K., 11%; France, 16%; the German sales region, 23%; Spain/Portugal, 7%; and Italy, 21%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of WD-40, 3-IN-ONE and 1001 Carpet Fresh No Vac. WD-40 sales were up 15% in fiscal year 2006 compared to the prior fiscal year due to increased promotional activities, increased distribution and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen, as well as price increases on certain products during the current fiscal year. Sales of 3-IN-ONE increased 14% as a result of the growth of the 3-IN-ONE Pro line of products, introduction of 3-IN-ONE aerosol and promotions with key customers. 1001 Carpet Fresh No Vac was able to achieve sales growth of 38% versus the prior fiscal year as a result of increased distribution and awareness, as well as media investment. The sales growth in France was the result of the introduction of the WD-40 Smart Straw and the WD-40 No-Mess Pen and increased sales of 3-IN-ONE. The increase in 3-IN-ONE sales in France was due to increased distribution and penetration of the 3-IN-ONE Professional products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 18% in fiscal year 2006 versus the prior fiscal year. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe and the Middle East. The distributor market accounted for approximately 29% of the total Europe segment sales in both fiscal year 2006 and 2005. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$17,994	$15,398	$2,596	17%
Household products	1,910	2,053	(143)	(7)%
Hand cleaners	1,142	1,317	(175)	(13)%

Sub-total	$21,046	$18,768	$2,278	12%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in fiscal year 2006 were $21.0 million, up $2.3 million, or 12%, compared to fiscal year 2005. Changes in foreign currency exchange rates compared to the prior fiscal year did not significantly impact the current fiscal year sales. Asia-Pacific sales benefited primarily from increased lubricant sales across the region.

Sales in Australia were up 3% fiscal year 2006 as compared to fiscal year 2005 due to increased sales of WD-40, 3-IN-ONE and No Vac. WD-40 sales were up due to increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE sales were up due to the launch of new products. No Vac sales increased as it continues to gain market share in Australia. These increases were partially offset by decreased sales of Solvol. Solvol sales were down 14% in fiscal year 2006 versus the prior fiscal year as a result of reduced distribution to a key customer.

Sales in Asia were up 17% in fiscal year 2006 compared to the prior fiscal year due to increased WD-40 sales to customers across the Asian region, including Taiwan, China, Indonesia, Japan, Singapore, Hong Kong and India, as the Company continues to expand into this region. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was partially offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

The Asian region represents important long-term growth potential for the Company. Because of this potential, the Company will begin direct operations in China during fiscal year 2007 to help accelerate the growth of the markets in this region.

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

Year Ended August 31, 2005 Compared with the Year Ended August 31, 2004

Net Sales

Net Sales by Segment	Fiscal Year Ended August 31,
(in thousands)	2005	2004	$ Change	% Change
Americas	$176,106	$166,142	$9,964	6%
Europe	68,353	57,703	10,650	18%
Asia-Pacific	18,768	18,622	146	1%

Total net sales	$263,227	$242,467	$20,760	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to fiscal year 2004 contributed to the growth of the Company’s sales. Fiscal year 2005 results translated at fiscal year 2004 exchange rates would have produced sales of $259.9 million, thus, the impact of the change in foreign currency exchange rates year over year positively affected fiscal year 2005 sales by $3.4 million, or 1%.

Net Sales by Product Line	Fiscal Year Ended August 31,
(in thousands)	2005	2004	$ Change	% Change
Lubricants	$174,084	$157,911	$16,173	10%
Household products	82,237	77,913	4,324	6%
Hand cleaners	6.906	6,643	263	4%

Total net sales	$263,227	$242,467	$20,760	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; hand cleaner sales include Lava and Solvol; and sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001. Sales of 1001 contributed $8.9 million during the fiscal year ended August 31, 2005. The 1001 brand was acquired in April 2004 and contributed $3.2 million to sales in fiscal year 2004.

Gross Profit

Gross profit was $129.4 million, or 49.2% of sales in fiscal year 2005, compared to $125.5 million, or 51.8% of sales in fiscal year 2004. The 2.6% decrease in the gross margin percentage for the fiscal year ended August 31, 2005 versus the fiscal year ended August 31, 2004 was attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products.

To reduce the impact of these rising costs, the Company implemented a plan to increase prices for some of its products; the majority of such price increases were implemented in the third quarter of fiscal year 2005. The increase in pricing of certain products worldwide added approximately 0.8% to gross margin percentage in fiscal year 2005 compared to fiscal year 2004.

The price increases are intended to reduce the effect of rising costs on gross margin percentage; however, further rises in the cost of products could offset the benefits of the price increases. In addition, shifts in product mix as well as the timing of certain promotional activities could also cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for fiscal year 2005 increased to $63.5 million from $58.3 million for fiscal year 2004. The increase in SG&A was attributable to a number of items including: $0.8 million related to increased foreign currency exchange rates; $1.7 million of increased freight due to fuel surcharges, a change in customer purchase patterns which increased the frequency of shipments, but in smaller quantities, and sales growth; $2.0 million of increased employee-related costs which include salaries, profit sharing and other fringe benefits; $0.7 million of increased miscellaneous expenses such as travel, office expenses and amortization and depreciation; $0.6 million of increased research and development costs related to increased new product development activity; $0.3 million of increased expenses primarily due to a preference claim associated with the bankruptcy of a customer; and $0.4 million of increased professional services. Costs incurred for Sarbanes-Oxley compliance also continued to rise over the high costs incurred during fiscal year 2004 in areas such as employee-related costs, miscellaneous expenses and professional services. These increases were partially offset by $1.3 million of decreased sales commissions, insurance costs, investor relations costs and meeting and other expenses.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $17.9 million in fiscal year 2005, down from $21.5 million in fiscal year 2004, and as a percentage of sales, decreased to 6.8% in fiscal year 2005 from 8.9% in fiscal year 2004. The decrease is mainly related to reduced spending for print media and television media in the U.S., partially offset by increased television media spending in Europe. Advertising spending in the U.S. was reduced after the first quarter fiscal year 2005 due to declines in consumer response to certain traditional advertising programs. Throughout the remainder of fiscal year 2005, the Company performed testing of new marketing programs and reevaluated the market dynamics and its strategies to determine which programs would be the most effective.

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

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $552,000 in fiscal year 2005, compared to $224,000 in fiscal year 2004. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized over its eight-year life.

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

Other Income / Expense, net

Other income, net was $0.6 million in fiscal 2005, compared to other expense, net of $0.2 million in fiscal year 2004, an increase of $0.8 million, which was due to increased foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 35.15% of taxable income in fiscal 2005, an increase from 34.00% in fiscal year 2004. The increase in tax rate was due to the impact of reduced low-income housing credits, the growth of worldwide income and the reduction of Extraterritorial Income (ETI) benefits.

Net Income

Net income was $27.8 million, or $1.65 per common share on a fully diluted basis for the fiscal year ended August 31, 2005, compared to $25.6 million, or $1.50 per common share for the fiscal year ended August 31, 2004. The change in foreign currency exchange rates year over year had a positive impact of $0.4 million on fiscal year 2005 net income.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2005 and 2004.

Americas

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2005	2004	$ Change	% Change
Lubricants	$99,259	$86,983	$12,276	14%
Household products	71,276	73,757	(2,481)	(3)%
Hand cleaners	5,571	5,402	169	3%

Sub-total	$176,106	$166,142	$9,964	6%

% of consolidated	67%	69%

The increase in lubricant sales in the Americas in fiscal year 2005 compared to fiscal year 2004 relates to the growth in WD-40 sales across the U.S., Canada and Latin America, where sales increased by 17%, 9% and 13%, respectively. Price increases implemented during the fiscal year 2005 third quarter on certain products also contributed to the sales growth. In the U.S., WD-40 sales were up due to improved display and distribution through home centers, the success of the WD-40 Big Blast and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Big Blast was introduced in the second quarter of fiscal 2004, and the WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Latin America was primarily due to strong results in Mexico, Puerto Rico, the Caribbean and Central America, associated with increased promotional activity and new distribution. The Latin America region also benefited from a more stable political and economic environment versus previous years. Canadian sales benefited from strong sales in all trade channels, as well as strong promotional execution during fiscal year 2005, partially offset by decreased sales as a result of reduced promotional activities by a key customer. The increases in WD-40 sales were partially offset by a 10% decline in 3-IN-ONE sales in the U.S. as compared to fiscal year 2004. This decline was also a result of reduced promotional activities by a key home center customer.

Household product sales in fiscal year 2005 were down by $2.5 million, or 3%, compared to fiscal year 2004 due to declines in the U.S. Sales in the U.S. decreased by $2.4 million, or 3%, due to decreased sales of Spot Shot and Carpet Fresh. These declines were the result of several factors, including competitor activity, changes to customer-specific programs, lost or decreased distribution compared to fiscal year 2004 and the effects of other competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories and in related categories.

Spot Shot sales declined 11% in fiscal year 2005 as compared to fiscal year 2004 due to heightened competitive activity and customer sales testing, partially offset by sales from new products, Spot Shot Pro and Spot Shot with a trigger format, during the fiscal year 2005 fourth quarter. During fiscal year 2005, certain customers continued to perform on-going head-to-head sales testing versus competitor products. Although Spot Shot was successful versus the competitor products and maintained distribution, this sales testing process caused sales to be lower than fiscal year 2004. Overall, Spot Shot continues to outperform new entrants as well as established products on the shelf. The Company has committed research and development resources to create meaningful innovation for the Spot Shot brand, including Spot Shot Pro and Spot Shot with a trigger format. Spot Shot Pro is an aerosol carpet stain remover targeted to frequent and commercial users, and the new Spot Shot product with a trigger delivery format is a liquid carpet stain remover. Both of these new products also provide innovation through an odor neutralizing formula.

Within the past two years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. Sales of Carpet Fresh in the U.S. declined 15% in fiscal year 2005 due to lost distribution with a key customer, competitive activity within and around the category and the effects from reallocation of shelf space. In an effort to offset some of these losses, the Company responded with a more competitive product offer in size and value. New powder fragrance introductions also helped grow powder sales versus fiscal year 2004. Despite these general trends in the rug and room deodorizer and air care categories, the Carpet Fresh brand gained market share within the rug and room deodorizer category in the grocery trade channel. In addition, the Company expanded distribution through new channels, which resulted in sales growth in the fourth quarter of fiscal year 2005. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

Despite the significant competition within the household brands category, the Company was still able to achieve sales growth for two of its brands in fiscal year 2005 versus fiscal year 2004. U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 3% in fiscal year 2005 compared to fiscal year 2004 due to the sales of the 2000 Flushes clip-on product which was introduced during the second quarter of fiscal year 2004.

U.S. sales of the X-14 hard surface cleaners increased 31% in fiscal year 2005 versus fiscal year 2004 due primarily to the introduction of two new innovative products and the re-launch and repositioning of the X-14 Mildew Stain Remover. During the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005, the Company introduced two new products, X-14 Orange Aerosol and X-14 Oxy Citrus. Also contributing to the increase in sales was the Company’s repositioning of the X-14 Mildew Stain Remover product to respond to the competition by introducing a larger size and a long-lasting mildew prevention claim. This repositioning, which occurred in the third quarter of fiscal 2004, highlights a proven claim that X-14 produces more effective results compared to the leading products in the category.

Sales of heavy-duty hand cleaners for the Americas increased by $0.2 million, or 3%, in fiscal year 2005, up from $5.4 million in fiscal year 2004. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade. Additionally, the Company began distribution of its new Lava Pro line of solvent-based heavy-duty hand cleaners early in the second quarter of fiscal year 2005.

For this region, 88% of the sales came from the U.S., and 12% came from Canada and Latin America in both fiscal year 2005 and 2004.

Europe

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2005	2004	$ Change	% Change
Lubricants	$59,427	$54,455	$4,972	9%
Household products	8,908	3,200	5,708	178%
Hand cleaners	18	48	(30)	(63)%

Sub-total	$68,353	$57,703	$10,650	18%

% of consolidated	26%	24%

For the fiscal year ended August 31, 2005, sales in Europe grew to $68.4 million, up $10.6 million, or 18%, over sales for the fiscal year ended August 31, 2004. Changes in foreign currency exchange rates compared to fiscal year 2004 contributed to the growth of sales. Fiscal year 2005 results translated at fiscal year 2004 exchange rates would have produced sales of $66.2 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected the region’s sales for fiscal year 2005 by approximately $2.2 million, or 3%. Sales of the 1001 brand contributed $8.9 million during the fiscal year ended August 31, 2005. The 1001 brand was acquired in April 2004 and contributed $3.2 million to sales during fiscal year 2004.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark, Austria and Switzerland. Sales from these countries increased 20% in fiscal year 2005 versus fiscal year 2004. Sales from these countries also accounted for 71% of the region’s sales in fiscal year 2005, up from 70% in fiscal year 2004. Percentage increases in sales in U.S. dollars across the various parts of the region over fiscal year 2004 were as follows: the U.K., 26%; France, 6%; the German sales region, 18%; Spain/Portugal, 17%; and Italy, 27%. In the long term, these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the impact of the 1001 acquisition, which contributed $8.9 million to sales for the region in fiscal year 2005 versus $3.2 million in fiscal year 2004. During the fourth quarter of fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market. For the fiscal year ended August 31, 2005, Carpet Fresh No Vac and Spot Shot contributed 25% to the overall 1001 sales. However, WD-40 sales in the U.K. market were down in fiscal year 2005 versus fiscal year 2004 primarily due to reduced promotional activity with a key customer. The sales growth in Spain for fiscal year 2005 as compared to fiscal year 2004 was largely due to 3-IN-ONE Pro, which was launched during the first quarter of fiscal year 2005. In local currency, sales in France were flat. WD-40 sales were down due to a change in the purchasing patterns of a key customer. This decline was offset by the continued launch of 3-IN-ONE Pro during fiscal year 2005. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand, as well as the benefit of additional sales staff as compared to fiscal year 2004. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was also the result of increased awareness and penetration of the WD-40 brand, in addition to the further development of direct sales into the Netherlands.

In the countries in which the Company sells through local distributors, sales increased 14% in fiscal year 2005 versus fiscal year 2004. The distributor market increased sales by $2.5 million as a result of growth in the Middle East and Eastern Europe. The distributor market accounted for approximately 29% of the total Europe segment sales in fiscal year 2005 compared to 30% in fiscal year 2004 as a result of the 1001 acquisition in the third quarter of fiscal year 2004, which increased the total sales of the European direct markets. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2005	2004	$ Change	% Change
Lubricants	$15,398	$16,473	$(1,075)	(7)%
Household products	2,053	958	1,095	114%
Hand cleaners	1,317	1,191	126	11%

Sub-total	$18,768	$18,622	$146	1%

% of consolidated	7%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales for fiscal year 2005 were $18.8 million, up $0.1 million, or 1%, compared to fiscal year 2004. Changes in foreign currency exchange rates compared to fiscal year 2004 contributed $0.3 million to fiscal year 2005 sales. The fiscal year 2005 results translated at fiscal year 2004 exchange rates would have produced sales of $18.4 million in this region. Asia-Pacific sales benefited from the increased market penetration of No Vac rug and room deodorizers, which were launched in Australia and parts of Asia during the third quarter of fiscal year 2004. Also contributing to Asia-Pacific sales was the launch of the Solvol Citrus Bar in Australia during the first quarter of fiscal year 2005. WD-40 sales also increased in Australia; however, these sales increases were largely offset by a decline in WD-40 sales in Asia.

Sales in Asia were down 10% in fiscal year 2005 as compared to fiscal year 2004 due to decreased WD-40 sales resulting from slower sales caused by increased prices in primary markets including China, Taiwan and Malaysia. The decrease in lubricant sales was slightly offset by the growth of No Vac.

Sales in Australia were up 27% in fiscal year 2005 versus fiscal year 2004 primarily due to increased sales of No Vac rug and room deodorizers, as distribution and market share continues to grow. No Vac sales represented approximately 26% of total fiscal year 2005 sales in Australia. Sales of lubricants in Australia also increased in fiscal year 2005 as compared to fiscal year 2004. Lubricant sales benefited from promotions with a large home center retailer. Sales of hand cleaners increased compared to fiscal year 2004 as a result of the launch of the Solvol Citrus Bar during the first quarter of fiscal year 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, the Company had $64.3 million remaining on an original $75 million, 7.28% fixed-rate term loan. The loan matures in 2011, with the second principal payment of $10.7 million having been made after the close of the fiscal year on October 18, 2006, and subsequent payments in similar amounts due each October 18th for five years thereafter. During the first quarter of fiscal year 2006, the Company also had a $10 million revolving line of credit with no outstanding balance. This revolving line of credit matured in October 2005. In consideration of the balance of cash on hand, and in an effort to reduce fees associated with maintaining an available line of credit, the Company did not renew the line of credit.

Under the fixed-rate term loan, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan.

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

The events of default under the credit facility include the following:

•	Failure to pay principal or interest when due

•	Failure to comply with covenants, representations or warranties, terms or conditions under the credit agreements

•	Commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation

•	The sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line

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

For the fiscal year ended August 31, 2006, cash and cash equivalents increased by $8.1 million, from $37.1 million at the end of fiscal year 2005 to $45.2 million at August 31, 2006. Operating cash flow of $28.2 million was offset by cash used in investing activities of $2.6 million and cash used in financing activities of $18.0 million.

Current assets increased by $14.3 million to $115.5 million at August 31, 2006, up from $101.2 million at August 31, 2005. Inventory increased to $15.3 million, up by $7.2 million from $8.0 million at August 31, 2005 due to inventory acquired to enhance the effectiveness of the Company’s supply chain and to support new product introductions and promotions, primarily the WD-40 No-Mess Pen and the WD-40 Smart Straw. As a result of recent product introductions, the Company has expanded its supplier base, which has required the Company to carry higher levels of inventory. This represents a shift from our historical contract manufacturer model that had allowed the Company to carry minimal levels of inventory. Under the historical contract manufacturer model, the Company acquires products upon sales to customers, thus reducing the need to carry inventory. Inventory has also increased as a result of the Company now acquiring certain finished goods directly from manufacturers. Previously, these products had been acquired from a distributor who had acquired them on behalf of the Company. Product held at contract packagers decreased to $1.4 million, down from $1.8 million at August 31, 2005 due to timing. Other current assets decreased by $1.9 million to $4.9 million at August 31, 2006, down from $6.8 million at August 31, 2005 due to decreased federal income taxes receivable as a result of an I.R.S. audit of amended tax returns. The I.R.S. audit resulted in a reduced amount of expected taxes receivable as well as a corresponding increase in current deferred tax assets.

Current liabilities were $43.7 million at August 31, 2006, down from $46.7 million at August 31, 2005. Accounts payable and accrued liabilities decreased by $6.2 million due to a reduction in accrued advertising expenses, timing of payments and lower sales levels in August of fiscal year 2006 compared to August of fiscal year 2005. Accrued payroll and related expenses were up $3.7 million due to an increase in bonus accrual and profit sharing accrual. Income taxes payable decreased $0.4 million due to the timing of payments for federal income taxes.

At August 31, 2006, working capital increased to $71.9 million, up $17.4 million from $54.5 million at the end of fiscal year 2005. The current ratio was 2.6 at August 31, 2006, up from 2.2 at August 31, 2005.

Net cash provided by operating activities for the fiscal year ended August 31, 2006 was $28.2 million. This amount consisted of $28.1 million from net income with an additional $6.3 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML Company L.L.C. (VML) and stock-based compensation partially offset by $6.2 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the fiscal year ended August 31, 2006 was $2.6 million. Capital expenditures of $2.9 million were primarily in the areas of machinery and equipment, computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements.

For fiscal year 2006, net cash used in financing activities included a $10.7 million principal payment on debt in October 2005 and $14.8 million of dividend payments, partially offset by $7.0 million in proceeds from the exercise of common stock options and $0.5 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the first principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan.

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

On October 6, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on October 31, 2006 to shareholders of record on October 17, 2006. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of August 31, 2006:

Contractual Obligations:	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$64,286,000	$10,714,000	$21,428,000	$21,428,000	$10,716,000
Interest payments on long-term debt	12,870,000	4,095,000	5,850,000	2,730,000	195,000
Operating leases	2,585,000	1,327,000	1,094,000	164,000	—
Marketing commitments	844,000	422,000	422,000	—	—

Total contractual cash obligations	$80,585,000	$16,558,000	$28,794,000	$24,322,000	$10,911,000

The following summarizes other commercial commitments as of August 31, 2006:

•	The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on sales forecasts provided to the contract manufacturers, ranging from two to five months.

•	As of August 31, 2006, the Company has also committed to purchase finished goods and raw materials of $2.2 million in fiscal year 2007; and $0.6 million in fiscal year 2008.

•	The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of $141,000 in fiscal year 2007, $141,000 in fiscal year 2008, $84,000 in fiscal year 2009, $84,000 in fiscal year 2010, $84,000 in fiscal year 2011 and $84,000, thereafter. Benefits payable to current employees vest upon retirement. As a result, the timing of payments is uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $1.8 million.

STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in more detail in Note 11 - Stock-Based Compensation, included in the Notes to Consolidated Financial Statements under Part IV - Item 15.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the fiscal year ended August 31, 2006 includes an additional $1.8 million of compensation expense and an additional $0.5 million of income tax benefits related to the Company’s stock-based compensation arrangements as compared to fiscal year 2005.

As of August 31, 2006, there was $1.4 million and $0.3 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.6 years and 3.7 years, respectively.

The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model with the assumptions described in Note 11 to the Consolidated Financial Statements.

The Company has evaluated the potential use of other forms of long-term stock-based compensation arrangements. Currently, the Company expects to continue to grant stock options to employees and directors. However, as with all compensation arrangements, the granting of stock options is subject to periodic review.

Readers are also directed to refer to Note 11 - Stock-Based Compensation, included in the Notes to Consolidated Financial Statements under Part IV - Item 15.

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

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive liabilities requires the Company to use judgment for estimates that include current and past trade-promotion spending patterns, status of trade-promotional activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the estimated rate. If the Company’s accrual estimates for sales incentives at August 31, 2006 were to differ by 10%, the impact on net sales would be approximately $0.5 million.

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

The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may not be fully sustained upon challenge by relevant tax authorities. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company’s tax contingency accruals are reflected as a component of income taxes payable.

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

Valuation of Long-lived Assets, Intangible Assets and Goodwill

The Company assesses the potential impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is tested at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year unless there are indicators during an interim period that assets may have become impaired. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates, such as forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention and the selection of appropriate discount and royalty rates. Management judgments and estimates are based on assumptions that are most reasonably likely to occur. For goodwill, impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. For intangible assets, impairment occurs when the carrying value of an asset exceeds its fair value. In addition, intangible assets with indefinite lives are evaluated quarterly to determine whether events and circumstances continue to support an indefinite useful life.

Events and circumstances that we consider important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	Significant negative industry or economic trends

•	Significant decline in our stock price for a sustained period

•	Decreased market capitalization relative to net book value

•	Unanticipated technological change or competitive activities

•	Loss of key distribution

•	Loss of key personnel

•	Acts by government and courts

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

During the second quarter of fiscal year 2006, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on future discounted cash flows compared to related book values. Based on this review, the Company determined that there were no instances of impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” Any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. On May 24, 2006, the U.S. Treasury

Department issued the final regulations concerning the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Based on the final regulations, the Company has completed its evaluation of the impact of Internal Revenue Code Section 199 provided by the Act and determined that the deduction, which will be included in the fiscal year 2006 tax return, resulted in a reduction of approximately one-half of one percent to the Company’s effective tax rate for fiscal year 2006.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company completed its evaluation in the second quarter of fiscal year 2006 and foresees no benefit in the repatriation of foreign earnings. As a result, the Company will not be repatriating earnings under the provisions of this act.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0.1 million for the fiscal year ended August 31, 2006, and equity earnings of $0.4 million and $0.5 million for the fiscal years ended August 31, 2005 and 2004, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of August 31, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $41.0 million, $38.4 million and $36.6 million during the fiscal years ended August 31, 2006, 2005 and 2004, respectively. The Company had product payables to VML of $0.5 million and $1.9 million at August 31, 2006 and 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2006, 2005 and 2004. Additionally, the Company acquired $2.0 million of inventory from VML during the fourth quarter of fiscal year 2006. The inventory purchased from VML consisted of certain finished goods that had been acquired from other manufacturers on behalf of the Company. As the Company transitioned to direct acquisition of these finished goods, it acquired the remaining inventory at VML.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for lubricants, household products and heavy-duty hand cleaners in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A.

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

Interest Rate Risk

As of August 31, 2006, the Company had $64.3 million remaining on an original $75 million, 7.28% fixed-rate term loan. During the first quarter of fiscal year 2006, the Company also had a $10 million revolving line of credit with no outstanding balance. The $10 million revolving line of credit was subject to interest rate fluctuations, with a variable interest rate based on the LIBOR rate plus 1.75%. However, the Company is not currently exposed to interest rate risk as the line of credit matured in October 2005, and the Company did not renew the line of credit.

ITEM 8 - Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2006 and 2005 and for each of the three years in the period ended August 31, 2006, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K in Item 15.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ended August 31, 2006. Amounts are presented in thousands, except for earnings per share data.

QUARTER ENDED:	NET SALES	GROSS PROFIT	NET INCOME	DILUTED EARNINGS PER SHARE
November 30, 2004	$60,688	$30,569	$5,635	$0.34
February 28, 2005	61,076	29,647	5,278	0.31
May 31, 2005	65,149	31,252	6,362	0.38
August 31, 2005	76,314	37,926	10,523	0.63

	$263,227	$129,394	$27,798	$1.65	(1)

November 30, 2005	$67,215	$32,314	$7,513	$0.45
February 28, 2006	71,480	34,276	7,231	0.43
May 31, 2006	73,052	35,419	7,046	0.42
August 31, 2006	75,169	36,391	6,322	0.37

	$286,916	$138,400	$28,112	$1.66	(1)

(1) Amounts in table may not total due to rounding.

ITEM 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2006, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of August 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006, as stated in their report included in this Annual Report on Form 10-K on pages i and ii.

Changes in Internal Control over Financial Reporting

For the year ended August 31, 2006, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B – Other Information

Not applicable.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Certain information required by this item is set forth under the captions “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Corporate Governance Committee”, “Compensation Committee Interlocks and Insider Participation,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2006 Annual Meeting of Stockholders on December 12, 2006 (the Proxy Statement), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this Annual Report on Form 10-K under the heading, “Executive Officers of the Registrant” following Item 4 of Part I.

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

ITEM 11 - Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the headings “Board of Directors Compensation”, “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph.”

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Equity compensation plans approved by security holders	1,317,922	$26.71	1,330,443[1]
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,317,922	$26.71	1,330,443

[1]	Includes 18,389 shares available pursuant to the Company’s 1999 Non-Employee Director Restricted Stock Plan.

Non-Employee Director Restricted Stock Plan

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s stockholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the director compensation policy in effect for 2006, shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $30,000 according to an election to be made by the director by November 30 of the prior year. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her entire annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000, $27,500 or $30,000. The restricted shares are to be issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

ITEM 13 – Certain Relationships and Related Transactions

Not Applicable.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Appointment of Independent Accountants.”

PART IV

ITEM 15 – Exhibits and Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(2)	Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(l) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 15(b)).

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001, Exhibit 10(a) thereto.

10(b)	Form of WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed November 7, 2001, Exhibit 10(b) thereto.

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated herein by reference from the Registrant’s Proxy Statement filed on November 9, 1999 (Appendix D thereto).

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(a) thereto.

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(b) thereto.

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(c) thereto.

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(d) thereto.

Exhibit
No.	Description

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(e) thereto.

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(f) thereto.

10(l)	Compensation Agreement between WD-40 Company and Geoff Holdsworth dated August 9, 2006, incorporated by reference from the Registrant’s Form 8-K filed August 9, 2006, Exhibit 10 thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ MICHAEL J. IRWIN
MICHAEL J. IRWIN
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
Date 10/25/06

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT
JAY REMBOLT
Vice President of Finance, Controller
(Principal Accounting Officer)
Date 10/25/06

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 10/25/06

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/19/06

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/19/06

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date 10/19/06

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/19/06

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/19/06

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 10/19/06

/s/ GARY L. LUICK
GARY L. LUICK, Director
Date 10/19/06

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 10/19/06

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/19/06

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

We have completed integrated audits of WD-40 Company’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2006 and August 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended August 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

i

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 24, 2006

WD-40 Company

Consolidated Balance Sheets

August 31, 2006 and 2005

	August 31, 2006	August 31, 2005
Assets
Current assets:
Cash and cash equivalents	$45,206,000	$37,120,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,839,000 and $1,506,000	44,491,000	44,487,000
Product held at contract packagers	1,385,000	1,814,000
Inventories	15,269,000	8,041,000
Current deferred tax assets, net	4,331,000	2,946,000
Other current assets	4,858,000	6,784,000

Total current assets	115,540,000	101,192,000

Property, plant and equipment, net	8,940,000	8,355,000
Goodwill	96,118,000	95,858,000
Other intangibles, net	42,722,000	42,884,000
Investment in related party	972,000	1,112,000
Other assets	4,183,000	4,852,000

	$268,475,000	$254,253,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	11,287,000	13,671,000
Accounts payable to related party	463,000	1,945,000
Accrued liabilities	11,678,000	14,058,000
Accrued payroll and related expenses	7,485,000	3,828,000
Income taxes payable	2,040,000	2,484,000

Total current liabilities	43,667,000	46,700,000

Long-term debt	53,571,000	64,286,000
Deferred employee benefits and other long-term liabilities	1,895,000	1,838,000
Long-term deferred tax liabilities, net	13,611,000	11,363,000

Total liabilities	112,744,000	124,187,000

Commitments and contingencies (Notes 7,8,9 and 14)
Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,510,668 and 17,222,410 shares issued	17,000	17,000
Paid-in capital	62,322,000	52,990,000
Unearned stock-based compensation	—	(136,000)
Retained earnings	103,335,000	89,983,000
Accumulated other comprehensive income	5,083,000	2,238,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	155,731,000	130,066,000

	$268,475,000	$254,253,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Operations

For the Fiscal Years Ended August 31, 2006, 2005 and 2004

	2006	2005	2004
Net sales	$286,916,000	$263,227,000	$242,467,000
Cost of products sold (including cost of products acquired from related party of $41,004,000, $38,384,000 and $36,615,000 for fiscal years 2006, 2005 and 2004, respectively)	148,516,000	133,833,000	116,944,000

Gross profit	138,400,000	129,394,000	125,523,000

Operating expenses:
Selling, general and administrative	71,767,000	63,529,000	58,311,000
Advertising and sales promotion	20,079,000	17,893,000	21,539,000
Amortization of intangible asset	532,000	552,000	224,000

	92,378,000	81,974,000	80,074,000

Income from operations	46,022,000	47,420,000	45,449,000

Other income (expense):
Interest expense, net of interest income of $1,394,000, $1,034,000 and $484,000 in fiscal years 2006, 2005 and 2004, respectively	(3,503,000)	(5,133,000)	(6,387,000)
Other income (expense), net	339,000	578,000	(209,000)

Income before income taxes	42,858,000	42,865,000	38,853,000
Provision for income taxes	14,746,000	15,067,000	13,210,000

Net income	$28,112,000	$27,798,000	$25,643,000

Earnings per common share:
Basic	$1.67	$1.67	$1.52

Diluted	$1.66	$1.65	$1.50

Weighted average common shares outstanding, basic	16,784,473	16,629,057	16,905,587

Weighted average common shares outstanding, diluted	16,912,355	16,807,399	17,118,829

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Fiscal Years Ended August 31, 2006, 2005 and 2004.

	Common Stock		Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount					Shares	Amount
Balance at August 31, 2003	16,728,571	$17,000	$40,607,000	$—	$64,068,000	$512,000	—	$—	$105,204,000
Issuance of common stock upon exercise of options	357,240		7,914,000						7,914,000
Tax benefit from exercise of stock options			965,000						965,000
Issuance of restricted common stock	3,204		110,000						110,000
Stock-based compensation for options issued to directors			20,000						20,000
Cash dividends ($0.80 per share)					(13,559,000)				(13,559,000)
Acquisition of treasury stock							534,698	(15,026,000)	(15,026,000)
Equity adjustment from foreign currency translation, net of tax ($578,000)						1,147,000			1,147,000	$1,147,000
Net income					25,643,000				25,643,000	25,643,000

Balance at August 31, 2004	17,089,015	17,000	49,616,000	—	76,152,000	1,659,000	534,698	(15,026,000)	112,418,000	$26,790,000

Issuance of common stock upon exercise of options	128,567		2,839,000						2,839,000
Tax benefit from exercise of stock options			377,000						377,000
Issuance of restricted common stock	4,828		158,000	(158,000)					—
Amortization of unearned stock-based compensation-restricted stock				22,000					22,000
Cash dividends ($0.84 per share)					(13,967,000)				(13,967,000)
Equity adjustment from foreign currency translation, net of tax ($16,000)						579,000			579,000	$579,000
Net income					27,798,000				27,798,000	27,798,000

Balance at August 31, 2005	17,222,410	17,000	52,990,000	(136,000)	89,983,000	2,238,000	534,698	(15,026,000)	130,066,000	$28,377,000

Issuance of common stock upon exercise of options	282,159		7,018,000						7,018,000
Stock-based compensation expense-stock options			1,775,000						1,775,000
Tax benefit from exercise of stock options			614,000						614,000
Reclass of unearned stock-based compensation related to the restricted stock upon adoption of SFAS No. 123R			(136,000)	136,000					—
Issuance of restricted common stock	6,099								—
Amortization of unearned stock-based compensation-restricted stock			61,000						61,000
Cash dividends ($0.88 per share)					(14,760,000)				(14,760,000)
Equity adjustment from foreign currency translation, net of tax benefit $560,000						2,845,000			2,845,000	$2,845,000
Net income					28,112,000				28,112,000	28,112,000

Balance at August 31, 2006	17,510,668	$17,000	$62,322,000	$—	$103,335,000	$5,083,000	534,698	$(15,026,000)	$155,731,000	$30,957,000

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company

Consolidated Statements of Cash Flows

For the Fiscal Years Ended August 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$28,112,000	$27,798,000	$25,643,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,467,000	3,007,000	2,369,000
Gains on sales and disposals of property and equipment	(38,000)	(24,000)	(49,000)
Deferred income tax expense	1,396,000	3,474,000	4,504,000
Tax benefit from exercise of stock options	—	377,000	965,000
Excess tax benefits from exercise of stock options	(503,000)	—	—
Distributions received and equity losses (earnings) from related party, net	140,000	(180,000)	(281,000)
Stock-based compensation	1,836,000	22,000	130,000
Changes in assets and liabilities:
Trade accounts receivable	1,146,000	(3,635,000)	3,153,000
Product held at contract packagers	429,000	161,000	(271,000)
Inventories	(6,889,000)	(1,655,000)	(1,306,000)
Other assets	1,976,000	(970,000)	(479,000)
Accounts payable and accrued expenses	(1,621,000)	3,262,000	74,000
Accounts payable to related party	(1,481,000)	14,000	(2,758,000)
Income taxes payable	147,000	(125,000)	(321,000)
Deferred employee benefits and other long-term liabilities	80,000	38,000	118,000

Net cash provided by operating activities	28,197,000	31,564,000	31,491,000

Cash flows from investing activities:
Acquisition of a business	—	—	(11,555,000)
Purchases of short-term investments	(31,675,000)	—	—
Sales of short-term investments	31,675,000	—	—
Proceeds from collections on note receivable	125,000	50,000	100,000
Capital expenditures	(2,947,000)	(3,101,000)	(2,358,000)
Proceeds from sales of property and equipment	267,000	162,000	169,000

Net cash used in investing activities	(2,555,000)	(2,889,000)	(13,644,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,000,000)	(10,000,000)
Proceeds from issuance of common stock	7,018,000	2,839,000	7,914,000
Excess tax benefits from exercise of stock options	503,000	—	—
Treasury stock purchases	—	—	(15,026,000)
Dividends paid	(14,760,000)	(13,967,000)	(13,559,000)

Net cash used in financing activities	(17,953,000)	(21,128,000)	(30,671,000)

Effect of exchange rate changes on cash and cash equivalents	397,000	140,000	286,000

Increase (decrease) in cash and cash equivalents	8,086,000	7,687,000	(12,538,000)

Cash and cash equivalents at beginning of year	37,120,000	29,433,000	41,971,000

Cash and cash equivalents at end of year	$45,206,000	$37,120,000	$29,433,000

Supplemental disclosure of cash flow information:

Cash paid for interest and fees	$4,813,000	$5,993,000	$6,621,000
Cash paid for income taxes, net of tax refunds received	$11,016,000	$10,366,000	$7,972,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2006, 2005 and 2004. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of fiscal years 2006 and 2005, and approximately 5 percent during fiscal year 2004.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

The following are the changes in the allowance for doubtful accounts during the fiscal years ended August 31, 2006, 2005 and 2004.

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Period
Allowance for doubtful accounts

Year ended August 31, 2004	$1,131,000	$336,000	$625,000	$842,000

Year ended August 31, 2005	$842,000	$588,000	$654,000	$776,000

Year ended August 31, 2006	$776,000	$(259,000)	$(245,000)	$762,000

*	Write off (recoveries) of doubtful accounts

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers. These contract packagers package products to rigid specifications, and upon order from WD-40 Company, ship ready-to-sell inventory to the Company’s customers. The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the raw materials and components upon receipt. Amounts receivable as of the balance sheet date are reported as product held at contract packagers in the accompanying consolidated balance sheets.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.3 million, $2.0 million and $1.8 million in fiscal years 2006, 2005 and 2004, respectively. These amounts include factory depreciation expense recognized as cost of products sold totaling $0.7 million, $0.5 million and $0.4 million in fiscal years 2006, 2005 and 2004, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.2 million during the fiscal year ended August 31, 2006, and $0.3 million during each of the fiscal years ended August 31, 2005 and 2004. Capitalized software costs are included in property, plant and equipment in the accompanying

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

consolidated balance sheets. Amortization expense totaled $0.4 million in both fiscal year 2006 and 2005, and $0.3 million in fiscal year 2004.

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

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model, which is a two-step process. First, the impairment model requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company tests for impairment of intangible assets with indefinite useful lives in accordance with SFAS No. 142 based on discounted future cash flows compared to the related book values. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention and the selection of appropriate discount and royalty rates.

In addition to the annual impairment tests, goodwill and intangible assets with indefinite lives are evaluated each reporting period. Goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life and to determine whether any indicators of impairment exist. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, decline in the Company’s stock price for a sustained period, unexpected adverse industry or economic trends, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

Intangible assets with definite lives are amortized over their useful lives and are also evaluated each reporting period to determine whether events and circumstances continue to support their remaining useful lives.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, trade receivables, accounts payable, debt and foreign currency exchange contracts. The carrying amounts of these instruments approximate fair value because of the short maturities or variable interest rates.

The fair value of the Company’s debt was approximately $66.8 million and $80.3 million at August 31, 2006 and 2005, respectively. The fair value of the Company’s debt is based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include operating and money market accounts and, periodically, auction-rate securities. The Company’s accounts receivable are primarily derived from customers located in North America, South America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers, as well as insuring its accounts receivable in selected markets.

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

x

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

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

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $16.3 million, $15.8 million and $13.9 million in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs

The Company primarily advertises through television and print media. The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the fiscal years ended 2006, 2005 and 2004 were $5.5 million, $4.6 million and $7.1 million, respectively.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses for the fiscal years ended 2006, 2005 and 2004 were $3.8 million, $2.5 million and $1.9 million, respectively. These expenses include general research and development activities, as well as internal staff, overhead, design testing, market research and consultants.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statement of operations as other income (expense). Aggregate foreign currency transaction gains (losses) were $110,000, $387,000 and ($377,000) for the years ended August 31, 2006, 2005 and 2004, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2006, the Company had approximately $4.2 million of foreign exchange contracts outstanding, which mature starting in September 2006 and continue to mature through December 2006. The amount of net realized and unrealized gains on the foreign exchange contracts was not material for all periods presented.

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

Stock-Based Compensation

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in Note 11 in more detail.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP No. 109-1 states that qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” Any benefit from the deduction should be reported in the period in which the deduction is claimed on the tax return. On May 24, 2006, the U.S. Treasury Department issued the final regulations concerning the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. Based on the final regulations, the Company has completed its evaluation of the impact of Internal Revenue Code Section 199 provided by the Act and determined that the deduction, which will be included in the fiscal year 2006 tax return, resulted in a reduction of approximately one-half of a percent to the Company’s effective tax rate for fiscal year 2006.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 amends the existing accounting literature that requires companies to record deferred taxes on foreign earnings, unless they intend to indefinitely reinvest those earnings outside the U.S. This pronouncement temporarily allows companies that are evaluating whether to repatriate foreign earnings under the American Jobs Creation Act of 2004 to delay recognizing any related taxes until that decision is made. This pronouncement also requires companies that are

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

considering repatriating earnings to disclose the status of their evaluation and the potential amounts being considered for repatriation. The Company completed its evaluation in the second quarter of fiscal year 2006 and foresees no benefit in the repatriation of foreign earnings. As a result, the Company will not be repatriating foreign earnings under the provisions of this act.

2.	Acquisitions

On April 2, 2004, the Company purchased the 1001 line of carpet and household cleaners from PZ Cussons P.L.C. for 6.2 million pounds sterling ($11.4 million, at the then current exchange rates) paid in cash, and an additional $0.2 million of acquisition costs for a total purchase price of $11.6 million. The acquisition included essentially all key elements to continue the 1001 business including: the 1001 trade name, intellectual property of the brand, all pertinent information surrounding the manufacturing of the 1001 products including product formulations, access and knowledge of current customers of the products, key marketing knowledge and materials, and research supporting current products and potential new products. The Company acquired this line of products to gain a presence in the U.K. market, and to leverage an introduction of the Company’s Spot Shot and Carpet Fresh brands through the use of an existing brand currently recognized by market consumers. The purchase price exceeds the fair market value of the identifiable assets acquired, due to the expectations that the Company will be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the fiscal years ended August 31, 2006 and 2005 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2004	$85,612,000	$9,008,000	$1,212,000	$95,832,000
Translation adjustments	16,000	10,000	—	26,000

Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000	$95,858,000
Translation adjustments	39,000	221,000	—	260,000

Balance as of August 31, 2006	$85,667,000	$9,239,000	$1,212,000	$96,118,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in indefinite-lived intangibles by segment for the fiscal years ended August 31, 2006 and 2005 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2004	$35,700,000	$3,661,000	$—	$39,361,000
Translation adjustments	—	(5,000)	—	(5,000)

Balance as of August 31, 2005	$35,700,000	$3,656,000	$—	$39,356,000
Translation adjustments	—	206,000	—	206,000

Balance as of August 31, 2006	$35,700,000	$3,862,000	$—	$39,562,000

Definite-lived Intangible Assets

The Company’s definite-lived intangible asset consists of the non-contractual customer relationships acquired in the 1001 acquisition. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. This asset is recorded in pounds sterling and converted to U.S. dollars for reporting purposes. The following table summarizes the non-contractual customer relationships intangible asset and the related amortization:

	As of August 31,
	2006	2005
Gross carrying amount	$4,528,000	$4,287,000
Accumulated amortization	(1,368,000)	(759,000)

Net carrying amount	$3,160,000	$3,528,000

	Year Ended August 31,
	2006	2005
Amortization expense	$532,000	$552,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Fiscal year 2007	$566,000
Fiscal year 2008	566,000
Fiscal year 2009	566,000
Fiscal year 2010	566,000
Fiscal year 2011	566,000
Thereafter	330,000

$3,160,000

Changes in definite-lived intangibles by segment for the fiscal years ended August 31, 2006 and 2005 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2004	$—	$4,067,000	$—	$4,067,000
Amortization	—	(552,000)	—	(552,000)
Translation adjustments	—	13,000	—	13,000

Balance as of August 31, 2005	$—	$3,528,000	$—	$3,528,000
Amortization	—	(532,000)	—	(532,000)
Translation adjustments	—	164,000	—	164,000

Balance as of August 31, 2006	$—	$3,160,000	$—	$3,160,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

4.	Selected Financial Statement Information

	As of August 31,
	2006	2005
Inventories
Raw materials and components	$1,110,000	$1,672,000
Work-in-process(1)	2,196,000	288,000
Finished goods	11,963,000	6,081,000

	$15,269,000	$8,041,000

(1) Consists of WD-40 No-Mess Pens that require final packaging before being offered for sale.
Other Current Assets
Prepaid expenses and other	$4,229,000	$4,140,000
Federal income taxes receivable	629,000	2,644,000

	$4,858,000	$6,784,000

Property, Plant and Equipment, net
Land	$583,000	$572,000
Buildings and improvements	4,196,000	4,012,000
Furniture and fixtures	1,090,000	1,063,000
Computer and office equipment	3,513,000	2,806,000
Software	3,207,000	2,799,000
Machinery, equipment and vehicles	7,135,000	6,135,000

	19,724,000	17,387,000
Less: accumulated depreciation	(10,784,000)	(9,032,000)

	$8,940,000	$8,355,000

Other Intangibles, net
Intangibles with indefinite lives	$39,562,000	$39,356,000
Intangibles with definite lives	4,528,000	4,287,000
Less: accumulated amortization	(1,368,000)	(759,000)

	$42,722,000	$42,884,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$6,854,000	$9,189,000
Other	4,824,000	4,869,000

	$11,678,000	$14,058,000

Accrued Payroll and Related Expenses
Accrued bonus	$3,928,000	$1,056,000
Accrued profit sharing	1,404,000	1,159,000
Accrued payroll	1,141,000	1,040,000
Accrued payroll taxes	779,000	365,000
Other	233,000	208,000

	$7,485,000	$3,828,000

Note: Certain	prior year amounts have been reclassified to conform to the current year presentation.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

5.	Stock Repurchase Plan

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

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the fiscal years ended August 31, 2006, 2005 and 2004.

	Year Ended August 31,
	2006	2005	2004
Net income	$28,112,000	$27,798,000	$25,643,000

Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,784,473	16,629,057	16,905,587
Weighted average dilutive securities	127,882	178,342	213,242

Weighted average common shares outstanding , diluted	16,912,355	16,807,399	17,118,829

Weighted average options outstanding totaling 359,507, 270,455 and 143,467 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally for the fiscal year ended August 31, 2006, weighted average options outstanding totaling 198,585 were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options.

7.	Long-term Debt

Long-term debt is comprised of the following:

	As of August 31,
	2006	2005
Term loan	$64,286,000	$75,000,000
Revolving line of credit	—	—

Total debt	64,286,000	75,000,000
Less: current portion	(10,714,000)	(10,714,000)

Long-term debt(1)	$53,571,000	$64,286,000

(1)	Amounts in table may not total due to rounding.

On October 18, 2001, the Company replaced two variable-rate term loans with proceeds from a $75 million long-term obligation and a $15 million variable rate revolving line of credit financed through Prudential Capital and

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

Union Bank. The $75 million long-term obligation consists of a fixed-rate note with a 10-year term and required interest-only payments for the first three years. The note bears interest at an annualized rate of 7.28%. The revolving line of credit had a variable rate based on the LIBOR rate plus 1.75% and matured in October of 2005.

The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the employee stock option plan. A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

The events of default under the fixed-rate term loan include the following:

•	Failure to pay principal or interest when due

•	Failure to comply with covenants, representations and warranties, or other terms and conditions under the credit agreements

•	Commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation

•	The sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line

In the event of default, the term loan may be due and callable immediately at the option of the holders.

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

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Year ending August 31,	2007	$10,714,000
	2008	10,714,000
	2009	10,714,000
	2010	10,714,000
	2011	10,714,000
	Thereafter	10,716,000

	Total	$64,286,000

8.	Related Parties

VML Company L.L.C. (VML), a Delaware Limited Liability Company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0.1 million for the fiscal year ended August 31, 2006, and equity earnings of $0.4 million and $0.5 million for the fiscal years ended August 31, 2005 and 2004, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of August 31, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2005 was $1.1 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $41.0 million, $38.4 million and $36.6 million during the fiscal years ended August 31, 2006, 2005 and 2004, respectively. The Company had product payables to VML of $0.5 million and $1.9 million at August 31, 2006 and 2005, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2006, 2005 and 2004. Additionally, the Company acquired $2.0 million of inventory from VML during the fourth quarter of fiscal year 2006. The inventory purchased from VML consisted of certain finished goods that had been acquired from other manufacturers on behalf of the Company. As the Company transitioned to direct acquisition of these finished goods, it acquired the remaining inventory at VML.

9.	Commitments and Contingencies

The Company was committed under certain non-cancelable operating leases and marketing agreements at August 31, 2006 which provide for the following future fiscal year minimum lease payments:

	2007	2008	2009	2010	2011	Thereafter
Operating leases	$1,327,000	$749,000	$345,000	$117,000	$47,000	$—
Marketing commitments	422,000	422,000	—	—	—	—

	$1,749,000	$1,171,000	$345,000	$117,000	$47,000	$—

Rent expense was $1,137,000 for each of the years ended August 31, 2006 and 2005, and $1,065,000 for the year ended August 31, 2004.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have been immaterial.

As of August 31, 2006, the Company has also committed to purchase finished goods and raw materials of $2.2 million in fiscal year 2007; and $0.6 million in fiscal year 2008.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to a similar case that was dismissed by the San Diego Superior Court in April 2005, and the Company intends to vigorously defend this case in the same manner as before. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

On May 28, 2004, separate but substantially identical legal actions were filed by Sally S. Hilkene against the Company in the United States District Court for the District of Kansas and in the District Court of Johnson County, Kansas. The plaintiff asserted claims for damages for alleged fraud in connection with the acquisition of Heartland Corporation by the Company on May 31, 2002. The plaintiff alleged federal and state securities fraud and common law fraud claims against the Company and also sought to rescind the purchase agreement for the

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

Heartland Corporation acquisition. On October 3, 2006, the plaintiff and the Company agreed that the plaintiff would dismiss her claims against the Company with prejudice in exchange for a mutual release and the Company’s agreement to dismiss its counterclaim for an unpaid purchase price adjustment for the Heartland Corporation acquisition in the approximate amount of $34,000. On October 10, 2006, this settlement agreement was executed, and the claims against the Company were dismissed.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2006.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of August 31, 2006.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of August 31, 2006 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

10.	Income Taxes

The provision for income taxes includes the following:

	Year Ended August 31,
	2006	2005	2004
Current Tax Provision
Federal	$10,829,000	$7,729,000	$5,286,000
State	953,000	1,060,000	825,000
Foreign	2,393,000	2,709,000	2,625,000

Total current	14,175,000	11,498,000	8,736,000

Deferred Tax Provision
United States	401,000	3,190,000	4,222,000
Foreign	170,000	379,000	252,000

Total deferred	571,000	3,569,000	4,474,000

	$14,746,000	$15,067,000	$13,210,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

Income before income taxes includes approximately $6,395,000, $7,480,000 and $7,175,000 related to foreign operations for the years ended August 31, 2006, 2005 and 2004, respectively.

Deferred tax assets and deferred tax liabilities are comprised of the following:

	As of August 31,
	2006	2005
Deferred Tax Assets
Accrued payroll and related expenses	$697,000	$203,000
State income taxes paid	233,000	222,000
Accounts receivable	929,000	757,000
Accounts payable and accrued liabilities	2,098,000	1,386,000
Deferred employee benefits and other long-term liabilities	668,000	631,000
Stock option expense	494,000	—
Net operating loss	120,000	12,000
Other	540,000	740,000

Total deferred tax assets	5,779,000	3,951,000

Deferred Tax Liabilities
Property, plant and equipment, net	(198,000)	(295,000)
Amortization of tax goodwill and intangibles	(13,551,000)	(10,331,000)
Investment in low income housing partnerships	(813,000)	(921,000)
Investment in VML partnership	(323,000)	(172,000)
Other	(174,000)	(649,000)

Total deferred tax liabilities	(15,059,000)	(12,368,000)

Net deferred tax liabilities	$(9,280,000)	$(8,417,000)

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

As of August 31, 2006, the Company had state net operating loss (NOL) carryforwards of approximately $1,817,000 which begin to expire in 2014. In the current year, the Company used state NOL carryforwards of $1,537,000. In the fourth quarter of fiscal year 2006, the Company concluded an audit by the Internal Revenue Service for fiscal years 2004, 2003 and 2002. The audit settlement did not have a material impact on the Company’s financial statements.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows for the fiscal years ended August 31, 2006, 2005 and 2004:

	Year Ended August 31,
	2006	2005	2004
Amount computed at U.S. statutory federal tax rate	$15,000,000	$15,003,000	$13,599,000
State income taxes, net of federal benefit	1,010,000	654,000	950,000
Low income housing and research and experimentation credits	(177,000)	(474,000)	(509,000)
Benefit from resolution of pending tax matters	—	—	(410,000)
Benefit from qualified domestic production deduction	(218,000)	—	—
Benefit from extra territorial income deductions	(212,000)	(211,000)	(221,000)
Benefit from municipal bond interest	(106,000)	—	—
Effect of foreign operations	(362,000)	(141,000)	112,000
Other	(189,000)	236,000	(311,000)

	$14,746,000	$15,067,000	$13,210,000

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

The Company has provided U.S. income tax and foreign withholding tax on the undistributed earnings of certain foreign subsidiaries not indefinitely reinvested. As of August 31, 2006, the Company has not provided for U.S. income taxes and foreign withholding taxes on $25,074,000 of undistributed earnings of certain foreign subsidiaries indefinitely reinvested outside of the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a large portion of the U.S. liability.

11.	Stock-Based Compensation

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternate transition method (“short-cut” or “simplified” method) for the implementation of SFAS No. 123(R). This FSP provides that companies may elect to use a specified short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123(R). This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in-capital pool (“APIC pool”) related to employee stock-based compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company has elected the short-cut method as set forth in this FSP to determine its APIC pool. For the fiscal year ended August 31, 2006, the Company determined that it does have a pool of windfall tax benefits.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the fiscal year ended August 31, 2006 includes $1.8 million of compensation expense and $0.5 million of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses, consistent with the classification of the cash compensation paid to the related option holder. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options

At August 31, 2006, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At August 31, 2006, options for 1,312,054 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. The exercise price of substantially all options granted during the fiscal years ended August 31, 2006, 2005 and 2004 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income for fiscal year 2005. However, during the year ended August 31, 2004, certain options were issued to non-employee directors at an exercise price below fair market value on the date of the grant as a result of the option exercise price being determined as the closing price of the stock on the day prior to the date of grant. These options were issued in accordance with the plan and the Director Compensation Policy. Stock-based compensation expense for such options, net of related tax effects, included in reported net income for the year ended August 31, 2004 aggregated $13,000.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the fiscal years ended August 31, 2006, 2005 and 2004:

	Year Ended August 31,
	2006	2005	2004
Risk-free interest rate	4.34%	2.90%	2.27%
Expected volatility of common stock	25.11%	41.35%	43.42%
Dividend yield	3.22%	2.88%	2.70%
Expected option term	4.85 years	3.18 years	3.13 years

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The increase in the expected term period over period is due to anticipated lower volatility in the future and to a change in the mix of employees receiving stock option awards. The expected volatility is based on the historical volatility of the Company’s stock. For option grants during the fiscal year ended August 31, 2006, the expected volatility computation is based on the average of the volatility over the most recent one-year period, the most recent period commensurate with the expected option term and WD-40’s long-term mean reversion volatility. For option grants during the fiscal years ended August 31, 2005 and 2004, the expected volatility computation is

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

based on the volatility over the five and three-year periods prior to the date of grant of such prior year options. Beginning in the first quarter of fiscal year 2006, the Company revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the status of the Company’s stock option plan as of August 31, 2006, 2005 and 2004 and of changes in options outstanding under the plan during the three years ended August 31, 2006 is as follows:

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2003		1,332,562	$23.73
Options granted		326,450	$29.66
Options exercised		(357,240)	$22.17
Options forfeited or expired		(31,852)	$24.97

Options outstanding at August 31, 2004		1,269,920	$25.57

Options vested and exercisable at August 31, 2004	813,675		$23.84

Options granted		276,650	$27.80
Options exercised		(128,567)	$22.08
Options forfeited or expired		(36,107)	$28.20

Options outstanding at August 31, 2005		1,381,896	$26.27

Options vested and exercisable at August 31, 2005	881,871		$25.17

Options granted		247,000	$27.35
Options exercised		(282,159)	$24.87
Options forfeited or expired		(28,815)	$29.04

Options outstanding at August 31, 2006		1,317,922	$26.71	6.46	$10,590,000

Options vested and exercisable at August 31, 2006	870,240		$26.16	5.45	$7,472,000

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the fiscal years ended August 31, 2006, 2005 and 2004, estimated as of the grant date using the Black-Scholes option valuation model, was $5.61, $7.28 and $8.13 per option, respectively. The total intrinsic value of options exercised was $2.0 million, $1.2 million, and $4.1 million during the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

As of August 31, 2006, there was $1.4 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

Cash received from stock option exercises for the fiscal years ended August 31, 2006, 2005 and 2004 was $7.0 million, $2.8 million and $7.9 million, respectively. The income tax benefits from stock option exercises totaled $0.6 million , $0.4 million and $1.0 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

	Year Ended August 31,
	2005	2004
Net income, as reported	$27,798,000	$25,643,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	13,000
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,229,000)	(1,022,000)

Pro forma net income	$26,569,000	$24,634,000

Earnings per common share:
Basic - as reported	$1.67	$1.52

Basic - pro forma	$1.60	$1.46

Diluted - as reported	$1.65	$1.50

Diluted - pro forma	$1.59	$1.45

Restricted Stock

Pursuant to the Company’s current Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan) and the director compensation policy in effect for 2006, restricted shares are issued to non-employee directors of the Company in lieu of cash compensation of up to $30,000 according to an election made by each director by November of the prior year. A director who holds shares of the Company having a value of at least $50,000 may elect to receive his or her annual director’s fee in cash. Otherwise, directors must elect to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000, $27,500 or $30,000. The restricted shares are to be issued in accordance with the director’s election as soon as practicable after the first day of March. The number of shares to be issued is equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65 th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director. During the years ended August 31, 2006, 2005 and 2004, the Company issued 6,099, 4,828 and 3,204 shares of restricted stock, respectively.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of August 31, 2006, there was $260,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.7 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders’ equity at August 31, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in-capital.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

A summary of the status of the Company’s restricted stock awards as of August 31, 2006 and of changes in restricted stock outstanding under the plan during the three years ended August 31, 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2003	9,349	$22.42
Shares issued	3,204	$34.34
Shares vested	(1,462)	$30.19
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2004	11,091	$24.84
Shares issued	4,828	$32.62
Shares vested	(3,958)	$26.16
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2005	11,961	$28.87
Shares issued	6,099	$30.32
Shares vested	(201)	$30.32
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2006	17,859	$29.35

12.	Other Benefit Plans

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

Total Company contribution expense for the WD-40 Company Profit Sharing/401(k) Plan during the years ended August 31, 2006, 2005 and 2004 was approximately $2,117,000, $1,781,000 and $1,509,000, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the years ended August 31, 2006, 2005 and 2004 was approximately $833,000, $754,000 and $673,000, respectively.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $1,794,000 and $1,720,000 at August 31, 2006 and 2005, respectively. The service and interest costs amounted to approximately $215,000, $205,000 and $194,000 for the years ended August 31, 2006, 2005 and 2004, respectively. During each of the years ended August 31, 2006, 2005 and 2004, the plan paid benefits of approximately $141,000. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4.0% were used to calculate the accumulated benefit obligation and service costs for each of the fiscal years ended August 31, 2006, 2005 and 2004.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

13.	Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates costs from corporate headquarters into the America’s segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The table below presents information about reportable segments for the fiscal years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2006
Net sales	$186,769,000	$79,101,000	$21,046,000	$286,916,000
Income from operations	$28,714,000	$13,088,000	$4,220,000	$46,022,000
Depreciation and amortization expense	$2,124,000	$1,250,000	$93,000	$3,467,000
Interest income	$1,153,000	$223,000	$18,000	$1,394,000
Interest expense	$4,897,000	$—	$—	$4,897,000
Total assets	$208,261,000	$55,274,000	$4,940,000	$268,475,000
2005
Net sales	$176,106,000	$68,353,000	$18,768,000	$263,227,000
Income from operations	$30,706,000	$12,261,000	$4,453,000	$47,420,000
Depreciation and amortization expense	$1,682,000	$1,238,000	$87,000	$3,007,000
Interest income	$852,000	$161,000	$21,000	$1,034,000
Interest expense	$6,167,000	$—	$—	$6,167,000
Total assets	$203,716,000	$45,399,000	$5,138,000	$254,253,000
2004
Net sales	$166,142,000	$57,703,000	$18,622,000	$242,467,000
Income from operations	$29,898,000	$10,968,000	$4,583,000	$45,449,000
Depreciation and amortization expense	$1,455,000	$841,000	$73,000	$2,369,000
Interest income	$412,000	$58,000	$14,000	$484,000
Interest expense	$6,871,000	$—	$—	$6,871,000
Total assets	$190,435,000	$41,741,000	$4,599,000	$236,775,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2006, 2005 and 2004

	Net Sales
	2006	2005	2004
Product Line Information
Lubricants	$190,468,000	$174,084,000	$157,911,000
Household products	89,822,000	82,237,000	77,913,000
Hand cleaners	6,626,000	6,906,000	6,643,000

	$286,916,000	$263,227,000	$242,467,000

Geographical Information
United States	$161,624,000	$154,369,000	$146,004,000
United Kingdom	25,432,000	22,818,000	18,040,000
Other international	99,860,000	86,040,000	78,423,000

	$286,916,000	$263,227,000	$242,467,000

	Non-current Assets
	2006	2005
Geographical Information
United States	$126,917,000	$127,597,000
International	26,018,000	25,464,000

	$152,935,000	$153,061,000

The Company completed the acquisition of the 1001 line of carpet and household cleaners on April 2, 2004. Sales of the products acquired in the 1001 acquisition are included in the Europe segment and household products product line. During the years ended August 31, 2006 and 2005, sales of 1001 products were $9.4 million and $8.9 million, respectively. During the year ended August 31, 2004, sales of 1001 products were $3.2 million for the five months following acquisition.

14.	Subsequent Events

On October 6, 2006, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on October 31, 2006 to shareholders of record on October 17, 2006.

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page

3(a)	Articles of Incorporation	45

3(b)	Bylaws	45

10(a)	WD-40 Company Supplemental Death Benefit Plan	45

10(b)	WD-40 Company Supplemental Retirement Benefit Plan	45

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	45

10(d)	Indemnity Agreement between the Registrant and its executive officers and directors	45

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan	45

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006	45

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006	45

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006	45

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006	45

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006	46

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006	46

10(l)	Compensation Agreement between WD-40 Company and Geoff Holdsworth dated August 9, 2006	46

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002