Form 10-Q
period 2006-11-30
WD 40 CO
filed 2007-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2006

Commission File No. 000-06936

WD-40 COMPANY

(Exact Name of Registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1061 Cudahy Place, San Diego, California	92110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 275-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

As of December 29, 2006, 17,039,352 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1. Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	November 30, 2006	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$46,436,000	$45,206,000
Trade accounts receivable, less allowance for cash discounts, returns and doubtful accounts of $1,496,000 and $1,839,000	40,626,000	44,491,000
Product held at contract packagers	1,305,000	1,385,000
Inventories	15,669,000	15,269,000
Current deferred tax assets, net	4,336,000	4,331,000
Other current assets	4,192,000	4,858,000

Total current assets	112,564,000	115,540,000

Property, plant and equipment, net	8,914,000	8,940,000
Goodwill	96,285,000	96,118,000
Other intangibles, net	42,822,000	42,722,000
Investment in related party	942,000	972,000
Other assets	4,061,000	4,183,000

	$265,588,000	$268,475,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	14,375,000	11,287,000
Accounts payable to related party	870,000	463,000
Accrued liabilities	12,100,000	11,678,000
Accrued payroll and related expenses	4,733,000	7,485,000
Income taxes payable	2,653,000	2,040,000

Total current liabilities	45,445,000	43,667,000

Long-term debt	42,857,000	53,571,000
Deferred employee benefits and other long-term liabilities	1,926,000	1,895,000
Long-term deferred tax liabilities, net	14,161,000	13,611,000

Total liabilities	104,389,000	112,744,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,571,380 and 17,510,668 shares issued	18,000	17,000
Paid-in capital	64,526,000	62,322,000
Retained earnings	105,282,000	103,335,000
Accumulated other comprehensive income	6,399,000	5,083,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	161,199,000	155,731,000

	$265,588,000	$268,475,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended November 30,
	2006	2005
Net sales	$71,956,000	$67,215,000
Cost of products sold (including cost of products acquired from related party of $5,191,000 and $10,750,000 for the three months ended November 30, 2006 and 2005, respectively)	37,483,000	34,901,000

Gross profit	34,473,000	32,314,000
Operating expenses:
Selling, general and administrative	19,055,000	16,357,000
Advertising and sales promotion	5,642,000	3,345,000
Amortization of intangible asset	141,000	132,000

Income from operations	9,635,000	12,480,000

Other (expense) income:
Interest expense, net of interest income of $433,000 and $315,000 for the three months ended November 30, 2006 and 2005, respectively	(681,000)	(1,005,000)
Other (expense) income, net	(91,000)	141,000

Income before income taxes	8,863,000	11,616,000

Provision for income taxes	3,169,000	4,103,000

Net income	$5,694,000	$7,513,000

Earnings per common share:
Basic	$0.33	$0.45

Diluted	$0.33	$0.45

Weighted average common shares outstanding, basic	17,022,286	16,688,982

Weighted average common shares outstanding, diluted	17,241,140	16,776,627

Dividends declared per share	$0.22	$0.22

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,694,000	$7,513,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	924,000	848,000
Losses (gains) on sales and disposals of property and equipment	8,000	(9,000)
Deferred income tax expense	550,000	556,000
Excess tax benefits from exercise of stock options	(71,000)	(1,000)
Distributions received and equity (earnings) from related party, net	30,000	19,000
Stock-based compensation	423,000	412,000
Changes in assets and liabilities:
Trade accounts receivable	4,517,000	6,512,000
Product held at contract packagers	80,000	171,000
Inventories	(241,000)	(2,303,000)
Other assets	720,000	595,000
Accounts payable and accrued expenses	497,000	(2,395,000)
Accounts payable to related party	407,000	557,000
Income taxes payable	733,000	(116,000)
Deferred employee benefits and other long-term liabilities	27,000	26,000

Net cash provided by operating activities	14,298,000	12,385,000

Cash flows from investing activities:
Purchases of short-term investments	(59,075,000)	—
Sales of short-term investments	59,075,000	—
Proceeds from collections on note receivable	—	30,000
Capital expenditures	(550,000)	(989,000)
Proceeds from sales of property and equipment	39,000	19,000

Net cash used in investing activities	(511,000)	(940,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)
Proceeds from issuance of common stock	1,633,000	106,000
Excess tax benefits from exercise of stock options	71,000	1,000
Dividends paid	(3,747,000)	(3,671,000)

Net cash used in financing activities	(12,757,000)	(14,278,000)

Effect of exchange rate changes on cash and cash equivalents	200,000	(23,000)

Increase (decrease) in cash and cash equivalents	1,230,000	(2,856,000)

Cash and cash equivalents at beginning of period	45,206,000	37,120,000

Cash and cash equivalents at end of period	$46,436,000	$34,264,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended November 30,
	2006	2005
Net income	$5,694,000	$7,513,000

Other comprehensive income (loss):
Equity adjustment from foreign currency translation, net of tax benefit of $24,000 and $260,000 for the three months ended November 30, 2006 and 2005, respectively	1,316,000	(877,000)

Total comprehensive income	$7,010,000	$6,636,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2006

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava ® and Solvol ®, and six household product brands known as X-14 ® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes ® automatic toilet bowl cleaner, Carpet Fresh ® and No Vac ® rug and room deodorizers, Spot Shot ® aerosol and liquid carpet stain removers and 1001 ® carpet and household cleaners and rug and room deodorizers.

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

Financial Statement Presentation

The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2006 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

Short-term Investments

Periodically, the Company invests in short-term investments. These short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. As of November 30, 2006 and August 31, 2006, the Company did not carry any short-term investments.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent and 8 percent of the Company’s consolidated net sales during the three months ended November 30, 2006 and 2005, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of the three months ended November 30, 2006 and 2005.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended November 30, 2006 and 2005.

	Three Months Ended November 30,
	2006	2005
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	17,022,286	16,688,982
Weighted average dilutive securities	218,854	87,645

Weighted average common shares outstanding, diluted	17,241,140	16,776,627

Weighted average options outstanding totaling 132,280 and 898,303 for the three months ended November 30, 2006 and 2005, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally for the three months ended November 30, 2005, weighted average options outstanding totaling 103,495 were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options. For the three months ended November 30, 2006, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the second quarter of fiscal year 2006, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

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

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2006 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$85,667,000	$9,239,000	$1,212,000	$96,118,000
Translation adjustments	22,000	144,000	1,000	167,000

Balance as of November 30, 2006	$85,689,000	$9,383,000	$1,213,000	$96,285,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Changes in indefinite-lived intangibles by segment for the three months ended November 30, 2006 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$35,700,000	$3,862,000	$—	$39,562,000
Translation adjustments	—	135,000	—	135,000

Balance as of November 30, 2006	$35,700,000	$3,997,000	$—	$39,697,000

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

	As of November 30, 2006	As of August 31, 2006
Gross carrying amount	$4,687,000	$4,528,000
Accumulated amortization	(1,562,000)	(1,368,000)

Net carrying amount	$3,125,000	$3,160,000

	Three Months Ended November 30,
	2006	2005
Amortization expense	$141,000	$132,000

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2007	$439,000
Fiscal year 2008	586,000
Fiscal year 2009	586,000
Fiscal year 2010	586,000
Fiscal year 2011	586,000
Thereafter	342,000

$3,125,000

Changes in definite-lived intangibles by segment for the three months ended November 30, 2006 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$—	$3,160,000	$—	$3,160,000
Amortization	—	(141,000)	—	(141,000)
Translation adjustments	—	106,000	—	106,000

Balance as of November 30, 2006	$—	$3,125,000	$—	$3,125,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 3 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of November 30, 2006	As of August 31, 2006
Inventories
Raw materials and components	$1,498,000	$1,110,000
Work-in-process(1)	1,740,000	2,196,000
Finished goods	12,431,000	11,963,000

	$15,669,000	$15,269,000

(1) Consists entirely of WD-40 No-Mess Pens that require final packaging before being offered for sale.
Other Current Assets
Prepaid expenses and other	$3,563,000	$4,229,000
Federal income taxes receivable	629,000	629,000

	$4,192,000	$4,858,000

Property, Plant and Equipment, net
Land	$591,000	$583,000
Buildings and improvements	4,341,000	4,196,000
Furniture and fixtures	1,129,000	1,090,000
Computer and office equipment	3,776,000	3,513,000
Software	3,313,000	3,207,000
Machinery, equipment and vehicles	7,165,000	7,135,000

	20,315,000	19,724,000
Less: accumulated depreciation	(11,401,000)	(10,784,000)

	$8,914,000	$8,940,000

Other Intangibles, net
Intangibles with indefinite lives	$39,697,000	$39,562,000
Intangibles with definite lives	4,687,000	4,528,000
Less: accumulated amortization	(1,562,000)	(1,368,000)

	$42,822,000	$42,722,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$6,953,000	$6,854,000
Other	5,147,000	4,824,000

	$12,100,000	$11,678,000

Accrued Payroll and Related Expenses
Accrued bonus	$593,000	$3,928,000
Accrued profit sharing	1,792,000	1,404,000
Accrued payroll	1,459,000	1,141,000
Accrued payroll taxes	625,000	779,000
Other	264,000	233,000

	$4,733,000	$7,485,000

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $6,000 and $54,000 for the three months ended November 30, 2006 and 2005, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of November 30, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $5.2 million and $10.8 million during the three months ended November 30, 2006 and 2005, respectively. The Company had product payables to VML of $0.9 million and $0.5 million at November 30, 2006 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $48,000 during each of the three months ended November 30, 2006 and 2005.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company) . After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to a similar case that was dismissed by the San Diego Superior Court in April 2005, and the Company intends to vigorously defend this case in the same manner as before. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2006.

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

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of November 30, 2006.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of another company, the Company assumes the liability for certain events or occurrences that took place prior to the date of the acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. No liabilities have been recorded as of November 30, 2006 for unknown potential obligations arising out of the conduct of businesses acquired by the Company in recent years.

NOTE 6 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently, and as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reportable segments and net sales by product line for the three months ended November 30:

	Americas	Europe	Asia-Pacific	Total
2006
Net sales	$45,144,000	$21,886,000	$4,926,000	$71,956,000
Income from operations	$4,939,000	$4,138,000	$558,000	$9,635,000
Depreciation and amortization expense	$566,000	$332,000	$26,000	$924,000
Interest income	$328,000	$101,000	$4,000	$433,000
Interest expense	$1,114,000	$—	$—	$1,114,000
Total assets	$203,422,000	$56,425,000	$5,741,000	$265,588,000
2005
Net sales	$46,256,000	$16,949,000	$4,010,000	$67,215,000
Income from operations	$8,968,000	$2,872,000	$640,000	$12,480,000
Depreciation and amortization expense	$521,000	$305,000	$22,000	$848,000
Interest income	$267,000	$43,000	$5,000	$315,000
Interest expense	$1,320,000	$—	$—	$1,320,000
Total assets	$195,480,000	$45,432,000	$4,187,000	$245,099,000

Product Line Information

	Net Sales
	2006	2005
Lubricants	$48,904,000	$42,426,000
Household products	21,342,000	22,930,000
Hand cleaners	1,710,000	1,859,000

	$71,956,000	$67,215,000

NOTE 7 - SUBSEQUENT EVENTS

On December 12, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 31, 2007 to shareholders of record on January 8, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements, the accompanying notes, and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

In MD&A, “we,” “our,” “us,” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol ®, and six household product brands known as X-14 ® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes ® automatic toilet bowl cleaner, Carpet Fresh ® and No Vac ® rug and room deodorizers, Spot Shot ® aerosol and liquid carpet stain removers and 1001 ® carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended November 30,
	2006	2005	% Change
Net sales	$71,956	$67,215	7%
Gross profit	$34,473	$32,314	7%
Income from operations	$9,635	$12,480	(23)%
Net income	$5,694	$7,513	(24)%
Earnings per common share (diluted)	$0.33	$0.45	(26)%

HIGHLIGHTS

•	In the first quarter, sales in Europe and Asia-Pacific increased 29% and 23%, respectively, compared to the prior fiscal year first quarter, partially offset by a sales decrease of 2% in the Americas.

•	In the first quarter, lubricant sales were up 15%, household product sales were down 7%, and hand cleaner sales were down 8%.

•	Changes in foreign currency exchange rates compared to the prior fiscal year first quarter contributed to the growth of our sales as well as growth in expenses. The current fiscal year first quarter results translated at last fiscal year’s period exchange rates would have produced sales of $70.4 million and net income of $5.5 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the current fiscal year first quarter by $1.6 million and $0.2 million, respectively.

•	The Company continues to face significant competition and challenges within the household products categories. For the three months ended November 30, 2006, sales of the Company’s household products in the U.S. were down 12% versus the prior fiscal year first quarter as a result of temporary decreases in distribution, promotional timing and customer purchasing patterns.

•	We continue to be concerned about rising costs of components and raw materials during fiscal year 2007. We began to incur increased costs during fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. Since that time, the Company has continued to experience increases in product costs. As a result, the Company implemented additional price increases on certain products during the third quarter of fiscal year 2006.

•	We continue to be focused and committed to innovation and renovation of our brands. We see innovation and renovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations and renovations.

•	Advertising and sales promotion expenses were up 69% during the first quarter of fiscal year 2007 compared to the prior fiscal year first quarter. Advertising and sales promotion expenses were up due primarily to the timing of consumer broadcast and print media advertising in the U.S. to support the Company’s new products. The Company expects its investment in global advertising and sales promotion expenses to be in the range of 6.5% to 8.5% of net sales for fiscal year 2007.

•	Selling, general and administrative expenses were up 16% during the first quarter of fiscal year 2007 compared to the prior fiscal year first quarter due to increased employee-related costs, freight costs, bad debt expense, commissions, professional services, miscellaneous expenses and the impact of foreign exchange rate changes.

•	During the current fiscal year 2007, the Company has begun direct operations in China. First quarter costs related to the start up of direct operations in China totaled $0.2 million.

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2007 Compared to First Quarter of Fiscal Year 2006

Net Sales

Net Sales by Segment	Three Months Ended November 30,
(in thousands)	2006	2005	$ Change	% Change
Americas	$45,144	$46,256	$(1,112)	(2)%
Europe	21,886	16,949	4,937	29%
Asia-Pacific	4,926	4,010	916	23%

Total net sales	$71,956	$67,215	$4,741	7%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of the Company’s sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $70.4 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2007 sales by $1.6 million, or 2.3%.

Net Sales by Product Line	Three Months Ended November 30,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$48,904	$42,426	$6,478	15%
Household products	21,342	22,930	(1,588)	(7)%
Hand cleaners	1,710	1,859	(149)	(8)%

Total net sales	$71,956	$67,215	$4,741	7%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $34.5 million, or 47.9% of sales in the first quarter of fiscal year 2007, compared to $32.3 million, or 48.1% of sales in the first quarter of fiscal year 2006. The increase in cost of products sold negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we are concerned about the possibility of continued rising costs of components, raw materials and finished goods. The increase in cost of products sold was partially offset by a decrease in advertising and promotional discounts and other discounts, which positively impacted gross margin by 0.6%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that have experienced declines in consumer response. Advertising and promotional discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

As a result of the continued trend of rising costs, the Company implemented price increases on certain products during the third quarter of fiscal year 2006. The increase in pricing of certain products worldwide added approximately 1.9% to gross margin percentage in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Although the price increases helped reduce the current effect of rising costs on gross margin percentage, further rises in the cost of products could offset the benefits of the price increases. In addition to these price increases, the Company is also examining supply chain cost savings initiatives in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the first quarter of fiscal year 2007 increased to $19.1 million from $16.4 million for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, freight costs, bad debt expense, research and development costs, miscellaneous expenses and the impact of foreign currency translation. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.9 million versus the prior fiscal year first quarter as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. Freight costs increased $0.3 million due to sales growth and increased fuel surcharges. Bad debt expense increased $0.3 million as the prior fiscal year first quarter expense reflected the benefit of bad debt recoveries. Research and development costs increased $0.2 million due to new product development activity. Miscellaneous expenses increased $0.6 million, which included increased professional services, commissions, travel, meeting and insurance costs. Also contributing to the increase in SG&A was $0.4 million related to increased foreign currency exchange rates. The current fiscal year first quarter SG&A expenses translated at last fiscal year’s first quarter exchange rates would have produced total SG&A expenses of $18.7 million.

The Company continued its research and development investment in support of its focus on innovation. Research and development costs in the current fiscal year first quarter were $0.9 million compared to $0.7 million in the prior fiscal year first quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

As a percentage of sales, SG&A was 26.5% in the first quarter of fiscal year 2007 and 24.3% in the first quarter of fiscal year 2006.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $5.6 million for the first quarter of fiscal year 2007, up from $3.3 million for the first quarter of fiscal year 2006 and, as a percentage of sales, increased to 7.8% in the first quarter of fiscal year 2007 from 5.0% in the first quarter of fiscal year 2006. The increase is related to the timing of investment in advertising activities in the current fiscal year first quarter compared to the prior fiscal year first quarter. In the current fiscal year first quarter, the Company increased its consumer broadcast and print media advertising to support new products. In the prior fiscal year first quarter, the Company had lower levels of marketing investment, as the Company did not begin its consumer broadcast advertising until the second quarter. Investment in global advertising and sales promotion expenses for fiscal year 2007 is expected to be in the range of 6.5% to 8.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred, as the costs of certain promotional activities are required to be recorded as reductions to sales, and others remain in advertising and sales promotion expenses. In the first quarter of fiscal year 2007, the total promotional costs recorded as reductions to sales were $4.3 million versus $3.9 million in the first quarter of fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $9.9 million in the current fiscal year first quarter versus $7.2 million in the prior fiscal year first quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $141,000 in the first quarter of fiscal year 2007, compared to $132,000 in last fiscal year’s first quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $9.6 million, or 13.4% of sales in the first quarter of fiscal year 2007, compared to $12.5 million, or 18.6% of sales in the first quarter of fiscal year 2006. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.7 million compared to $1.0 million for the quarters ended November 30, 2006 and 2005, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2006 and October 2005.

Other Expense / Income, net

Other expense, net was $91,000 during the first quarter of fiscal year 2007, compared to other income, net of $141,000 in the prior fiscal year first quarter, a decrease of $232,000, which was due to foreign currency exchange losses.

Provision for Income Taxes

The provision for income taxes was 35.8% of income before income taxes for the first quarter of fiscal 2007, an increase from 35.3% in the prior fiscal year first quarter. The increase in tax rate was primarily due to the impact of reduced low income housing credits and the phase out of the extraterritorial income (ETI) deduction and the expiration of the research and experimentation credit. The increase in tax rate was partially offset by the benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004 and the tax benefit of municipal bond interest.

The federal research and experimentation credit was retroactively extended on December 20, 2006. The benefit will be reflected in subsequent quarters and is expected to result in a reduction in the second quarter’s effective tax rate.

Net Income

Net income was $5.7 million, or $0.33 per common share on a fully diluted basis for the first quarter of fiscal year 2007, compared to $7.5 million, or $0.45 per common share for the first quarter of fiscal year 2006. The change in foreign currency exchange rates period over period had a positive impact of $0.2 million on first quarter fiscal year 2007 net income. Current fiscal year first quarter results translated at last fiscal year’s first quarter foreign currency exchange rates would have produced net income of $5.5 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year first quarter.

Americas

Net Sales	Three Months Ended November 30,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$25,591	$24,224	$1,367	6%
Household products	18,131	20,487	(2,356)	(11)%
Hand cleaners	1,422	1,545	(123)	(8)%

Sub-total	$45,144	$46,256	$(1,112)	(2)%

% of consolidated	63%	69%

The increase in lubricant sales in the Americas during the current fiscal year first quarter compared to last fiscal year’s first quarter is the result of WD-40 sales growth in Canada, Latin America and the U.S. as sales increased by 34%, 22% and 2%, respectively. Growth in Canada was due to promotional activities with key customers and the continued launch of the WD-40 Smart Straw. Growth in Latin America was primarily due to new distribution and increased promotional activity. The WD-40 sales increase in the U.S. was the result of price increases implemented during the third quarter of the prior fiscal year. The increase in the U.S. was partially offset by temporarily reduced distribution to a key customer as a result of seasonal focus on other items. Price increases implemented on certain products during the prior fiscal year third quarter contributed to the overall sales growth in the Americas in the first quarter of the current fiscal year.

Household product sales in the first quarter of fiscal year 2007 were down $2.4 million , or 11%, compared to the first quarter of fiscal year 2006 due to declines in the U.S. Sales in the U.S. decreased by $2.4 million, or 12%, due to decreased sales of Spot Shot, Carpet Fresh, X-14 and 2000 Flushes. These declines were the result of several factors, including temporarily lost or decreased distribution compared to the first quarter of fiscal year 2006, promotional timing and the effect of competitive factors within and among their product categories that are further described below. The Company’s household brands continue to experience significant competition within their categories, and in related categories as well.

Spot Shot sales declined 13% in the U.S. during the current fiscal year first quarter as compared to the prior fiscal year first quarter due to reduced sales to a key customer and reduced promotional activity. In the first quarter of fiscal year 2007, a key customer temporarily replaced Spot Shot with seasonal items, which had not occurred in the prior fiscal year first quarter. The Company expects to regain these sales to this customer in the second quarter of the current fiscal year. Additionally, certain prior fiscal year first quarter promotional activity was not repeated in the current fiscal year first quarter. Although Spot Shot sales declined during the quarter, at retail, Spot Shot continues to sell at a faster rate than new entrants and established products. The Company has also committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand.

Sales of Carpet Fresh in the U.S. declined 16% in the current fiscal year first quarter due to promotional activities performed in the prior fiscal year first quarter that were not repeated in the current fiscal year first quarter. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of the X-14 hard surface cleaners decreased 23% in the current fiscal year first quarter versus the prior fiscal year first quarter due primarily to lost or decreased distribution. In an effort to offset these losses and generate growth for the brand, the Company is renovating the X-14 brand through repositioning and repackaging to better communicate and deliver product quality. This repositioning and repackaging is scheduled to launch during the third quarter of fiscal year 2007.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 7% in the current fiscal year first quarter compared to the prior fiscal year first quarter due to reduced distribution with a key customer. The decrease in U.S. sales of automatic toilet bowl cleaners was partially offset by a 14% increase in Canada. The increase in Canada was the result of increased distribution. Sales of the automatic toilet bowl cleaning category are being pressured overall due to competition from the manual bowl cleaning category.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation and renovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 8% in the current fiscal year first quarter compared to the prior fiscal year first quarter as a result of decreased promotional activity. Although sales of heavy-duty hand cleaners decreased, distribution remains consistent through the grocery trade and other classes of trade.

For the Americas, 83% of sales came from the U.S., and 17% came from Canada and Latin America in the first quarter of fiscal year 2007, compared to the distribution in the first quarter of fiscal year 2006, when 86% of sales came from the U.S., and 14% came from Canada and Latin America.

Europe

Net Sales	Three Months Ended November 30,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$19,258	$14,920	$4,338	29%
Household products	2,628	2,029	599	30%
Hand cleaners	—	—	—	—

Sub-total	$21,886	$16,949	$4,937	29%

% of consolidated	30%	25%

For the quarter ended November 30, 2006, sales in Europe grew to $21.9 million, up $4.9 million, or 29%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $20.6 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2007 sales by approximately $1.3 million, or 6%.

The countries where the Company sells through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 25% in the current fiscal year first quarter versus last fiscal year’s first quarter. Sales from these countries also accounted for 65% of the region’s sales in the current fiscal year first quarter, down from 68% in the prior fiscal year first quarter. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year first quarter are as follows: the U.K., 8%; France, 28%; the German sales region, 68%; Spain/Portugal, 14%; and Italy, 16%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of the 1001 brand and 3-IN-ONE. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac, as well as media advertising investment. The increase in 3-IN-ONE sales was due to the increased distribution of the 3-IN-ONE Professional line of products. These increases were partially offset by a decrease in WD-40 sales in the UK as a result of reduced promotional activities and a change in purchasing patterns of key customers. The sales growth in France was the result of the continued introduction of the WD-40 Smart Straw as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased awareness and penetration of the WD-40 brand, the continued introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the continued development of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued launch of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 38% in the first quarter of fiscal year 2007 versus the first quarter of fiscal year 2006. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe. The distributor market accounted for approximately 35% of the total Europe segment sales in the current fiscal year first quarter, up from 32% in the prior fiscal year first quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Three Months Ended November 30,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$4,055	$3,282	$773	24%
Household products	583	414	169	41%
Hand cleaners	288	314	(26)	(8)%

Sub-total	$4,926	$4,010	$916	23%

% of consolidated	7%	6%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first quarter of fiscal year 2007 were $4.9 million, up $0.9 million, or 23%, compared to the first quarter of fiscal year 2006. Changes in foreign currency exchange rates compared to the prior fiscal year first quarter did not impact the current fiscal year first quarter sales. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia and increased No Vac sales in Australia.

Sales in Australia were up 15% in the current fiscal year first quarter as compared to the prior fiscal year first quarter primarily due to sales growth of No Vac as a result of a new product introduction. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of the continued launch of the WD-40 Smart Straw and increased distribution of the 3-IN-ONE Professional line.

Sales in Asia were up 28% in the current fiscal year first quarter as compared to the prior fiscal year first quarter primarily due to increased WD-40 sales to customers in China as a result of increased promotional activity. Sales across other parts of the Asian region were also up, including in Indonesia, the Philippines, Japan, Singapore, Thailand and Taiwan. This region represents long-term growth potential for the Company.

While the Company has historically sold to Asia through third party marketing distributors, to help accelerate the growth in this region, the Company has begun direct operations in China in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended November 30, 2006, cash and cash equivalents increased by $1.2 million, from $45.2 million at the end of fiscal year 2006 to $46.4 million at November 30, 2006. Operating cash flow of $14.3 million was offset by cash used in investing activities of $0.5 million and cash used in financing activities of $12.8 million.

Current assets decreased by $3.0 million to $112.6 million at November 30, 2006, down from $115.5 million at August 31, 2006. Accounts receivable decreased to $40.6 million, down $3.9 million from $44.5 million at August 31, 2006, as a result of the timing of sales. Inventory increased to $15.7 million, up by $0.4 million from $15.3 million at August 31, 2006. Other current assets decreased by $0.7 million to $4.2 million at November 30, 2006, down from $4.9 million at August 31, 2006 due to the timing of prepaid expenses.

Current liabilities were $45.4 million at November 30, 2006, up from $43.7 million at August 31, 2006. Accounts payable and accrued liabilities increased by $3.9 million due to timing of payments. Accrued payroll and related expenses were down $2.8 million primarily due to decreased bonus accrual as the Company paid its fiscal year 2006 bonuses during the first quarter of fiscal year 2007. Income taxes payable increased $0.6 million due to the timing of payments for federal income taxes.

At November 30, 2006, working capital decreased to $67.1 million, down $4.8 million from $71.9 million at the end of fiscal year 2006. The current ratio was 2.5 at November 30, 2006, down from 2.6 at August 31, 2006.

Net cash provided by operating activities for the three months ended November 30, 2006 was $14.3 million. This amount consisted of $5.7 million from net income with an additional $1.9 million of adjustments for non-cash items, including depreciation and amortization, losses on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity earnings from VML Company L.L.C. (VML) and stock-based compensation along with $6.7 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first three months of fiscal year 2007 was $0.5 million. The Company purchased and sold $59.1 million of short-term investments, which consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $0.6 million were primarily in the areas of computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2007, the Company expects to spend approximately $3.6 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

For the first three months of fiscal year 2007, net cash used in financing activities included a $10.7 million principal payment on debt in October 2006 and $3.7 million of dividend payments, partially offset by $1.6 million in proceeds from the exercise of common stock options and $0.1 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the second principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due in October in each of the following five years.

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

On December 12, 2006, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 31, 2007 to shareholders of record on January 8, 2007. This represents a 13.6% increase from the prior quarterly dividend. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: allowance for doubtful accounts, revenue recognition, accounting for sales incentives, accounting for income taxes, valuation of long-lived intangible assets and goodwill and inventory valuation. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates. Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2006.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $6,000 and $54,000 for the three months ended November 30, 2006 and 2005, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.9 million as of November 30, 2006. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $5.2 million and $10.8 million during the three months ended November 30, 2006 and 2005, respectively. The Company had product payables to VML of $0.9 million and $0.5 million at November 30, 2006 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $48,000 during each of the three months ended November 30, 2006 and 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Periodically, the Company invests in highly liquid investment grade auction rate securities, which are classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, the Company considers the reported amounts of these investments, which are stated at cost, to be reasonable approximations of fair values. Management does not believe changes in market interest rates will have a material impact on our financial position.

Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2006.

ITEM 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2006, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company) . After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. Though a new named plaintiff brought this case, it is legally and factually identical to a similar case that was dismissed by the San Diego Superior Court in April 2005, and the Company intends to vigorously defend this case in the same manner as before. If class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

During the quarter ended November 30, 2006, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

ITEM 1A. Risk Factors

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, inventory risks, competition, volume growth, political and economic risks, international operations, business risks, new product development risks, risk that operating results and net earnings may not meet expectations, regulatory risks, resolution of tax disputes, acquisition risk, debt financing risk, protection of intellectual property, intellectual property infringement, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships, natural disasters, market expectations and internal control over financial reporting. These risk factors are discussed in more detail in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near term growth expectations for lubricants, household products and heavy-duty hand cleaners in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

ITEM 6. Exhibits

Exhibit No.	Description
3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

10(a)	Form of Amended and Restated WD-40 Company Supplemental Retirement Benefit Plan applicable to executive officers of the Registrant.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2007	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt Vice President of Finance, Controller (Principal Accounting Officer)