Form 10-Q
period 2007-02-28
WD 40 CO
filed 2007-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2007

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

Yes  ☐    No  ☒

As of March 30, 2007, 17,587,807 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	February 28, 2007	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$46,643,000	$45,206,000
Trade accounts receivable, less allowance for doubtful accounts of $712,000 and $762,000	49,690,000	44,491,000
Product held at contract packagers	1,910,000	1,385,000
Inventories	15,010,000	15,269,000
Current deferred tax assets, net	4,336,000	4,331,000
Other current assets	3,970,000	4,858,000

Total current assets	121,559,000	115,540,000
Property, plant and equipment, net	8,802,000	8,940,000
Goodwill	96,263,000	96,118,000
Other intangibles, net	42,647,000	42,722,000
Investment in related party	972,000	972,000
Other assets	3,987,000	4,183,000

	$274,230,000	$268,475,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	17,534,000	11,287,000
Accounts payable to related party	902,000	463,000
Accrued liabilities	13,129,000	11,678,000
Accrued payroll and related expenses	3,759,000	7,485,000
Income taxes payable	1,975,000	2,040,000

Total current liabilities	48,013,000	43,667,000
Long-term debt	42,857,000	53,571,000
Deferred employee benefits and other long-term liabilities	2,001,000	1,895,000
Long-term deferred tax liabilities, net	14,588,000	13,611,000

Total liabilities	107,459,000	112,744,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,587,807 and 17,510,668 shares issued	18,000	17,000
Paid-in capital	65,530,000	62,322,000
Retained earnings	109,961,000	103,335,000
Accumulated other comprehensive income	6,288,000	5,083,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	166,771,000	155,731,000

	$274,230,000	$268,475,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net sales	$79,331,000	$71,480,000	$151,287,000	$138,695,000
Cost of products sold (including cost of products acquired from related party of $4,604,000 and $9,696,000 for the three months ended February 28, 2007 and 2006, respectively; and $9,795,000 and $20,446,000 for the six months ended February 28, 2007 and 2006, respectively)	40,293,000	37,204,000	77,776,000	72,105,000

Gross profit	39,038,000	34,276,000	73,511,000	66,590,000
Operating expenses:
Selling, general and administrative	19,736,000	17,267,000	38,791,000	33,624,000
Advertising and sales promotion	5,061,000	4,829,000	10,703,000	8,174,000
Amortization of intangible asset	146,000	130,000	287,000	262,000

Income from operations	14,095,000	12,050,000	23,730,000	24,530,000
Other (expense) income:
Interest expense, net of interest income of $404,000 and $359,000 for the three months ended February 28, 2007 and 2006, respectively; and $837,000 and $674,000 for the six months ended February 28, 2007 and 2006, respectively	(613,000)	(853,000)	(1,294,000)	(1,858,000)
Other (expense) income, net	(94,000)	82,000	(185,000)	223,000

Income before income taxes	13,388,000	11,279,000	22,251,000	22,895,000
Provision for income taxes	4,449,000	4,048,000	7,618,000	8,151,000

Net income	$8,939,000	$7,231,000	$14,633,000	$14,744,000

Earnings per common share:
Basic	$0.52	$0.43	$0.86	$0.88

Diluted	$0.52	$0.43	$0.85	$0.88

Weighted average common shares outstanding, basic	17,043,032	16,716,309	17,032,602	16,702,570

Weighted average common shares outstanding, diluted	17,232,563	16,825,560	17,236,795	16,801,018

Dividends declared per share	$0.25	$0.22	$0.47	$0.44

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$14,633,000	$14,744,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,820,000	1,699,000
Losses (gains) on sales and disposals of property and equipment	22,000	(20,000)
Deferred income tax expense	989,000	1,053,000
Excess tax benefits from exercise of stock options	(114,000)	(205,000)
Distributions received and equity (earnings) losses from related party, net	—	178,000
Stock-based compensation	1,064,000	987,000
Changes in assets and liabilities:
Trade accounts receivable	(4,663,000)	(657,000)
Product held at contract packagers	(525,000)	(341,000)
Inventories	358,000	(4,513,000)
Other assets	879,000	274,000
Accounts payable and accrued expenses	3,801,000	(1,564,000)
Accounts payable to related party	439,000	(965,000)
Income taxes payable	107,000	2,891,000
Deferred employee benefits and other long-term liabilities	55,000	52,000

Net cash provided by operating activities	18,865,000	13,613,000

Cash flows from investing activities:
Purchases of short-term investments	(99,600,000)	—
Sales of short-term investments	99,600,000	—
Proceeds from collections on note receivable	25,000	50,000
Capital expenditures	(1,181,000)	(1,878,000)
Proceeds from sales of property and equipment	109,000	163,000

Net cash used in investing activities	(1,047,000)	(1,665,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)
Proceeds from issuance of common stock	2,025,000	2,334,000
Excess tax benefits from exercise of stock options	114,000	205,000
Dividends paid	(8,007,000)	(7,344,000)

Net cash used in financing activities	(16,582,000)	(15,519,000)

Effect of exchange rate changes on cash and cash equivalents	201,000	40,000

Increase (decrease) in cash and cash equivalents	1,437,000	(3,531,000)
Cash and cash equivalents at beginning of period	45,206,000	37,120,000

Cash and cash equivalents at end of period	$46,643,000	$33,589,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net income	$8,939,000	$7,231,000	$14,633,000	$14,744,000
Other comprehensive (loss) income:
Equity adjustment from foreign currency translation, net of tax (benefit) / provision of ($91,000) and $96,000 for the three months ended February 28, 2007 and 2006, respectively; and ($115,000) and ($164,000) for the six months ended February 28, 2007 and 2006, respectively	(111,000)	400,000	1,205,000	(477,000)

Total comprehensive income	$8,828,000	$7,631,000	$15,838,000	$14,267,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 28, 2007

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

In the opinion of management, the unaudited financial information for the interim periods reflects all adjustments necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

Short-term Investments

Periodically, the Company invests in short-term investments. These short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. As of February 28, 2007 and August 31, 2006, the Company did not carry any short-term investments.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 10 percent and 8 percent of the Company’s consolidated net sales during the three months ended February 28, 2007 and 2006, respectively, and 9 percent and 8 percent of the Company’s consolidated net sales during the six months ended February 28, 2007 and 2006, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of the three-month periods ended February 28, 2007 and 2006, and 4 percent during each of the six-month periods ended February 28, 2007 and 2006.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended February 28, 2007 and 2006.

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	17,043,032	16,716,309	17,032,602	16,702,570
Weighted average dilutive securities	189,531	109,251	204,193	98,448

Weighted average common shares outstanding, diluted	17,232,563	16,825,560	17,236,795	16,801,018

Weighted average options outstanding totaling 283,100 and 410,480 for the three months ended February 28, 2007 and 2006, respectively, and 207,690 and 654,391 for the six months ended February 28, 2007 and 2006, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally, weighted average options outstanding totaling 478,648 and 291,072 for the three and six months ended February 28, 2006, respectively, were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options. For each of the three- and six-month periods ended February 28, 2007, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “ Fair Value Measurements.” Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on the Company’s consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating SFAS No. 157 to determine the impact, if any, on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

NOTE 2 - GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the second quarter of fiscal year 2007, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the six months ended February 28, 2007 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$85,667,000	$9,239,000	$1,212,000	$96,118,000
Translation adjustments	18,000	126,000	1,000	145,000

Balance as of February 28, 2007	$85,685,000	$9,365,000	$1,213,000	$96,263,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in indefinite-lived intangibles by segment for the six months ended February 28, 2007 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$35,700,000	$3,862,000	$—	$39,562,000
Translation adjustments	—	119,000	—	119,000

Balance as of February 28, 2007	$35,700,000	$3,981,000	$—	$39,681,000

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

	As of February 28, 2007	As of August 31, 2006
Gross carrying amount	$4,668,000	$4,528,000
Accumulated amortization	(1,702,000)	(1,368,000)

Net carrying amount	$2,966,000	$3,160,000

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Amortization expense	$146,000	$130,000	$287,000	$262,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2007	$292,000
Fiscal year 2008	583,000
Fiscal year 2009	583,000
Fiscal year 2010	583,000
Fiscal year 2011	583,000
Thereafter	342,000

$2,966,000

Changes in definite-lived intangibles by segment for the six months ended February 28, 2007 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$—	$3,160,000	$—	$3,160,000
Amortization	—	(287,000)	—	(287,000)
Translation adjustments	—	93,000	—	93,000

Balance as of February 28, 2007	$—	$2,966,000	$—	$2,966,000

NOTE 3 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of February 28, 2007	As of August 31, 2006
Inventories
Raw materials and components	$1,081,000	$1,110,000
Work-in-process(1)	1,792,000	2,196,000
Finished goods	12,137,000	11,963,000

	$15,010,000	$15,269,000

(1)	Consists entirely of WD-40 No-Mess Pens that require final packaging before being offered for sale.

Other Current Assets
Prepaid expenses and other	$3,341,000	$4,229,000
Federal income taxes receivable	629,000	629,000

	$3,970,000	$4,858,000

Property, Plant and Equipment, net
Land	$590,000	$583,000
Buildings and improvements	4,343,000	4,196,000
Furniture and fixtures	1,145,000	1,090,000
Computer and office equipment	3,901,000	3,513,000
Software	3,408,000	3,207,000
Machinery, equipment and vehicles	7,331,000	7,135,000

	20,718,000	19,724,000
Less: accumulated depreciation	(11,916,000)	(10,784,000)

	$8,802,000	$8,940,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,001,000	$6,854,000
Other	6,128,000	4,824,000

	$13,129,000	$11,678,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of February 28, 2007	As of August 31, 2006
Accrued Payroll and Related Expenses
Accrued bonus	$1,214,000	$3,928,000
Accrued profit sharing	427,000	1,404,000
Accrued payroll	1,348,000	1,141,000
Accrued payroll taxes	568,000	779,000
Other	202,000	233,000

	$3,759,000	$7,485,000

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $30,000 for the three months ended February 28, 2007 and equity losses of $150,000 for the three months ended February 28, 2006. For the six months ended February 28, 2007, the Company recorded equity earnings related to its investment in VML of $36,000. For the six months ended February 28, 2006, the Company recorded equity losses related to its investment in VML of $96,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 28, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $4.6 million and $9.7 million during the three months ended February 28, 2007 and 2006, respectively, and $9.8 million and $20.4 million for the six months ended February 28, 2007 and 2006, respectively. The Company had product payables to VML of $0.9 million and $0.5 million at February 28, 2007 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $48,000 during each of the three months ended February 28, 2007 and 2006, and $95,000 during each of the six months ended February 28, 2007 and 2006.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2007.

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

Additionally, the Company periodically enters into purchase commitments with suppliers for products under development. During the second quarter of the current fiscal year, the Company entered into a new agreement to purchase finished goods of approximately $0.7 million.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 28, 2007.

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

The tables below present information about reportable segments and net sales by product line for the three and six months ended February 28:

Three Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2007
Net sales	$48,942,000	$24,350,000	$6,039,000	$79,331,000
Income from operations	$8,254,000	$5,060,000	$781,000	$14,095,000
Depreciation and amortization expense	$516,000	$341,000	$39,000	$896,000
Interest income	$272,000	$122,000	$10,000	$404,000
Interest expense	$1,011,000	$—	$6,000	$1,017,000
Total assets	$208,921,000	$58,401,000	$6,908,000	$274,230,000
2006
Net sales	$45,477,000	$20,445,000	$5,558,000	$71,480,000
Income from operations	$6,729,000	$3,889,000	$1,432,000	$12,050,000
Depreciation and amortization expense	$523,000	$306,000	$22,000	$851,000
Interest income	$297,000	$58,000	$4,000	$359,000
Interest expense	$1,212,000	$—	$—	$1,212,000
Total assets	$200,277,000	$49,367,000	$5,268,000	$254,912,000

Six Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2007
Net sales	$94,086,000	$46,236,000	$10,965,000	$151,287,000
Income from operations	$13,193,000	$9,198,000	$1,339,000	$23,730,000
Depreciation and amortization expense	$1,082,000	$673,000	$65,000	$1,820,000
Interest income	$600,000	$223,000	$14,000	$837,000
Interest expense	$2,125,000	$—	$6,000	$2,131,000
Total assets	$208,921,000	$58,401,000	$6,908,000	$274,230,000
2006
Net sales	$91,733,000	$37,394,000	$9,568,000	$138,695,000
Income from operations	$15,697,000	$6,761,000	$2,072,000	$24,530,000
Depreciation and amortization expense	$1,044,000	$611,000	$44,000	$1,699,000
Interest income	$564,000	$101,000	$9,000	$674,000
Interest expense	$2,532,000	$—	$—	$2,532,000
Total assets	$200,277,000	$49,367,000	$5,268,000	$254,912,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Product Line Information

	Net Sales
	February 28, 2007	February 28, 2006
Three Months Ended
Lubricants	$56,745,000	$49,066,000
Household products	21,378,000	21,040,000
Hand cleaners	1,208,000	1,374,000

	$79,331,000	$71,480,000

	Net Sales
	February 28, 2007	February 28, 2006
Six Months Ended
Lubricants	$105,649,000	$91,492,000
Household products	42,720,000	43,970,000
Hand cleaners	2,918,000	3,233,000

	$151,287,000	$138,695,000

NOTE 7 - SUBSEQUENT EVENTS

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35 million of the Company’s outstanding shares.

On March 27, 2007, the Company’s Board of Directors also declared a cash dividend of $0.25 per share payable on April 30, 2007 to shareholders of record on April 16, 2007.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended February 28,			Six Months Ended February 28,
	2007	2006	% Change	2007	2006	% Change
Net sales	$79,331	$71,480	11%	$151,287	$138,695	9%
Gross profit	$39,038	$34,276	14%	$73,511	$66,590	10%
Income from operations	$14,095	$12,050	17%	$23,730	$24,530	(3)%
Net income	$8,939	$7,231	24%	$14,633	$14,744	(1)%
Earnings per common share (diluted)	$0.52	$0.43	21%	$0.85	$0.88	(3)%

HIGHLIGHTS

•

In the second quarter, sales in the Americas, Europe and Asia-Pacific increased 8%, 19% and 9%, respectively, compared to the prior fiscal year second quarter. For the six months ended February 28, 2007, sales in the Americas, Europe and Asia-Pacific increased 3%, 24% and 15%, respectively, compared to the same prior fiscal year period.

•

In the second quarter, lubricant sales were up 16%, household product sales were up 2%, and hand cleaner sales were down 12%. For the six months ended February 28, 2007, lubricant sales were up 15%, household product sales were down 3%, and hand cleaner sales were down 10%.

•

Changes in foreign currency exchange rates compared to the same prior fiscal year-to-date period contributed to the growth of our sales as well as growth in expenses. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $147.0 million and net income of $14.1 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the first six months of fiscal year 2007 by $4.3 million and $0.5 million, respectively.

•

The categories where the Company’s household products compete continue to face significant competition. For the three and six months ended February 28, 2007, sales of the Company’s household products in the U.S. were down 4% and 8%, respectively, versus the same prior fiscal year periods as a result of temporary decreases in distribution, lost distribution, promotional timing and customer purchasing patterns.

•

We continue to be concerned about rising costs of components and raw materials during fiscal year 2007. We began to incur increased costs during fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company has created a cost reduction team to focus on cost saving initiatives as well as supply chain opportunities. In addition, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. Since that time, the Company has continued to experience increases in product costs. As a result, the Company implemented additional price increases on certain products during the third quarter of fiscal year 2006.

•

We continue to be focused and committed to new product development under our brand names. We see innovation and renovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations and renovations.

•

Advertising and sales promotion expenses were up 31% during the first six months of the current fiscal year compared to the first six months of the prior fiscal year. Advertising and sales promotion expenses were up due to increased consumer broadcast and print media advertising in the U.S. to support the Company’s new products. The Company expects its investment in global advertising and sales promotion expenses to be in the range of 6.5% to 8.5% of net sales for fiscal year 2007.

•

Selling, general and administrative expenses were up 15% during the first six months of fiscal year 2007 compared to the first six months of the prior fiscal year due to increased employee-related costs, legal expenses, commissions, freight costs, bad debt expense and the impact of foreign currency exchange rate changes.

•

During the current fiscal year 2007, the Company has begun direct operations in China. For the six months ended February 28, 2007, SG&A costs related to the direct operations in China totaled $0.5 million.

RESULTS OF OPERATIONS

Second Quarter of Fiscal Year 2007 Compared to Second Quarter of Fiscal Year 2006

Net Sales

	Three Months Ended February 28,
Net Sales by Segment
(in thousands)	2007	2006	$ Change	% Change
Americas	$48,942	$45,477	$3,465	8%
Europe	24,350	20,445	3,905	19%
Asia-Pacific	6,039	5,558	481	9%

Total net sales	$79,331	$71,480	$7,851	11%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of the Company’s sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $76.6 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2007 sales by $2.7 million, or 3.5%.

	Three Months Ended February 28,
Net Sales by Product Line
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$56,745	$49,066	$7,679	16%
Household products	21,378	21,040	338	2%
Hand cleaners	1,208	1,374	(166)	(12)%

Total net sales	$79,331	$71,480	$7,851	11%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $39.0 million, or 49.2% of sales in the second quarter of fiscal year 2007, compared to $34.3 million, or 48.0% of sales in the second quarter of fiscal year 2006. The rise in the gross margin percentage was primarily attributable to price increases on some of the Company’s products that were implemented during the third quarter of the prior fiscal year to reduce the impact of rising costs of products, which continue to negatively affect gross margins in all of the Company’s regions. The increase in pricing of certain products worldwide added approximately 2.0% to gross margin percentage in the current fiscal year second quarter compared to the prior fiscal year second quarter. This benefit was partially offset by the continued increase in cost of products. The rising costs of products have been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

Although the price increases helped reduce the current effect of rising costs on gross margin percentage, further rises in the cost of products could offset the benefits of the price increases. In addition to these price increases, the Company is also examining supply chain cost savings initiatives through a cost reduction team in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

A decrease in advertising and promotional and other discounts, which are recorded as a reduction to sales, also contributed 0.3% to the rise in gross margin percentage. The decrease in discounts resulted from both timing and reductions in advertising and promotional activities, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the second quarter of fiscal year 2007 increased to $19.7 million, or 24.9% of sales, from $17.3 million, or 24.2% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, miscellaneous expenses, freight costs and the impact of foreign currency translation. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.9 million versus the prior fiscal year second quarter as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. Miscellaneous expenses increased $0.7 million, which included increased commissions, legal expenses and travel costs. Freight costs increased $0.2 million due to sales growth. Also contributing to the increase in SG&A was $0.6 million related to increased foreign currency exchange rates. The current fiscal year second quarter SG&A expenses translated at last fiscal year’s second quarter exchange rates would have produced total SG&A expenses of $19.1 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs in the current fiscal year second quarter were $0.7 million compared to $0.8 million in the prior fiscal year second quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $5.1 million for the second quarter of fiscal year 2007, up from $4.8 million for the second quarter of fiscal year 2006 and, as a percentage of sales, decreased to 6.4% in the second quarter of fiscal year 2007 from 6.8% in the second quarter of fiscal year 2006. The increase in dollars is related to an increase in advertising activities in the Asia-Pacific region during the current fiscal year second quarter compared to the prior fiscal year second quarter. Investment in global advertising and sales promotion expenses for fiscal year 2007 is expected to be in the range of 6.5% to 8.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the second quarter of fiscal year 2007, the total promotional costs recorded as reductions to sales were $3.4 million versus $3.6 million in the second quarter of fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $8.5 million in the current fiscal year second quarter versus $8.4 million in the prior fiscal year second quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $146,000 in the second quarter of fiscal year 2007, compared to $130,000 in last fiscal year’s second quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $14.1 million, or 17.8% of sales in the second quarter of fiscal year 2007, compared to $12.1 million, or 16.9% of sales in the second quarter of fiscal year 2006. The increase in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.6 million compared to $0.9 million for the quarters ended February 28, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2006.

Other Expense / Income, net

Other expense, net was $94,000 during the second quarter of fiscal year 2007, compared to other income, net of $82,000 in the prior fiscal year second quarter, a decrease of $176,000, which was due to foreign currency exchange losses.

Provision for Income Taxes

The provision for income taxes was 33.2% of income before income taxes for the second quarter of fiscal 2007, a decrease from 35.9% in the prior fiscal year second quarter. The current fiscal year second quarter tax rate of 33.2% is not an indication of future effective tax rates. The decrease in tax rate was primarily due to favorable rulings on foreign tax matters, the renewed federal research and experimentation credit, the benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004 and the tax benefit of municipal bond interest. The decrease in tax rate was partially offset by the impact of reduced low income housing credits and the phase out of the extraterritorial income (ETI) deduction.

Net Income

Net income was $8.9 million, or $0.52 per common share on a fully diluted basis for the second quarter of fiscal year 2007, compared to $7.2 million, or $0.43 per common share for the second quarter of fiscal year 2006. The change in foreign currency exchange rates period over period had a positive impact of $0.3 million on second quarter fiscal year 2007 net income. Current fiscal year second quarter results translated at last fiscal year’s second quarter foreign currency exchange rates would have produced net income of $8.6 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year second quarters.

Americas

	Three Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$30,192	$26,021	$4,171	16%
Household products	17,792	18,358	(566)	(3)%
Hand cleaners	958	1,098	(140)	(13)%

Sub-total	$48,942	$45,477	$3,465	8%

% of consolidated	62%	64%

The increase in lubricant sales in the Americas during the current fiscal year second quarter compared to last fiscal year’s second quarter was the result of WD-40 sales growth in the U.S., where sales increased by 25%. The WD-40 sales increase in the U.S. was the result of increased promotional activity as well as price increases implemented during the third quarter of the prior fiscal year. The increase in U.S. WD-40 sales was partially offset by a decrease in sales of 3-IN-ONE as a result of lost distribution to a key customer. Decreased WD-40 sales in Canada and Latin America of 8% and 3%, respectively, also partially offset the increase in U.S. WD-40 sales. The declines in these regions were due to decreased promotional activities during the quarter.

Household product sales in the second quarter of fiscal year 2007 were down $0.6 million, or 3%, compared to the second quarter of fiscal year 2006 due to declines in the U.S. Sales in the U.S. decreased by $0.6 million, or 4%, due to decreased sales of 2000 Flushes and X-14. These declines were the result of several factors, including lost or decreased distribution compared to the second quarter of fiscal year 2006 and the effect of competitive factors within and among their product categories that are further described below. These declines were partially offset by sales growth of Spot Shot and Carpet Fresh.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 15% in the current fiscal year second quarter compared to the prior fiscal year second quarter due to reduced distribution with a key customer. The decrease in U.S. sales of automatic toilet bowl cleaners was partially offset by a 26% increase in Canada. The increase in Canada was the result of increased promotional activity as well as regained distribution with a key customer. Overall, sales in the toilet bowl cleaning category have declined in the grocery trade channel.

U.S. sales of the X-14 hard surface cleaners decreased 17% in the current fiscal year second quarter versus the prior fiscal year second quarter due primarily to lost distribution. In an effort to offset these losses and generate growth for the brand, the Company is renovating the X-14 brand through repositioning and repackaging to better communicate and deliver product appeal. This repositioning and repackaging launched during the second quarter of fiscal year 2007.

Spot Shot sales increased 8% in the U.S. during the current fiscal year second quarter as compared to the prior fiscal year second quarter due to expanded distribution of the Spot Shot trigger product with a key customer and increased distribution in the grocery trade channel. The Company has also committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand.

Sales of Carpet Fresh in the U.S. increased 11% in the current fiscal year second quarter due to expanded distribution with a key customer and the timing of promotional activities as compared to the prior fiscal year second quarter. These increases were partially offset by decreased sales to smaller customers as a result of competitor activities. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand, including packaging enhancements that were introduced during the current fiscal year second quarter.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation and renovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 13% in the current fiscal year second quarter compared to the prior fiscal year second quarter as a result of decreased promotional activity. Although sales of heavy-duty hand cleaners decreased, distribution remains consistent through the grocery trade and other classes of trade.

For the Americas, 86% of sales came from the U.S., and 14% came from Canada and Latin America in the second quarter of fiscal year 2007, compared to the distribution in the second quarter of fiscal year 2006, when 85% of sales came from the U.S., and 15% came from Canada and Latin America.

Europe

	Three Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$21,464	$18,234	$3,230	18%
Household products	2,886	2,211	675	31%
Hand cleaners	—	—	—	—

Sub-total	$24,350	$20,445	$3,905	19%

% of consolidated	31%	29%

For the quarter ended February 28, 2007, sales in Europe grew to $24.4 million, up $3.9 million, or 19%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $21.7 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2007 sales by approximately $2.7 million, or 12%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 15% in the current fiscal year second quarter versus last fiscal year’s second quarter. Sales from these countries also accounted for 72% of the region’s sales in the current fiscal year second quarter, down from 74% in the prior fiscal year second quarter. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year second quarter are as follows: the U.K., 14%; France, 23%; the German sales region, 8%; Spain/Portugal, 13%; and Italy, 52%. These direct sales markets are expected to continue to be important contributors to the region’s growth. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase.

The U.K. market benefited from sales growth of the 1001 brand. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac. The sales growth in France was the result of the continued introduction of the WD-40 Smart Straw as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of the impact of the change in foreign currency exchange rates. Sales in Spain/Portugal were up due to the continued development of the WD-40 Smart Straw and the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued launch of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 30% in the second quarter of fiscal year 2007 versus the second quarter of fiscal year 2006. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 28% of the total Europe segment sales in the current fiscal year second quarter, up from 26% in the prior fiscal year second quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

	Three Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$5,089	$4,811	$278	6%
Household products	700	471	229	49%
Hand cleaners	250	276	(26)	(9)%

Sub-total	$6,039	$5,558	$481	9%

% of consolidated	8%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the second quarter of fiscal year 2007 were $6.0 million, up $0.5 million, or 9%, compared to the second quarter of fiscal year 2006. Changes in foreign currency exchange rates compared to the prior fiscal year second quarter did not significantly impact the current fiscal year second quarter sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $5.9 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2007 sales by approximately $0.1 million, or 2%. Asia-Pacific sales primarily benefited from increased lubricant sales in both Asia and Australia and increased No Vac sales in Australia.

Sales in Australia were up 19% in the current fiscal year second quarter as compared to the prior fiscal year second quarter due to sales growth of No Vac as a result of new product introductions and increased distribution. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 4% in the current fiscal year second quarter as compared to the prior fiscal year second quarter primarily due to increased WD-40 sales to customers in China as a result of increased promotional activity. Sales across other parts of the Asian region were also up, including in Korea, Malaysia and the Philippines. This region represents long-term growth potential for the Company.

While the Company has historically sold to Asia through third party marketing distributors, to help accelerate the growth in this region, the Company has begun direct operations in China in the current fiscal year.

Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006

Net Sales

	Six Months Ended February 28,
Net Sales by Segment
(in thousands)	2007	2006	$ Change	% Change
Americas	$94,086	$91,733	$2,353	3%
Europe	46,236	37,394	8,842	24%
Asia-Pacific	10,965	9,568	1,397	15%

Total net sales	$151,287	$138,695	$12,592	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of the Company’s sales. The current fiscal year six-month results translated at last fiscal year’s period exchange rates would have produced sales of $147.0 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2007 by $4.3 million, or 3%.

	Six Months Ended February 28,
Net Sales by Product Line
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$105,649	$91,492	$14,157	15%
Household products	42,720	43,970	(1,250)	(3)%
Hand cleaners	2,918	3,233	(315)	(10)%

Total net sales	$151,287	$138,695	$12,592	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $73.5 million, or 48.6% of sales for the six months ended February 28, 2007, compared to $66.6 million, or 48.0% of sales in the comparable period last fiscal year. The rise in the gross margin percentage was primarily attributable to price increases on some of the Company’s products that were implemented during the third quarter of the prior fiscal year to reduce the impact of rising costs of products, which continue to negatively affect gross margins in all of the Company’s regions. The increase in pricing of certain products worldwide added approximately 2.0% to gross margin percentage in the first six months of the current fiscal year compared to the same prior fiscal year period. This benefit was partially offset by the continued increase in cost of products. The rising costs of products have been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

Although the price increases helped reduce the current effect of rising costs on gross margin percentage, further rises in the cost of products could offset the benefits of the price increases. In addition to these price increases, the Company is also examining supply chain cost savings initiatives through a cost reduction team in an effort to further reduce the impact of increased costs on gross margin percentage. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

A decrease in advertising and promotional and other discounts, which are recorded as a reduction to sales, also contributed 0.4% to the rise in gross margin percentage. The decrease in discounts resulted from both timing and reductions in advertising and promotional activities, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the six months ended February 28, 2007 increased to $38.8 million, or 25.6% of sales, from $33.6 million, or 24.2% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, miscellaneous expenses, freight costs, bad debt expense and the impact of foreign currency translation. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $1.9 million versus the same prior fiscal year period as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. Miscellaneous expenses increased $1.5 million, which included increased commissions, travel costs and legal expenses. Freight costs increased $0.5 million due to sales growth and increased fuel surcharges. Bad debt expense increased $0.3 million as the same prior fiscal year period expense reflected the benefit of bad debt recoveries. Also contributing to the increase in SG&A was $1.0 million related to increased foreign currency exchange rates. SG&A expenses for the six months ended February 28, 2007 translated at last fiscal year’s exchange rates would have produced total SG&A expenses of $37.8 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs were $1.6 million in each of the first six months of the current fiscal year and the prior fiscal year. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $10.7 million for the first six months of fiscal year 2007, up from $8.2 million for the same period last fiscal year, and as a percentage of sales, increased to 7.1% for the current fiscal year period from 5.9% in the comparable prior fiscal year period. The increase is related to the timing of investment in advertising activities in the first six months of the current fiscal year compared to the first six months of the prior fiscal year. In the first half of the current fiscal year, the Company increased its consumer broadcast and print media advertising to support new products. In the same prior fiscal year period, the Company had lower levels of marketing investment, as the Company did not begin its consumer broadcast advertising until the second quarter. Investment in global advertising and sales promotion expenses for fiscal year 2007 is expected to be in the range of 6.5% to 8.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the first six months of fiscal year 2007, the total promotional costs recorded as reductions to sales were $7.7 million versus $7.4 million in the first six months of fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $18.4 million and $15.6 million in the first six months of fiscal years 2007 and 2006, respectively.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $287,000 in the first six months of fiscal year 2007, compared to $262,000 in the same prior fiscal year period. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $23.7 million, or 15.7% of sales for the first six months of fiscal year 2007, compared to $24.5 million, or 17.7% of sales for the same six-month period in fiscal year 2006. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.3 million compared to $1.9 million during the six months ended February 28, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2006 and October 2005.

Other Expense / Income, net

Other expense, net was $185,000 during the first six months of fiscal year 2007, compared to other income, net of $223,000 in the same prior fiscal year period, a decrease of $408,000, which was due to foreign currency exchange losses.

Provision for Income Taxes

The provision for income taxes was 34.2% of income before income taxes for the six months ended February 28, 2007, a decrease from 35.6% for the same prior fiscal year period. The decrease in tax rate was primarily due to favorable rulings on foreign tax matters, the renewed federal research and experimentation credit, the benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004 and the tax benefit of municipal bond interest. The decrease in tax rate was partially offset by the impact of reduced low income housing credits and the phase out of the extraterritorial income (ETI) deduction.

Net Income

Net income was $14.6 million, or $0.85 per common share on a fully diluted basis for the six months ended February 28, 2007, compared to $14.7 million, or $0.88 per common share for the six months ended February 28, 2006. The change in foreign currency exchange rates period over period had a positive impact of $0.5 million on net income for the first six months of fiscal year 2007. Current fiscal year six-month results translated at last fiscal year’s period foreign currency exchange rates would have produced net income of $14.1 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year six-month periods.

Americas

	Six Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$55,783	$50,245	$5,538	11%
Household products	35,923	38,845	(2,922)	(8)%
Hand cleaners	2,380	2,643	(263)	(10)%

Sub-total	$94,086	$91,733	$2,353	3%

% of consolidated	62%	66%

Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $93.9 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2007 by approximately $0.2 million.

The increase in lubricant sales in the Americas during the first six months of the current fiscal year compared to the same prior fiscal year period was the result of WD-40 sales growth across the region, as WD-40 sales in the U.S., Latin America and Canada increased by 14%, 9% and 12%, respectively. The WD-40 sales increase in the U.S. was the result of increased promotional activity. Growth in Latin America was primarily due to new distribution and increased promotional activity. Growth in Canada was due to promotional activities with key customers and the continued launch of the WD-40 Smart Straw. Price increases implemented on certain products during the prior fiscal year third quarter also contributed to the overall lubricant sales growth in the Americas in the first six months of the current fiscal year.

Household product sales in the first six months of fiscal year 2007 were down $2.9 million, or 8%, compared to the first six months of fiscal year 2006 due to declines in the U.S. Sales in the U.S. decreased by $3.0 million, or 8%, due to decreased sales of Spot Shot, Carpet Fresh, X-14 and 2000 Flushes. These declines were the result of several factors, including temporarily lost or decreased distribution compared to the first six months of fiscal year 2006 and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales declined 3% in the U.S. during the first six months of the current fiscal year as compared to the same prior fiscal year period due to reduced sales to a key customer and reduced promotional activity. During the first quarter of the current fiscal year, a key customer temporarily replaced Spot Shot with seasonal items, which had not occurred in the prior fiscal year first quarter. The Company regained distribution with this customer during the second quarter of the current fiscal year. Additionally, certain promotional activity during the first six months of the prior fiscal year was not repeated in the first six months of the current fiscal year. The Company has committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand.

Sales of Carpet Fresh in the U.S. declined 4% in the first six months of the current fiscal year as compared to the same prior fiscal year period due to decreased sales to some smaller customers as a result of competitor activities. This decline was partially offset by expanded distribution with a key customer during the second quarter of the current fiscal year. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand, including packaging enhancements that were introduced during the current fiscal year second quarter.

U.S. sales of the X-14 hard surface cleaners decreased 20% in the first six months of the current fiscal year versus the same prior fiscal year period due primarily to lost distribution. In an effort to offset these losses and generate growth for the brand, the Company is renovating the X-14 brand through repositioning and repackaging to better communicate and deliver product appeal. This repositioning and repackaging launched during the second quarter of fiscal year 2007.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 11% in the first six months of the current fiscal year compared to the first six months of the prior fiscal year due to reduced distribution with a key customer. The decrease in U.S. sales of automatic toilet bowl cleaners was partially offset by a 20% increase in Canada. The increase in Canada was the result of increased promotional activity as well as regained distribution with a key customer. Overall, sales in the toilet bowl cleaning category have declined in the grocery trade channel.

To address the challenges and opportunities that exist within the competitive environments of the household products categories, the Company continues to focus on innovation and renovation through product, packaging and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 10% in the first six months of the current fiscal year compared to the same prior fiscal year period as a result of decreased promotional activity. Although sales of heavy-duty hand cleaners decreased, distribution remains consistent through the grocery trade and other classes of trade.

For the Americas, 85% of sales came from the U.S., and 15% came from Canada and Latin America in each of the first six months of fiscal years 2007 and 2006, respectively.

Europe

	Six Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$40,722	$33,154	$7,568	23%
Household products	5,514	4,240	1,274	30%
Hand cleaners	—	—	—	—

Sub-total	$46,236	$37,394	$8,842	24%

% of consolidated	31%	27%

For the six months ended February 28, 2007, sales in Europe grew to $46.2 million, up $8.8 million, or 24%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $42.3 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the current fiscal year-to-date sales by approximately $3.9 million, or 9%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 19% in the first six months of the current fiscal year versus the same period last fiscal year. Sales from these countries also accounted for 69% of the region’s sales in the first six months of the current fiscal year, down from 71% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year’s first six months are as follows: the U.K., 12%; France, 25%; the German sales region, 30%; Spain/Portugal, 13%; and Italy, 34%. These direct sales markets are expected to continue to be important contributors to the region’s growth. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase.

The U.K. market benefited from sales growth of the 1001 brand and 3-IN-ONE. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac. The increase in 3-IN-ONE sales was due to the increased distribution of the 3-IN-ONE Professional line of products. The sales growth in France was the result of the continued introduction of the WD-40 Smart Straw as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased awareness and penetration of the WD-40 brand, the continued introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the continued development of the WD-40 Smart Straw. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued launch of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 34% in the first six months of fiscal year 2007 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 31% of the total Europe segment sales in the first six months of the current fiscal year, up from 29% in the same prior fiscal year period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

	Six Months Ended February 28,
Net Sales
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$9,144	$8,093	$1,051	13%
Household products	1,283	885	398	45%
Hand cleaners	538	590	(52)	(9)%

Sub-total	$10,965	$9,568	$1,397	15%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first six months of fiscal year 2007 were $11.0 million, up $1.4 million, or 15%, compared to the first six months of fiscal year 2006. Changes in foreign currency exchange rates compared to the prior fiscal year period did not impact the current fiscal year period sales. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia and increased No Vac sales in Australia.

Sales in Australia were up 17% in the first six months of the current fiscal year as compared to the same prior fiscal year period due to sales growth of No Vac as a result of new product introductions and increased distribution. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 13% in the first six months of the current fiscal year as compared to the first six months of the prior fiscal year primarily due to increased WD-40 sales to customers in China as a result of increased promotional activity. Sales across other parts of the Asian region were also up, including in Indonesia, Malaysia, the Philippines, Taiwan, Singapore, Hong Kong and Thailand. This region represents long-term growth potential for the Company.

While the Company has historically sold to Asia through third party marketing distributors, to help accelerate the growth in this region, the Company has begun direct operations in China in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended February 28, 2007, cash and cash equivalents increased by $1.4 million, from $45.2 million at the end of fiscal year 2006 to $46.6 million at February 28, 2007. Operating cash flow of $18.9 million was offset by cash used in investing activities of $1.0 million and cash used in financing activities of $16.6 million.

Current assets increased by $6.0 million to $121.6 million at February 28, 2007, up from $115.5 million at August 31, 2006. Accounts receivable increased to $49.7 million, up $5.2 million from $44.5 million at August 31, 2006, as a result of the timing of sales. Product held at contract packagers increased to $1.9 million, up from $1.4 million at August 31, 2006 due to timing. Inventory decreased to $15.0 million, down by $0.3 million from $15.3 million at August 31, 2006. Other current assets decreased by $0.9 million to $4.0 million at February 28, 2007, down from $4.9 million at August 31, 2006 due to the timing of prepaid expenses.

Current liabilities were $48.0 million at February 28, 2007, up from $43.7 million at August 31, 2006. Accounts payable and accrued liabilities increased by $8.1 million due to timing of payments and higher sales levels in January and February of fiscal year 2007 compared to July and August of fiscal year 2006. Accrued payroll and related expenses were down $3.7 million primarily due to decreased bonus accrual. At February 28, 2007, the accrued bonus balance included only six months of accrual compared to twelve months of accrual as of August 31, 2006. Accrued payroll and related expenses were also down due to decreased profit sharing accrual. At February 28, 2007, the accrued profit sharing balance included only two months of accrual compared to eight months of accrual at August 31, 2007, as the Company’s profit sharing plan is based on a calendar year.

At February 28, 2007, working capital increased to $73.5 million, up $1.7 million from $71.9 million at the end of fiscal year 2006. The current ratio was 2.5 at February 28, 2007, down from 2.6 at August 31, 2006.

Net cash provided by operating activities for the six months ended February 28, 2007 was $18.9 million. This amount consisted of $14.6 million from net income with an additional $3.8 million of adjustments for non-cash items, including depreciation and amortization, losses on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity earnings from VML Company L.L.C. (VML) and stock-based compensation along with $0.5 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first six months of fiscal year 2007 was $1.0 million. The Company purchased and sold $99.6 million of short-term investments, which consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $1.2 million were primarily in the areas of computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2007, the Company expects to spend approximately $3.0 million to $4.0 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

For the first six months of fiscal year 2007, net cash used in financing activities included a $10.7 million principal payment on debt in October 2006 and $8.0 million of dividend payments, partially offset by $2.0 million in proceeds from the exercise of common stock options and $0.1 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the second principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due in October in each of the following five years.

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

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35 million of the Company’s outstanding shares. As a result of the share buy-back plan, the Company’s debt covenants related to its fixed-rate term loan have been revised. Previously, the aggregate payments for dividends and share repurchases by the Company were limited to $7.5 million, plus 75% of consolidated net income for each quarter beginning in fiscal year 2002. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each quarter beginning March 1, 2007.

On March 27, 2007, the Company’s Board of Directors also declared a cash dividend of $0.25 per share payable on April 30, 2007 to shareholders of record on April 16, 2007. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “ Fair Value Measurements.” Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on the Company’s consolidated results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating SFAS No. 157 to determine the impact, if any, on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations, financial condition and liquidity.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $30,000 for the three months ended February 28, 2007 and equity losses of $150,000 for the three months ended February 28, 2006. For the six months ended February 28, 2007, the Company recorded equity earnings related to its investment in VML of $36,000. For the six months ended February 28, 2006, the Company recorded equity losses related to its investment in VML of $96,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 28, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $4.6 million and $9.7 million during the three months ended February 28, 2007 and 2006, respectively, and $9.8 million and $20.4 million for the six months ended February 28, 2007 and 2006, respectively. The Company had product payables to VML of $0.9 million and $0.5 million at February 28, 2007 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $48,000 during each of the three months ended February 28, 2007 and 2006, and $95,000 during each of the six months ended February 28, 2007 and 2006.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2007, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

During the quarter ended February 28, 2007, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Shareholders Meeting on December 12, 2006, the following matters were voted upon and approved by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	Election of Directors.
	John C. Adams, Jr.	15,886,777	66,752
	Giles H. Bateman	15,876,417	77,112
	Peter D. Bewley	15,882,316	71,213
	Richard A. Collato	15,875,407	78,122
	Mario L. Crivello	15,850,475	103,054
	Linda A. Lang	15,876,926	76,603
	Gary L. Luick	15,865,202	88,327
	Kenneth E. Olson	15,868,892	84,637
	Garry O. Ridge	15,879,018	74,511
	Neal E. Schmale	15,878,136	75,393

		Number of Shares
		Voted For	Voted Against	Abstain
2.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2007	15,849,806	38,330	65,393

ITEM 6.	Exhibits

Exhibit No.	Description

3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-Q filed January 14, 2000, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

10(a)	Amended Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2007	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)