Form 10-Q
period 2007-05-31
WD 40 CO
filed 2007-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 29, 2007, 17,242,436 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	May 31, 2007	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$65,982,000	$45,206,000
Trade accounts receivable, less allowance for doubtful accounts of $715,000 and $762,000	45,474,000	44,491,000
Product held at contract packagers	2,059,000	1,385,000
Inventories	15,061,000	15,269,000
Current deferred tax assets, net	4,218,000	4,331,000
Other current assets	3,079,000	4,858,000

Total current assets	135,873,000	115,540,000

Property, plant and equipment, net	8,551,000	8,940,000
Goodwill	96,316,000	96,118,000
Other intangibles, net	42,565,000	42,722,000
Investment in related party	971,000	972,000
Other assets	3,912,000	4,183,000

	$288,188,000	$268,475,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	17,974,000	11,287,000
Accounts payable to related party	1,183,000	463,000
Accrued liabilities	14,539,000	11,678,000
Accrued payroll and related expenses	5,505,000	7,485,000
Income taxes payable	1,515,000	2,040,000

Total current liabilities	51,430,000	43,667,000

Long-term debt	42,857,000	53,571,000
Deferred employee benefits and other long-term liabilities	2,057,000	1,895,000
Long-term deferred tax liabilities, net	15,304,000	13,611,000

Total liabilities	111,648,000	112,744,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,775,634 and 17,510,668 shares issued	18,000	17,000
Paid-in capital	71,418,000	62,322,000
Retained earnings	113,313,000	103,335,000
Accumulated other comprehensive income	6,817,000	5,083,000
Common stock held in treasury, at cost (534,698 shares)	(15,026,000)	(15,026,000)

Total shareholders’ equity	176,540,000	155,731,000

	$288,188,000	$268,475,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net sales	$77,581,000	$73,052,000	$228,868,000	$211,747,000
Cost of products sold (including cost of products acquired from related party of $4,481,000 and $10,775,000 for the three months ended May 31, 2007 and 2006, respectively; and $14,276,000 and $31,221,000 for the nine months ended May 31, 2007 and 2006, respectively)	40,714,000	37,633,000	118,490,000	109,738,000

Gross profit	36,867,000	35,419,000	110,378,000	102,009,000

Operating expenses:
Selling, general and administrative	20,215,000	18,356,000	59,006,000	51,980,000
Advertising and sales promotion	5,173,000	5,923,000	15,876,000	14,097,000
Amortization of intangible asset	147,000	132,000	434,000	394,000

Income from operations	11,332,000	11,008,000	35,062,000	35,538,000

Other (expense) income:
Interest expense, net of interest income of $568,000 and $249,000 for the three months ended May 31, 2007 and 2006, respectively; and $1,405,000 and $923,000 for the nine months ended May 31, 2007 and 2006, respectively	(401,000)	(953,000)	(1,695,000)	(2,811,000)
Other income, net	333,000	181,000	148,000	404,000

Income before income taxes	11,264,000	10,236,000	33,515,000	33,131,000
Provision for income taxes	3,620,000	3,190,000	11,238,000	11,341,000

Net income	$7,644,000	$7,046,000	$22,277,000	$21,790,000

Earnings per common share:
Basic	$0.45	$0.42	$1.31	$1.30

Diluted	$0.44	$0.42	$1.29	$1.29

Weighted average common shares outstanding, basic	17,144,254	16,829,760	17,070,228	16,745,433

Weighted average common shares outstanding, diluted	17,328,473	16,969,770	17,267,763	16,857,735

Dividends declared per share	$0.25	$0.22	$0.72	$0.66

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net income	$22,277,000	$21,790,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,742,000	2,571,000
Gains on sales and disposals of property and equipment	(17,000)	(24,000)
Deferred income tax expense	1,622,000	(437,000)
Excess tax benefits from exercise of stock options	(436,000)	(321,000)
Distributions received and equity (earnings) losses from related party, net	1,000	219,000
Stock-based compensation	1,502,000	1,396,000
Changes in assets and liabilities:
Trade accounts receivable	21,000	5,283,000
Product held at contract packagers	(674,000)	326,000
Inventories	449,000	(7,029,000)
Other assets	1,769,000	3,623,000
Accounts payable and accrued expenses	7,222,000	(2,288,000)
Accounts payable to related party	720,000	(1,231,000)
Income taxes payable	83,000	2,141,000
Deferred employee benefits and other long-term liabilities	82,000	78,000

Net cash provided by operating activities	37,363,000	26,097,000

Cash flows from investing activities:
Purchases of short-term investments	(171,625,000)	(20,300,000)
Sales of short-term investments	171,625,000	—
Proceeds from collections on note receivable	25,000	50,000
Capital expenditures	(1,628,000)	(2,446,000)
Proceeds from sales of property and equipment	233,000	210,000

Net cash used in investing activities	(1,370,000)	(22,486,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)
Proceeds from issuance of common stock	7,086,000	4,755,000
Excess tax benefits from exercise of stock options	436,000	321,000
Dividends paid	(12,299,000)	(11,043,000)

Net cash used in financing activities	(15,491,000)	(16,681,000)

Effect of exchange rate changes on cash and cash equivalents	274,000	328,000

Increase (decrease) in cash and cash equivalents	20,776,000	(12,742,000)
Cash and cash equivalents at beginning of period	45,206,000	37,120,000

Cash and cash equivalents at end of period	$65,982,000	$24,378,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net income	$7,644,000	$7,046,000	$22,277,000	$21,790,000

Other comprehensive income:
Equity adjustment from foreign currency translation, net of tax provision of $143,000 and $464,000 for the three months ended May 31, 2007 and 2006, respectively; and $28,000 and $300,000 for the nine months ended May 31, 2007 and 2006, respectively	529,000	1,935,000	1,734,000	1,458,000

Total comprehensive income	$8,173,000	$8,981,000	$24,011,000	$23,248,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2007

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

Short-term Investments

Periodically, the Company invests in short-term investments. These short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. For the first nine months of fiscal year 2007, the Company has purchased and sold $171.6 million of short-term investments. As of May 31, 2007 and August 31, 2006, the Company did not carry any short-term investments.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 8 percent and 9 percent of the Company’s consolidated net sales during the three months ended May 31, 2007 and 2006, respectively, and 9 percent and 8 percent of the Company’s consolidated net sales during the nine months ended May 31, 2007 and 2006, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent and 5 percent during the three-month periods ended May 31, 2007 and 2006, respectively, and 4 percent during each of the nine-month periods ended May 31, 2007 and 2006.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended May 31, 2007 and 2006.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	17,144,254	16,829,760	17,070,228	16,745,433
Weighted average dilutive securities	184,219	140,010	197,535	112,302

Weighted average common shares outstanding, diluted	17,328,473	16,969,770	17,267,763	16,857,735

Weighted average options outstanding totaling 280,500 and 111,246 for the three months ended May 31, 2007 and 2006, respectively, and 231,960 and 473,342 for the nine months ended May 31, 2007 and 2006, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally, weighted average options outstanding totaling 212,196 and 264,780 for the three and nine months ended May 31, 2006, respectively, were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options. For each of the three- and nine-month periods ended May 31, 2007, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations and financial condition.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Intangible assets with definite lives are amortized over their useful lives and are also evaluated each reporting period to determine whether events and circumstances continue to support their remaining useful lives.

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2007 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$85,667,000	$9,239,000	$1,212,000	$96,118,000
Translation adjustments	28,000	169,000	1,000	198,000

Balance as of May 31, 2007	$85,695,000	$9,408,000	$1,213,000	$96,316,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in the carrying amounts of indefinite-lived intangibles by segment for the nine months ended May 31, 2007 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$35,700,000	$3,862,000	$—	$39,562,000
Translation adjustments	—	156,000	—	156,000

Balance as of May 31, 2007	$35,700,000	$4,018,000	$—	$39,718,000

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

	As of May 31, 2007	As of August 31, 2006
Gross carrying amount	$4,712,000	$4,528,000
Accumulated amortization	(1,865,000)	(1,368,000)

Net carrying amount	$2,847,000	$3,160,000

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Amortization expense	$147,000	$132,000	$434,000	$394,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2007	$147,000
Fiscal year 2008	589,000
Fiscal year 2009	589,000
Fiscal year 2010	589,000
Fiscal year 2011	589,000
Thereafter	344,000

$2,847,000

Changes in the carrying amounts of definite-lived intangibles by segment for the nine months ended May 31, 2007 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$—	$3,160,000	$—	$3,160,000
Amortization	—	(434,000)	—	(434,000)
Translation adjustments	—	121,000	—	121,000

Balance as of May 31, 2007	$—	$2,847,000	$—	$2,847,000

NOTE 3 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of May 31, 2007	As of August 31, 2006
Inventories
Raw materials and components	$1,632,000	$1,110,000
Work-in-process	1,686,000	2,196,000
Finished goods	11,743,000	11,963,000

	$15,061,000	$15,269,000

Other Current Assets
Prepaid expenses and other	$3,049,000	$4,229,000
Federal income taxes receivable	30,000	629,000

	$3,079,000	$4,858,000

Property, Plant and Equipment, net
Land	$593,000	$583,000
Buildings and improvements	4,363,000	4,196,000
Furniture and fixtures	1,167,000	1,090,000
Computer and office equipment	3,989,000	3,513,000
Software	3,508,000	3,207,000
Machinery, equipment and vehicles	7,439,000	7,135,000

	21,059,000	19,724,000
Less: accumulated depreciation	(12,508,000)	(10,784,000)

	$8,551,000	$8,940,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,555,000	$6,854,000
Other	6,984,000	4,824,000

	$14,539,000	$11,678,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

	As of May 31 , 2007	As of August 31, 2006
Accrued Payroll and Related Expenses
Accrued bonus	$1,979,000	$3,928,000
Accrued profit sharing	942,000	1,404,000
Accrued payroll	1,599,000	1,141,000
Accrued payroll taxes	791,000	779,000
Other	194,000	233,000

	$5,505,000	$7,485,000

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $1,000 and $51,000 for the three months ended May 31, 2007 and 2006, respectively. For the nine months ended May 31, 2007, the Company recorded equity earnings related to its investment in VML of $35,000. For the nine months ended May 31, 2006, the Company recorded equity losses related to its investment in VML of $147,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of May 31, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $4.5 million and $10.8 million during the three months ended May 31, 2007 and 2006, respectively, and $14.3 million and $31.2 million for the nine months ended May 31, 2007 and 2006, respectively. The Company had product payables to VML of $1.2 million and $0.5 million at May 31, 2007 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net. Rental income from VML was $48,000 during each of the three months ended May 31, 2007 and 2006, and $143,000 during each of the nine months ended May 31, 2007 and 2006.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2007.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory. From time to time, the Company has purchased obsolete or slow-moving inventory under these commitments, the amounts of which have not had a material impact on the Company’s results of operations.

Additionally, the Company periodically enters into purchase commitments with suppliers for products under development. During the current fiscal year, the Company entered into a new agreement to purchase finished goods of approximately $0.7 million.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of May 31, 2007.

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

The tables below present information about reportable segments and net sales by product line for the three and nine months ended May 31:

Three Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2007
Net sales	$45,985,000	$25,380,000	$6,216,000	$77,581,000
Income from operations	$5,854,000	$4,509,000	$969,000	$11,332,000
Depreciation and amortization expense	$532,000	$345,000	$45,000	$922,000
Interest income	$401,000	$158,000	$9,000	$568,000
Interest expense	$965,000	$—	$4,000	$969,000
Total assets	$219,317,000	$61,497,000	$7,374,000	$288,188,000

2006
Net sales	$47,162,000	$20,589,000	$5,301,000	$73,052,000
Income from operations	$7,319,000	$2,711,000	$978,000	$11,008,000
Depreciation and amortization expense	$537,000	$309,000	$26,000	$872,000
Interest income	$193,000	$52,000	$4,000	$249,000
Interest expense	$1,202,000	$—	$—	$1,202,000
Total assets	$205,469,000	$52,075,000	$5,140,000	$262,684,000

Nine Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2007
Net sales	$140,071,000	$71,616,000	$17,181,000	$228,868,000
Income from operations	$19,047,000	$13,707,000	$2,308,000	$35,062,000
Depreciation and amortization expense	$1,614,000	$1,018,000	$110,000	$2,742,000
Interest income	$1,001,000	$381,000	$23,000	$1,405,000
Interest expense	$3,090,000	$—	$10,000	$3,100,000
Total assets	$219,317,000	$61,497,000	$7,374,000	$288,188,000

2006
Net sales	$138,895,000	$57,983,000	$14,869,000	$211,747,000
Income from operations	$23,016,000	$9,472,000	$3,050,000	$35,538,000
Depreciation and amortization expense	$1,581,000	$920,000	$70,000	$2,571,000
Interest income	$757,000	$153,000	$13,000	$923,000
Interest expense	$3,734,000	$—	$—	$3,734,000
Total assets	$205,469,000	$52,075,000	$5,140,000	$262,684,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Product Line Information

	Net Sales
Three Months Ended	May 31, 2007	May 31, 2006
Lubricants	$56,545,000	$48,807,000
Household products	19,367,000	22,760,000
Hand cleaners	1,669,000	1,485,000

	$77,581,000	$73,052,000

	Net Sales
Nine Months Ended	May 31, 2007	May 31, 2006
Lubricants	$162,194,000	$140,299,000
Household products	62,087,000	66,730,000
Hand cleaners	4,587,000	4,718,000

	$228,868,000	$211,747,000

NOTE 7 - STOCK REPURCHASE PLAN

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35 million of the Company’s outstanding shares. As a result of the share buy-back plan, the Company’s debt covenants related to its fixed-rate term loan have been revised. Previously, the aggregate payments for dividends and share repurchases by the Company were limited to $7.5 million, plus 75% of consolidated net income for each quarter beginning in fiscal year 2002. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each quarter beginning March 1, 2007. During the third quarter of fiscal year 2007, the Company did not purchase any shares under the share buy-back plan.

NOTE 8 - SUBSEQUENT EVENTS

On June 26, 2007, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 31, 2007 to shareholders of record on July 17, 2007.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2007	2006	% Change	2007	2006	% Change
Net sales	$77,581	$73,052	6%	$228,868	$211,747	8%
Gross profit	$36,867	$35,419	4%	$110,378	$102,009	8%
Income from operations	$11,332	$11,008	3%	$35,062	$35,538	(1)%
Net income	$7,644	$7,046	8%	$22,277	$21,790	2%
Earnings per common share (diluted)	$0.44	$0.42	6%	$1.29	$1.29	0%

HIGHLIGHTS

•

In the third quarter, sales in Europe and Asia-Pacific increased 23% and 17%, respectively, compared to the prior fiscal year third quarter. Sales in the Americas decreased 2% compared to the prior fiscal year third quarter. For the nine months ended May 31, 2007, sales in the Americas, Europe and Asia-Pacific increased 1%, 24% and 16%, respectively, compared to the same prior fiscal year period.

•

In the third quarter, lubricant sales were up 16%, household product sales were down 15%, and hand cleaner sales were up 12%. For the nine months ended May 31, 2007, lubricant sales were up 16%, household product sales were down 7%, and hand cleaner sales were down 3%.

•

Changes in foreign currency exchange rates contributed to the increase in our sales as well as the increase in our expenses. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $74.7 million and net income of $7.3 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the third quarter of fiscal year 2007 by $2.9 million and $0.3 million, respectively. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $221.7 million and net income of $21.4 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the first nine months of fiscal year 2007 by $7.2 million and $0.9 million, respectively.

•

The categories where the Company’s household products compete are very competitive by nature. For the three and nine months ended May 31, 2007, sales of the Company’s household products in the U.S. were down 20% and 12%, respectively, versus the same prior fiscal year periods as a result of temporary decreases in distribution, lost distribution, category declines, promotional timing and customer purchasing patterns.

•

We continue to be concerned about rising costs of components and raw materials during fiscal year 2007. We began to incur increased costs during fiscal year 2004 and have continued to see further cost increases. To combat these cost increases, the Company has created a cost reduction team to focus on cost saving initiatives as well as supply chain opportunities. In addition, the Company implemented price increases on certain products during the third quarter of fiscal years 2006 and 2005.

•

We continue to be focused and committed to new product development under our brand names. We see innovation and renovation as an important factor to the success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations and renovations.

•

Advertising and sales promotion expenses were up 13% during the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year. Advertising and sales promotion expenses were up due to increased consumer broadcast and print media advertising in the U.S., Canada and Australia to support the Company’s new and existing products. The Company expects its investment in global advertising and sales promotion expenses to be in the range of 6.5% to 7.5% of net sales for fiscal year 2007.

•

Selling, general and administrative (SG&A) expenses were up 14% during the first nine months of fiscal year 2007 compared to the first nine months of the prior fiscal year due to increased employee-related costs, legal expenses, commissions, freight costs, bad debt expense and the impact of foreign currency exchange rate changes.

•

During the current fiscal year 2007, the Company has begun direct operations in China. For the nine months ended May 31, 2007, SG&A costs related to the direct operations in China totaled $0.9 million.

RESULTS OF OPERATIONS

Third Quarter of Fiscal Year 2007 Compared to Third Quarter of Fiscal Year 2006

Net Sales

Net Sales by Segment	Three Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Americas	$45,985	$47,162	$(1,177)	(2)%
Europe	25,380	20,589	4,791	23%
Asia-Pacific	6,216	5,301	915	17%

Total net sales	$77,581	$73,052	$4,529	6%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in the Company’s sales. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $74.7 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2007 sales by $2.9 million, or 4%.

Net Sales by Product Line	Three Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$56,545	$48,807	$7,738	16%
Household products	19,367	22,760	(3,393)	(15)%
Hand cleaners	1,669	1,485	184	12%

Total net sales	$77,581	$73,052	$4,529	6%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $36.9 million, or 47.5% of sales in the third quarter of fiscal year 2007, compared to $35.4 million, or 48.5% of sales in the third quarter of fiscal year 2006. The decrease in gross margin percentage was attributable to an increase in costs of products sold and a change in product mix. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. The mix of products sold in the current fiscal year period included an increased amount of higher cost promotional offerings. The increase in costs of products sold negatively affected gross margins in all of the Company’s regions. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

The increase in pricing of certain products worldwide, which occurred during last fiscal year’s third quarter, partially offset the rise in costs of products and added approximately 1.0% to gross margin percentage in the current fiscal year third quarter compared to the prior fiscal year third quarter. Although the price increases helped to mitigate the impact of rising costs on gross margin percentage, the benefit from the price increases was offset by the continued cost increases, as well as changes in product mix. In an effort to further reduce the impact of increased costs on gross margin percentage, the Company has begun to implement several cost savings projects. These projects have been identified by a cost reduction team that is focused on gross margin improvement, which includes supply chain cost savings initiatives. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

The rise in costs of products was also partially offset by a decrease in advertising and promotional and other discounts, which are recorded as a reduction to sales. The decrease in advertising and promotional and other discounts positively impacted gross margin percentage by 0.8%. The decrease in discounts resulted from both timing and reductions in advertising and promotional activities, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal year 2007 increased to $20.2 million, or 26.1% of sales, from $18.4 million, or 25.1% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, miscellaneous expenses and the impact of foreign currency translation. Certain employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.8 million versus the prior fiscal year third quarter as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. The increase in the above employee-related costs was partially offset by a $0.5 million decrease in bonus expense as several regions exceeded profit and performance expectations in the prior fiscal year period, which resulted in a higher prior fiscal year bonus expense. Miscellaneous expenses increased $0.8 million, which included increased commissions, legal expenses, freight costs, meeting expenses and travel costs. Also contributing to the increase in SG&A was $0.7 million related to foreign currency exchange rates. The current fiscal year third quarter SG&A expenses translated at last fiscal year’s third quarter exchange rates would have produced total SG&A expenses of $19.5 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs were $0.9 million during each of the three months ended May 31, 2007 and 2006. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $5.2 million for the third quarter of fiscal year 2007, down from $5.9 million for the third quarter of fiscal year 2006 and, as a percentage of sales, decreased to 6.7% in the third quarter of fiscal year 2007 from 8.1% in the third quarter of fiscal year 2006. The decrease is related to the timing of investment in advertising activities in the current fiscal year third quarter compared to the prior fiscal year third quarter. In the current fiscal year third quarter, the Company had lower levels of media investment, as the Company concentrated its consumer broadcast and print media advertising to support new products during the first half of the fiscal year. In the prior fiscal year, media investment was concentrated during the second half of the fiscal year as the Company did not begin its consumer broadcast advertising until late into the second quarter. Investment in global advertising and sales promotion expenses for fiscal year 2007 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the third quarter of fiscal year 2007, the total promotional costs recorded as reductions to sales were $4.8 million versus $4.4 million in the third quarter of fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $10.0 million in the current fiscal year third quarter versus $10.3 million in the prior fiscal year third quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $147,000 in the third quarter of fiscal year 2007, compared to $132,000 in last fiscal year’s third quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $11.3 million, or 14.6% of sales in the third quarter of fiscal year 2007, compared to $11.0 million, or 15.1% of sales in the third quarter of fiscal year 2006. The change in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.4 million compared to $1.0 million for the quarters ended May 31, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2006, as well as to increased interest income resulting from higher cash balances versus the prior fiscal year third quarter.

Other Income, net

Other income, net was $333,000 during the third quarter of fiscal year 2007, compared to $181,000 in the prior fiscal year third quarter, an increase of $152,000, which was due to foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 32.1% of income before income taxes for the third quarter of fiscal 2007, an increase from 31.2%

in the prior fiscal year third quarter. Both the current fiscal year and prior fiscal year third quarters reflect the impact of one-time tax benefits. In the prior fiscal year third quarter, the Company recognized the year-to-date impact of tax benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004, as well as the year-to-date benefit of the deductibility of stock-based compensation expense related to some of the Company’s stock options granted to non-U.S. taxpayers. In the current fiscal year third quarter, the Company recognized tax benefits of approximately $0.4 million that related to the expiration of statutes of limitations.

As a result of one-time tax benefits recognized in the current fiscal year third quarter, the tax rate of 32.1% is not an indication of future effective tax rates.

Net Income

Net income was $7.6 million, or $0.44 per common share on a fully diluted basis for the third quarter of fiscal year 2007, compared to $7.0 million, or $0.42 per common share for the third quarter of fiscal year 2006. The change in foreign currency exchange rates period over period had a positive impact of $0.3 million on third quarter fiscal year 2007 net income. Current fiscal year third quarter results translated at last fiscal year’s third quarter foreign currency exchange rates would have produced net income of $7.3 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year third quarters.

Americas

Net Sales	Three Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$28,469	$25,995	$2,474	10%
Household products	16,135	19,982	(3,847)	(19)%
Hand cleaners	1,381	1,185	196	17%

Sub-total	$45,985	$47,162	$(1,177)	(2)%

% of consolidated	59%	65%

The increase in lubricant sales in the Americas during the current fiscal year third quarter compared to last fiscal year’s third quarter was primarily the result of WD-40 sales growth in the U.S., where sales increased by 14%. The WD-40 sales increase in the U.S. was the result of increased promotional activity as well as price increases implemented during the third quarter of the prior fiscal year. Sales growth of 3-IN-ONE in the U.S. and Canada of 14% and 81%, respectively, also contributed to the increase in lubricant sales in the Americas. The 3-IN-ONE sales increase in the U.S. was the result of price increases implemented during the current fiscal year third quarter. The 3-IN-ONE sales increase in Canada was the result of increased promotional activity as well as a new product introduction. These sales increases were partially offset by a decrease in WD-40 sales in Latin America and Canada of 12% and 10%, respectively. The declines in these regions were due to decreased promotional activities during the quarter.

Household product sales in the third quarter of fiscal year 2007 were down $3.8 million, or 19%, compared to the third quarter of fiscal year 2006 due to declines in the U.S. Sales in the U.S. decreased by $3.6 million, or 20%, due to decreased sales of Spot Shot, X-14, 2000 Flushes and Carpet Fresh. These declines were the result of several factors, including lost or decreased distribution compared to the third quarter of fiscal year 2006, declining categories and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales decreased 20% in the U.S. during the current fiscal year third quarter as compared to the prior fiscal year third quarter due to declines in the aerosol spot and stain category, significant competitor activity and reduced promotional activity. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. This decrease was partially offset by expanded distribution of the Spot Shot trigger product with a key customer and increased distribution in the grocery trade channel versus the prior fiscal year third quarter. The Spot Shot trigger product competes in the non-aerosol spot and stain category, which is larger than the aerosol spot and stain category. The Company has also committed both marketing and research and development resources to support and to create innovation for the Spot Shot brand to take advantage of key trends in the marketplace and expand its distribution base.

U.S. sales of the X-14 hard surface cleaners decreased 37% in the current fiscal year third quarter versus the prior fiscal year third quarter due primarily to lost distribution. In an effort to offset these losses and generate growth, the Company has invested significant time and resources researching and renovating the X-14 brand by repositioning the brand as the “bathroom expert” and repackaging the product line to better communicate and deliver product performance. This repositioning and repackaging was launched during the second quarter of fiscal year 2007 and will continue into the Company’s fiscal year 2008. The Company continues to commit additional marketing and research and development resources to support and to create innovation around the “bathroom expert” positioning.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 12% in the current fiscal year third quarter compared to the prior fiscal year third quarter due to reduced distribution with a key customer, promotional timing and competitive innovation. The reduced distribution with a key customer was the result of the decline in sales velocity of in-bowl products, as consumer tastes have shifted towards the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus towards the drop-in category. Overall, sales in the toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, the Company has also committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

Sales of Carpet Fresh in the U.S. decreased 20% in the current fiscal year third quarter compared to the prior fiscal year third quarter due to competitor activity, category declines in the mass retail and grocery trade channels, promotional timing and the timing of sales to a key customer versus the prior fiscal year third quarter. These sales declines were partially offset by expanded distribution with a key customer. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand, including bi-lingual packaging and packaging enhancements that were introduced during the current fiscal year second quarter.

The Company’s U.S. household products compete in a highly competitive market and are currently facing diminishing product categories or shifts within these categories, as well as significant competitor activity. The Company is addressing these challenges through its focus on innovation and the continued renovation of its household brands. The Company’s innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements, and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas increased 17% in the current fiscal year third quarter compared to the prior fiscal year third quarter as a result of increased sales to a key customer. Distribution of hand cleaners remains consistent through the grocery trade and other classes of trade.

For the Americas, 86% of sales came from the U.S., and 14% came from Canada and Latin America in the third quarter of fiscal year 2007, compared to the distribution in the third quarter of fiscal year 2006, when 85% of sales came from the U.S., and 15% came from Canada and Latin America.

Europe

Net Sales	Three Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$23,128	$18,293	$4,835	26%
Household products	2,252	2,296	(44)	(2)%
Hand cleaners	—	—	—	—

Sub-total	$25,380	$20,589	$4,791	23%

% of consolidated	33%	28%

For the quarter ended May 31, 2007, sales in Europe grew to $25.4 million, up $4.8 million, or 23%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in sales. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $22.7 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2007 sales by approximately $2.7 million, or 12%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 25% in the current fiscal year third quarter versus last fiscal year’s third quarter. Sales from these countries also accounted for 71% of the region’s sales in the current fiscal year third quarter, up from 70% in the prior fiscal year third quarter. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year third quarter are as follows: the U.K., 8%; France, 32%; the German sales region, 38%; Spain/Portugal, 57%; and Italy, 14%. These direct sales markets are expected to continue to be important contributors to the region’s growth. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase.

The U.K. market benefited from increased sales of 3-IN-ONE as well as the impact of the change in foreign currency exchange rates. The increase in 3-IN-ONE sales was due to the increased distribution of the 3-IN-ONE Professional line of products. The sales growth in France was the result of increased distribution of the WD-40 Smart Straw as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased distribution as well as the continued growth of the WD-40 Smart Straw. Sales in Spain/Portugal were also up due to the continued development of the WD-40 Smart Straw and the 3-IN-ONE Professional line of products. The sales growth in Italy was the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 20% in the third quarter of fiscal year 2007 versus the third quarter of fiscal year 2006. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 29% of the total Europe segment sales in the current fiscal year third quarter, down from 30% in the prior fiscal year third quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Three Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$4,948	$4,519	$429	9%
Household products	980	482	498	103%
Hand cleaners	288	300	(12)	(4)%

Sub-total	$6,216	$5,301	$915	17%

% of consolidated	8%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the third quarter of fiscal year 2007 were $6.2 million, up $0.9 million, or 17%, compared to the third quarter of fiscal year 2006. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in sales. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $6.0 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2007 sales by approximately $0.2 million, or 3%. Asia-Pacific sales primarily benefited from increased lubricant sales in both Asia and Australia and increased No Vac sales in Australia.

Sales in Australia were up 31% in the current fiscal year third quarter as compared to the prior fiscal year third quarter due to sales growth of No Vac as a result of new product introductions, increased distribution and a television media campaign during the current fiscal year third quarter. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 9% in the current fiscal year third quarter as compared to the prior fiscal year third quarter primarily due to increased WD-40 sales in China and increased promotional activity. Sales in China benefited from the development of direct sales activity in the country. Historically, the Company has sold to Asia through third party marketing distributors. However, to help accelerate the growth in this region, the Company has begun direct operations in China in the current fiscal year. Sales across other parts of the Asian region were also up, including in the Philippines, Thailand, Taiwan and Singapore. Sales increases in these parts of the region were partially offset by sales declines in Japan, Indonesia and Malaysia. This region represents long-term growth potential for the Company.

Nine Months Ended May 31, 2007 Compared to Nine Months Ended May 31, 2006

Net Sales

Net Sales by Segment	Nine Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Americas	$140,071	$138,895	$1,176	1%
Europe	71,616	57,983	13,633	24%
Asia-Pacific	17,181	14,869	2,312	16%

Total net sales	$228,868	$211,747	$17,121	8%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in the Company’s sales. The current fiscal year nine-month results translated at last fiscal year’s period exchange rates would have produced sales of $221.7 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first nine months of fiscal year 2007 by $7.2 million, or 3%.

Net Sales by Product Line	Nine Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$162,194	$140,299	$21,895	16%
Household products	62,087	66,730	(4,643)	(7)%
Hand cleaners	4,587	4,718	(131)	(3)%

Total net sales	$228,868	$211,747	$17,121	8%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $110.4 million, or 48.2% of sales for the nine months ended May 31, 2007, compared to $102.0 million, or 48.2% of sales in the comparable period last fiscal year. Although gross margin percentage was flat, the Company continued to experience increases in costs of products, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products, as well as a change in product mix. The mix of products sold in the current fiscal year period included an increased amount of higher cost promotional offerings. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

The increase in pricing of certain products worldwide, which occurred during last fiscal year’s third quarter, partially offset the rise in costs of products and added approximately 1.6% to gross margin percentage in the first nine months of the current fiscal year compared to the same prior fiscal year period. Although the price increases helped to mitigate the impact of rising costs on gross margin percentage, the benefit from the price increases was offset by the continued cost increases, as well as changes in product mix. In an effort to further reduce the impact of increased costs on gross margin percentage, the Company has begun to implement several cost savings projects. These projects were identified by a cost reduction team that is focused on gross margin improvement, which includes supply chain cost savings initiatives. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

The rise in costs of products was also partially offset by a decrease in advertising and promotional and other discounts, which are recorded as a reduction to sales. The decrease in advertising and promotional and other discounts positively impacted gross margin percentage by 0.6%. The decrease in discounts resulted from both timing and reductions in advertising and promotional activities, which include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores and co-operative advertising and promotional activity. The timing of these promotional activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2007 increased to $59.0 million, or 25.8% of sales, from $52.0 million, or 24.5% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, miscellaneous expenses, freight costs, bad debt expense and the impact of foreign currency translation. Certain employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $2.6 million versus the same prior fiscal year period as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. The increase in the above employee-related costs was partially offset by a $0.3 million decrease in bonus expense as several regions exceeded profit and performance expectations in the prior fiscal year period, which resulted in a higher prior fiscal year bonus expense. Miscellaneous expenses increased $2.2 million, which included increased commissions, legal expenses, meeting expenses and travel costs. Freight costs increased $0.5 million due to sales growth and increased fuel surcharges. Bad debt expense increased $0.3 million as the same prior fiscal year period expense reflected the benefit of bad debt recoveries. Also contributing to the increase in SG&A was $1.7 million related to foreign currency exchange rates. SG&A expenses for the nine months ended May 31, 2007 translated at last fiscal year’s exchange rates would have produced total SG&A expenses of $57.3 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs were $2.5 million in each of the first nine months of the current fiscal year and the prior fiscal year. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $15.9 million for the first nine months of fiscal year 2007, up from $14.1 million for the same period last fiscal year, and as a percentage of sales, increased to 6.9% for the current fiscal year period from 6.7% in the comparable prior fiscal year period. The increase is related to the timing of investment in advertising activities in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year. In the first half of the current fiscal year, the Company concentrated its consumer broadcast and print media advertising to support new products. In the same prior fiscal year period, the Company had lower levels of marketing investment, as the Company did not begin its consumer broadcast advertising until late into the second quarter. Investment in global advertising and sales promotion expenses for fiscal year 2007 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the first nine months of fiscal year 2007, the total promotional costs recorded as reductions to sales were $12.6 million versus $11.8 million in the first nine months of fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $28.5 million and $25.9 million in the first nine months of fiscal years 2007 and 2006, respectively.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $434,000 in the first nine months of fiscal year 2007, compared to $394,000 in the same prior fiscal year period. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $35.1 million, or 15.3% of sales for the first nine months of fiscal year 2007, compared to $35.5 million, or 16.8% of sales for the same nine-month period in fiscal year 2006. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $1.7 million compared to $2.8 million during the nine months ended May 31, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2006 and October 2005, as well as to increased interest income resulting from higher cash balances versus the same prior fiscal year period.

Other Income, net

Other income, net was $148,000 during the first nine months of fiscal year 2007 compared to $404,000 in the same prior fiscal year period, a decrease of $256,000, which was due to foreign currency exchange losses.

Provision for Income Taxes

The provision for income taxes was 33.5% of income before income taxes for the nine months ended May 31, 2007, a decrease from 34.2% for the same prior fiscal year period. The decrease in tax rate was primarily due to favorable rulings on foreign tax matters and the impact of the expiration of federal statutes of limitations. These two items created two one-time non-recurring benefits that totaled approximately $0.7 million in tax benefits. The Company does not anticipate tax benefits of this nature to be ongoing. Additionally, the tax benefit from municipal bond interest also contributed to the decrease in the current fiscal year-to-date tax rate. The overall decrease in tax rate was partially offset by the impact of reduced low income housing credits and the phase out of the extraterritorial income (ETI) deduction.

Net Income

Net income was $22.3 million, or $1.29 per common share on a fully diluted basis for the nine months ended May 31, 2007, compared to $21.8 million, or $1.29 per common share for the nine months ended May 31, 2006. The change in foreign currency exchange rates period over period had a positive impact of $0.9 million on net income for the first nine months of fiscal year 2007. Current fiscal year nine-month results translated at last fiscal year’s period foreign currency exchange rates would have produced net income of $21.4 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year nine-month periods.

Americas

Net Sales	Nine Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$84,252	$76,240	$8,012	11%
Household products	52,058	58,827	(6,769)	(12)%
Hand cleaners	3,761	3,828	(67)	(2)%

Sub-total	$140,071	$138,895	$1,176	1%

% of consolidated	61%	66%

The increase in lubricant sales in the Americas during the first nine months of the current fiscal year compared to the same prior fiscal year period was primarily the result of WD-40 sales growth in the U.S., where sales increased by 14%. The WD-40 sales increase in the U.S. was the result of increased promotional activity and the growth of the WD-40 Smart Straw. Price increases implemented on certain products during the prior fiscal year third quarter also contributed to the overall lubricant sales growth in the Americas in the first nine months of the current fiscal year. The increase in WD-40 sales was partially offset by a decrease in 3-IN-ONE sales in the U.S., which was the result of lost distribution to a key customer.

Household product sales in the first nine months of fiscal year 2007 were down $6.8 million, or 12%, compared to the first nine months of fiscal year 2006 due to declines in the U.S. Sales in the U.S. decreased by $6.6 million, or 12%, due to decreased sales of Spot Shot, X-14, 2000 Flushes and Carpet Fresh. These declines were the result of several factors, including temporarily lost or decreased distribution compared to the first nine months of fiscal year 2006, declining categories and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales declined 9% in the U.S. during the first nine months of the current fiscal year as compared to the same prior fiscal year period due to reduced sales to key customers, declines in the aerosol spot and stain category, significant competitor activity and reduced promotional activity. During the first quarter of the current fiscal year, a key customer temporarily replaced Spot Shot with seasonal items, which had not occurred in the prior fiscal year first quarter. The Company regained distribution with this customer during the second quarter of the current fiscal year. Additionally, certain promotional activity during the first nine months of the prior fiscal year was not repeated in the first nine months of the current fiscal year. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. This decrease was partially offset by expanded distribution of the Spot Shot trigger product with a key customer and increased distribution in the grocery trade channel versus the same prior fiscal year period. The Spot Shot trigger product competes in the non-aerosol spot and stain category, which is larger than the aerosol spot and stain category. The Company has also committed both marketing and research and development resources to support and to create innovation for the Spot Shot brand to take advantage of key trends in the marketplace and expand its distribution base.

U.S. sales of the X-14 hard surface cleaners decreased 27% in the first nine months of the current fiscal year versus the same prior fiscal year period due primarily to lost distribution. In an effort to offset these losses and generate growth, the Company has invested significant time and resources researching and renovating the X-14 brand by repositioning the brand as the “bathroom expert” and repackaging the product line to better communicate and deliver product performance. This repositioning and repackaging was launched during the second quarter of fiscal year 2007 and will continue into the Company’s fiscal year 2008. The Company continues to commit additional marketing and research and development resources to support and to create innovation around the “bathroom expert” positioning.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 12% in the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year due to reduced distribution with a key customer, promotional timing and competitive innovation. The reduced distribution with a key customer was the result of the decline in sales velocity of in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus toward the drop-in category. Overall, sales in the toilet bowl cleaning category have declined in the grocery trade channel. The decrease in U.S. sales of automatic toilet bowl cleaners was partially offset by a 5% increase in Canada. The increase in Canada was the result of increased promotional activity as well as regained distribution with a key customer. To generate growth for the brand, the Company has also committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

Sales of Carpet Fresh in the U.S. declined 10% in the first nine months of the current fiscal year as compared to the same prior fiscal year period due to competitor activity, category declines in the mass retail and grocery trade channels, promotional timing and the timing of sales to a key customer versus the same prior fiscal year period. This decline was partially offset by expanded distribution with a key customer during the second quarter of the current fiscal year. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand, including bi-lingual packaging and packaging enhancements that were introduced during the current fiscal year second quarter.

The Company’s U.S. household products compete in a highly competitive market and are currently facing diminishing product categories or shifts within these categories, as well as significant competitor activity. The Company is addressing these challenges through its focus on innovation and the continued renovation of its household brands. The Company’s innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 2% in the first nine months of the current fiscal year compared to the same prior fiscal year period as a result of decreased promotional activity. This decrease was partially offset by increased sales to a key customer during the current fiscal year third quarter. Although sales of heavy-duty hand cleaners decreased in the first nine months of the current fiscal year, distribution remains consistent through the grocery trade and other classes of trade.

For the Americas, 85% of sales came from the U.S., and 15% came from Canada and Latin America in each of the first nine months of fiscal years 2007 and 2006, respectively.

Europe

Net Sales	Nine Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$63,850	$51,447	$12,403	24%
Household products	7,766	6,536	1,230	19%
Hand cleaners	—	—	—	—

Sub-total	$71,616	$57,983	$13,633	24%

% of consolidated	31%	27%

For the nine months ended May 31, 2007, sales in Europe grew to $71.6 million, up $13.6 million, or 24%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $65.0 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the current fiscal year-to-date sales by approximately $6.6 million, or 10%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 21% in the first nine months of the current fiscal year versus the same period last fiscal year. Sales from these countries also accounted for 69% of the region’s sales in the first nine months of the current fiscal year, down from 71% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year’s first nine months are as follows: the U.K., 10%; France, 28%; the German sales region, 33%; Spain/Portugal, 25%; and Italy, 27%. These direct sales markets are expected to continue to be important contributors to the region’s growth. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase.

The U.K. market benefited from sales growth of the 1001 brand and 3-IN-ONE. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac. The increase in 3-IN-ONE sales was due to the increased distribution of the 3-IN-ONE Professional line of products. The sales growth in France was the result of increased distribution of the WD-40 Smart Straw as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased awareness and penetration of the WD-40 brand, the continued growth of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the continued development of the WD-40 Smart Straw. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 29% in the first nine months of fiscal year 2007 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 31% of the total Europe segment sales in the first nine months of the current fiscal year, up from 29% in the same prior fiscal year period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Nine Months Ended May 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$14,092	$12,612	$1,480	12%
Household products	2,263	1,367	896	66%
Hand cleaners	826	890	(64)	(7)%

Sub-total	$17,181	$14,869	$2,312	16%

% of consolidated	8%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first nine months of fiscal year 2007 were $17.2 million, up $2.3 million, or 16%, compared to the first nine months of fiscal year 2006. Changes in foreign currency exchange rates compared to the prior fiscal year period did not significantly impact the current fiscal year period sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $16.9 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first nine months of fiscal year 2007 by approximately $0.3 million, or 2%. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia and increased No Vac sales in Australia.

Sales in Australia were up 22% in the first nine months of the current fiscal year as compared to the same prior fiscal year period due to sales growth of No Vac as a result of new product introductions, increased distribution and a television media campaign during the current fiscal year third quarter. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 12% in the first nine months of the current fiscal year as compared to the first nine months of the prior fiscal year primarily due to increased WD-40 sales in China and increased promotional activity. Sales in China benefited from the development of direct sales activity in the country. Historically, the Company has sold to Asia through third party marketing distributors. However, to help accelerate the growth in this region, the Company has begun direct operations in China in the current fiscal year. Sales across other parts of the Asian region were also up, including in Indonesia, the Philippines, Taiwan, Hong Kong, Thailand and Japan. This region represents long-term growth potential for the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended May 31, 2007, cash and cash equivalents increased by $20.8 million, from $45.2 million at the end of fiscal year 2006 to $66.0 million at May 31, 2007. Operating cash flow of $37.4 million was offset by cash used in investing activities of $1.4 million and cash used in financing activities of $15.5 million.

Current assets increased by $20.3 million to $135.9 million at May 31, 2007, up from $115.5 million at August 31, 2006. Accounts receivable increased to $45.5 million, up $1.0 million from $44.5 million at August 31, 2006, as a result of the timing of sales. Product held at contract packagers increased to $2.1 million, up from $1.4 million at August 31, 2006 due to timing. Inventory decreased to $15.1 million, down by $0.2 million from $15.3 million at August 31, 2006. Other current assets decreased by $1.8 million to $3.1 million at May 31, 2007, down from $4.9 million at August 31, 2006 due to the timing of prepaid expenses and the reduction of federal income taxes receivable as the Company received tax refunds for amended returns from prior years.

Current liabilities were $51.4 million at May 31, 2007, up from $43.7 million at August 31, 2006. Accounts payable and accrued liabilities increased by $10.3 million due to timing of payments and higher sales levels in the third quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006. Accrued payroll and related expenses were down $2.0 million primarily due to decreased bonus accrual. At May 31, 2007, the accrued bonus balance included only nine months of accrual compared to twelve months of accrual as of August 31, 2006. Accrued payroll and related expenses were also down due to decreased profit sharing accrual. At May 31, 2007, the accrued profit sharing balance included only five months of accrual compared to eight months of accrual at August 31, 2006, as the Company’s profit sharing plan is based on a calendar year. Income taxes payable was down $0.5 million due to the timing of payments for federal income taxes.

At May 31, 2007, working capital increased to $84.4 million, up $12.6 million from $71.9 million at the end of fiscal year 2006. The current ratio was 2.6 at May 31, 2007 and August 31, 2006.

Net cash provided by operating activities for the nine months ended May 31, 2007 was $37.4 million. This amount consisted of $22.3 million from net income with an additional $5.4 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity earnings from VML Company L.L.C. (VML) and stock-based compensation along with $9.7 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the first nine months of fiscal year 2007 was $1.4 million. The Company purchased and sold $171.6 million of short-term investments, which consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $1.6 million were primarily in the areas of computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements. For fiscal year 2007, the Company expects to spend approximately $3.0 million to $4.0 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

For the first nine months of fiscal year 2007, net cash used in financing activities included a $10.7 million principal payment on debt in October 2006 and $12.3 million of dividend payments, partially offset by $7.1 million in proceeds from the exercise of common stock options and $0.4 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the second principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due in October in each of the following five years.

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

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35 million of the Company’s outstanding shares. As a result of the share buy-back plan, the Company’s debt covenants related to its fixed-rate term loan have been revised. Previously, the aggregate payments for dividends and share repurchases by the Company were limited to $7.5 million, plus 75% of consolidated net income for each quarter beginning in fiscal year 2002. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each quarter beginning March 1, 2007. During the third quarter of fiscal year 2007, the Company did not purchase any shares under the share buy back plan.

On June 26, 2007, the Company’s Board of Directors also declared a cash dividend of $0.25 per share payable on July 31, 2007 to shareholders of record on July 17, 2007. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently assessing the effect that FIN 48 will have on the Company’s results of operations and financial condition.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $1,000 and $51,000 for the three months ended May 31, 2007 and 2006, respectively. For the nine months ended May 31, 2007, the Company recorded equity earnings related to its investment in VML of $35,000. For the nine months ended May 31, 2006, the Company recorded equity losses related to its investment in VML of $147,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of May 31, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $4.5 million and $10.8 million during the three months ended May 31, 2007 and 2006, respectively, and $14.3 million and $31.2 million for the nine months ended May 31, 2007 and 2006, respectively. The Company had product payables to VML of $1.2 million and $0.5 million at May 31, 2007 and August 31, 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net. Rental income from VML was $48,000 during each of the three months ended May 31, 2007 and 2006, and $143,000 during each of the nine months ended May 31, 2007 and 2006.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2007, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

During the quarter ended May 31, 2007, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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

WD-40 COMPANY
Registrant

Date: July 10, 2007	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)