Form 10-K
period 2007-08-31
WD 40 CO
filed 2007-10-25
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐ .

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

The aggregate market value (closing price) of the voting stock held by non-affiliates of the Registrant as of February 28, 2007 was $513,928,000.

As of October 17, 2007 the Registrant had 16,853,906 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the annual meeting of stockholders on December 11, 2007 is incorporated by reference into PART III, Items 10, 11, 12 and 14.

PART I

ITEM	1 - Business

(a) General Development of Business.

For more than four decades, WD-40 Company (the Company) sold only one product, WD-40®. WD-40 is a multi-purpose product, which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. In December 1995, the Company acquired the 3-IN-ONE® Oil brand of general purpose and specialty lubricants. In April 1999, the Company acquired the Lava® brand heavy-duty hand cleaner and in October 2000, acquired the Solvol® brand heavy-duty hand cleaner. In April 2001, the Company acquired three additional brands of household cleaning products, 2000 Flushes®, X-14® and Carpet Fresh®. The Company added to its fortress of brands through the acquisition in May 2002 of the Spot Shot® brand, a leading brand in the carpet stain remover category. In April 2004, the Company again added to its brands with its purchase of the 1001® line of carpet and household cleaners.

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

In fiscal 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands. The acquisition included three principal brand trademarks, 2000 Flushes automatic toilet bowl cleaners, X-14 automatic toilet bowl cleaners and hard surface cleaners and Carpet Fresh rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration, and to strengthen the Company’s position in the grocery trade channel. The Global Household Brands’ broker network and grocery business, combined with the WD-40 Company’s do-it-yourself (DIY) distribution, gave the Company growth potential for all brands across new trade channels.

In fiscal 2001, the Company also acquired the Solvol brand of heavy-duty hand cleaners in Australia. The Company extended the brand by introducing liquid products, a benefit from the technology obtained in the acquisition of the Lava brand. These liquid products have contributed to the growth of the Solvol brand.

In fiscal 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation. The principal brand acquired by the Company was the Spot Shot brand, whose primary product was a carpet stain remover. The acquisition of this brand expanded the Company’s product offerings in the household-cleaning category. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

In fiscal 2004, the Company purchased the 1001 line of carpet and household cleaners in the United Kingdom (U.K.). The Company acquired this line of products to gain a presence in the U.K. market and to facilitate an introduction of the Company’s Spot Shot and Carpet Fresh brand formulations through the use of an existing brand currently recognized by market consumers.

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

(b) Financial Information About Industry Segments.

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following segments: the Americas, Europe and Asia-Pacific. In addition, management reviews product performance on the basis of revenue. The financial information required by this item is included in Note 12 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule.

The Company’s revenue comes from three product categories—multi-purpose lubricants, heavy-duty hand cleaners and household products. The first two are marketed primarily through retail chain stores, hardware stores, automotive parts outlets, mass retail and industrial distributors and suppliers, while the household products are mainly sold in grocery and mass retail.

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

WD-40 is the market leader among multi-purpose lubricants and is sold in aerosol cans and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 is sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. It has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications. The product also has numerous industrial applications.

The 3-IN-ONE Oil brand is sold primarily through the same distribution channels as the WD-40 brand. The brand consists of drip oil and spray lubricant products. The drip oil is an entry-level lubricant with unique spout options that allow precise applications for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of spray lubricant products known as 3-IN-ONE Professional, which is a line of high quality, great value maintenance products. The high quality and the established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in Europe, the U.S., Canada, Latin America, Australia and Asia.

The Lava brand is more than 100 years old and has strong awareness among American consumers. At the time of acquisition, the brand consisted of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand also has appeal to consumers who shop in other channels such as mass, hardware and automotive. The Lava brand is sold primarily in the U.S.

Solvol, Australia’s leading brand of heavy duty hand cleaner, was sold as a bar soap at the time of acquisition. Shortly after acquiring the Solvol brand, the Company increased the product offering of the brand by adding a liquid cleaner. Solvol is sold through hardware, grocery, industrial, automotive and mass retail channels in Australia.

X-14, which has recently been restaged as “The Bathroom ExpertTM,” is a line of quality products designed for the unique cleaning needs of the bathroom, from quick touch-ups to deep cleaning. X-14 is sold as an aerosol and liquid all- purpose bathroom cleaner, a liquid mold and mildew stain remover, a liquid daily shower cleaner and an automatic toilet bowl cleaner. X-14 is sold primarily in the U.S. through grocery, drug and mass retail channels.

2000 Flushes is a pioneering line of long-duration automatic toilet bowl cleaners that include in-bowl and drop in products. 2000 Flushes is sold primarily in the U.S. and Canada through grocery, drug and mass retail channels.

Carpet Fresh initiated the rug and room deodorizer category upon its introduction in 1978. The Carpet Fresh powder is sprinkled on carpets and vacuumed. Carpet Fresh is also sold as an aerosol foam, which does not require vacuuming. Carpet Fresh is sold primarily through grocery, drug and mass retail channels in the U.S., U.K. and Australia. In the U.K., Carpet Fresh is sold under the 1001 brand name. In Australia, Carpet Fresh is sold under the No Vac brand name.

The Spot Shot brand is currently an aerosol and liquid trigger carpet stain remover. The brand’s products are sold primarily through grocery, mass retail, club stores, hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

The 1001 brand includes carpet and household cleaners and is sold primarily through mass retail, grocery and home center stores in the U.K. The brand was acquired with the expectation that the Company would be able to successfully introduce its other household product formulations under the 1001 brand in order to expand the Company’s household products business into the U.K. market. During fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. The Carpet Fresh No Vac formula is one of the first aerosol rug and room deodorizers in the U.K. market.

The Company continues to be focused and committed to innovation and new product development. The Company sees innovation as an important factor to the long-term growth of its brands and intends to continue to work on future product, packaging and promotional innovations.

Financial information about segment operations and product lines appears in Note 12 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule.

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

Research and Development

The Company recognizes the importance of innovation to its long-term success and is focused on and committed to research and new product development activities. The Company has a new-product development team known as Team Tomorrow. This team engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $3.8 million in each of fiscal years 2007 and 2006, and $2.5 million in fiscal year 2005. None of this research activity was customer-sponsored.

Seasonality

Historically, the Company has achieved its highest quarterly sales levels during its fourth fiscal quarter. These patterns are largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities. However, due to new product introductions and international sales growth, these patterns may not continue in future years.

Manufacturing

The Company outsources the manufacturing of its finished products to various suppliers (contract manufacturers). The Company uses contract manufacturers in the United States, Canada, Brazil, Argentina, United Kingdom, Australia, China, South Korea and India. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated, and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support recent product introductions.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2007, 2006 and 2005. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of fiscal years 2007, 2006 and 2005.

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

Employees

At August 31, 2007, the Company employed 278 people worldwide: 136 by the United States parent corporation, 6 of whom are based in the Malaysian regional office; 9 by the Company’s Canadian subsidiary; 95 by the United Kingdom subsidiary, including 16 in Germany, 14 in France, 10 in Spain and 7 in Italy; 13 by the Australian subsidiary; 23 by the Chinese subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

The information required by this item is included in Note 12—Business Segments and Foreign Operations, of the Company’s consolidated financial statements, which have been included in ITEM 15, Exhibits and Financial Statement Schedule. The Company is subject to a variety of risks due to its foreign operations, including currency risk and credit risk. The Company attempts to minimize its exposure to foreign currency exchange fluctuations by the use of forward contracts on non-functional currency cash and accounts receivable balances. With the continuing expansion of the Company’s business in Asia, Latin America, Eastern Europe, the Middle East and various states in the former Soviet Union, the Company is subject to increased credit risk for products sold to customers in these areas.

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

ITEM 1A - Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other filings of the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to the Company, or that are not currently believed by the Company to be material, may also harm the Company’s business operations and financial results.

Component Supply Risk

The Company depends upon its suppliers for the supply of the primary components for its products. Such components are subject to significant price volatility beyond the control or influence of the Company. Petroleum-

based products, from which WD-40 and 3-IN-ONE are manufactured, have had significant price volatility in the past, and may in the future. Rising oil prices also impact the Company’s cost of transporting its products. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuations resulting from changes in tariffs on steel as well as general supply and demand economics; therefore, any significant increase or decrease in steel tariffs and/or the supply and demand of steel could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is significant price volatility or component costs increases, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product prices. Should the Company choose to increase product prices, such increases may adversely affect demand and unit sales. Increases in the prices for the components could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

Reliance on Supply Chain

The Company relies on third party contract manufacturers for the production of its finished goods. The Company does not have direct control over the management or business of the primary contract manufacturers utilized in the manufacturing of the Company’s products, except indirectly through terms as negotiated in contracts with those manufacturers. Should the terms of doing business with the Company’s primary contract manufacturers change, the Company’s cost structure may be affected, which could have a direct impact on the Company’s profit margins.

The Company’s contract manufacturers rely upon two key vendors for the supply of empty cans used in the production of WD-40, Carpet Fresh, 3-IN-ONE, Spot Shot, X-14 and 1001 products. Additionally, the Company relies on single manufacturers for the production of 2000 Flushes and X-14 automatic toilet bowl cleaners, X-14 hard surface cleaners, Carpet Fresh powder and Lava bar soap. The loss of any of these suppliers or manufacturers could disrupt or interrupt the production of the Company’s products. Although the Company has a business continuity plan to help mitigate the potential loss of suppliers or manufacturers, the inability to replace lost suppliers or manufacturers in a reasonable amount of time could have a material adverse effect on the Company’s business, operating results, financial position and cash flows.

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

Volume Growth

A large percentage of the Company’s revenue comes from mature markets that are subject to increased competition. During fiscal year 2007, approximately 52% of the Company’s sales were generated in U.S. markets. In the U.S., the markets for lubricants, household products and hand cleaners are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth is dependent on its ability to drive growth through innovation and investment in its established brands and its ability to capture market share from competitors. During fiscal year 2006, the Company increased prices on a majority of its product portfolio. Price increases may slow volume growth or create declines in volume in the short term as customers adjust to price increases. If the Company is unable to increase market share in existing product lines, or bring innovation to grow its product categories, or develop, acquire or successfully launch new products, or successfully penetrate new and developing markets, the Company may not achieve its volume growth objectives.

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

As the Company’s sales extend to various countries around the globe, financial results in affected areas are exposed to a higher degree of risk. Examples of regions currently exposed to such types of risk include Latin America, the Middle East and parts of Asia. There can be no assurance that the Company will be able to successfully mitigate against current and future risks associated with political and economic uncertainties, or that the risks faced by the Company will not materially adversely affect its business, operating results, financial position and cash flows. As sales grow within various regions around the world, the Company’s exposure to this risk will increase.

International Operations

The Company’s sales outside of the U.S. were approximately 48% of net sales in fiscal year 2007. The Company has faced and will continue to face substantial risks associated with having foreign operations, including restrictions on repatriating foreign profits back to the U.S. and the imposition of tariffs or trade restrictions. These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and may have a material adverse effect on the Company’s results of operations or financial position.

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

Business Risks

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers (Wal-Mart and affiliates) accounted for approximately 13% of the Company’s net sales in fiscal year 2007. Additionally, each of the Company’s individual brands may be subjected to customer sales concentration. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business and financial results.

Large customers also seek price reductions, added support or promotional concessions, which may negatively impact the Company’s ability to maintain existing profit margins.

The Company does not typically enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. In addition, the Company is subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results.

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

Goodwill and Intangible Assets Impairment Risk

The Company carries goodwill and intangible assets resulting from the Company’s acquisitions. Changes in market conditions or changes in the Company’s results could subject these assets to risks of impairment.

The following items could trigger impairment:

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

In fiscal year 2007, the Company’s U.S. sales of household products declined versus the prior fiscal year. If the Company’s sales of household products continue to decline and are determined to be other than temporary, the Company’s intangible assets associated with these brands could be subject to impairment.

New Product Development Risks

The Company’s long-term growth is reliant, in part, on the success of new product introductions and product renovations. The Company competes in several product categories where there are frequent introductions of new products and line extensions. The ability to understand consumer preferences and identify technological trends is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, requires significant research and development, marketing and manufacturing expenditures, which the Company may not recoup if the new or renovated products do not gain market acceptance. There are inherent risks associated with new product development, including product launch delays, which could result in the Company not being first to market, higher inventory costs if managed ineffectively, product design failures, product defects and the failure of new products to achieve expected levels of consumer acceptance. As the Company continues to focus on innovation, the Company’s financial condition, results of operations or cash flows could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line extensions.

Operating Results and Net Earnings May Not Meet Expectations

The Company cannot be sure that its operating results and net earnings will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	The introduction of new products and line extensions by the Company or its competitors

•	The mix of products with varying profitability sold in a given quarter

•	The mix of products sold within channels and different countries with varying profitability in a given quarter

•	The Company’s ability to control its internal costs and the cost of raw materials

•	The effectiveness of the Company’s advertising, marketing and promotional programs

•	Changes in product pricing policies by the Company or its competitors

•	Consumer and customer reaction to price increases

•	The ability of the Company to execute its strategies and to maintain and enhance profits in the face of a consolidating retail environment

•	Changes in accounting policies and accounting standards

•	The ability of the Company to achieve business plans, including volume growth and pricing plans, as a result of high levels of competitive activity

•	The ability to maintain key customer relationships

•	The ability of major customers and other debtors to meet their obligations as they come due

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance

•	The Company’s reliance on brokers to maintain and grow distribution in the grocery channel

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates

•	Substantial costs associated with regulatory compliance

•	The ability of the Company to attract and retain qualified personnel

•	The ability of the Company to maintain the value of its brands

•	Expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections

•	Expenses for impairment and obsolescence of property, plant and equipment

•	The ability to maintain the overall quality of new and existing products

•	The ability of the Company to penetrate and grow markets and distribution channels

•	The ability of the Company to manage the impact of foreign currency fluctuations

•	The impact of foreign import and export restrictions or other trade regulations

•	The availability and cost of debt financing

•	Changes to cash flow resulting from tax payments, tax settlements and share repurchases

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence

•	The impact of any litigation or product liability claims

•	Fluctuations in federal, state, local and foreign taxes

•	The impact of general economic conditions in the United States and in other countries in which the Company currently does business

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

A focus on environmental regulations relating to Volatile Organic Compounds (VOCs) resulted in a change in 1996 in the formulation of the WD-40 product in the majority of countries where the product is sold, whereby CO 2 was chosen as the aerosol propellant. This change increased the cost of manufacturing WD-40, and the Company increased its selling prices to partially offset the additional cost. In the event of future increases in product cost, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have an adverse effect on the Company’s profitability.

In California, VOCs are regulated by the California Air Resources Board (CARB), one of the most influential state environmental regulatory agencies in the United States. In the past, CARB regulations have required a reformulation of the Company’s multi-purpose lubricants. The Company successfully reformulated its multi-purpose lubricants to be in full compliance with CARB regulations. The reformulation resulted in increased product costs. CARB continually reviews its allowable levels of VOCs in products and product categories in which the Company’s products compete. In the event that CARB regulations require further reformulations of any of the Company’s products, the impact of reformulation could have an adverse effect on product performance and the Company’s profitability.

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

Resolution of Tax Disputes

Significant judgment is required in determining the Company’s effective tax rate and in evaluating tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that its tax return positions are fully supported, the Company believes that certain positions may not be fully sustained upon challenge by relevant tax authorities. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as progress of tax audits, case law development and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. With respect to tax contingencies, when particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Resolution of a tax issue may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution.

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

In fiscal years 2005 and 2007, the Company announced increases to its regular quarterly dividend from $0.20 to $0.22 per share in April 2005 and from $0.22 to $0.25 in December 2006 (increasing the annual dividend since April 2005 from $0.80 to $1.00). However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing through the issuance of more debt or the sale of equity securities, or the Company might be required to reduce dividends. An increase in the Company’s debt service obligations could result in lower earnings if anticipated gross and net margins are not maintained.

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

Marketing Distributor Relationships

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, where products are sold directly by the Company to wholesalers and retailers in the U.S., U.K., Canada, Australia, China and a number of other countries, and the Marketing Distributor model, where products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is used in certain countries where the Company does not have direct company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution function. The Company invests time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, the Company could be at risk until such time as a suitable replacement can be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on the Company’s business, operating results, financial position and cash flows. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

Natural Disasters and Terrorist Attacks

The occurrences of natural disasters, pandemics, adverse weather events or terrorist attacks may result in the loss of customers, short-term losses in distribution to customers, supply chain disruptions and increased costs of raw materials. Therefore, the occurrence of natural disasters, pandemics, adverse weather events or terrorist attacks could have an adverse material effect on the Company’s business, operating results, financial position and cash flows.

Market Expectations

The market price of the Company’s stock is based, in part, on market expectations for the Company’s sales growth, earnings per share and cash flow. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline.

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

None.

ITEM 2 - Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of office, plant and storage space. The Company leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida and a research and development office in Springfield, New Jersey. The Company also leases office space in Toronto, Ontario, Canada.

In addition, the Company owns a warehouse facility in Memphis, Tennessee. The Company rents this facility to VML Company L.L.C. (VML), who serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Europe

The Company owns and occupies an office and plant facility in Milton Keynes, United Kingdom. The building consists of office, plant and storage space. In addition, the Company leases space for the branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia and Shanghai, China. The Company also leases office space for a regional office in Kuala Lumpur, Malaysia.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. On August 24, 2007 the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has petitioned for permission to appeal the District Court’s decision and the Company has opposed the petition. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of, and the positions and offices held by, all executive officers within the Company:

Name	Age	Position
Garry O. Ridge	51	President and Chief Executive Officer. Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and has held several senior management positions prior to his election as CEO in 1997.

Michael J. Irwin	44	Executive Vice President, Chief Financial Officer, and Treasurer. Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing for The Americas. In April 1998 he was promoted to Vice President, Marketing for The Americas, was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001, and in September 2002 was named Executive Vice President.

Graham P. Milner	53	Executive Vice President, Global Development and Chief Branding Officer. Mr. Milner joined the Company in 1992 as International Director, was appointed Vice President, Sales and Marketing, The Americas, in March 1997, became Senior Vice President, The Americas, in April 1998, and was named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Michael L. Freeman	54	Division President, The Americas. Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in December 1996, was promoted to Senior Vice President, Operations in September 2001, and was named Division President, The Americas, in September 2002.

Geoffrey J. Holdsworth	45	Managing Director, WD-40 Company (Australia) Pty. Limited and Shanghai Wu Di Trading Company Limited. Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

William B. Noble	49	Managing Director, WD-40 Company Ltd. (U.K.). Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, Europe in December 1996.

All executive officers hold office at the pleasure of the Board of Directors.

PART II

ITEM 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq Stock Market (National Market System). As of August 31, 2007, the approximate number of holders of record of the Company’s common stock was 1,459. The following table sets forth the range of high and low sales prices on The Nasdaq Stock Market of the Company’s common stock for the periods indicated, as reported by Nasdaq.

	SELECTED STOCK INFORMATION
	FISCAL 2007			FISCAL 2006
	HIGH	LOW	DIVIDEND	HIGH	LOW	DIVIDEND
First Quarter	$37.59	$30.56	$0.22	$29.22	$25.35	$0.22
Second Quarter	$35.63	$31.65	$0.25	$31.85	$26.00	$0.22
Third Quarter	$37.86	$30.79	$0.25	$33.70	$29.41	$0.22
Fourth Quarter	$39.31	$31.90	$0.25	$35.40	$29.91	$0.22

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Issuance of Unregistered Securities

On March 1, 2007, the Company issued a total of 3,896 shares of its common stock to four of its non-employee directors pursuant to the Company’s Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan). The shares were issued in lieu of cash compensation for all or part of each electing director’s annual fee for services as a director. The number of shares issued was determined according to a formula set forth in the Plan equal to the total compensation to be paid in shares divided by 90% of the closing price of the Company’s shares on the first business day of March 2007. On March 1, 2007, the Company issued shares to directors under the Plan with an aggregate market value of $125,000 in lieu of cash compensation in the amount of $113,000. The issuance of the shares of the Company’s common stock to the directors was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The shares issued to directors are subject to certain restrictions upon transfer.

Repurchase of Company Securities

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35.0 million of the Company’s outstanding shares. As of August 31, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan.

The following table presents the total number of shares repurchased during the last quarter of fiscal year 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	—	$—	—	$35,000,000
July 1 – July 31	360,600	$34.37	360,600	$22,593,447
August 1 – August 31	139,400	$35.21	139,400	$17,679,718

Total	500,000	$34.60	500,000

Administrative costs, such as commissions and handling fees, related to the stock repurchase program totaled approximately $20,000 in the last quarter of fiscal year 2007. If these costs were included in the average price paid per share, the average price would equal $34.64.

ITEM 6 - Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information appearing elsewhere herein.

	Year ended August 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Net sales[1]	$307,816	$286,916	$263,227	$242,467	$238,140
Cost of products sold	158,954	148,516	133,833	116,944	115,928

Gross profit	148,862	138,400	129,394	125,523	122,212
Operating expenses	99,846	92,378	81,974	80,074	72,460

Income from operations	49,016	46,022	47,420	45,449	49,752
Interest and other (expense) income, net	(1,841)	(3,164)	(4,555)	(6,596)	(6,357)

Income before income taxes	47,175	42,858	42,865	38,853	43,395
Provision for income taxes	15,641	14,746	15,067	13,210	14,754

Net income	$31,534	$28,112	$27,798	$25,643	$28,641

Earnings per common share

Basic	$1.85	$1.67	$1.67	$1.52	$1.73

Diluted	$1.83	$1.66	$1.65	$1.50	$1.71

Dividends per share	$0.97	$0.88	$0.84	$0.80	$0.80
Total assets	$283,186	$268,475	$254,253	$236,775	$236,658
Long-term obligations[2]	$61,057	$69,077	$77,487	$81,822	$86,781

[1]

The Company completed the acquisition of the 1001 business (1001) during fiscal year 2004. Sales of the 1001 brand added $11.2 million, $9.4 million, $8.9 million and $3.2 million in household products sales in fiscal years 2007, 2006, 2005 and 2004, respectively.

[2]	Long-term obligations include long-term debt, deferred employee benefits and other long-term liabilities and long-term deferred tax liabilities, net.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Fiscal Year Ended August 31,			Fiscal Year Ended August 31,
	2007	2006	% Change	2006	2005	% Change
Net sales	$307,816	$286,916	7%	$286,916	$263,227	9%
Gross profit	$148,862	$138,400	8%	$138,400	$129,394	7%
Income from operations	$49,016	$46,022	7%	$46,022	$47,420	(3)%
Net income	$31,534	$28,112	12%	$28,112	$27,798	1%
Earnings per common share (diluted)	$1.83	$1.66	10%	$1.66	$1.65	1%

Highlights

•

In fiscal year 2007, sales in Europe and Asia-Pacific increased 22% and 15%, respectively, compared to the prior fiscal year. Sales in the Americas were essentially flat compared to the prior fiscal year.

•	In fiscal year 2007, lubricant sales were up 14%, household product sales were down 5%, and hand cleaner sales were down 3% versus fiscal year 2006.

•

Changes in foreign currency exchange rates contributed to the increase in our sales as well as the increase in our expenses. Fiscal year 2007 results translated at last fiscal year’s exchange rates would have produced sales of $298.5 million and net income of $30.4 million. The impact of the change in foreign currency exchange rates year over year positively affected sales and net income for fiscal year 2007 by $9.3 million and $1.1 million, respectively.

•

The categories in which the Company’s household products are sold are very competitive by nature. For the fiscal year ended August 31, 2007, sales of the Company’s household products in the U.S. were down 10% versus the prior fiscal year as a result of temporary decreases in distribution, lost distribution, category declines, promotional timing and customer purchasing patterns. The decreases in the U.S. were partially offset by increases in the U.K. and Australia of 20% and 64%, respectively. These increases were primarily driven by growth of Carpet Fresh No Vac sales, which is sold under the 1001 brand name in the U.K. and under the No Vac brand name in Australia.

•

We continue to be concerned about rising costs of components and raw materials. In recent years, we have incurred continuing cost increases. To combat the rise in costs, the Company implemented price increases on certain products during the third quarter of fiscal years 2006 and 2005. In addition, the Company has created a cost reduction team to focus on cost saving initiatives as well as supply chain opportunities.

•

We continue to be focused and committed to new product development under our brand names. We see innovation and renovation as important factors to the long-term success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations and renovations.

•

Selling, general and administrative (SG&A) expenses were up 9% during fiscal year 2007 compared to the prior fiscal year due to increased employee-related costs, legal expenses, commissions, the impact of foreign currency exchange rate changes and other miscellaneous expenses.

•

During fiscal year 2007, the Company began direct operations in China. For the fiscal year ended August 31, 2007, SG&A costs related to the direct operations in China totaled $1.4 million, which represents 21% of the Company’s $6.8 million increase in SG&A expenses over the prior fiscal year.

•

Advertising and sales promotion expenses were up 3% in fiscal year 2007 compared to the prior fiscal year. Advertising and sales promotion expenses were up due to increased consumer broadcast, print media and other advertising activities in the U.S., Europe and Australia.

•

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35 million of the Company’s outstanding shares. As of August 31, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan.

RESULTS OF OPERATIONS

Year Ended August 31, 2007 Compared with the Year Ended August 31, 2006

Net Sales

Net Sales by Segment	Fiscal Year Ended August 31,
(in thousands)	2007	2006	$ Change	% Change
Americas	$187,146	$186,769	$377	0%
Europe	96,485	79,101	17,384	22%
Asia-Pacific	24,185	21,046	3,139	15%

Total net sales	$307,816	$286,916	$20,900	7%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the increase in the Company’s sales. The current fiscal year results translated at last fiscal year’s exchange rates would have produced sales of $298.5 million, thus, the impact of the change in foreign currency exchange rates year over year positively affected fiscal year 2007 sales by $9.3 million, or 3%.

Net Sales by Product Line	Fiscal Year Ended August 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$216,300	$190,468	$25,832	14%
Household products	85,106	89,822	(4,716)	(5)%
Hand cleaners	6,410	6,626	(216)	(3)%

Total net sales	$307,816	$286,916	$20,900	7%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $148.9 million, or 48.4% of sales in fiscal year 2007, compared to $138.4 million, or 48.2% of sales in fiscal year 2006. Although gross margin percentage was slightly up, the Company continued to experience increases in costs of products, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products, as well as a change in product mix. The mix of products sold in fiscal year 2007 included an increased amount of higher cost promotional offerings. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

The increase in pricing of certain products worldwide, which occurred during last fiscal year’s third quarter, partially offset the rise in costs of products and added approximately 1.3% to gross margin percentage in fiscal year 2007 compared to fiscal year 2006. Although the price increases helped to mitigate the impact of rising costs on gross margin percentage, the benefit from the price increases was partially offset by the continued cost increases, as well as changes in product mix. In an effort to further reduce the impact of increased costs on gross margin percentage, the Company has begun to implement several cost savings projects. These projects were identified by a cost reduction team that is focused on gross margin improvement, which includes supply chain cost savings initiatives. Additionally, the Company believes that innovation will be a key factor in improving gross margin percentage in the long term.

The rise in costs of products was also partially offset by a decrease in advertising, promotional and other discounts, which are recorded as a reduction to sales. The decrease in advertising, promotional and other discounts positively impacted gross margin percentage by 0.5%. This decrease resulted from both timing and reductions in discounts offered during the fiscal year. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. The timing of these activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) in fiscal year 2007 increased to $78.5 million, or 25.5% of sales, from $71.8 million, or 25.0% of sales, in the prior fiscal year. The increase in SG&A was largely attributable to increases in employee-related costs, professional services costs, miscellaneous expenses and the impact of foreign currency translation. Certain employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $3.0 million versus the prior fiscal year as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. The increase in the above employee-related costs was partially offset by a $0.8 million decrease in bonus expense as several regions did not achieve profit and performance targets that had been met in the prior fiscal year. Costs for professional services increased $0.9 million primarily as a result of increased legal costs. Miscellaneous expenses increased $1.4 million, which included increased commissions, meeting expenses, travel costs and bad debt expense. Also contributing to the increase in SG&A was $2.4 million related to foreign currency exchange rates. Fiscal year 2007 SG&A expenses translated at last fiscal year’s exchange rates would have produced total SG&A expenses of $76.1 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs were $3.8 million in each of fiscal years 2007 and 2006. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $20.7 million in fiscal year 2007, up from $20.1 million in fiscal year 2006 and, as a percentage of sales, decreased to 6.7% in fiscal year 2007 from 7.0% in fiscal year 2006. The increase was related to increased consumer broadcast, print media and other advertising activities in the U.S., Europe and Australia.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In fiscal year 2007, the total promotional costs recorded as reductions to sales were $16.7 million versus $15.6 million in fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $37.4 million in fiscal year 2007 versus $35.7 million in fiscal year 2006.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $583,000 in fiscal year 2007, compared to $532,000 in the prior fiscal year. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $49.0 million, or 15.9% of sales in fiscal year 2007, compared to $46.0 million, or 16.0% of sales in fiscal year 2006. The increase in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $2.0 million compared to $3.5 million during the fiscal years ended August 31, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2006 and October 2005, as well as to increased interest income resulting from higher cash balances in fiscal year 2007 versus the prior fiscal year.

Other Income, net

Other income, net was $177,000 in fiscal year 2007 compared to $339,000 in the prior fiscal year, a decrease of $162,000, which was due to foreign currency exchange losses in fiscal year 2007 compared to foreign currency exchange gains in the prior fiscal year. Other income, net also includes rental income from VML Company L.L.C. The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Provision for Income Taxes

The provision for income taxes was 33.16% of income before income taxes in fiscal year 2007, a decrease from 34.41% in fiscal year 2006. The decrease in tax rate was primarily due to favorable rulings on foreign tax matters, a one-time benefit from the extraterritorial income (ETI) deduction from prior years and the impact of the expiration of federal statutes of limitations. These items created one-time benefits that totaled approximately $0.9 million in tax benefits. The Company does not anticipate tax benefits of this nature to be ongoing. Additionally, the tax benefit from municipal bond interest also contributed to the decrease in the fiscal year 2007 tax rate. The overall decrease in tax rate was partially offset by the impact of reduced low income housing credits and the phase out of the ETI deduction in the current fiscal year.

Net Income

Net income was $31.5 million, or $1.83 per common share on a fully diluted basis for the fiscal year ended August 31, 2007, compared to $28.1 million, or $1.66 per common share for the prior fiscal year. The change in foreign currency exchange rates year over year had a positive impact of $1.1 million on fiscal year 2007 net income. Fiscal year 2007 results translated at last fiscal year’s foreign currency exchange rates would have produced net income of $30.4 million.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2007 and 2006.

Americas

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$111,077	$102,732	$8,345	8%
Household products	70,775	78,553	(7,778)	(10)%
Hand cleaners	5,294	5,484	(190)	(3)%

Sub-total	$187,146	$186,769	$377	0%

% of consolidated	61%	65%

In the Americas, changes in foreign currency exchange rates compared to the prior fiscal year did not significantly impact fiscal year 2007 sales. The fiscal year 2007 results translated at last fiscal year’s exchange rates would have produced sales of $186.8 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2007 by approximately $0.3 million.

The increase in lubricant sales in the Americas during fiscal year 2007 compared to the prior fiscal year was the result of WD-40 sales growth in the U.S., Latin America and Canada where sales increased by 10%, 7% and 6%, respectively. The WD-40 sales increase in the U.S. was the result of increased promotional activity and the growth of the WD-40 Smart Straw. The WD-40 sales increase in Latin America was primarily the result of increased distribution, as well as increased promotions. The increase of WD-40 sales in Canada was the result of the growth of the WD-40 Smart Straw. Price increases implemented on certain products during the third quarter of fiscal year 2006 also contributed to the overall lubricant sales growth in the Americas in fiscal year 2007. The increase in WD-40 sales was partially offset by a decrease in 3-IN-ONE sales in the U.S., which was the result of lost distribution to a key customer.

Household product sales in fiscal year 2007 were down $7.8 million, or 10%, compared to fiscal year 2006 primarily due to declines in the U.S. Sales in the U.S. decreased by $7.5 million, or 10%, due to lower sales of Spot Shot, X-14, 2000 Flushes and Carpet Fresh. These declines were the result of several factors, including temporarily lost or decreased distribution compared to fiscal year 2006, declining categories and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales declined 7% in the U.S. during fiscal year 2007 compared to the prior fiscal year due to reduced sales to key customers, declines in the aerosol spot and stain category, significant competitor activity and reduced promotional activity. During the first quarter of the current fiscal year, a key customer temporarily replaced Spot Shot with seasonal items, which had not occurred in the prior fiscal year first quarter. The Company regained distribution with this customer during the second quarter of the current fiscal year. Additionally, certain promotional activity during the prior fiscal year was not repeated in fiscal year 2007. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. This decrease was partially offset by expanded distribution of the Spot Shot trigger product with a key customer and increased distribution in the grocery trade channel versus the prior fiscal year. The Spot Shot trigger product competes in the non-aerosol spot and stain category, which is larger than the aerosol spot and stain category. The Company has also committed both marketing and research and development resources to support and to create innovation for the Spot Shot brand to take advantage of key trends in the marketplace and expand its distribution base.

U.S. sales of the X-14 hard surface cleaners decreased 28% in fiscal year 2007 versus the prior fiscal year due primarily to lost distribution. In an effort to offset these losses and generate growth, the Company has invested significant time and resources researching and renovating the X-14 brand by repositioning the brand as the “bathroom expert” and repackaging the product line to better communicate and deliver product performance. This repositioning and repackaging was launched during the second quarter of fiscal year 2007 and will continue into the Company’s fiscal year 2008. The Company continues to commit additional marketing and research and development resources to support and to create innovation around the “bathroom expert” positioning.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 11% in fiscal year 2007 compared to fiscal year 2006 due to reduced distribution with a key customer, promotional timing and competitive innovation. The reduced distribution with a key customer was the result of the decline in sales velocity of in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, the Company has also committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

Sales of Carpet Fresh in the U.S. declined 6% in fiscal year 2007 compared to the prior fiscal year due to competitor activity, category declines in the mass retail and grocery trade channels, promotional timing and the timing of sales to a key customer versus the prior fiscal year. This decline was partially offset by expanded distribution with a key customer during the second quarter of the current fiscal year. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand, including new fragrances and packaging enhancements that were introduced throughout fiscal year 2007.

The Company’s U.S. household products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. The Company is addressing these challenges through its focus on innovation and the continued renovation of its household brands. The Company’s innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 3% in fiscal year 2007 compared to fiscal year 2006 as a result of decreased promotional activity. This decrease was partially offset by increased distribution to a key customer during the third quarter of fiscal year 2007. Although sales of heavy-duty hand cleaners decreased in fiscal year 2007, distribution remains consistent through the grocery trade and other classes of trade.

For the Americas, 86% of sales came from the U.S., and 14% came from Canada and Latin America in fiscal year 2007, compared to the distribution in fiscal year 2006, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$85,299	$69,742	$15,557	22%
Household products	11,186	9,359	1,827	20%

Sub-total	$96,485	$79,101	$17,384	22%

% of consolidated	31%	28%

For the fiscal year ended August 31, 2007, sales in Europe grew to $96.5 million, up $17.4 million, or 22%, over sales in the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year partially contributed to the increase in sales. Fiscal year 2007 results translated at last fiscal year’s exchange rates would have produced sales of $88.1 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected fiscal year 2007 sales by approximately $8.4 million, or 10%.

The countries where the Company sells through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 22% in fiscal year 2007 versus fiscal year 2006. Sales from these countries also accounted for 70% of the region’s sales in fiscal year 2007, down from 71% in the prior fiscal year. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year are as follows: the U.K., 15%; France, 23%; the German sales region, 30%; Spain/Portugal, 28%; and Italy, 26%. These direct sales markets are expected to continue to be important contributors to the region’s growth. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase.

The U.K. market benefited from sales growth of the 1001 brand and 3-IN-ONE. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac, as well as increased media support for the brand. The increase in 3-IN-ONE sales was due to the increased distribution of the 3-IN-ONE Professional line of products. The sales growth in France was the result of increased distribution of the WD-40 brand, including the WD-40 Smart Straw. Also contributing to the sales growth in France was increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased awareness and penetration of the WD-40 brand, the continued growth of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of increased distribution of the WD-40 brand, as well as the continued development of the WD-40 Smart Straw. Sales of 3-IN-ONE also contributed to the growth in

Spain/Portugal as a result of increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 23% in fiscal year 2007 versus the prior fiscal year. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 30% of the total Europe segment sales in fiscal year 2007, up from 29% in fiscal year 2006. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$19,924	$17,994	$1,930	11%
Household products	3,145	1,910	1,235	65%
Hand cleaners	1,116	1,142	(26)	(2)%

Sub-total	$24,185	$21,046	$3,139	15%

% of consolidated	8%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in fiscal year 2007 were $24.2 million, up $3.1 million, or 15%, compared to fiscal year 2006. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the increase in sales. Fiscal year 2007 results translated at last fiscal year’s exchange rates would have produced sales of $23.6 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2007 by approximately $0.6 million, or 3%.

Sales in Australia were up 29% in fiscal year 2007 compared to fiscal year 2006 due to sales growth of No Vac as a result of new product introductions, increased distribution and a television media campaign. No Vac continues to gain market share in Australia. Lubricant sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 8% in fiscal year 2007 compared to the prior fiscal year primarily due to increased WD-40 sales in China and increased promotional activity. Sales in China benefited from the development of direct sales activity. Historically, the Company has sold to Asia through third party marketing distributors. However, to help accelerate the growth in this region, the Company began direct operations in China in the current fiscal year. Sales across other parts of the Asian region were also up, including in the Philippines, Indonesia, Malaysia and Thailand. This region represents long-term growth potential for the Company.

Year Ended August 31, 2006 Compared with the Year Ended August 31, 2005

Net Sales

Net Sales by Segment	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Americas	$186,769	$176,106	$10,663	6%
Europe	79,101	68,353	10,748	16%
Asia-Pacific	21,046	18,768	2,278	12%

Total net sales	$286,916	$263,227	$23,689	9%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to fiscal year 2005 negatively impacted the growth of the Company’s sales. Fiscal year 2006 results translated at fiscal year 2005 exchange rates would have produced sales of $289.0 million, thus, the impact of the change in foreign currency exchange rates year over year negatively affected fiscal year 2006 sales by $2.1 million, or 1%.

Net Sales by Product Line	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$190,468	$174,084	$16,384	9%
Household products	89,822	82,237	7,585	9%
Hand cleaners	6,626	6.906	(280)	(4)%

Total net sales	$286,916	$263,227	$23,689	9%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $138.4 million, or 48.2% of sales in fiscal year 2006, compared to $129.4 million, or 49.2% of sales in fiscal year 2005. The decrease in the gross margin percentage was primarily attributable to the increase in cost of products sold. The increase in cost of products negatively affected gross margins in all of the Company’s regions. This increase was primarily due to the significant rise in costs for components and raw materials, including aerosol cans and petroleum-based products. Gross margin percentage was also negatively impacted during fiscal year 2006 as the Company incurred costs associated with impaired, slow-moving and reworked inventory. As a result, the Company focused on reducing excess inventory of certain products and offered significant discounts, which reduced the gross margin percentage. The discounts and costs associated with the impaired, slow-moving and reworked inventory negatively impacted the gross margin percentage by 0.4% in fiscal year 2006. The increase in cost of products sold and the costs associated with impaired, slow-moving and reworked inventory were partially offset by a decrease in advertising, promotional and other discounts, which positively impacted gross margin percentage by 0.3%. This decrease resulted from both timing and reductions in certain traditional advertising and promotional activities that had experienced declines in consumer response. Advertising, promotional and other discounts, which are recorded as a reduction to sales, include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. The timing of these activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

As the result of the continued trend of rising costs, the Company implemented price increases on certain products. The Company began to experience rising costs during the fourth quarter of fiscal year 2004 and has continued to experience further cost increases. To reduce the impact of these cost increases, the Company implemented price increases on certain products during the third quarter of fiscal year 2005. However, costs of components, raw materials and finished goods continued to rise since the third quarter of fiscal year 2005. As a result, the Company implemented additional price increases during the third quarter of fiscal year 2006. The increase in pricing of certain products worldwide added approximately 1.6% to gross margin percentage in fiscal year 2006 compared to fiscal year 2005.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased to $71.8 million in fiscal year 2006, up from $63.5 million in fiscal year 2005 and, as a percentage of sales, increased to 25.0% in fiscal year 2006 from 24.1% in fiscal year 2005. The increase in SG&A was largely attributable to increases in bonus expense, employee-related costs, stock-based compensation expense due to the adoption of a new accounting pronouncement, research and development costs, freight costs and professional services. Bonus expense increased $2.8 million versus fiscal year 2005, as many regions did not achieve profit and other performance expectations in fiscal year 2005, which resulted in a lower fiscal year 2005 bonus expense. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $1.9 million versus fiscal year 2005 as a result of annual compensation increases and additional staffing. Beginning in fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires the expensing of stock options. The adoption of this new accounting pronouncement resulted in a $1.8 million incremental increase in compensation expense during fiscal year 2006. Research and development costs increased $1.3 million due to increased new product development activity. Freight costs increased $0.6 million due to sales growth and increased fuel surcharges. The $0.7 million increase in professional services costs related to information technology, marketing, legal and tax-related consulting.

Also contributing to the increase in SG&A was $1.2 million of increased miscellaneous expenses such as depreciation and amortization, overhead expenses, insurance expenses, travel expenses and meeting expenses. These increases were partially offset by $1.0 million of decreased bad debt expense primarily related to recoveries of bad debt, including a preference claim, $0.4 million of decreased sales commissions and $0.1 million of decreased investor relations costs, as well as $0.5 million of foreign currency translation impact. Fiscal year 2006 SG&A expenses translated at fiscal year 2005 exchange rates would have produced total SG&A expenses of $72.3 million.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $20.1 million in fiscal year 2006, up from $17.9 million in fiscal year 2005 and, as a percentage of sales, increased to 7.0% in fiscal year 2006 from 6.8% in fiscal year 2005. In fiscal year 2005, marketing investment was concentrated in the first quarter. However, marketing investment in the U.S. was reduced during the remainder of fiscal year 2005 as the Company reevaluated the market dynamics and its strategies to determine which programs would be the most effective. In fiscal year 2006, the Company began to increase marketing investment in the second quarter and continued during the remainder of fiscal year 2006, as the Company aligned its advertising and sales promotion activities with the distribution of its current and new products.

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

Other Income, net

Other income, net was $339,000 in fiscal year 2006, compared to $578,000 in fiscal year 2005, a decrease of $239,000, which was due to reduced foreign currency exchange gains. Other income, net also includes rental income from VML Company, L.L.C. The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Provision for Income Taxes

The provision for income taxes was 34.41% of income before income taxes for fiscal 2006, a decrease from 35.15% in fiscal year 2005. The decrease in tax rate was due to the benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004, as well as foreign tax credits and the tax benefit of municipal bond interest. These tax benefits were partially offset by the impact of reduced low income housing credits, the growth of worldwide income and non-deductible stock-based compensation expense related to stock options granted to some non-U.S. taxpayers.

Net Income

Net income was $28.1 million, or $1.66 per common share on a fully diluted basis for the fiscal year ended August 31, 2006, compared to $27.8 million, or $1.65 per common share for the fiscal year ended August 31, 2005. The change in foreign currency exchange rates year over year had a negative impact of $0.2 million on fiscal year 2006 net income.

Segment Results

Following is a discussion of sales by region for the fiscal years ended August 31, 2006 and 2005.

Americas

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$102,732	$99,259	$3,473	3%
Household products	78,553	71,276	7,277	10%
Hand cleaners	5,484	5,571	(87)	(2)%

Sub-total	$186,769	$176,106	$10,663	6%

% of consolidated	65%	67%

Changes in foreign currency exchange rates compared to fiscal year 2005 positively impacted the growth of sales. The fiscal year 2006 results translated at fiscal year 2005 exchange rates would have produced sales of $185.8 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2006 by approximately $1.0 million.

The increase in lubricant sales in the Americas during fiscal year 2006 compared to fiscal year 2005 was the result of WD-40 sales growth in Canada and Latin America as sales increased by 12% and 23%, respectively. Growth in Canada was due to the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen. The WD-40 Smart Straw and the WD-40 No-Mess Pen were introduced in the third and fourth quarters of fiscal year 2005, respectively. Growth in Latin America was primarily due to increased promotional activity and new distribution. Price increases implemented during the fiscal year 2005 third quarter on certain products, as well as additional price increases implemented during the fiscal year 2006 third quarter, also contributed to the sales growth in the Americas in fiscal year 2006. In the U.S., WD-40 sales increased 1%, as sales growth from the launch of the WD-40 Smart Straw and price increases were largely offset by decreased sales as a result of a large promotion in fiscal year 2005 not repeated in fiscal year 2006.

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

Spot Shot sales increased 11% in the U.S. during fiscal year 2006 as compared to fiscal year 2005 due to increased promotional activities with key customers and sales from new products, Spot Shot Pro and Spot Shot with a trigger format. Additionally, during most of fiscal year 2005, Spot Shot experienced decreased sales as a result of a key U.S. customer temporarily replacing Spot Shot with competitor products as it performed competitor sales testing. Although Spot Shot was successful and maintained distribution, these tests caused sales to be lower in fiscal year 2005.

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

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were up 4% in fiscal year 2006 compared to fiscal year 2005 due to increased promotional activities performed by the Company, as well as promotional activities performed by a key customer.

Sales of heavy-duty hand cleaners for the Americas decreased 2% in fiscal year 2006 compared to fiscal year 2005. Although sales of heavy-duty hand cleaners decreased slightly, distribution remained consistent through the grocery trade and other classes of trade.

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

For the fiscal year ended August 31, 2006, sales in Europe grew to $79.1 million, up $10.7 million, or 16%, over sales in fiscal year 2005. Changes in foreign currency exchange rates compared to fiscal year 2005 partially offset the growth of sales. Fiscal year 2006 results translated at fiscal year 2005 exchange rates would have produced sales of $82.0 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year negatively affected the fiscal year 2006 sales by approximately $2.9 million, or 4%.

The countries where the Company sells through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark, Austria and Switzerland. Sales from these countries increased 15% in fiscal year 2006 versus fiscal year 2005. Sales from these countries also accounted for 71% of the region’s sales in both fiscal year 2006 and 2005. Percentage increases in sales in U.S. dollars across the various parts of the region over fiscal year 2005 were as follows: the U.K., 11%; France, 16%; the German sales region, 23%; Spain/Portugal, 7%; and Italy, 21%.

The U.K. market benefited from sales growth of WD-40, 3-IN-ONE and 1001 Carpet Fresh No Vac. WD-40 sales were up 15% in fiscal year 2006 compared to fiscal year 2005 due to increased promotional activities, increased distribution and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen, as well as price increases on certain products during fiscal year 2006. Sales of 3-IN-ONE increased 14% as a result of the growth of the 3-IN-ONE Professional line of products, introduction of 3-IN-ONE aerosol and promotions with key customers. 1001 Carpet Fresh No Vac was able to achieve sales growth of 38% versus fiscal year 2005 as a result of increased distribution and awareness, as well as media investment. The sales growth in France was the result of the introduction of the WD-40 Smart Straw and the WD-40 No-Mess Pen and increased sales of 3-IN-ONE. The increase in 3-IN-ONE sales in France was due to increased distribution and penetration of the 3-IN-ONE Professional products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark, Austria and Switzerland, was the result of increased awareness and penetration of the WD-40 brand, the introduction of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the launch of the WD-40 Smart Straw and the No-Mess Pen, which was launched under the 3-IN-ONE brand. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the launch of the WD-40 Smart Straw and the WD-40 No-Mess Pen.

In the countries in which the Company sells through local distributors, sales increased 18% in fiscal year 2006 versus fiscal year 2005. The sales growth in the distributor markets was the result of the continued growth in Eastern Europe and the Middle East. The distributor market accounted for approximately 29% of the total Europe segment sales in both fiscal year 2006 and 2005.

Asia-Pacific

Net Sales	Fiscal Year Ended August 31,
(in thousands)	2006	2005	$ Change	% Change
Lubricants	$17,994	$15,398	$2,596	17%
Household products	1,910	2,053	(143)	(7)%
Hand cleaners	1,142	1,317	(175)	(13)%

Sub-total	$21,046	$18,768	$2,278	12%

% of consolidated	7%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in fiscal year 2006 were $21.0 million, up $2.3 million, or 12%, compared to fiscal year 2005. Changes in foreign currency exchange rates compared to fiscal year 2005 did not significantly impact fiscal year 2006 sales. Asia-Pacific sales benefited primarily from increased lubricant sales across the region.

Sales in Australia were up 3% fiscal year 2006 as compared to fiscal year 2005 due to increased sales of WD-40, 3-IN-ONE and No Vac. WD-40 sales were up due to increased promotional activities and the launch of the WD-40 No-Mess Pen. 3-IN-ONE sales were up due to the launch of new products. No Vac sales increased as it continued to gain market share in Australia. These increases were partially offset by decreased sales of Solvol. Solvol sales were down 14% in fiscal year 2006 versus fiscal year 2005 as a result of reduced distribution to a key customer.

Sales in Asia were up 17% in fiscal year 2006 compared to fiscal year 2005 due to increased WD-40 sales to customers across the Asian region, including Taiwan, China, Indonesia, Japan, Singapore, Hong Kong and India, as the Company continued to expand into this region. Sales of 3-IN-ONE also contributed to the increase in Asia as a result of the launch of a new product in some markets. The increase in lubricant sales was partially offset by a decrease in sales of No Vac due to slower sales velocity in Japan.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, the Company had $53.6 million remaining on an original $75 million, 7.28% fixed-rate term loan. The loan matures in 2011, with the third principal payment of $10.7 million having been made after the close of the fiscal year on October 18, 2007, and subsequent payments in similar amounts due each October 18th for four years thereafter.

Under the fixed-rate term loan, the Company is required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s stock option plan.

A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00.

The term loan agreement also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions and make certain loan advances and investments.

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

The Company is in compliance with all debt covenants as required by the term loan agreement.

The Company’s cash balance has not been used to prepay the term loan due to certain prepayment penalties under the loan agreements.

The Company’s primary source of funds is cash flow from operations, which is expected to provide sufficient funds to meet both short and long-term operating needs, as well as future dividends, which are determined on a quarterly basis.

For the fiscal year ended August 31, 2007, cash and cash equivalents increased by $15.9 million, from $45.2 million at the end of fiscal year 2006 to $61.1 million at August 31, 2007. Operating cash flow of $51.7 million was offset by cash used in investing activities of $2.2 million and cash used in financing activities of $34.1 million.

Current assets increased by $15.0 million to $130.6 million at August 31, 2007, up from $115.5 million at August 31, 2006. Accounts receivable increased to $47.2 million, up $2.7 million from $44.5 million at August 31, 2006, as a result of the timing of sales. Inventory decreased to $13.2 million, down $2.1 million from $15.3 million at August 31, 2006 due to timing. Other current assets decreased by $1.4 million to $3.5 million at August 31, 2007, down from $4.9 million at August 31, 2006 due to the timing of prepaid expenses and the reduction of federal income taxes receivable as the Company received tax refunds for amended returns from prior years.

Current liabilities were $53.9 million at August 31, 2007, up from $43.7 million at August 31, 2006. Accounts payable and accrued liabilities increased by $12.7 million due to timing of payments and higher sales levels in the fourth quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006. Accrued payroll and related expenses were down $0.6 million primarily due to a decreased bonus accrual as several regions did not achieve profit and performance targets that had been met in the prior fiscal year. Income taxes payable was down $1.9 million due to the timing of payments for federal income taxes.

At August 31, 2007, working capital increased to $76.7 million, up $4.8 million from $71.9 million at the end of fiscal year 2006. The current ratio was 2.4 at August 31, 2007, down from 2.6 at August 31, 2006.

Net cash provided by operating activities for the fiscal year ended August 31, 2007 was $51.7 million. This amount consisted of $31.5 million from net income with an additional $7.1 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity earnings from VML Company L.L.C. (VML) and stock-based compensation, along with $13.0 million related to changes in the working capital as described above and changes in other long-term liabilities.

Net cash used in investing activities for the fiscal year ended August 31, 2007 was $2.2 million. The Company purchased and sold $224.7 million of short-term investments, which consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $2.6 million were primarily in the areas of computer hardware and software, buildings and improvements, furniture and fixtures and vehicle replacements.

For fiscal year 2007, net cash used in financing activities included a $10.7 million principal payment on debt in October 2006, $16.6 million of dividend payments and $17.3 million for purchases of 500,000 shares of common stock held in treasury, partially offset by $9.8 million in proceeds from the exercise of common stock options and $0.7 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the second principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan.

Under the share buy-back plan approved by the Company’s Board of Directors on March 27, 2007, the Company is authorized to acquire up to $35.0 million of the Company’s outstanding shares. As of August 31, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan. Further disclosures associated with stock repurchased during fiscal year 2007 are included under Note 4 of the Consolidated Financial Statements and in Part II, Item 5 of this report.

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

On October 4, 2007, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 31, 2007 to shareholders of record on October 18, 2007. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The following schedule summarizes the Company’s contractual obligations and commitments to make future payments as of August 31, 2007:

Contractual Obligations:	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Total debt	$53,571,000	$10,714,000	$21,428,000	$21,429,000	$—
Interest payments on debt	8,775,000	3,315,000	4,290,000	1,170,000	—
Operating leases	3,095,000	1,461,000	1,386,000	238,000	10,000
Marketing and other commitments	2,039,000	1,163,000	876,000	—	—
Capital expenditure commitments	2,019,000	2,019,000	—	—	—

Total contractual cash obligations	$69,499,000	$18,672,000	$27,980,000	$22,837,000	$10,000

The following summarizes other commercial commitments as of August 31, 2007:

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

•

In addition to the commitments to purchase products from contract manufacturers described above, the Company has also entered into commitments with other manufacturers to purchase finished goods and components of $1.1 million in fiscal year 2008.

•

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of $141,000 in fiscal year 2008 and $84,000 in each of fiscal years 2009 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $2.0 million as of August 31, 2007.

STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment.” Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal years 2007 and 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in more detail in Note 10—Stock-based Compensation, included in the Notes to Consolidated Financial Statements under Part IV—Item 15.

As a result of the adoption of SFAS No. 123R, the Company’s net income included $1.8 million of compensation expense for each of the fiscal years ended August 31, 2007 and 2006; and $0.6 million and $0.5 million of income tax benefits in fiscal years ended August 31, 2007 and 2006, respectively, related to the Company’s stock options. For the fiscal year ended August 31, 2005, there was no compensation expense or corresponding income tax benefits related to stock options included in net income.

As of August 31, 2007, there was $1.8 million and $0.3 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.8 years and 3.0 years, respectively.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option valuation model with the assumptions described in Note 10 to the Consolidated Financial Statements.

For fiscal year 2008, the Company will continue to grant stock options to employees. The Company has also evaluated the use of other forms of long-term stock-based compensation arrangements. The Board of Directors has approved a policy for compensation of non-employee directors effective in calendar year 2008 that, subject to stockholder approval, includes the award of restricted stock units. As with all compensation arrangements, the award of stock-based compensation is subject to periodic review.

Readers are also directed to refer to Note 10 - Stock-based Compensation, included in the Notes to Consolidated Financial Statements under Part IV - Item 15.

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

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risk of loss and title pass. Management must make judgments and certain assumptions in the determination of when delivery occurs. Through an analysis of end-of-period shipments, the Company determines an average time of transit that is used to estimate the time of delivery. Differences in judgments or estimates, such as the lengthening or shortening of the estimated delivery time used, could result in material differences in the timing of revenue recognition. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

Accounting for Sales Incentives

The Company records sales incentives as a reduction of sales in its consolidated statements of operations. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailers’ stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive liabilities requires the Company to use judgment for estimates that include current and past trade-promotion spending patterns, status of trade-promotional activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the estimated rate. If the Company’s accrual estimates for sales incentives at August 31, 2007 were to differ by 10%, the impact on net sales would be approximately $0.5 million.

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

During the second quarter of fiscal year 2007, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on future discounted cash flows compared to related book values. Based on this review, the Company determined that there were no instances of impairment. If the fair values of the Company’s goodwill and intangible assets, as calculated during the annual impairment test, were reduced by 10%, there would still be no instances of impairment.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating SFAS No. 157 to determine the impact, if any, on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently evaluating the impact that the implementation of FIN 48 may have on the Company’s consolidated results of operations and financial position.

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million for the fiscal year ended August 31, 2007, equity losses of $0.1 million for the fiscal year ended August 31, 2006 and equity earnings of $0.4 million for the fiscal year ended August 31, 2005.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of August 31, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $19.1 million, $41.0 million and $38.4 million during the fiscal years ended August 31, 2007, 2006 and 2005, respectively. The Company had product payables to VML of $1.5 million and $0.5 million at August 31, 2007 and 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2007, 2006 and 2005.

During the fourth quarter of fiscal year 2006, the Company acquired $2.0 million of inventory from VML. The inventory purchased from VML consisted of certain finished goods that had been acquired from other manufacturers on behalf of the Company. As the Company transitioned to direct acquisition of these finished goods, it acquired the remaining inventory at VML.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for lubricants, household products and heavy-duty hand cleaners in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A.

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

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company’s U.K. subsidiary utilizes foreign currency forward contracts in accordance with SFAS No. 52, “Foreign Currency Translation,” to limit its exposure on converting cash and accounts receivable balances maintained in non-functional currencies. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign currency forward contracts are designated as hedges.

Interest Rate Risk

As of August 31, 2007, the Company had $53.6 million remaining on an original $75 million, 7.28% fixed-rate term loan. As a result of the fixed interest rate on the term loan, the Company is not currently exposed to interest rate risk.

ITEM 8 – Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2007 and 2006 and for each of the three years in the period ended August 31, 2007, and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K in Item 15.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ended August 31, 2007. Amounts are presented in thousands, except for earnings per share data.

QUARTER ENDED:	NET SALES	GROSS PROFIT	NET INCOME	DILUTED EARNINGS PER COMMON SHARE
November 30, 2005	$67,215	$32,314	$7,513	$0.45
February 28, 2006	71,480	34,276	7,231	0.43
May 31, 2006	73,052	35,419	7,046	0.42
August 31, 2006	75,169	36,391	6,322	0.37

	$286,916	$138,400	$28,112	$1.66	(1)

November 30, 2006	$71,956	$34,473	$5,694	$0.33
February 28, 2007	79,331	39,038	8,939	0.52
May 31, 2007	77,581	36,867	7,644	0.44
August 31, 2007	78,948	38,484	9,257	0.54

	$307,816	$148,862	$31,534	$1.83

(1) Amounts in table may not total due to rounding.

ITEM 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2007, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our

Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of August 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2007, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B	– Other Information

Not applicable.

PART III

ITEM 10 – Directors and Executive Officers of the Registrant

Certain information required by this item is set forth under the captions “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Compensation Committee Interlocks and Insider Participation,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2007 Annual Meeting of Stockholders on December 11, 2007 (the Proxy Statement), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this Annual Report on Form 10-K under the heading, “Executive Officers of the Registrant” following Item 4 of Part I.

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

ITEM 11 – Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the headings “Board of Directors Compensation”, “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Supplemental Death and Retirement Benefit Plans” and “Change of Control Severance Agreements.”

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Equity compensation plans approved by security holders	1,238,574	$28.91	1,037,160	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	1,238,574	$28.91	1,037,160

(1)	Includes 14,493 shares available pursuant to the Company’s 1999 Non-Employee Director Restricted Stock Plan.

Non-Employee Director Restricted Stock Plan

On October 28, 2003, the Board of Directors adopted the Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan. The plan was approved by the Company’s stockholders at the annual meeting of stockholders held on December 16, 2003. Pursuant to the plan and the director compensation policy in effect for 2007, shares were issued to non-employee directors of the Company in lieu of cash compensation of up to $32,000 according to an election to be made by the director by November 30 of the prior year. A director who held shares of the Company having a value of at least $50,000 may have elected to receive his or her annual director’s fee entirely in cash. Otherwise, directors would have elected to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000, $27,500 or $32,000. The restricted shares were issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares issued was equal to the amount of compensation to be paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

ITEM 13 – Certain Relationships and Related Transactions

Not Applicable.

ITEM 14 – Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 – Exhibits and Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(2)	Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(l) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 15(b)).

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant.

10(b)	Form of Amended and Restated WD-40 Company Supplemental Retirement Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2007, Exhibit 10(a) thereto.

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors.

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan incorporated by reference from the Registrant’s Proxy Statement filed on November 4, 2003 (appendix thereto).

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(a) thereto.

Exhibit
No.	Description

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(b) thereto.

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(c) thereto.

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(d) thereto.

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(e) thereto.

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(f) thereto.

10(l)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2007, Exhibit 10(a) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ MICHAEL J. IRWIN
MICHAEL J. IRWIN
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)
Date 10/25/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAY REMBOLT
JAY REMBOLT
Vice President of Finance, Controller
(Principal Accounting Officer)
Date 10/25/07

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 10/25/07

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/22/07

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/22/07

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date 10/22/07

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/22/07

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/22/07

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 10/22/07

/s/ GARY L. LUICK
GARY L. LUICK, Director
Date 10/22/07

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 10/22/07

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/22/07

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1) present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2007 and August 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for share-based payments during the year ended August 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California

October 24, 2007

i

WD-40 Company

Consolidated Balance Sheets

August 31, 2007 and 2006

	August 31, 2007	August 31, 2006
Assets
Current assets:
Cash and cash equivalents	$61,078,000	$45,206,000
Trade accounts receivable, less allowance for doubtful accounts of $369,000 and $762,000	47,204,000	44,491,000
Product held at contract packagers	1,447,000	1,385,000
Inventories	13,208,000	15,269,000
Current deferred tax assets, net	4,145,000	4,331,000
Other current assets	3,489,000	4,858,000

Total current assets	130,571,000	115,540,000

Property, plant and equipment, net	8,811,000	8,940,000
Goodwill	96,409,000	96,118,000
Other intangibles, net	42,543,000	42,722,000
Investment in related party	1,015,000	972,000
Other assets	3,837,000	4,183,000

	$283,186,000	$268,475,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	21,854,000	11,287,000
Accounts payable to related party	1,506,000	463,000
Accrued liabilities	12,780,000	11,678,000
Accrued payroll and related expenses	6,906,000	7,485,000
Income taxes payable	97,000	2,040,000

Total current liabilities	53,857,000	43,667,000

Long-term debt	42,857,000	53,571,000
Deferred employee benefits and other long-term liabilities	2,195,000	1,895,000
Long-term deferred tax liabilities, net	16,005,000	13,611,000

Total liabilities	114,914,000	112,744,000

Commitments and contingencies (Notes 6, 7, 8 and 13)
Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,883,299 and 17,510,668 shares issued; and 16,848,601 and 16,975,970 shares outstanding	18,000	17,000
Paid-in capital	74,836,000	62,322,000
Retained earnings	118,260,000	103,335,000
Accumulated other comprehensive income	7,504,000	5,083,000
Common stock held in treasury, at cost (1,034,698 and 534,698 shares)	(32,346,000)	(15,026,000)

Total shareholders’ equity	168,272,000	155,731,000

	$283,186,000	$268,475,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Operations

For the Fiscal Years Ended August 31, 2007, 2006 and 2005

	2007	2006	2005
Net sales	$307,816,000	$286,916,000	$263,227,000
Cost of products sold (including cost of products acquired from related party of $19,067,000, $41,004,000 and $38,384,000 for fiscal years 2007, 2006 and 2005, respectively)	158,954,000	148,516,000	133,833,000

Gross profit	148,862,000	138,400,000	129,394,000

Operating expenses:
Selling, general and administrative	78,520,000	71,767,000	63,529,000
Advertising and sales promotion	20,743,000	20,079,000	17,893,000
Amortization of intangible asset	583,000	532,000	552,000

	99,846,000	92,378,000	81,974,000

Income from operations	49,016,000	46,022,000	47,420,000

Other (expense) income:
Interest expense, net of interest income of $2,093,000, $1,394,000 and $1,034,000 in fiscal years 2007, 2006 and 2005, respectively	(2,018,000)	(3,503,000)	(5,133,000)
Other income, net	177,000	339,000	578,000

Income before income taxes	47,175,000	42,858,000	42,865,000
Provision for income taxes	15,641,000	14,746,000	15,067,000

Net income	$31,534,000	$28,112,000	$27,798,000

Earnings per common share:
Basic	$1.85	$1.67	$1.67

Diluted	$1.83	$1.66	$1.65

Weighted average common shares outstanding, basic	17,077,870	16,784,473	16,629,057

Weighted average common shares outstanding, diluted	17,271,242	16,912,355	16,807,399

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

For the Fiscal Years Ended August 31, 2007, 2006 and 2005

	Common Stock		Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount					Shares	Amount
Balance at August 31, 2004	17,089,015	$17,000	$49,616,000	$—	$76,152,000	$1,659,000	534,698	$(15,026,000)	$112,418,000
Issuance of common stock upon exercise of options	128,567		2,839,000						2,839,000
Tax benefit from exercise of stock options			377,000						377,000
Issuance of restricted common stock	4,828		158,000	(158,000)					—
Amortization of unearned stock-based compensation—restricted stock				22,000					22,000
Cash dividends ($0.84 per share)					(13,967,000)				(13,967,000)
Foreign currency translation adjustment, net of tax ($16,000)						579,000			579,000	$579,000
Net income					27,798,000				27,798,000	27,798,000

Balance at August 31, 2005	17,222,410	17,000	52,990,000	(136,000)	89,983,000	2,238,000	534,698	(15,026,000)	130,066,000	$28,377,000

Issuance of common stock upon exercise of options	282,159		7,018,000						7,018,000
Stock-based compensation expense—stock options			1,775,000						1,775,000
Tax benefit from exercise of stock options			614,000						614,000
Reclass of unearned stock-based compensation related to the									—
restricted stock upon adoption of SFAS No. 123R			(136,000)	136,000
Issuance of restricted common stock	6,099								—
Amortization of unearned stock-based compensation—restricted stock			61,000						61,000
Cash dividends ($0.88 per share)					(14,760,000)				(14,760,000)
Foreign currency translation adjustment, net of tax benefit $560,000						2,845,000			2,845,000	$2,845,000
Net income					28,112,000				28,112,000	28,112,000

Balance at August 31, 2006	17,510,668	17,000	62,322,000	—	103,335,000	5,083,000	534,698	(15,026,000)	155,731,000	$30,957,000

Issuance of common stock upon exercise of options	368,735	1,000	9,753,000						9,754,000
Stock-based compensation expense—stock options			1,820,000						1,820,000
Tax benefit from exercise of stock options			842,000						842,000
Issuance of restricted common stock	3,896								—
Amortization of unearned stock-based compensation—restricted stock			99,000						99,000
Cash dividends ($0.97 per share)					(16,609,000)				(16,609,000)
Acquisition of treasury stock							500,000	(17,320,000)	(17,320,000)
Foreign currency translation adjustment,									—
net of tax ($51,000)						2,510,000			2,510,000	$2,510,000
Adjustment to initially apply SFAS No. 158, net of tax ($53,000)						(89,000)			(89,000)
Net income					31,534,000				31,534,000	31,534,000

Balance at August 31, 2007	17,883,299	$18,000	$74,836,000	$—	$118,260,000	$7,504,000	1,034,698	$(32,346,000)	$168,272,000	$34,044,000

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Cash Flows

For the Fiscal Years Ended August 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$31,534,000	$28,112,000	$27,798,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,649,000	3,467,000	3,007,000
Gains on sales and disposals of property and equipment	(23,000)	(38,000)	(24,000)
Deferred income tax expense	2,336,000	1,396,000	3,474,000
Tax benefit from exercise of stock options	—	—	377,000
Excess tax benefits from exercise of stock options	(741,000)	(503,000)	—
Distributions received and equity (earnings) losses from related party, net	(43,000)	140,000	(180,000)
Stock-based compensation	1,919,000	1,836,000	22,000
Changes in assets and liabilities:
Trade accounts receivable	(1,365,000)	1,146,000	(3,635,000)
Product held at contract packagers	(62,000)	429,000	161,000
Inventories	2,392,000	(6,889,000)	(1,655,000)
Other assets	1,362,000	1,976,000	(970,000)
Accounts payable and accrued expenses	10,388,000	(1,621,000)	3,262,000
Accounts payable to related party	1,043,000	(1,481,000)	14,000
Income taxes payable	(984,000)	147,000	(125,000)
Deferred employee benefits and other long-term liabilities	246,000	80,000	38,000

Net cash provided by operating activities	51,651,000	28,197,000	31,564,000

Cash flows from investing activities:
Purchases of short-term investments	(224,675,000)	(31,675,000)	—
Sales of short-term investments	224,675,000	31,675,000	—
Proceeds from collections on note receivable	25,000	125,000	50,000
Capital expenditures	(2,561,000)	(2,947,000)	(3,101,000)
Proceeds from sales of property and equipment	319,000	267,000	162,000

Net cash used in investing activities	(2,217,000)	(2,555,000)	(2,889,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)	(10,000,000)
Proceeds from issuance of common stock	9,754,000	7,018,000	2,839,000
Excess tax benefits from exercise of stock options	741,000	503,000	—
Treasury stock purchases	(17,320,000)	—	—
Dividends paid	(16,609,000)	(14,760,000)	(13,967,000)

Net cash used in financing activities	(34,148,000)	(17,953,000)	(21,128,000)

Effect of exchange rate changes on cash and cash equivalents	586,000	397,000	140,000

Increase in cash and cash equivalents	15,872,000	8,086,000	7,687,000

Cash and cash equivalents at beginning of year	45,206,000	37,120,000	29,433,000

Cash and cash equivalents at end of year	$61,078,000	$45,206,000	$37,120,000

Supplemental disclosure of cash flow information:

Cash paid for interest and bank fees	$4,118,000	$4,813,000	$5,993,000
Cash paid for income taxes, net of tax refunds received	$13,501,000	$11,016,000	$10,366,000

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies

The Company

WD-40 Company (the Company), headquartered in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes ® automatic toilet bowl cleaner, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 9 percent of the Company’s consolidated net sales during each of fiscal years 2007, 2006 and 2005. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of fiscal years 2007, 2006 and 2005.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Short-term Investments

Periodically, the Company invests in short-term investments. These short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. As of August 31, 2007 and 2006, the Company did not carry any short-term investments.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

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

The following are the changes in the allowance for doubtful accounts during the fiscal years ended August 31, 2007, 2006 and 2005.

Allowance for doubtful accounts	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Year ended August 31, 2005	$842,000	$588,000	$654,000	$776,000

Year ended August 31, 2006	$776,000	$601,000	$615,000	$762,000

Year ended August 31, 2007	$762,000	$585,000	$978,000	$369,000

*	Write off (recoveries) of doubtful accounts

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.6 million, $2.3 million and $2.0 million in fiscal years 2007, 2006 and 2005, respectively. These amounts include factory depreciation expense recognized as cost of products sold totaling $0.8 million, $0.7 million and $0.5 million in fiscal years 2007, 2006 and 2005, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.2 million during each of the fiscal years ended August 31, 2007 and 2006 and $0.3 million during the fiscal year ended August 31, 2005. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.4 million for each of the fiscal years ended August 31, 2007, 2006 and 2005.

Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required.

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model, which is a two-step process. First, the impairment model requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company tests for impairment of intangible assets with indefinite useful lives in accordance with SFAS No. 142 based on discounted future cash flows compared to the related book values. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates.

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

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing parties, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No material impairments have been identified by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, trade receivables, accounts payable, debt and foreign currency exchange contracts. Periodically, the Company’s financial instruments may also include short-term investments. The carrying amounts of these instruments, with the exception of debt, approximate fair value because of the short maturities or variable interest rates.

The fair value of the Company’s debt was approximately $55.8 million and $66.8 million at August 31, 2007 and 2006, respectively. The fair value of the Company’s debt is based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include operating and money market accounts and, periodically, auction-rate securities. The Company’s accounts receivable are primarily derived from customers located in North America, South America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers, as well as insuring its accounts receivable in selected markets.

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risk of loss and title pass. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

The Company records sales incentives as a reduction of sales in its consolidated statements of operations. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in the retailers’ stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Cost of Products Sold

The components of cost of products sold primarily include the cost of products manufactured on the Company’s behalf by its contract packagers, net of volume and other rebates. The costs to manufacture WD-40 concentrate are also included in cost of products sold, which include direct labor, direct materials and supplies; in-bound

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

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

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $16.4 million, $16.3 million and $15.8 million in fiscal years 2007, 2006 and 2005, respectively.

Advertising and Sales Promotion Expenses

The Company’s policy is to expense advertising and sales promotion expenses as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon insertion, consumer promotion, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $3.8 million for each of the fiscal years ended 2007 and 2006, and $2.5 million for the fiscal year ended 2005. These expenses include general research and development activities, as well as internal staff, overhead, design testing, market research and consultants.

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

x

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statements of operations as other (expense) income. Aggregate foreign currency transaction (losses) gains were ($38,000), $110,000 and $387,000 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2007, the Company had approximately $6.4 million of foreign currency forward contracts outstanding, which mature starting in September 2007 and continue to mature through December 2007. The amount of net realized and unrealized gains and losses on the foreign currency forward contracts was not material for all periods presented.

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

Stock-based Compensation

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal years 2007 and 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed in Note 10 in more detail.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating SFAS No. 157 to determine the impact, if any, on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently evaluating the impact that the implementation of FIN 48 may have on the Company’s consolidated results of operations and financial position.

2.	Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the fiscal year 2007 second quarter, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the fiscal years ended August 31, 2007 and 2006 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$85,628,000	$9,018,000	$1,212,000	$95,858,000
Translation adjustments	39,000	221,000	—	260,000

Balance as of August 31, 2006	85,667,000	9,239,000	1,212,000	96,118,000
Translation adjustments	42,000	248,000	1,000	291,000

Balance as of August 31, 2007	$85,709,000	$9,487,000	$1,213,000	$96,409,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in the carrying amounts of indefinite-lived intangibles by segment for the fiscal years ended August 31, 2007 and 2006 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$35,700,000	$3,656,000	$—	$39,356,000
Translation adjustments	—	206,000	—	206,000

Balance as of August 31, 2006	35,700,000	3,862,000	—	39,562,000
Translation adjustments	—	231,000		231,000

Balance as of August 31, 2007	$35,700,000	$4,093,000	$—	$39,793,000

Definite-lived Intangible Assets

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships acquired in the fiscal year 2004 acquisition of the 1001 line of products.

This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related amortization:

	As of August 31,
	2007	2006
Gross carrying amount	$4,800,000	$4,528,000
Accumulated amortization	(2,050,000)	(1,368,000)

Net carrying amount	$2,750,000	$3,160,000

	Year Ended August 31,
	2007	2006	2005
Amortization expense	$583,000	$532,000	$552,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Fiscal year 2008	$600,000
Fiscal year 2009	600,000
Fiscal year 2010	600,000
Fiscal year 2011	600,000
Thereafter	350,000

$2,750,000

Changes in the carrying amounts of definite-lived intangibles by segment for the fiscal years ended August 31, 2007 and 2006 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2005	$—	$3,528,000	$—	$3,528,000
Amortization	—	(532,000)	—	(532,000)

Translation adjustments	—	164,000	—	164,000

Balance as of August 31, 2006	—	3,160,000	—	3,160,000
Amortization	—	(583,000)	—	(583,000)

Translation adjustments	—	173,000	—	173,000

Balance as of August 31, 2007	$—	$2,750,000	$—	$2,750,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

3.	Selected Financial Statement Information

	As of August 31,
	2007	2006
Inventories
Raw materials and components	$1,004,000	$1,110,000
Work-in-process	1,455,000	2,196,000
Finished goods	10,749,000	11,963,000

	$13,208,000	$15,269,000

Other Current Assets
Prepaid expenses and other	$3,459,000	$4,229,000
Federal income taxes receivable	30,000	629,000

	$3,489,000	$4,858,000

Property, Plant and Equipment, net
Land	$597,000	$583,000
Buildings and improvements	4,559,000	4,196,000
Furniture and fixtures	1,129,000	1,090,000
Computer and office equipment	3,937,000	3,513,000
Software	3,647,000	3,207,000
Machinery, equipment and vehicles	7,663,000	7,135,000

	21,532,000	19,724,000
Less: accumulated depreciation	(12,721,000)	(10,784,000)

	$8,811,000	$8,940,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,938,000	$6,854,000
Other	4,842,000	4,824,000

	$12,780,000	$11,678,000

Accrued Payroll and Related Expenses
Accrued bonus	$3,185,000	$3,928,000
Accrued profit sharing	1,402,000	1,404,000
Accrued payroll	1,265,000	1,141,000
Accrued payroll taxes	832,000	779,000
Other	222,000	233,000

	$6,906,000	$7,485,000

4.	Stock Repurchase Plan

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35.0 million of the Company’s outstanding shares. As of August 31, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

5.	Earnings per Common Share

The schedule below summarizes the elements included in the calculation of basic and diluted earnings per common share for the fiscal years ended August 31, 2007, 2006 and 2005.

	Year Ended August 31,
	2007	2006	2005
Net income	$31,534,000	$28,112,000	$27,798,000

Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	17,077,870	16,784,473	16,629,057
Weighted average dilutive securities	193,372	127,882	178,342

Weighted average common shares outstanding, diluted	17,271,242	16,912,355	16,807,399

Weighted average options outstanding totaling 243,177, 359,507 and 270,455 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted EPS, as the options have an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. For the fiscal year ended August 31, 2007, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method. For the fiscal year ended August 31, 2006, weighted average options outstanding totaling 198,585 were also excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options.

6.	Long-term Debt

Long-term debt is comprised of the following:

	As of August 31,
	2007	2006
Total debt	$53,571,000	$64,285,000
Less: current portion	(10,714,000)	(10,714,000)

Long-term debt	$42,857,000	$53,571,000

As of August 31, 2007, the Company had $53.6 million remaining on an original $75 million, 7.28% fixed-rate term loan financed through Prudential Capital. The $75 million term loan, which originated in October 2001, has a 10-year term and required interest-only payments for the first three years.

The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s stock option plan. A consolidated fixed charge coverage ratio greater than 1.20:1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

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

The term loan agreement also limits the Company’s ability, without prior approval from the Company’s lenders, to incur additional unsecured indebtedness, sell, lease or transfer assets, place liens on properties, complete certain acquisitions, mergers or consolidations, enter into guarantee obligations, enter into related party transactions and make certain loan advances and investments.

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

The Company is in compliance with all debt covenants as required by the term loan agreement.

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Year ending August 31,	2008	$10,714,000
	2009	10,714,000
	2010	10,714,000
	2011	10,714,000
	2012	10,715,000

	Total	$53,571,000

7.	Related Parties

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

Under Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” VML qualifies as a variable interest entity, and it has been determined

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $0.1 million for the fiscal year ended August 31, 2007, equity losses of $0.1 million for the fiscal year ended August 31, 2006 and equity earnings of $0.4 million for the fiscal year ended August 31, 2005.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of August 31, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2006 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $19.1 million, $41.0 million and $38.4 million during the fiscal years ended August 31, 2007, 2006 and 2005, respectively. The Company had product payables to VML of $1.5 million and $0.5 million at August 31, 2007 and 2006, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other (expense) income, net. Rental income from VML was $0.2 million for each of the fiscal years ended August 31, 2007, 2006 and 2005.

During the fourth quarter of fiscal year 2006, the Company acquired $2.0 million of inventory from VML. The inventory purchased from VML consisted of certain finished goods that had been acquired from other manufacturers on behalf of the Company. As the Company transitioned to direct acquisition of these finished goods, it acquired the remaining inventory at VML.

8.	Commitments and Contingencies

The Company was committed under certain non-cancelable operating leases, marketing and other agreements and capital expenditure commitments at August 31, 2007 which provide for the following future fiscal year minimum payments:

	2008	2009	2010	2011	2012	Thereafter
Operating leases	$1,461,000	$903,000	$483,000	$172,000	$66,000	$10,000
Marketing and other commitments	1,163,000	438,000	438,000	—	—	—
Capital expenditure commitments	2,019,000	—	—	—	—	—

	$4,643,000	$1,341,000	$921,000	$172,000	$66,000	$10,000

Rent expense was $1.3 million for the fiscal year ended August 31, 2007, and $1.1 million for each of the fiscal years ended August 31, 2006 and 2005.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase back obsolete or slow-moving inventory. The Company has acquired inventory under these commitments, the amounts of which have not been material.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

In addition to the commitments to purchase products from contract manufacturers described above, the Company has also entered into commitments with other manufacturers to purchase finished goods and components of $1.1 million in fiscal year 2008.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of $141,000 in fiscal year 2008 and $84,000 in each of fiscal years 2009 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $2.0 million as of August 31, 2007.

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. On August 24, 2007 the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has petitioned for permission to appeal the District Court’s decision and the Company has opposed the petition. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2007.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of August 31, 2007.

9.	Income Taxes

The provision for income taxes includes the following:

	Year Ended August 31,
	2007	2006	2005
Current Tax Provision
Federal	$9,681,000	$10,829,000	$7,729,000
State	1,432,000	953,000	1,060,000
Foreign	2,062,000	2,393,000	2,709,000

Total current	13,175,000	14,175,000	11,498,000

Deferred Tax Provision
United States	2,285,000	401,000	3,190,000
Foreign	181,000	170,000	379,000

Total deferred	2,466,000	571,000	3,569,000

	$15,641,000	$14,746,000	$15,067,000

Income before income taxes includes approximately $8,130,000, $6,395,000 and $7,480,000 related to foreign operations for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Deferred tax assets and deferred tax liabilities are comprised of the following:

	As of August 31,
	2007	2006
Deferred Tax Assets
Accrued payroll and related expenses	$690,000	$697,000
State income taxes paid	287,000	233,000
Accounts receivable	778,000	929,000
Accounts payable and accrued liabilities	2,134,000	2,098,000
Deferred employee benefits and other long-term liabilities	760,000	668,000
Stock-based compensation expense	953,000	494,000
Net operating loss	203,000	120,000
Other	453,000	540,000
Valuation allowance	(162,000)	—

Total deferred tax assets	6,096,000	5,779,000

Deferred Tax Liabilities
Property, plant and equipment, net	(154,000)	(198,000)
Amortization of tax goodwill and intangibles	(16,529,000)	(13,551,000)
Investment in low income housing partnerships	(786,000)	(813,000)
Investment in VML partnership	(289,000)	(323,000)
Other	(198,000)	(174,000)

Total deferred tax liabilities	(17,956,000)	(15,059,000)

Net deferred tax liabilities	$(11,860,000)	$(9,280,000)

As of August 31, 2007, the Company had foreign and state net operating loss (NOL) carryforwards of approximately $492,000 and $595,000, respectively, which begin to expire in fiscal years 2013 and 2014. The foreign net operating loss created a deferred tax asset of approximately $162,000. Utilization of this deferred tax asset is dependent upon the generation of future taxable income in this jurisdiction. At this time, management has concluded that it is not “more likely than not” that this will occur, and accordingly, has placed a valuation allowance against this deferred tax asset. In the current fiscal year, the Company used state NOL carryforwards of $1,389,000.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows for the fiscal years ended August 31, 2007, 2006 and 2005:

	Year Ended August 31,
	2007	2006	2005
Amount computed at U.S. statutory federal tax rate	$16,511,000	$15,000,000	$15,003,000
State income taxes, net of federal benefit	1,083,000	1,010,000	654,000
Low income housing and research and experimentation credits	(106,000)	(177,000)	(474,000)
Benefit from qualified domestic production deduction	(268,000)	(218,000)	—
Benefit from extra territorial income deductions	(54,000)	(212,000)	(211,000)
Benefit from municipal bond interest	(435,000)	(106,000)	—
Effect of foreign operations	(815,000)	(362,000)	(141,000)
Other	(275,000)	(189,000)	236,000

	$15,641,000	$14,746,000	$15,067,000

The Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings of certain foreign subsidiaries not indefinitely reinvested. As of August 31, 2007, the Company has not provided for

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

U.S. income taxes and foreign withholding taxes on $33,113,000 of undistributed earnings of certain foreign subsidiaries indefinitely reinvested outside of the U.S. The amount of unrecognized deferred U.S. income tax liability would substantially be offset by unrecognized foreign tax credits that would be available to reduce a large portion of the U.S. liability.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It applies to all tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required beginning September 1, 2007. Management is currently evaluating the impact that the implementation of FIN 48 may have on the Company’s consolidated results of operations and financial position.

10.	Stock-based Compensation

Effective September 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment.” Prior to September 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plan using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal years 2007 and 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternate transition method (“short-cut” or “simplified” method) for the implementation of SFAS No. 123R. This FSP provides that companies may elect to use a specified short-cut method to calculate the historical pool of windfall tax benefits upon adoption of SFAS No. 123R. This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in-capital pool (“APIC pool”) related to employee stock-based compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. The Company elected the short-cut method as set forth in this FSP to determine its APIC pool. For the fiscal year ended August 31, 2007, the Company determined that it does have a pool of windfall tax benefits.

The adoption of SFAS No. 123R also resulted in certain changes to the Company’s accounting for its restricted stock awards, which is discussed below in more detail.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

As a result of the adoption of SFAS No. 123R, the Company’s net income included $1.8 million of compensation expense for each of the fiscal years ended August 31, 2007 and 2006; and $0.6 million and $0.5 million of income tax benefits in fiscal years ended August 31, 2007 and 2006, respectively, related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of selling, general and administrative expenses, consistent with the classification of the cash compensation paid to the related option holder. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

The Company issues new shares upon the exercise of stock options and the issuance of restricted stock.

Stock Options

At August 31, 2007, the Company had one stock option plan. Under the Company’s current stock option plan, the Board of Directors may grant options to purchase up to 4,480,000 shares of the Company’s common stock to officers, key employees and non-employee directors of the Company. At August 31, 2007, options for 1,022,667 shares remained available for future grant under the plan. Options cancelled due to forfeiture or expiration return to the pool available for grant. The plan is administered by the Board of Directors or its designees and provides that options granted under the plan will be exercisable at such times and under such conditions as may be determined by the Board of Directors at the time of grant of such option, however options may not be granted for terms in excess of ten years. Options outstanding under the plan have been granted with immediate vesting, vesting after one year and vesting over a period of three years. Compensation expense related to stock options granted is recognized ratably over the service vesting period for the entire option award. The total number of stock option awards expected to vest is adjusted by estimated forfeiture rates. The terms of the plan provide for the granting of options at an exercise price not less than 100 percent of the fair market value of the stock at the date of grant, as determined by the closing market value stock price on the grant date. The exercise price of all options granted during the fiscal years ended August 31, 2007, 2006 and 2005 was greater than or equal to the market value on the date of grant and, accordingly, no stock-based compensation expense for such options is reflected in net income for fiscal year 2005.

The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the fiscal years ended August 31, 2007, 2006 and 2005:

	Year Ended August 31,
	2007	2006	2005
Risk-free interest rate	4.70%	4.34%	2.90%
Expected volatility of common stock	23.89%	25.11%	41.35%
Expected dividend yield	2.81%	3.22%	2.88%
Expected option term	4.91 years	4.85 years	3.18 years

The computation of the expected term is based on a weighted average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The increase in the expected term in fiscal years 2007 and 2006 compared to fiscal year 2005 is due to anticipated lower volatility in the future and to a change in the mix of employees receiving stock option awards. The

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

expected volatility is based on the historical volatility of the Company’s stock. For option grants during the fiscal years ended August 31, 2007 and 2006, the expected volatility computation is based on the average of the volatility over the most recent one-year period, the most recent period commensurate with the expected option term and WD-40 Company’s long-term mean reversion volatility. For option grants during the fiscal year ended August 31, 2005, the expected volatility computation is based on the volatility over the five-year period prior to the date of grant of such prior year options. Beginning in fiscal year 2006, the Company revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the status of the Company’s stock option plan as of August 31, 2007, 2006 and 2005 and of changes in options outstanding under the plan during the three years ended August 31, 2007 is as follows:

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2004		1,269,920	$25.57
Options granted		276,650	$27.80
Options exercised		(128,567)	$22.08
Options forfeited or expired		(36,107)	$28.20

Options outstanding at August 31, 2005		1,381,896	$26.27

Options vested and exercisable at August 31, 2005	881,871		$25.17

Options granted		247,000	$27.35
Options exercised		(282,159)	$24.87
Options forfeited or expired		(28,815)	$29.04

Options outstanding at August 31, 2006		1,317,922	$26.71

Options vested and exercisable at August 31, 2006	870,270		$26.16

Options granted		301,700	$35.63
Options exercised		(368,735)	$26.45
Options forfeited or expired		(12,313)	$32.29

Options outstanding at August 31, 2007		1,238,574	$28.91	6.79	$7,260,000

Options vested and exercisable at August 31, 2007	767,516		$26.92	5.72	$6,029,000

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of all options granted during the fiscal years ended August 31, 2007, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $7.65, $5.61 and $7.28 per option, respectively. The total intrinsic value of options exercised was $3.4 million, $2.0 million, and $1.2 million during the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

As of August 31, 2007, there was $1.8 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

Cash received from stock option exercises for the fiscal years ended August 31, 2007, 2006 and 2005 was $9.8 million, $7.0 million and $2.8 million, respectively. The income tax benefits from stock option exercises totaled $1.0 million, $0.6 million and $0.4 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 in determining stock-based compensation for awards under the plan:

Year Ended August 31, 2005
Net income, as reported	$27,798,000
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,229,000)

Pro forma net income	$26,569,000

Earnings per common share:
Basic - as reported	$1.67

Basic - pro forma	$1.60

Diluted - as reported	$1.65

Diluted - pro forma	$1.59

Restricted Stock

Pursuant to the Company’s current Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (the Plan) and the director compensation policy in effect for 2007, restricted shares are issued to non-employee directors of the Company WD-40 Company in lieu of cash compensation of up to $32,000 according to an election made by each director by November of the prior year. A director who held shares of the Company having a value of at least $50,000 may have elected to receive his or her annual director’s fee entirely in cash. Otherwise, directors would have elected to receive restricted stock in lieu of cash in the amount of $5,500, $11,000, $16,500, $22,000, $27,500 or $32,000. The restricted shares were issued in accordance with the director’s election as soon as practicable after the first day of March. The number of shares issued was equal to the amount of compensation paid in shares divided by 90% of the closing price of the Company’s shares as of the first business day of March or other date of issuance of such shares. Compensation expense related to restricted stock issued is recognized ratably over the service vesting period. Restricted shares issued to a director do not become vested for resale for a period of five years or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director. During the years ended August 31, 2007, 2006 and 2005, the Company issued 3,896, 6,099 and 4,828 shares of restricted stock, respectively.

In accordance with SFAS No. 123R, the fair value of restricted stock awards is estimated based on the closing market value stock price on the date of share issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of August 31, 2007, there was $286,000 of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The unamortized compensation cost related to non-vested restricted stock awards was recorded as unearned stock-based compensation in shareholders’ equity at August 31, 2005. As part of the adoption of SFAS No. 123R, such unamortized compensation cost was reclassified as a component of paid-in-capital in fiscal year 2006.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

A summary of the status of the Company’s restricted stock awards as of August 31, 2007 and of changes in restricted stock outstanding under the plan during the three years ended August 31, 2007 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2004	11,091	$24.84
Shares issued	4,828	$32.62
Shares vested	(3,958)	$26.16
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2005	11,961	$28.87
Shares issued	6,099	$30.32
Shares vested	(201)	$30.32
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2006	17,859	$29.35
Shares issued	3,896	$32.08
Shares vested	(2,718)	$24.40
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2007	19,037	$30.61

11. Other Benefit Plans

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

Total Company contribution expense for the WD-40 Company Profit Sharing/401(k) Plan during the fiscal years ended August 31, 2007, 2006 and 2005 was approximately $2,219,000, $2,117,000 and $1,781,000, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the fiscal years ended August 31, 2007, 2006 and 2005 was approximately $967,000, $833,000 and $754,000, respectively.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. The accumulated benefit obligation was $2,030,000 and $1,794,000 at August 31, 2007 and 2006, respectively, which is recorded as a component of deferred employee benefits and other long-term liabilities on the Company’s consolidated balance sheets. The Company has historically recorded this benefit obligation as a long-term liability on its consolidated balance sheets. As a result, the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132R,” did not have a material impact on the Company’s consolidated

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

financial statements. The service and interest costs amounted to approximately $235,000, $215,000 and $205,000 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. During each of the fiscal years ended August 31, 2007, 2006 and 2005, the plan paid benefits of approximately $141,000. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4.0% were used to calculate the accumulated benefit obligation and service costs for each of the fiscal years ended August 31, 2007, 2006 and 2005.

12.	Business Segments and Foreign Operations

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

The tables below present information about reportable segments and net sales for the fiscal years ended August 31:

	The Americas	Europe	Asia- Pacific	Total
2007
Net sales	$187,146,000	$96,485,000	$24,185,000	$307,816,000
Income from operations	$28,980,000	$16,711,000	$3,325,000	$49,016,000
Depreciation and amortization expense	$2,146,000	$1,370,000	$133,000	$3,649,000
Interest income	$1,466,000	$593,000	$34,000	$2,093,000
Interest expense	$4,098,000	$—	$13,000	$4,111,000
Total assets	$208,456,000	$66,259,000	$8,471,000	$283,186,000
2006
Net sales	$186,769,000	$79,101,000	$21,046,000	$286,916,000
Income from operations	$28,714,000	$13,088,000	$4,220,000	$46,022,000
Depreciation and amortization expense	$2,124,000	$1,250,000	$93,000	$3,467,000
Interest income	$1,153,000	$223,000	$18,000	$1,394,000
Interest expense	$4,897,000	$—	$—	$4,897,000
Total assets	$208,261,000	$55,274,000	$4,940,000	$268,475,000
2005
Net sales	$176,106,000	$68,353,000	$18,768,000	$263,227,000
Income from operations	$30,706,000	$12,261,000	$4,453,000	$47,420,000
Depreciation and amortization expense	$1,682,000	$1,238,000	$87,000	$3,007,000
Interest income	$852,000	$161,000	$21,000	$1,034,000
Interest expense	$6,167,000	$—	$—	$6,167,000
Total assets	$203,716,000	$45,399,000	$5,138,000	$254,253,000

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2007, 2006 and 2005

	Net Sales
	2007	2006	2005
Product Line Information
Lubricants	$216,300,000	$190,468,000	$174,084,000
Household products	85,106,000	89,822,000	82,237,000
Hand cleaners	6,410,000	6,626,000	6,906,000

	$307,816,000	$286,916,000	$263,227,000

Geographical Information
United States	$160,904,000	$161,624,000	$154,369,000
United Kingdom	29,127,000	25,432,000	22,818,000
Other international	117,785,000	99,860,000	86,040,000

	$307,816,000	$286,916,000	$263,227,000

	Non-current Assets
	2007	2006
Geographical Information
United States	$126,105,000	$126,917,000
International	26,510,000	26,018,000

	$152,615,000	$152,935,000

13.	Subsequent Events

On October 4, 2007, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 31, 2007 to shareholders of record on October 18, 2007.

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page

3(a)	Certificate of Incorporation

3(b)	Bylaws	44

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan

10(b)	Form of Amended and Restated WD-40 Company Supplemental Retirement Benefit Plan	44

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	44

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan	44

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006	44

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006	45

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006	45

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006	45

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006	45

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006	45

10(l)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007	45

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002