Form 10-Q
period 2007-11-30
WD 40 CO
filed 2008-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of December 31, 2007, 16,952,477 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	November 30, 2007	August 31, 2007
Assets
Current assets:
Cash and cash equivalents	$50,364,000	$61,078,000
Trade accounts receivable, less allowance for doubtful accounts of $352,000 and $369,000	47,377,000	47,204,000
Product held at contract packagers	1,617,000	1,447,000
Inventories	15,673,000	13,208,000
Current deferred tax assets, net	4,155,000	4,145,000
Other current assets	5,297,000	3,489,000

Total current assets	124,483,000	130,571,000

Property, plant and equipment, net	9,238,000	8,811,000
Goodwill	96,514,000	96,409,000
Other intangibles, net	42,527,000	42,543,000
Investment in related party	1,056,000	1,015,000
Other assets	3,763,000	3,837,000

	$277,581,000	$283,186,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	18,825,000	21,854,000
Accounts payable to related party	2,771,000	1,506,000
Accrued liabilities	13,271,000	12,780,000
Accrued payroll and related expenses	4,350,000	6,906,000
Income taxes payable	871,000	97,000

Total current liabilities	50,802,000	53,857,000

Long-term debt	32,143,000	42,857,000
Deferred employee benefits and other long-term liabilities	4,778,000	2,195,000
Long-term deferred tax liabilities, net	15,602,000	16,005,000

Total liabilities	103,325,000	114,914,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,986,430 and 17,883,299 shares issued; and 16,951,732 and 16,848,601 shares outstanding	18,000	18,000
Paid-in capital	78,281,000	74,836,000
Retained earnings	119,711,000	118,260,000
Accumulated other comprehensive income	8,592,000	7,504,000
Common stock held in treasury, at cost (1,034,698 shares)	(32,346,000)	(32,346,000)

Total shareholders’ equity	174,256,000	168,272,000

	$277,581,000	$283,186,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended November 30,
	2007	2006
Net sales	$79,150,000	$71,956,000
Cost of products sold (including cost of products acquired from related party of $6,681,000 and $5,191,000 for the three months ended November 30, 2007 and 2006, respectively)	41,680,000	37,483,000

Gross profit	37,470,000	34,473,000

Operating expenses:
Selling, general and administrative	21,224,000	19,055,000
Advertising and sales promotion	6,640,000	5,642,000
Amortization of intangible asset	152,000	141,000

Income from operations	9,454,000	9,635,000

Other (expense) income:
Interest expense, net of interest income of $530,000 and $433,000 for the three months ended November 30, 2007 and 2006, respectively	(406,000)	(681,000)
Other income (expense), net	312,000	(91,000)

Income before income taxes	9,360,000	8,863,000
Provision for income taxes	3,130,000	3,169,000

Net income	$6,230,000	$5,694,000

Earnings per common share:
Basic	$0.37	$0.33

Diluted	$0.36	$0.33

Weighted average common shares outstanding, basic	16,889,137	17,022,286

Weighted average common shares outstanding, diluted	17,092,792	17,241,140

Dividends declared per share	$0.25	$0.22

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,230,000	$5,694,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	931,000	924,000
(Gains) losses on sales and disposals of property and equipment	(4,000)	8,000
Deferred income tax expense	(535,000)	550,000
Excess tax benefits from exercise of stock options	(147,000)	(71,000)
Distributions received and equity (earnings) from related party, net	(41,000)	30,000
Stock-based compensation	493,000	423,000
Changes in assets and liabilities:
Trade accounts receivable	508,000	4,517,000
Product held at contract packagers	(170,000)	80,000
Inventories	(2,317,000)	(241,000)
Other assets	(1,799,000)	720,000
Accounts payable and accrued expenses	(5,509,000)	497,000
Accounts payable to related party	1,265,000	407,000
Income taxes payable	995,000	733,000
Deferred employee benefits and other long-term liabilities	2,006,000	27,000

Net cash provided by operating activities	1,906,000	14,298,000

Cash flows from investing activities:
Purchases of short-term investments	(51,325,000)	(59,075,000)
Sales of short-term investments	51,325,000	59,075,000
Capital expenditures	(1,032,000)	(550,000)
Proceeds from sales of property and equipment	41,000	39,000

Net cash used in investing activities	(991,000)	(511,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)
Proceeds from issuance of common stock	2,784,000	1,633,000
Excess tax benefits from exercise of stock options	147,000	71,000
Dividends paid	(4,215,000)	(3,747,000)

Net cash used in financing activities	(11,998,000)	(12,757,000)

Effect of exchange rate changes on cash and cash equivalents	369,000	200,000

(Decrease) increase in cash and cash equivalents	(10,714,000)	1,230,000
Cash and cash equivalents at beginning of period	61,078,000	45,206,000

Cash and cash equivalents at end of period	$50,364,000	$46,436,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended November 30,
	2007	2006
Net income	$6,230,000	$5,694,000

Other comprehensive income:
Equity adjustment from foreign currency translation, net of tax provision (benefit) of $45,000 and ($24,000) for the three months ended November 30, 2007 and 2006, respectively	1,088,000	1,316,000

Total comprehensive income	$7,318,000	$7,010,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2007

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers.

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

Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Financial Statement Presentation

The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2007 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

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

Short-term Investments

Periodically, the Company invests in short-term investments. These short-term investments consist of investment grade auction rate securities classified as available-for-sale and reported at fair value with maturities that could range from 13 months to 30 years. The interest rates are reset through an auction bidding process at predetermined periods ranging from 7 to 35 days. Due to the frequent nature of the reset feature, the realized or unrealized gains or losses associated with these securities are not significant; therefore, auction rate securities are stated at cost, which approximates fair value. Purchase and sale activity of short-term investments is presented as cash flows from investing activities in the consolidated statements of cash flows. As of November 30, 2007 and August 31, 2007, the Company did not carry any short-term investments.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent and 9 percent of the Company’s consolidated net sales during the three months ended November 30, 2007 and 2006, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent and 4 percent during the three months ended November 30, 2007 and 2006, respectively.

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

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas.” The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. The Company periodically reassesses this determination. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109,” which became effective for the Company at the beginning of its fiscal year ending August 31, 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of options granted under the Company’s stock option plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended November 30, 2007 and 2006:

	Three Months Ended November 30,
	2007	2006
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,889,137	17,022,286
Weighted average dilutive securities	203,655	218,854

Weighted average common shares outstanding, diluted	17,092,792	17,241,140

For the three months ended November 30, 2007, there were no weighted average options outstanding that were excluded from the calculation of diluted EPS as a result of the options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the three months ended November 30, 2006, there were 132,280 weighted average options outstanding that were excluded from the calculation of diluted EPS as a result of the options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

For the three months ended November 30, 2007, weighted average options outstanding totaling 428,338 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options. For the three months ended November 30, 2006, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “ Fair Value Measurements.” Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on the Company’s consolidated financial statements.

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

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2007 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$85,709,000	$9,487,000	$1,213,000	$96,409,000
Translation adjustments	16,000	89,000	—	105,000

Balance as of November 30, 2007	$85,725,000	$9,576,000	$1,213,000	$96,514,000

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Changes in the carrying amounts of indefinite-lived intangibles by segment for the three months ended November 30, 2007 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$35,700,000	$4,093,000	$—	$39,793,000
Translation adjustments	—	82,000	—	82,000

Balance as of November 30, 2007	$35,700,000	$4,175,000	$—	$39,875,000

Definite-lived Intangible Asset

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

	As of November 30, 2007	As of August 31, 2007
Gross carrying amount	$4,895,000	$4,800,000
Accumulated amortization	(2,243,000)	(2,050,000)

Net carrying amount	$2,652,000	$2,750,000

	Three Months Ended November 30,
	2007	2006
Amortization expense	$152,000	$141,000

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2008	$459,000
Fiscal year 2009	612,000
Fiscal year 2010	612,000
Fiscal year 2011	612,000
Fiscal year 2012	357,000

$2,652,000

Changes in the carrying amount of definite-lived intangibles by segment for the three months ended November 30, 2007 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$—	$2,750,000	$—	$2,750,000
Amortization	—	(152,000)	—	(152,000)
Translation adjustments	—	54,000	—	54,000

Balance as of November 30, 2007	$—	$2,652,000	$—	$2,652,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 3 - SELECTED FINANCIAL STATEMENT INFORMATION

	As of November 30, 2007	As of August 31, 2007
Inventories
Raw materials and components	$1,479,000	$1,004,000
Work-in-process	1,368,000	1,455,000
Finished goods	12,826,000	10,749,000

	$15,673,000	$13,208,000

Other Current Assets
Prepaid expenses and other	$5,137,000	$3,459,000
Federal income taxes receivable	160,000	30,000

	$5,297,000	$3,489,000

Property, Plant and Equipment, net
Land	$602,000	$597,000
Buildings and improvements	4,606,000	4,559,000
Furniture and fixtures	1,128,000	1,129,000
Computer and office equipment	4,180,000	3,937,000
Software	3,710,000	3,647,000
Machinery, equipment and vehicles	8,414,000	7,663,000

	22,640,000	21,532,000
Less: accumulated depreciation	(13,402,000)	(12,721,000)

	$9,238,000	$8,811,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,544,000	$7,938,000
Other	5,727,000	4,842,000

	$13,271,000	$12,780,000

Accrued Payroll and Related Expenses
Accrued bonus	$708,000	$3,185,000
Accrued profit sharing	1,818,000	1,402,000
Accrued payroll	1,058,000	1,265,000
Accrued payroll taxes	516,000	832,000
Other	250,000	222,000

	$4,350,000	$6,906,000

Deferred Employee Benefits and Other Long-term Liabilities
Supplemental employee retirement liability	$2,060,000	$2,030,000
Other income taxes payable	2,503,000	—
Other	215,000	165,000

	$4,778,000	$2,195,000

NOTE 4 - STOCK REPURCHASE PLAN

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35.0 million of the Company’s outstanding shares. As of November 30, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan.

Prior to the current share buy-back plan described above, the Company had 534,698 shares of common stock held in treasury at a total cost of $15.0 million. These shares were the result of the Company’s share buy-back plan that was completed in fiscal year 2004.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 5 - RELATED PARTIES

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

Under Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $41,000 and $6,000 for the three months ended November 30, 2007 and 2006, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of November 30, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $6.7 million and $5.2 million during the three months ended November 30, 2007 and 2006, respectively. The Company had product payables to VML of $2.8 million and $1.5 million at November 30, 2007 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended November 30, 2007 and 2006.

During the first quarter of fiscal year 2008, the Company acquired an additional $0.8 million of certain finished goods manufactured by VML, which had previously been owned and warehoused by VML under the Company’s historical contract manufacturer model. As the Company transitioned to direct management of these finished goods, it acquired inventory from VML to supply its distribution centers. The Company will continue to acquire the inventory manufactured by VML to supply its distribution centers.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2007.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory. The Company has purchased inventory under these commitments, the amounts of which have not been material.

In addition to the commitments to purchase products from contract manufacturers described above, the Company has also entered into commitments with other manufacturers to purchase finished goods and components of $2.9 million in fiscal year 2008.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of November 30, 2007.

NOTE 7 - INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At November 30, 2007, the Company’s gross liability for income taxes related to unrecognized tax benefits totaled $2.5 million and is included in other long-term liabilities in the Company’s consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s tax rate was $1.8 million at November 30, 2007.

As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.5 million of gross unrecognized tax benefits referenced above.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2004. The Company is currently under audit in various state and local jurisdictions for fiscal years 1996 through 1999 and fiscal years 2003 through 2005. The Company is also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. The Company estimates that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the first quarter of fiscal year 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year.

NOTE 8 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reportable segments and net sales by product line for the three months ended November 30:

	Americas		Europe	Asia-Pacific	Total
2007
Net sales	$43,555,000		$28,396,000	$7,199,000	$79,150,000
Income from operations	$3,738,000	(1)	$4,535,000	$1,181,000	$9,454,000
Depreciation and amortization expense	$526,000		$362,000	$43,000	$931,000
Interest income	$325,000		$196,000	$9,000	$530,000
Interest expense	$932,000		$—	$4,000	$936,000
Total assets	$200,548,000		$67,448,000	$9,585,000	$277,581,000

2006
Net sales	$45,144,000		$21,886,000	$4,926,000	$71,956,000
Income from operations	$4,939,000	(1)	$4,138,000	$558,000	$9,635,000
Depreciation and amortization expense	$566,000		$332,000	$26,000	$924,000
Interest income	$328,000		$101,000	$4,000	$433,000
Interest expense	$1,114,000		$—	$—	$1,114,000
Total assets	$203,422,000		$56,425,000	$5,741,000	$265,588,000

(1)	For the three months ended November 30, 2007 and 2006, income from operations for the Americas segment includes costs from headquarters of $3.8 million and $3.6 million, respectively.

Product Line Information

	Net Sales
	2007	2006
Lubricants	$57,317,000	$48,904,000
Household products	20,125,000	21,342,000
Hand cleaners	1,708,000	1,710,000

	$79,150,000	$71,956,000

NOTE 9 - SUBSEQUENT EVENTS

On December 11, 2007, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 31, 2008 to shareholders of record on January 8, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements, the accompanying notes, and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

In MD&A, “we,” “our,” “us,” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables and discussions may not total due to rounding.

OVERVIEW

The Company markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers. These brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia.

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended November 30,
	2007	2006	% Change
Net sales	$79,150	$71,956	10%
Gross profit	$37,470	$34,473	9%
Income from operations	$9,454	$9,635	(2)%
Net income	$6,230	$5,694	9%
Earnings per common share (diluted)	$0.36	$0.33	10%

HIGHLIGHTS

•	In the first quarter, sales in Europe and Asia-Pacific increased 30% and 46%, respectively, compared to the prior fiscal year first quarter, partially offset by a sales decrease of 4% in the Americas.

•	In the first quarter, lubricant sales were up 17%, household product sales were down 6%, and hand cleaner sales were flat versus the first quarter of the prior fiscal year.

•

Changes in foreign currency exchange rates compared to the prior fiscal year first quarter contributed to the increase in our sales as well as the increase in our expenses. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $76.4 million and net income of $5.9 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the current fiscal year first quarter by $2.8 million and $0.3 million, respectively.

•

The categories in which the Company’s household products are sold are very competitive by nature. For the three months ended November 30, 2007, sales of the Company’s household products in the U.S. were down 9% versus the prior fiscal year first quarter as a result of lost or decreased distribution and temporary supply chain disruptions. The temporary supply chain disruptions resulted in lost sales of approximately $1.0 million. The decreases in the U.S. were partially offset by increases in Australia and Canada of 57% and 17%, respectively. These increases were primarily driven by growth of Carpet Fresh No Vac sales in Australia and Spot Shot sales in Canada.

•

We continue to be concerned about rising costs of components and raw materials. In recent years, we have incurred continuing cost increases. To combat the rise in costs, the Company has implemented price increases on certain products during each of the last three fiscal years. In addition to price increases, the Company continues to address the rising costs through innovation and cost containment strategies.

•

We continue to be focused and committed to new product development under our brand names. We see innovation and renovation as important factors to the long-term success of our brands, and we intend to continue our commitment to work on future product, packaging and promotional innovations and renovations.

•

Selling, general and administrative (SG&A) expenses were up 11% during the first quarter of fiscal year 2008 compared to the prior fiscal year first quarter due to increased employee-related costs, freight costs, professional services and the impact of foreign currency exchange rate changes.

•

Advertising and sales promotion expenses were up 18% during the first quarter of fiscal year 2008 compared to the prior fiscal year first quarter due primarily to the timing of consumer broadcast advertising in the U.K. to support the 1001 brand. The Company expects its investment in global advertising and sales promotion expenses to be in the range of 6.5% to 8.5% of net sales for fiscal year 2008.

•

During fiscal year 2007, the Company began direct operations in China. Historically, the Company’s sales in China were through third-party marketing distributors. For the three months ended November 30, 2007, sales in China increased 34% compared to the same period last fiscal year as the region benefited from the development of direct sales activity.

RESULTS OF OPERATIONS

First Quarter of Fiscal Year 2008 Compared to First Quarter of Fiscal Year 2007

Net Sales

Net Sales by Segment	Three Months Ended November 30,
(in thousands)	2007	2006	$ Change	% Change
Americas	$43,555	$45,144	$(1,589)	(4)%
Europe	28,396	21,886	6,510	30%
Asia-Pacific	7,199	4,926	2,273	46%

Total net sales	$79,150	$71,956	$7,194	10%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the increase in the Company’s sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $76.4 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2008 sales by $2.8 million, or 3.7%.

Net Sales by Product Line	Three Months Ended November 30,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$57,317	$48,904	$8,413	17%
Household products	20,125	21,342	(1,217)	(6)%
Hand cleaners	1,708	1,710	(2)	(0)%

Total net sales	$79,150	$71,956	$7,194	10%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $37.5 million, or 47.3% of sales in the first quarter of fiscal year 2008, compared to $34.5 million, or 47.9% of sales in the first quarter of fiscal year 2007. The Company continued to experience increases in costs of products, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products, as well as a change in product mix. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

To combat the rise in costs, the Company has implemented price increases on certain products worldwide. These price increases added approximately 0.8% to gross margin percentage in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. Although the price increases helped to mitigate the impact of rising costs on gross margin percentage, the benefit from the price increases was more than offset by the continued cost increases, as well as changes in product mix. In addition to price increases, the Company continues to address the rising costs through innovation and cost containment strategies.

In general, shifts in product mix as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the first quarter of fiscal year 2008 increased to $21.2 million, or 26.8% of sales, from $19.1 million, or 26.5% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in freight costs, employee-related costs, professional services costs and the impact of foreign currency translation. Freight costs increased $0.9 million due to sales growth in the European and Asia-Pacific segments and to increased fuel costs across all regions. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.5 million versus the prior fiscal year first quarter as a result of annual compensation increases, additional staffing to support global sourcing and inventory management and the continued growth of direct operations in China. Costs for professional services increased $0.3 million primarily as a result of increased legal costs. Also contributing to the increase in SG&A expenses was $0.6 million related to foreign currency exchange rates. The current fiscal year first quarter SG&A expenses translated at last fiscal year’s first quarter exchange rates would have produced total SG&A expenses of $20.6 million. These increases were partially offset by a $0.2 million decrease in miscellaneous expenses, such as commissions, insurance costs and travel costs.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs in the current fiscal year first quarter were $0.8 million compared to $0.9 million in the prior fiscal year first quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $6.6 million for the first quarter of fiscal year 2008, up from

$5.6 million for the first quarter of fiscal year 2007 and, as a percentage of sales, increased to 8.4% in the first quarter of fiscal year 2008 from 7.8% in the first quarter of fiscal year 2007. The increase was related to the timing of investment in advertising activities in the current fiscal year first quarter compared to the same period last year. In the current fiscal year first quarter, the Company increased its consumer broadcast advertising in Europe to support the 1001 brand. In the prior fiscal year first quarter, the Company had lower levels of marketing investment in Europe, as the Company did not begin its 1001 brand consumer broadcast advertising until the fourth quarter. Investment in global advertising and sales promotion expenses for fiscal year 2008 is expected to be in the range of 6.5% to 8.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the first quarter of fiscal year 2008, the total promotional costs recorded as reductions to sales were $5.2 million versus $4.3 million in the first quarter of fiscal year 2007. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $11.8 million in the current fiscal year first quarter versus $9.9 million in the prior fiscal year first quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $152,000 in the first quarter of fiscal year 2008, compared to $141,000 in last fiscal year’s first quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $9.5 million, or 11.9% of sales in the first quarter of fiscal year 2008, compared to $9.6 million, or 13.4% of sales in the first quarter of fiscal year 2007. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.4 million compared to $0.7 million for the quarters ended November 30, 2007 and 2006, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2007 and October 2006.

Other Income/Expense, net

Other income, net was $312,000 during the first quarter of fiscal year 2008, compared to other expense, net of $91,000 in the prior fiscal year first quarter, an increase of $403,000, which was due to foreign currency exchange gains in the current fiscal year first quarter compared to foreign currency exchange losses in the prior fiscal year first quarter. Other income/expense, net also includes rental income from VML Company L.L.C. (VML). The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Provision for Income Taxes

The provision for income taxes was 33.4% of income before income taxes for the first quarter of fiscal year 2008, a decrease from 35.8% in the prior fiscal year first quarter. The decrease in tax rate was primarily due to the benefits from additional municipal bond interest, an increase in the benefits of IRC section 199 related to qualified production activities and to a decrease in foreign tax rates, along with one-time benefits associated with the settlement of certain state and foreign tax matters. These benefits were partially offset by the loss of the extraterritorial income (ETI) deduction and an increase in the current period liabilities associated with unrecognized state tax benefits resulting from the implementation of FIN 48.

Net Income

Net income was $6.2 million, or $0.36 per common share on a fully diluted basis for the first quarter of fiscal year 2008, compared to $5.7 million, or $0.33 per common share for the first quarter of fiscal year 2007. The change in foreign currency exchange rates period over period had a positive impact of $0.3 million on first quarter fiscal year 2008 net income. Current fiscal year first quarter results translated at last fiscal year’s first quarter foreign currency exchange rates would have produced net income of $5.9 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year first quarters.

Americas

Net Sales	Three Months Ended November 30,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$25,264	$25,591	$(327)	(1)%
Household products	16,913	18,131	(1,218)	(7)%
Hand cleaners	1,378	1,422	(44)	(3)%

Sub-total	$43,555	$45,144	$(1,589)	(4)%

% of consolidated	55%	63%

The slight decrease in lubricant sales in the Americas during the current fiscal year first quarter compared to last fiscal year’s first quarter was the result of WD-40 sales declines in the U.S. and Canada, as sales decreased by 4% and 18%, respectively. Sales of WD-40 in the U.S. declined due to decreased promotions and inventory levels with key customers. Sales of WD-40 in Canada declined against strong sales performance in western Canada during the prior fiscal year first quarter. The declines in the U.S and Canada were largely offset by growth in Latin America, which was primarily due to new distribution and increased promotional activity.

Household product sales in the first quarter of fiscal year 2008 were down $1.2 million, or 7%, compared to the first quarter of fiscal year 2007 due to declines in the U.S. Sales in the U.S. decreased by $1.5 million, or 9%, due to decreased sales of Spot Shot, Carpet Fresh, X-14 and 2000 Flushes. These declines were the result of several factors, including decreased distribution, declining categories, temporary manufacturing disruptions, which resulted in lost sales totaling $1.0 million, and the effect of competitive factors within and among their product categories that are further described below. The declines in the U.S. were partially offset by sales growth of Spot Shot and 2000 Flushes in Canada.

Spot Shot sales declined 6% in the U.S. during the current fiscal year first quarter as compared to the prior fiscal year first quarter due to reduced sales to key customers and declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. This decrease was partially offset by increased distribution of the Spot Shot trigger product in the grocery trade channel versus the prior fiscal year first quarter. The Spot Shot trigger product competes in the non-aerosol spot and stain category, which is larger than the aerosol spot and stain category. The Company expects to further offset these declines through new packaging and promotional offerings throughout the current fiscal year. The Company has also committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand, including environmentally friendly products such as Spot Shot “PetCleanTM,” which is non-toxic and biodegradable.

Sales of Carpet Fresh in the U.S. declined 9% in the current fiscal year first quarter compared to the prior fiscal year first quarter due to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation for the Carpet Fresh brand.

U.S. sales of the X-14 hard surface cleaners decreased 27% in the current fiscal year first quarter versus the prior fiscal year first quarter due primarily to lost or decreased distribution, as well as temporary manufacturing disruptions that resulted in lost sales totaling $0.5 million. In an effort to offset these losses and generate growth for the brand, the Company continues to commit additional marketing and research and development resources to support and to create innovation around the brand.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 8% in the current fiscal year first quarter compared to the prior fiscal year first quarter due to reduced distribution with a key customer, competitive innovation and temporary manufacturing disruptions that resulted in lost sales totaling $0.5 million. The reduced distribution with a key customer was the result of the decline in sales velocity of the in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, the Company has also committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

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

Sales of heavy-duty hand cleaners for the Americas decreased 3% in the current fiscal year first quarter compared to the prior fiscal year first quarter. Although sales of heavy-duty hand cleaners decreased slightly, distribution and sell through remain consistent and stable through the grocery trade and other classes of trade.

For the Americas, 80% of sales came from the U.S., and 20% came from Canada and Latin America in the first quarter of fiscal year 2008, compared to the distribution in the first quarter of fiscal year 2007, when 83% of sales came from the U.S., and 17% came from Canada and Latin America.

Europe

Net Sales	Three Months Ended November 30,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$26,045	$19,258	$6,787	35%
Household products	2,351	2,628	(277)	(11)%

Sub-total	$28,396	$21,886	$6,510	30%

% of consolidated	36%	30%

For the quarter ended November 30, 2007, sales in Europe grew to $28.4 million, up $6.5 million, or 30%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $26.4 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2008 sales by approximately $2.0 million, or 8%.

The countries where the Company sells through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 24% in the current fiscal year first quarter versus last fiscal year’s first quarter. Sales from these countries also accounted for 63% of the region’s sales in the current fiscal year first quarter, down from 65% in the prior fiscal year first quarter. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year first quarter are as follows: the U.K., 0%; France, 56%; the German sales region, 42%; Spain/Portugal, 27%; and Italy, 19%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the favorable impact of changes in foreign currency exchange rates compared to the same prior fiscal year period. In local currency, sales of the 3-IN-ONE and 1001 brands declined versus the prior fiscal year first quarter as a result of reduced account specific promotional activity with key customers, along with competitor activity. These declines were partially offset by growth of the WD-40 Smart Straw. The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of the continued growth and penetration of WD-40 and 3-IN-ONE. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 40% in the first quarter of fiscal year 2008 versus the first quarter of fiscal year 2007. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 37% of the total Europe segment sales in the current fiscal year first quarter, up from 35% in the prior fiscal year first quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Three Months Ended November 30,
(in thousands)	2007	2006	$ Change	% Change
Lubricants	$6,008	$4,055	$1,953	48%
Household products	861	583	278	48%
Hand cleaners	330	288	42	15%

Sub-total	$7,199	$4,926	$2,273	46%

% of consolidated	9%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first quarter of fiscal year 2008 were $7.2 million, up $2.3 million, or 46%, compared to the first quarter of fiscal year 2007. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced sales of $6.8 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected first quarter fiscal year 2008 sales by approximately $0.4 million, or 6%. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia, as well as increased No Vac sales in Australia.

Sales in Australia were up 44% in the current fiscal year first quarter as compared to the prior fiscal year first quarter primarily due to sales growth of WD-40 and No Vac. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers. No Vac also contributed to the sales growth in Australia as the brand continues to gain market share in Australia’s growing aerosol rug and room deodorizer category.

Sales in Asia were up 47% in the current fiscal year first quarter as compared to the prior fiscal year first quarter primarily due to increased WD-40 sales to customers across the entire region, including in China, Indonesia, Korea and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, the Company has sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, the Company began direct operations in China in fiscal year 2007. Sales across other parts of the Asian region were also up, including in the Philippines and Singapore. This region represents long-term growth potential for the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended November 30, 2007, cash and cash equivalents decreased by $10.7 million, from $61.1 million at the end of fiscal year 2007 to $50.4 million at November 30, 2007. Operating cash flow of $1.9 million was more than offset by cash used in investing activities of $1.0 million and cash used in financing activities of $12.0 million.

Net cash provided by operating activities for the three months ended November 30, 2007 was $1.9 million. This amount consisted of $6.2 million from net income with an additional $0.7 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity earnings from VML and stock-based compensation, partially offset by $5.0 million related to changes in the working capital as described below and changes in other long-term liabilities.

Net cash used in investing activities for the first three months of fiscal year 2008 was $1.0 million. The Company purchased and sold $51.3 million in short-term investments, which consisted of investment grade auction rate securities with an active resale market to ensure liquidity and the ability to be readily converted into cash. Capital expenditures of $1.0 million were primarily in the areas of machinery and equipment related to new product development, computer hardware and software and vehicle replacements. For fiscal year 2008, the Company expects to spend approximately $6.9 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

For the first three months of fiscal year 2008, net cash used in financing activities included a $10.7 million principal payment on debt in October 2007 and $4.2 million of dividend payments, partially offset by $2.8 million in proceeds from the exercise of common stock options and $0.1 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the third principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due in October in each of the following four years.

Current assets decreased by $6.1 million to $124.5 million at November 30, 2007, down from $130.6 million at August 31, 2007. Inventory increased to $15.7 million, up by $2.5 million from $13.2 million at August 31, 2007. The increase in inventory was the result of timing in the U.K. and the acquisition of inventory from VML, a contract manufacturer and warehouse distributor for the Company. During the first quarter of fiscal year 2008, the Company acquired an additional $0.8 million of certain finished goods manufactured by VML, which had previously been owned and warehoused by VML under the Company’s historical contract manufacturer model. As the Company transitioned to direct management of these finished goods, it acquired inventory from VML to supply its distribution centers. The Company will continue to acquire the inventory manufactured by VML to supply its distribution centers. Other current assets increased by $1.8 million to $5.3 million at November 30, 2007, up from $3.5 million at August 31, 2007 due to the timing of prepaid expenses.

Current liabilities were $50.8 million at November 30, 2007, down from $53.9 million at August 31, 2007. Accounts payable and accrued liabilities decreased by $1.3 million due to timing of payments. Accrued payroll and related expenses were down $2.6 million primarily due to decreased bonus accrual as the Company paid its fiscal year 2007 bonuses during the first quarter of fiscal year 2008. Income taxes payable increased $0.8 million due to the timing of payments for federal income taxes.

At November 30, 2007, working capital decreased to $73.7 million, down $3.0 million from $76.7 million at the end of fiscal year 2007. The current ratio was 2.5 at November 30, 2007, up slightly from 2.4 at August 31, 2007.

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $35.0 million of the Company’s outstanding shares. For the three months ended November 30, 2007, the Company did not acquire any shares under the plan. As of November 30, 2007, the Company has acquired 500,000 shares at a total cost of $17.3 million under the plan.

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory. The Company has purchased inventory under these commitments, the amounts of which have not been material.

In addition to the commitments to purchase products from contract manufacturers described above, the Company has also entered into commitments with other manufacturers to purchase finished goods and components of $2.9 million in fiscal year 2008.

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

On December 11, 2007, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 31, 2008 to shareholders of record on January 8, 2008. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At November 30, 2007, the Company’s gross liability for income taxes related to unrecognized tax benefits totaled $2.5 million and is included in other long-term liabilities in the Company’s consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s tax rate was $1.8 million at November 30, 2007.

As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.5 million of gross unrecognized tax benefits referenced above.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2004. The Company is currently under audit in various state and local jurisdictions for fiscal years 1996 through 1999 and fiscal years 2003 through 2005. The Company is also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. The Company estimates that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the first quarter of fiscal year 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year.

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

U.S. income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas.” The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. The Company periodically reassesses this determination. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109,” which became effective for the Company at the beginning of its fiscal year ending August 31, 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Our critical accounting policies are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “ Fair Value Measurements.” Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on the Company’s consolidated financial statements.

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

Under Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity earnings related to its investment in VML of $41,000 and $6,000 for the three months ended November 30, 2007 and 2006, respectively.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.1 million as of November 30, 2007. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings, was approximately $6.7 million and $5.2 million during the three months ended November 30, 2007 and 2006, respectively. The Company had product payables to VML of $2.8 million and $1.5 million at November 30, 2007 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended November 30, 2007 and 2006.

During the first quarter of fiscal year 2008, the Company acquired an additional $0.8 million of certain finished goods manufactured by VML, which had previously been owned and warehoused by VML under the Company’s historical contract manufacturer model. As the Company transitioned to direct management of these finished goods, it acquired inventory from VML to supply its distribution centers. The Company will continue to acquire the inventory manufactured by VML to supply its distribution centers.

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

Please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 for a discussion of the Company’s exposure to market risks. The Company’s exposure to market risks has not changed materially since August 31, 2007.

ITEM 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2007, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

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

During the quarter ended November 30, 2007, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 1A.	Risk Factors

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, inventory risks, competition, volume growth, political and economic risks, international operations, business risks, new product development risks, risk that operating results and net earnings may not meet expectations, regulatory risks, resolution of tax disputes, acquisition risk, debt financing risk, protection of intellectual property, intellectual property infringement, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships, natural disasters, market expectations and internal control over financial reporting. These risk factors are discussed in more detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

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

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for lubricants, household products and heavy-duty hand cleaners in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

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

ITEM 6.	Exhibits

Exhibit No.	Description
3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed October 20, 2005, Exhibit 3 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) and 10(b) are compensatory plans or arrangements required to be filed as exhibits pursuant to ITEM 6).

10(a)	WD-40 Directors’ Compensation Policy and Election Plan

10(b)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 8, 2007 (Appendix A, thereto).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY
Registrant

Date: January 9, 2008	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller
(Principal Accounting Officer)