Form 10-Q
period 2008-02-29
WD 40 CO
filed 2008-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2008

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

Yes  ☐    No  ☒

As of March 31, 2008, 16,427,417 shares of the Registrant’s Common Stock were outstanding.

Part I Financial Information

ITEM 1.	Financial Statements

WD-40 Company

Consolidated Condensed Balance Sheets

(unaudited)

	February 29, 2008	August 31, 2007
Assets
Current assets:
Cash and cash equivalents	$23,394,000	$61,078,000
Trade accounts receivable, less allowance for doubtful accounts of $391,000 and $369,000	52,866,000	47,204,000
Product held at contract packagers	1,550,000	1,447,000
Inventories	16,962,000	13,208,000
Current deferred tax assets, net	4,157,000	4,145,000
Other current assets	3,846,000	3,489,000

Total current assets	102,775,000	130,571,000

Property, plant and equipment, net	10,036,000	8,811,000
Goodwill	96,340,000	96,409,000
Other intangibles, net	42,145,000	42,543,000
Marketable securities	6,075,000	—
Investment in related party	996,000	1,015,000
Other assets	3,690,000	3,837,000

	$262,057,000	$283,186,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,714,000	$10,714,000
Accounts payable	15,727,000	21,854,000
Accounts payable to related party	525,000	1,506,000
Accrued liabilities	15,159,000	12,780,000
Accrued payroll and related expenses	3,878,000	6,906,000
Income taxes payable	2,523,000	97,000

Total current liabilities	48,526,000	53,857,000

Long-term debt	32,143,000	42,857,000
Deferred employee benefits and other long-term liabilities	4,842,000	2,195,000
Long-term deferred tax liabilities, net	15,977,000	16,005,000

Total liabilities	101,488,000	114,914,000

Shareholders’ equity:
Common stock, $.001 par value, 36,000,000 shares authorized — 17,990,915 and 17,883,299 shares issued; and 16,427,417 and 16,848,601 shares outstanding	18,000	18,000
Paid-in capital	79,305,000	74,836,000
Retained earnings	124,139,000	118,260,000
Accumulated other comprehensive income	7,173,000	7,504,000
Common stock held in treasury, at cost (1,563,498 and 1,034,698 shares)	(50,066,000)	(32,346,000)

Total shareholders’ equity	160,569,000	168,272,000

	$262,057,000	$283,186,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended February 29 or 28,		Six Months Ended February 29 or 28,
	2008	2007	2008	2007
Net sales	$78,948,000	$79,331,000	$158,098,000	$151,287,000
Cost of products sold (including cost of products acquired from related party of $4,496,000 and $4,604,000 for the three months ended February 29, 2008 and February 28, 2007, respectively; and $11,177,000 and $9,795,000 for the six months ended February 29, 2008 and February 28, 2007, respectively)	40,808,000	40,293,000	82,488,000	77,776,000

Gross profit	38,140,000	39,038,000	75,610,000	73,511,000

Operating expenses:
Selling, general and administrative	20,344,000	19,736,000	41,568,000	38,791,000
Advertising and sales promotion	4,243,000	5,061,000	10,883,000	10,703,000
Amortization of intangible asset	150,000	146,000	302,000	287,000

Income from operations	13,403,000	14,095,000	22,857,000	23,730,000

Other (expense) income:
Interest expense, net of interest income of $426,000 and $404,000 for the three months ended February 29, 2008 and February 28, 2007, respectively; and $956,000 and $837,000 for the six months ended February 29, 2008 and February 28, 2007, respectively	(390,000)	(613,000)	(796,000)	(1,294,000)
Other income (expense), net	229,000	(94,000)	541,000	(185,000)

Income before income taxes	13,242,000	13,388,000	22,602,000	22,251,000

Provision for income taxes	4,576,000	4,449,000	7,706,000	7,618,000

Net income	$8,666,000	$8,939,000	$14,896,000	$14,633,000

Earnings per common share:
Basic	$0.52	$0.52	$0.88	$0.86

Diluted	$0.51	$0.52	$0.87	$0.85

Weighted average common shares outstanding, basic	16,784,469	17,043,032	16,836,803	17,032,602

Weighted average common shares outstanding, diluted	16,971,502	17,232,563	17,032,147	17,236,795

Dividends declared per share	$0.25	$0.25	$0.50	$0.47

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended February 29 or 28,
	2008	2007
Cash flows from operating activities:
Net income	$14,896,000	$14,633,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,862,000	1,820,000
(Gains) losses on sales and disposals of property and equipment	(2,000)	22,000
Deferred income tax expense	(151,000)	989,000
Excess tax benefits from exercises of stock options	(149,000)	(114,000)
Distributions received and equity losses (earnings) from related party, net	19,000	—
Stock-based compensation	1,391,000	1,064,000
Changes in assets and liabilities:
Trade accounts receivable	(5,698,000)	(4,663,000)
Product held at contract packagers	(103,000)	(525,000)
Inventories	(3,727,000)	358,000
Other assets	(446,000)	879,000
Accounts payable and accrued expenses	(6,869,000)	3,801,000
Accounts payable to related party	(981,000)	439,000
Income taxes payable	2,690,000	107,000
Deferred employee benefits and other long-term liabilities	2,056,000	55,000

Net cash provided by operating activities	4,788,000	18,865,000

Cash flows from investing activities:
Purchases of marketable securities	(76,175,000)	(99,600,000)
Sales of marketable securities	70,100,000	99,600,000
Proceeds from collections on note receivable	—	25,000
Capital expenditures	(2,656,000)	(1,181,000)
Proceeds from sales of property and equipment	108,000	109,000

Net cash used in investing activities	(8,623,000)	(1,047,000)

Cash flows from financing activities:
Repayments of long-term debt	(10,714,000)	(10,714,000)
Proceeds from issuance of common stock	2,906,000	2,025,000
Excess tax benefits from exercises of stock options	149,000	114,000
Treasury stock purchases	(17,720,000)	—
Dividends paid	(8,453,000)	(8,007,000)

Net cash used in financing activities	(33,832,000)	(16,582,000)

Effect of exchange rate changes on cash and cash equivalents	(17,000)	201,000

(Decrease) increase in cash and cash equivalents	(37,684,000)	1,437,000

Cash and cash equivalents at beginning of period	61,078,000	45,206,000

Cash and cash equivalents at end of period	$23,394,000	$46,643,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 Company

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Three Months Ended February 29 or 28,		Six Months Ended February 29 or 28,
	2008	2007	2008	2007
Net income	$8,666,000	$8,939,000	$14,896,000	$14,633,000
Other comprehensive (loss) income:
Equity adjustment from foreign currency translation, net of tax provision (benefit) of $20,000 and ($91,000) for the three months ended February 29, 2008 and February 28, 2007, respectively; and $65,000 and ($115,000) for the six months ended February 29, 2008 and February 28, 2007, respectively	(1,419,000)	(111,000)	(331,000)	1,205,000

Total comprehensive income	$7,247,000	$8,828,000	$14,565,000	$15,838,000

(See accompanying notes to unaudited consolidated condensed financial statements.)

WD-40 COMPANY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 29, 2008

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

WD-40 Company (the Company), based in San Diego, California, markets two lubricant brands known as WD-40® and 3-IN-ONE Oil®, two heavy-duty hand cleaner brands known as Lava® and Solvol®, and six household product brands known as X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh ® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers.

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

Marketable Securities

Periodically, the Company invests in interest-bearing short-term investments. These investments consist of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments have stated maturities of 13 months to 30 years, these types of investments are designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated condensed statements of operations.

As of August 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments near the end of each fiscal quarter. However, as of February 29, 2008, the Company holds $6.1 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 26 to 27 years. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of at least AA-.

As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March of 2008, auctions for auction rate securities held by the Company have failed. An auction fails when there is insufficient demand. However, a failed auction does not represent a default by the issuer. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. In anticipation of liquidity returning in the market, the Company has the intent and ability to hold these investments. Due to the current absence of a liquid market, the Company has reclassified its investments in auction rate securities from current assets to non-current assets in the Company’s consolidated condensed balance sheets. When liquidity for these types of investments returns in the market, the Company intends to sell these investments or reclassify them back to current assets. The Company does not believe that the lack of liquidity relating to auction rate securities will have an impact on its ability to fund operations.

The Company believes that the credit quality of these assets has not been impacted and that the current lack of liquidity in the market is temporary; therefore, no impairment charges have been recorded as of February 29, 2008. As of February 29, 2008, the Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances and information available to the Company in the absence of a liquid market. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 6 percent and 10 percent of the Company’s consolidated net sales during the three months ended February 29, 2008 and February 28, 2007, respectively, and 7 percent and 9 percent of the Company’s consolidated net sales during the six months ended February 29, 2008 and February 28, 2007, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent during each of the three-month periods ended February 29, 2008 and February 28, 2007, respectively, and 3 percent and 4 percent during the six-month periods ended February 29, 2008 and February 28, 2007, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of stock options and restricted stock units granted under the Company’s stock option plan and stock incentive plan. The schedule below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended February 29, 2008 and February 28, 2007:

	Three Months Ended February 29 or 28,		Six Months Ended February 29 or 28,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,784,469	17,043,032	16,836,803	17,032,602
Weighted average dilutive securities	187,033	189,531	195,344	204,193

Weighted average common shares outstanding, diluted	16,971,502	17,232,563	17,032,147	17,236,795

For the three months ended February 29, 2008 and February 28, 2007, there were 588,765 and 283,100 weighted average options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the six months ended February 29, 2008 and February 28, 2007, there were 294,383 and 207,690 weighted average options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Additionally, for the six months ended February 29, 2008, weighted average options outstanding totaling 214,169 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the options. For the three months ended February 29, 2008, as well as for each of the three- and six-month periods ended February 28, 2007, there were no additional anti-dilutive weighted average options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 2 – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise as may be required. During the second quarter of fiscal year 2008, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

Although there were no instances of impairment, if the Company’s innovation initiatives and new product introductions are unsuccessful, and sales of household products continue to decline and are determined to be other than temporary, and/or if the Company’s profit margins for its household products were to continue to deteriorate due to rising costs, the Company’s intangible assets associated with these brands could be subject to material impairment. The Company will be closely monitoring events and circumstances that could trigger impairment.

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

Acquisition-related Goodwill

Changes in the carrying amounts of goodwill by segment for the six months ended February 29, 2008 are summarized below:

	Acquisition-related Goodwill
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$85,709,000	$9,487,000	$1,213,000	$96,409,000
Translation adjustments	(7,000)	(62,000)	—	(69,000)

Balance as of February 29, 2008	$85,702,000	$9,425,000	$1,213,000	$96,340,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Indefinite-lived Intangible Assets

Intangible assets, excluding goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001.

Changes in the carrying amounts of indefinite-lived intangibles by segment for the six months ended February 29, 2008 are summarized below:

	Indefinite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$35,700,000	$4,093,000	$—	$39,793,000
Translation adjustments	—	(61,000)	—	(61,000)

Balance as of February 29, 2008	$35,700,000	$4,032,000	$—	$39,732,000

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

	As of February 29, 2008	As of August 31, 2007
Gross carrying amount	$4,728,000	$4,800,000
Accumulated amortization	(2,315,000)	(2,050,000)

Net carrying amount	$2,413,000	$2,750,000

	Three Months Ended February 29 or 28,		Six Months Ended February 29 or 28,
	2008	2007	2008	2007
Amortization expense	$150,000	$146,000	$302,000	$287,000

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows:

Remainder of fiscal year 2008	$295,000
Fiscal year 2009	591,000
Fiscal year 2010	591,000
Fiscal year 2011	591,000
Fiscal year 2012	345,000

$2,413,000

Changes in the carrying amount of definite-lived intangibles by segment for the six months ended February 29, 2008 are summarized below:

	Definite-lived Intangibles
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$—	$2,750,000	$—	$2,750,000
Amortization	—	(302,000)	—	(302,000)
Translation adjustments	—	(35,000)	—	(35,000)

Balance as of February 29, 2008	$—	$2,413,000	$—	$2,413,000

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 3 – SELECTED FINANCIAL STATEMENT INFORMATION

	As of February 29, 2008	As of August 31, 2007
Inventories
Raw materials and components	$1,574,000	$1,004,000
Work-in-process	1,202,000	1,455,000
Finished goods	14,186,000	10,749,000

	$16,962,000	$13,208,000

Other Current Assets
Prepaid expenses and other	$3,816,000	$3,459,000
Federal income taxes receivable	30,000	30,000

	$3,846,000	$3,489,000

Property, Plant and Equipment, net
Land	$593,000	$597,000
Buildings and improvements	4,657,000	4,559,000
Furniture and fixtures	1,146,000	1,129,000
Computer and office equipment	4,264,000	3,937,000
Software	3,754,000	3,647,000
Machinery, equipment and vehicles	9,460,000	7,663,000

	23,874,000	21,532,000
Less: accumulated depreciation	(13,838,000)	(12,721,000)

	$10,036,000	$8,811,000

Accrued Liabilities
Accrued advertising and sales promotion expenses	$7,241,000	$7,938,000
Other	7,918,000	4,842,000

	$15,159,000	$12,780,000

Accrued Payroll and Related Expenses
Accrued bonus	$1,387,000	$3,185,000
Accrued profit sharing	519,000	1,402,000
Accrued payroll	1,391,000	1,265,000
Accrued payroll taxes	350,000	832,000
Other	231,000	222,000

	$3,878,000	$6,906,000

Deferred Employee Benefits and Other Long-term Liabilities
Supplemental employee retirement liability	$2,090,000	$2,030,000
Other income taxes payable	2,503,000	—
Other	249,000	165,000

	$4,842,000	$2,195,000

NOTE 4 – STOCK REPURCHASE PLAN

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $35.0 million of the Company’s outstanding shares. During the fourth quarter of fiscal year 2007 and the first six months of fiscal year 2008, the Company completed the repurchase program by acquiring 1,028,800 shares at a total cost of $35.0 million.

Prior to the share buy-back plan described above, the Company had 534,698 shares of common stock held in treasury at a total cost of $15.0 million. These shares were the result of the Company’s share buy-back plan that was completed in fiscal year 2004.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

NOTE 5 – RELATED PARTIES

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

Under Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $60,000 for the three months ended February 29, 2008 and equity earnings of $30,000 for the three months ended February 28, 2007. For the six months ended February 29, 2008, the Company recorded equity losses related to its investment in VML of $19,000. For the six months ended February 28, 2007, the Company recorded equity earnings related to its investment in VML of $36,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 29, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated condensed balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.5 million and $4.6 million during the three months ended February 29, 2008 and February 28, 2007, respectively, and $11.2 million and $9.8 million for the six months ended February 29, 2008 and February 28, 2007, respectively. The Company had product payables to VML of $0.5 million and $1.5 million at February 29, 2008 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended February 29, 2008 and February 28, 2007, and $95,000 during each of the six months ended February 29, 2008 and February 28, 2007.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (ATBCs) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007 the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the operating results, financial position and cash flows of the Company. There is not sufficient information to estimate the Company’s exposure at this time.

The Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers. The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene, and the Company believes its products have always been formulated without containing benzene. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the benzene lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s financial condition or results of operations. The Company is vigorously defending these lawsuits in an effort to demonstrate conclusively that its products do not contain benzene, and that they have not contained benzene in prior years. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of benzene lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 29, 2008.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company also has open commitments with other manufacturers to purchase finished goods and components. As of February 29, 2008, these open commitments totaled $3.3 million.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. No liabilities have been recorded with respect to such indemnification agreements as of February 29, 2008.

NOTE 7 – INCOME TAXES

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

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At February 29, 2008, the Company’s gross liability for income taxes related to unrecognized tax benefits totaled $2.5 million and is included in other long-term liabilities in the Company’s consolidated condensed balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s tax rate was $1.8 million at February 29, 2008.

As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.5 million of gross unrecognized tax benefits referenced above.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2004. The Company is currently under audit in various state and local jurisdictions for fiscal years 2003 through 2006. The Company is also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. The Company estimates that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the first six months of fiscal year 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.2 million in the current fiscal year, partially offset by recognized tax benefits of $0.1 million due to expiring statutes.

NOTE 8 – BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

The tables below present information about reportable segments and net sales by product line for the three and six months ended February 29 or 28:

Three Months Ended February 29 or 28:

	Americas		Europe	Asia-Pacific	Total
2008
Net sales	$41,887,000		$29,757,000	$7,304,000	$78,948,000
Income from operations	$4,682,000	(1)	$7,407,000	$1,314,000	$13,403,000
Depreciation and amortization expense	$512,000		$374,000	$45,000	$931,000
Interest income	$225,000		$191,000	$10,000	$426,000
Interest expense	$811,000		$—	$5,000	$816,000
Total assets	$183,939,000		$68,977,000	$9,141,000	$262,057,000
2007
Net sales	$48,942,000		$24,350,000	$6,039,000	$79,331,000
Income from operations	$8,254,000	(1)	$5,060,000	$781,000	$14,095,000
Depreciation and amortization expense	$516,000		$341,000	$39,000	$896,000
Interest income	$272,000		$122,000	$10,000	$404,000
Interest expense	$1,011,000		$—	$6,000	$1,017,000
Total assets	$208,921,000		$58,401,000	$6,908,000	$274,230,000

(1)	For the three months ended February 29, 2008 and February 28, 2007, income from operations for the Americas segment includes costs from headquarters of $4.5 million and $3.7 million, respectively.

Six Months Ended February 29 or 28:

	Americas		Europe	Asia-Pacific	Total
2008
Net sales	$85,442,000		$58,153,000	$14,503,000	$158,098,000
Income from operations	$8,420,000	(2)	$11,942,000	$2,495,000	$22,857,000
Depreciation and amortization expense	$1,038,000		$736,000	$88,000	$1,862,000
Interest income	$550,000		$387,000	$19,000	$956,000
Interest expense	$1,743,000		$—	$9,000	$1,752,000
Total assets	$183,939,000		$68,977,000	$9,141,000	$262,057,000
2007
Net sales	$94,086,000		$46,236,000	$10,965,000	$151,287,000
Income from operations	$13,193,000	(2)	$9,198,000	$1,339,000	$23,730,000
Depreciation and amortization expense	$1,082,000		$673,000	$65,000	$1,820,000
Interest income	$600,000		$223,000	$14,000	$837,000
Interest expense	$2,125,000		$—	$6,000	$2,131,000
Total assets	$208,921,000		$58,401,000	$6,908,000	$274,230,000

(2)	For the six months ended February 29, 2008 and February 28, 2007, income from operations for the Americas segment includes costs from headquarters of $8.3 million and $7.3 million, respectively.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(continued)

Product Line Information

	Net Sales
Three Months Ended	February 29, 2008	February 28, 2007
Lubricants	$59,306,000	$56,745,000
Household products	18,442,000	21,378,000
Hand cleaners	1,200,000	1,208,000

	$78,948,000	$79,331,000

	Net Sales
Six Months Ended	February 29, 2008	February 28, 2007
Lubricants	$116,623,000	$105,649,000
Household products	38,567,000	42,720,000
Hand cleaners	2,908,000	2,918,000

	$158,098,000	$151,287,000

NOTE 9 – SUBSEQUENT EVENTS

On March 25, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2008 to shareholders of record on April 16, 2008.

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

SUMMARY STATEMENT OF OPERATIONS

(dollars in thousands, except per share amounts)

	Three Months Ended February 29 or 28,			Six Months Ended February 29 or 28,
	2008	2007	% Change	2008	2007	% Change
Net sales	$78,948	$79,331	(0)%	$158,098	$151,287	5%
Gross profit	$38,140	$39,038	(2)%	$75,610	$73,511	3%
Income from operations	$13,403	$14,095	(5)%	$22,857	$23,730	(4)%
Net income	$8,666	$8,939	(3)%	$14,896	$14,633	2%
Earnings per common share (diluted)	$0.51	$0.52	(2)%	$0.87	$0.85	3%

HIGHLIGHTS

•

In the second quarter, sales in Europe and Asia-Pacific increased 22% and 21%, respectively, compared to the prior fiscal year second quarter, offset by a sales decrease of 14% in the Americas. For the six months ended February 29, 2008, sales in Europe and Asia-Pacific increased 26% and 32%, respectively, compared to the same prior fiscal year period, partially offset by a sales decrease of 9% in the Americas.

•

In the second quarter, lubricant sales were up 5%, household product sales were down 14%, and hand cleaner sales were essentially flat versus the second quarter of the prior fiscal year. For the six months ended February 29, 2008, lubricant sales were up 10%, household product sales were down 10%, and hand cleaner sales were essentially flat versus the same period last fiscal year.

•

Changes in foreign currency exchange rates compared to the prior fiscal year second quarter and prior fiscal year-to-date period had an impact on our sales as well as our expenses. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $77.3 million and net income of $8.4 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the current fiscal year second quarter by $1.6 million and $0.3 million, respectively. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $153.7 million and net income of $14.3 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the first six months of fiscal year 2008 by $4.4 million and $0.6 million, respectively.

•

The categories in which the Company’s household products are sold are very competitive by nature. For the three and six months ended February 29, 2008, sales of the Company’s household products in the U.S. were down 20% and 14%, respectively, versus the same prior fiscal year periods as a result of lost or decreased distribution, category declines and temporary manufacturing disruptions. The temporary manufacturing disruptions resulted in lost sales of approximately $1.0 million during the first six months of the current fiscal year. The decreases in the U.S. were partially offset by increases in sales of household products in Australia of 44% and 50% for the three and six months ended February 29, 2008, respectively, versus the same prior fiscal year periods, which were driven by growth of Carpet Fresh No Vac sales.

•

We continue to be concerned about rising costs of components and raw materials. In recent years, we have incurred continuing cost increases. To combat the rise in costs, the Company has implemented price increases on certain products during each of the last three fiscal years. In addition to price increases, the Company continues to address the rising costs through innovation and cost reduction strategies.

•

Selling, general and administrative expenses were up 7% during the first six months of fiscal year 2008 compared to the first six months of the prior fiscal year primarily due to increased employee-related costs, professional services costs, and the impact of foreign currency exchange rate changes.

•

During fiscal year 2007, the Company began direct operations in China. Historically, the Company’s sales in China were through third-party marketing distributors. For the three and six months ended February 29, 2008, sales in China increased 68% and 51%, respectively, compared to the same periods last fiscal year as the region benefited from the development of direct sales activity.

RESULTS OF OPERATIONS

Second Quarter of Fiscal Year 2008 Compared to Second Quarter of Fiscal Year 2007

Net Sales

Net Sales by Segment	Three Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Americas	$41,887	$48,942	$(7,055)	(14)%
Europe	29,757	24,350	5,407	22%
Asia-Pacific	7,304	6,039	1,265	21%

Total net sales	$78,948	$79,331	$(383)	(0)%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment and product line. Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the Company’s sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $77.3 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2008 sales by $1.6 million, or 2.1%.

Net Sales by Product Line	Three Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$59,306	$56,745	$2,561	5%
Household products	18,442	21,378	(2,936)	(14)%
Hand cleaners	1,200	1,208	(8)	(1)%

Total net sales	$78,948	$79,331	$(383)	(0)%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $38.1 million, or 48.3% of sales in the second quarter of fiscal year 2008, compared to $39.0 million, or 49.2% of sales in the second quarter of fiscal year 2007. The Company continued to experience increases in costs of products, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

To combat the rise in costs, the Company has implemented price increases on certain products worldwide. These price increases added approximately 0.9% to gross margin percentage in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. In addition to price increases, shifts in product mix in Europe also helped to mitigate the rise in costs during the second quarter of fiscal year 2008 compared to the same prior fiscal year period. Although the price increases and shifts in product mix helped to mitigate the impact of rising costs on gross margin percentage, these benefits were more than offset by the continued cost increases. To further mitigate these cost increases, the Company continues to focus on cost reduction strategies. In addition, the Company sees gross margin improvement opportunities through its innovation efforts.

In general, shifts in product mix as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the second quarter of fiscal year 2008, advertising, promotional and other discounts increased compared to the prior fiscal year second quarter, which negatively impacted gross margin by 0.3%.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the second quarter of fiscal year 2008 increased to $20.3 million, or 25.8% of sales, from $19.7 million, or 24.9% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs and the impact of foreign currency translation, as well as increases in research and development costs, professional services costs and stock-based compensation expense. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.4 million versus the prior fiscal year second quarter as a result of annual compensation increases, additional staffing to support global sourcing and inventory management and the continued growth of direct operations in China. Costs for research and development increased $0.3 million due to the timing of new product development activity. Costs for professional services increased $0.2 million primarily as a result of increased legal costs. Stock-based compensation expense increased $0.2 million due to the increased number of stock options and restricted stock units granted compared to the prior fiscal year. Also contributing to the increase in SG&A expenses was $0.3 million related to foreign currency exchange rates. The current fiscal year second quarter SG&A expenses translated at last fiscal year’s second quarter exchange rates would have produced total SG&A expenses of $20.0 million. These increases were partially offset by a $0.8 million decrease in freight costs and other miscellaneous expenses, such as commissions and investor relations costs.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs in the current fiscal year second quarter were $1.0 million compared to $0.7 million in the prior fiscal year second quarter. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $4.2 million for the second quarter of fiscal year 2008, down from $5.1 million for the second quarter of fiscal year 2007 and, as a percentage of sales, decreased to 5.4% in the second quarter of fiscal year 2008 from 6.4% in the second quarter of fiscal year 2007. The decrease was related to the timing of investment in advertising activities in the prior fiscal year second quarter compared to the current fiscal year second quarter. In the prior fiscal year second quarter, the Company invested in consumer broadcast advertising and print media in the U.S. to support the Spot Shot brand. In the current fiscal year second quarter, the Company had lower levels of marketing investment in the U.S., as the Company did not repeat its Spot Shot consumer broadcast advertising and print media. Investment in global advertising and sales promotion expenses for fiscal year 2008 is expected to be in the range of 6.5% to 8.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the second quarter of fiscal year 2008, the total promotional costs recorded as reductions to sales were $3.9 million versus $3.4 million in the second quarter of fiscal year 2007. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $8.1 million in the current fiscal year second quarter versus $8.5 million in the prior fiscal year second quarter.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $150,000 in the second quarter of fiscal year 2008, compared to $146,000 in last fiscal year’s second quarter. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $13.4 million, or 17.0% of sales in the second quarter of fiscal year 2008, compared to $14.1 million, or 17.8% of sales in the second quarter of fiscal year 2007. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.4 million in the second quarter of fiscal year 2008, compared to $0.6 million in the second quarter of fiscal year 2007. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2007.

Other Income / Expense, net

Other income, net was $229,000 during the second quarter of fiscal year 2008, compared to other expense, net of $94,000 in the prior fiscal year second quarter, an increase of $323,000, which was due to foreign currency exchange gains in the current fiscal year second quarter compared to foreign currency exchange losses in the prior fiscal year second quarter. Other income / expense, net also includes rental income from VML Company L.L.C. (VML). The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Provision for Income Taxes

The provision for income taxes was 34.6% of income before income taxes for the second quarter of fiscal year 2008, an increase from 33.2% in the prior fiscal year second quarter. The increase in tax rate was primarily due to one-time benefits in the prior fiscal year second quarter. However, the current fiscal year second quarter tax rate benefited from lower foreign tax rates and increased benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income

Net income was $8.7 million, or $0.51 per common share on a fully diluted basis for the second quarter of fiscal year 2008, compared to $8.9 million, or $0.52 per common share for the second quarter of fiscal year 2007. The change in foreign currency exchange rates period over period had a positive impact of $0.3 million on second quarter fiscal year 2008 net income. Current fiscal year second quarter results translated at last fiscal year’s second quarter foreign currency exchange rates would have produced net income of $8.4 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year second quarters.

Americas

Net Sales	Three Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$26,550	$30,192	$(3,642)	(12)%
Household products	14,399	17,792	(3,393)	(19)%
Hand cleaners	938	958	(20)	(2)%

Sub-total	$41,887	$48,942	$(7,055)	(14)%

% of consolidated	53%	62%

The decrease in lubricant sales in the Americas during the current fiscal year second quarter compared to last fiscal year’s second quarter was the result of WD-40 sales declines in the U.S., where sales decreased by 22%. The decrease in U.S. WD-40 sales was primarily the result of the timing of promotional activity, as well as key customers reducing WD-40 inventory levels in preparation for the Company’s conversion to the WD-40 Smart Straw format. This conversion began during the third quarter of the current fiscal year 2008. WD-40 sales in the U.S. also declined as customers reduced inventory levels and in-store promotional activity in response to the slowing U.S. economy. The decrease in WD-40 sales in the U.S. was partially offset by increases in WD-40 sales in Canada and Latin America. The sales growth of WD-40 in Canada was driven by increased promotional activity versus the prior fiscal year second quarter. The sales growth of WD-40 in Latin America was driven by increased distribution.

Sales of household products in the second quarter of fiscal year 2008 were down $3.4 million, or 19%, compared to the second quarter of fiscal year 2007 due to declines in the U.S. Sales in the U.S. decreased by $3.3 million, or 20%, due to decreased sales of Spot Shot, 2000 Flushes, X-14 and Carpet Fresh. These declines were the result of several factors, including decreased distribution, declining categories and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales decreased 24% in the U.S. during the current fiscal year second quarter as compared to the prior fiscal year second quarter due to reduced sales to key customers and overall declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, the Company has committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand, including environmentally friendly products such as Spot Shot “PetCleanTM,” which is non-toxic and biodegradable. The Spot Shot “PetClean” product launched at the end of the current fiscal year second quarter. Additionally, the Company expects to further offset these declines through new packaging and promotional offerings throughout the current fiscal year.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 17% in the current fiscal year second quarter compared to the prior fiscal year second quarter due to decreased distribution with key customers, competitive innovation and temporary manufacturing disruptions that resulted in lost sales and distribution. The decrease in distribution with key customers was the result of the continued decline in sales velocity of the in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, the Company is exploring new distribution channels and has committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

U.S. sales of the X-14 hard surface cleaners decreased 42% in the current fiscal year second quarter versus the prior fiscal year second quarter due primarily to decreased distribution as a result of competitor activity and temporary manufacturing disruptions. In an effort to offset these losses and generate growth for the brand, the Company is exploring new distribution channels and continues to commit additional marketing and research and development resources to support and to create innovation around the brand.

Sales of Carpet Fresh in the U.S. declined 5% in the current fiscal year second quarter compared to the prior fiscal year second quarter due to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation and new distribution opportunities for the Carpet Fresh brand.

The Company’s U.S. household products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. The Company is addressing these challenges through its focus on innovation, the continued renovation of its household brands and new distribution channels. The Company’s innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas were essentially flat in the current fiscal year second quarter compared to the prior fiscal year second quarter. Distribution and sell through remain consistent and stable through the grocery trade and other classes of trade.

For the Americas, 81% of sales came from the U.S., and 19% came from Canada and Latin America in the second quarter of fiscal year 2008, compared to the distribution in the second quarter of fiscal year 2007, when 86% of sales came from the U.S., and 14% came from Canada and Latin America.

Europe

Net Sales	Three Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$26,706	$21,464	$5,242	24%
Household products	3,051	2,886	165	6%
Hand cleaners	—	—	—	—

Sub-total	$29,757	$24,350	$5,407	22%

% of consolidated	38%	31%

For the quarter ended February 29, 2008, sales in Europe grew to $29.8 million, up $5.4 million, or 22%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $29.2 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2008 sales by approximately $0.6 million, or 2%.

The countries where the Company sells through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 18% in the current fiscal year second quarter versus last fiscal year’s second quarter. Sales from these countries also accounted for 69% of the region’s sales in the current fiscal year second quarter, down from 72% in the prior fiscal year second quarter. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year second quarter are as follows: the U.K., 9%; France, 28%; the German sales region, 25%; Spain/Portugal, 23%; and Italy, 21%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of the WD-40 Smart Straw and the 3-IN-ONE Professional line of products, as well as the favorable impact of changes in foreign currency exchange rates compared to the same prior fiscal year period. The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales into the region. Sales in Spain/Portugal were up due to the continued growth and penetration of WD-40 and 3-IN-ONE. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 34% in the second quarter of fiscal year 2008 versus the second quarter of fiscal year 2007. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 31% of the total Europe segment sales in the current fiscal year second quarter, up from 28% in the prior fiscal year second quarter. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Three Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$6,050	$5,089	$961	19%
Household products	992	700	292	42%
Hand cleaners	262	250	12	5%

Sub-total	$7,304	$6,039	$1,265	21%

% of consolidated	9%	8%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the second quarter of fiscal year 2008 were $7.3 million, up $1.3 million, or 21%, compared to the second quarter of fiscal year 2007. Changes in foreign currency exchange rates compared to the prior fiscal year second quarter contributed to the growth of sales. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced sales of $6.9 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected second quarter fiscal year 2008 sales by approximately $0.4 million, or 6%. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia, as well as increased No Vac sales in Australia.

Sales in Australia were up 28% in the current fiscal year second quarter as compared to the prior fiscal year second quarter primarily due to sales growth of No Vac and WD-40. No Vac sales growth was the result of promotional activity with a key customer, as well as increased distribution as the brand continues to gain market share in Australia’s growing aerosol rug and room deodorizer category. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers.

Sales in Asia were up 17% in the current fiscal year second quarter as compared to the prior fiscal year second quarter primarily due to increased WD-40 sales to customers across the entire region, including in China and Indonesia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, the Company has sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, the Company began direct operations in China in fiscal year 2007. Sales across other parts of the Asian region were also up, including in India, Japan and Hong Kong. This region represents long-term growth potential for the Company.

Six Months Ended February 29, 2008 Compared to Six Months Ended February 28, 2007

Net Sales

Net Sales by Segment	Six Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Americas	$85,442	$94,086	$(8,644)	(9)%
Europe	58,153	46,236	11,917	26%
Asia-Pacific	14,503	10,965	3,538	32%

Total net sales	$158,098	$151,287	$6,811	5%

Please refer to the discussion under “Segment Results” included later in this section for further detailed results by segment and product line. Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted the growth of the Company’s sales. The current fiscal year six-month results translated at last fiscal year’s period exchange rates would have produced sales of $153.7 million, thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2008 by $4.4 million, or 3%.

Net Sales by Product Line	Six Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$116,623	$105,649	$10,974	10%
Household products	38,567	42,720	(4,153)	(10)%
Hand cleaners	2,908	2,918	(10)	(0)%

Total net sales	$158,098	$151,287	$6,811	5%

By product line, sales of lubricants include WD-40 and 3-IN-ONE; sales of household products include Carpet Fresh, No Vac, X-14, 2000 Flushes, Spot Shot and 1001; and hand cleaner sales include Lava and Solvol.

Gross Profit

Gross profit was $75.6 million, or 47.8% of sales for the six months ended February 29, 2008, compared to $73.5 million, or 48.6% of sales in the same period last fiscal year. The Company continued to experience increases in costs of products, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we remain concerned about the possibility of continued rising costs of components, raw materials and finished goods.

To combat the rise in costs, the Company has implemented price increases on certain products worldwide. These price increases added approximately 0.8% to gross margin percentage in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. In addition to price increases, shifts in product mix in Europe also helped to mitigate the rise in costs during the first six months of fiscal year 2008 compared to the same prior fiscal year period. Although the price increases and shifts in product mix helped to mitigate the impact of rising costs on gross margin percentage, these benefits were more than offset by the continued cost increases. To further mitigate these cost increases, the Company continues to focus on cost reduction strategies. In addition, the Company sees gross margin improvement opportunities through its innovation efforts.

In general, shifts in product mix as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the first half of fiscal year 2008, advertising, promotional and other discounts increased compared to the same prior fiscal year period, which negatively impacted gross margin by 0.2%.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the six months ended February 29, 2008 increased to $41.6 million, or 26.3% of sales, from $38.8 million, or 25.6% of sales, for the same prior fiscal year period. The increase in SG&A was largely attributable to increases in employee-related costs, professional services costs, stock-based compensation expense, miscellaneous expenses and the impact of foreign currency translation. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.9 million versus the same prior fiscal year period as a result of annual compensation increases, additional staffing to support global sourcing and inventory management and the continued growth of direct operations in China. Costs for professional services increased $0.4 million primarily as a result of increased legal costs. Stock-based compensation increased $0.3 million due to the increased number of stock options and restricted stock units granted compared to the prior fiscal year. Miscellaneous expenses increased $0.3 million, which included increased research and development costs and increased meeting and investor relations costs. Also contributing to the increase in SG&A was $0.9 million related to foreign currency exchange rates. SG&A expenses for the six months ended February 29, 2008 translated at last fiscal year’s period exchange rates would have produced total SG&A expenses of $40.7 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs in the first six months of the current fiscal year were $1.8 million compared to $1.6 million in the same prior fiscal year period. The Company’s new-product development team, known as Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $10.9 million for the first six months of fiscal year 2008, up from $10.7 million for the same period last fiscal year, and as a percentage of sales, decreased to 6.9% for the current fiscal year period from 7.1% in the comparable prior fiscal year period. The slight increase in dollars is related to the change in foreign currency exchange rates period over period, which resulted in a $0.3 million increase in the current fiscal year-to-date advertising and sales promotion expenses.

Without the impact of the change in foreign currency exchange rates period over period, advertising and sales promotion expenses were essentially flat. In the first half of the current fiscal year, the Company invested in consumer broadcast and print media advertising to support the 1001 brand in the U.K. In the same prior fiscal year period, the Company committed marketing investment to support the Spot Shot brand in the U.S. Investment in global advertising and sales promotion expenses for fiscal year 2008 is expected to be in the range of 6.5% to 8.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. In the first six months of fiscal year 2008, the total promotional costs recorded as reductions to sales were $9.0 million versus $7.7 million in the first six months of fiscal year 2007. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $19.9 million and $18.4 million in the first six months of fiscal years 2008 and 2007, respectively.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $302,000 in the first six months of fiscal year 2008, compared to $287,000 in the same prior fiscal year period. The amortization relates to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $22.9 million, or 14.5% of sales for the first six months of fiscal year 2008, compared to $23.7 million, or 15.7% of sales for the same six-month period in fiscal year 2007. The decrease in income from operations was due to the items discussed above.

Interest Expense, net

Interest expense, net was $0.8 million compared to $1.3 million during the first six months of fiscal years 2008 and 2007, respectively. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2007 and October 2006.

Other Income / Expense, net

Other income, net was $541,000 during the first six months of fiscal year 2008, compared to other expense, net of $185,000 in the same prior fiscal year period, an increase of $726,000, which was due to foreign currency exchange gains in the first six months of the current fiscal year compared to foreign currency exchange losses in the same prior fiscal year period. Other income/expense, net also includes rental income from VML Company L.L.C. (VML). The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as the Company’s contract manufacturer for certain household products and acts as a warehouse distributor for other product lines of the Company.

Provision for Income Taxes

The provision for income taxes was 34.1% of income before income taxes for the six months ended February 29, 2008, a decrease from 34.2% for the same prior fiscal year period. The slight decrease in tax rate was primarily due to the increased benefits of I.R.C. Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004 and a decrease in foreign tax rates. The decrease in tax rate was partially offset by one-time benefits from favorable rulings on foreign tax matters in the second quarter of the prior fiscal year.

Net Income

Net income was $14.9 million, or $0.87 per common share on a fully diluted basis for the six months ended February 29, 2008, compared to $14.6 million, or $0.85 per common share for the six months ended February 28, 2007. The change in foreign currency exchange rates period over period had a positive impact of $0.6 million on net income for the first six months of fiscal year 2008. Current fiscal year six-month results translated at last fiscal year’s period exchange rates would have produced net income of $14.3 million.

Segment Results

Following is a discussion of sales by region for the current and prior fiscal year six-month periods.

Americas

Net Sales	Six Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$51,814	$55,783	$(3,969)	(7)%
Household products	31,312	35,923	(4,611)	(13)%
Hand cleaners	2,316	2,380	(64)	(3)%

Sub-total	$85,442	$94,086	$(8,644)	(9)%

% of consolidated	54%	62%

Changes in foreign currency exchange rates compared to the same prior fiscal year period positively impacted sales in the region. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $84.5 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales in the first six months of fiscal year 2008 by approximately $0.9 million, or 1.1%.

The decrease in lubricant sales in the Americas during the first six months of the current fiscal year compared to the same prior fiscal year period was the result of decreased WD-40 sales in the U.S., where sales declined 14%. The decrease in U.S. sales of WD-40 was primarily the result of key customers reducing WD-40 inventory levels in preparation for the Company’s conversion to the WD-40 Smart Straw format. This conversion began during the third quarter of the current fiscal year 2008. WD-40 sales in the U.S. also declined as customers reduced inventory levels and in-store promotional activity in response to the slowing U.S. economy. The decrease in WD-40 sales in the U.S. was partially offset by increased WD-40 sales in Latin America and Canada. Growth in Latin America was primarily due to new distribution and increased promotional activity. Growth in Canada was due to increased promotional activities during the current fiscal year second quarter.

Sales of household products in the first six months of fiscal year 2008 were down $4.6 million, or 13%, compared to the first six months of fiscal year 2007 due to declines in the U.S. Sales in the U.S. decreased by $4.8 million, or 14%, due to decreased sales of Spot Shot, 2000 Flushes, X-14 and Carpet Fresh. These declines were the result of several factors, including decreased distribution, declining categories, temporary manufacturing disruptions, which resulted in lost sales of $1.0 million, and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales declined 16% in the U.S. during the first six months of the current fiscal year as compared to the same prior fiscal year period due to reduced sales to key customers and overall declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, the Company has committed both marketing and research and development resources to support and create meaningful innovation for the Spot Shot brand, including environmentally friendly products such as Spot Shot “PetClean,” which is non-toxic and biodegradable. The Spot Shot “PetClean” product launched at the end of the current fiscal year second quarter. Additionally, the Company expects to further offset these declines through new packaging and promotional offerings throughout the current fiscal year.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 12% in the first six months of the current fiscal year compared to the first six months of the prior fiscal year due to decreased distribution with key customers, competitive innovation and temporary manufacturing disruptions that resulted in lost sales of $0.5 million during the first six months of the current fiscal year. The decrease in distribution with key customers was the result of the continued decline in sales velocity of the in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, the Company has shifted its product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, the Company is exploring new distribution channels and has committed both marketing and research and development resources to support and to create next generation innovation around the automatic toilet bowl cleaner category.

U.S. sales of the X-14 hard surface cleaners decreased 34% in the first six months of the current fiscal year versus the same prior fiscal year period due primarily to decreased distribution as a result of competitor activity. Also contributing to the sales declines were temporary manufacturing disruptions that resulted in lost sales totaling $0.5 million during the first six months of the current fiscal year. In an effort to offset these losses and generate growth for the brand, the Company is exploring new distribution channels and continues to commit additional marketing and research and development resources to support and to create innovation around the brand.

Sales of Carpet Fresh in the U.S. declined 7% in the first six months of the current fiscal year as compared to the same prior fiscal year period due to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. The Company continues to refine its marketing, promotions and pricing strategies, and has committed research and development resources to create innovation and new distribution opportunities for the Carpet Fresh brand.

The Company’s U.S. household products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. The Company is addressing these challenges through its focus on innovation, the continued renovation of its household brands and new distribution channels. The Company’s innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas decreased 3% in the first six months of the current fiscal year compared to the same prior fiscal year period. Although sales of heavy-duty hand cleaners decreased slightly, distribution and sell through remain consistent and stable through the grocery trade and other classes of trade.

For the Americas, 81% of sales came from the U.S., and 19% came from Canada and Latin America in the first six months of fiscal year 2008, compared to distribution in the first six months of fiscal year 2007, when 85% of sales came from the U.S. and 15% came from Canada and Latin America.

Europe

Net Sales	Six Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$52,751	$40,722	$12,029	30%
Household products	5,402	5,514	(112)	(2)%
Hand cleaners	—	—	—	—

Sub-total	$58,153	$46,236	$11,917	26%

% of consolidated	37%	31%

For the six months ended February 29, 2008, sales in Europe grew to $58.2 million, up $11.9 million, or 26%, over sales in the same prior fiscal year period. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $55.5 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the current fiscal year-to-date sales by approximately $2.7 million, or 5%.

The countries where the Company sells through a direct sales force include the U.K, Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 21% in the first six months of the current fiscal year versus the same period last fiscal year. Sales from these countries also accounted for 66% of the region’s sales in the first six months of the current fiscal year, down from 69% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region over the prior fiscal year’s first six months are as follows: the U.K., 5%; France, 42%; the German sales region, 33%; Spain/Portugal, 25%; and Italy, 20%. In the long term, the number of countries where the Company sells through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from the growth of the WD-40 Smart Straw and the favorable impact of changes in foreign currency exchange rates compared to the same prior fiscal year period. In local currency, the sales growth of the WD-40 Smart Straw was essentially offset by sales declines of 1001 and 3-IN-ONE. The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales into the region. Sales in Spain/Portugal were up as a result of the continued growth and penetration of WD-40 and 3-IN-ONE. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 37% in the first six months of fiscal year 2008 versus the same prior fiscal year period. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 34% of the total Europe segment sales in the first six months of the current fiscal year, up from 31% in the same prior fiscal year period. These markets continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

Net Sales	Six Months Ended February 29 or 28,
(in thousands)	2008	2007	$ Change	% Change
Lubricants	$12,058	$9,144	$2,914	32%
Household products	1,853	1,283	570	44%
Hand cleaners	592	538	54	10%

Sub-total	$14,503	$10,965	$3,538	32%

% of consolidated	9%	7%

In the Asia-Pacific region, which includes Australia and Asia, total sales in the first six months of fiscal year 2008 were $14.5 million, up $3.5 million, or 32%, compared to the first six months of fiscal year 2007. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $13.8 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected the current fiscal year-to-date sales by approximately $0.7 million, or 5%. Asia-Pacific sales benefited from increased lubricant sales in both Asia and Australia, as well as increased No Vac sales in Australia.

Sales in Australia were up 36% in the first six months of the current fiscal year as compared to the same prior fiscal year period primarily due to sales growth of No Vac and WD-40. No Vac sales growth was the result of promotional activity as well as increased distribution as the brand continues to gain market share in Australia’s growing aerosol rug and room deodorizer category. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers.

Sales in Asia were up 31% in the first six months of the current fiscal year as compared to the first six months of the prior fiscal year primarily due to increased WD-40 sales to customers across the entire region, including in China, Indonesia, Korea and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, the Company has sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, the Company began direct operations in China in fiscal year 2007. Sales across other parts of the Asian region were also up, including in India, Japan, Hong Kong, the Philippines and Singapore. This region represents long-term growth potential for the Company.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended February 29, 2008, cash and cash equivalents decreased by $37.7 million, from $61.1 million at the end of fiscal year 2007 to $23.4 million at February 29, 2008. Operating cash flow of $4.8 million was offset by cash used in investing activities of $8.6 million and cash used in financing activities of $33.8 million.

Net cash provided by operating activities for the six months ended February 29, 2008 was $4.8 million. This amount consisted of $14.9 million from net income with an additional $3.0 million of adjustments for non-cash items, including depreciation and amortization, gains on sales of equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML Company L.L.C. (VML) and stock-based compensation, partially offset by $13.1 million related to changes in the working capital as described below and changes in other long-term liabilities.

Net cash used in investing activities for the first six months of fiscal year 2008 was $8.6 million. The Company purchased $76.2 million, and sold $70.1 million, of investment-grade auction rate securities.

As of February 29, 2008, the Company holds $6.1 million of auction rate securities with underlying tax-exempt municipal bonds. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of at least AA-. Although these investments have stated maturities of 26 to 27 years, these types of investments are designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March of 2008, auctions for auction rate securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. In anticipation of liquidity returning in the market, the Company has the intent and ability to hold these investments. Due to the current absence of a liquid market, the Company has reclassified its investment in auction rate securities from current assets to non-current assets in the Company’s consolidated balance sheets. When liquidity for these types of investments returns in the market, the Company intends to sell these investments or reclassify them back to current assets. The Company does not believe that the lack of liquidity relating to auction rate securities will have an impact on its ability to fund operations.

Capital expenditures of $2.7 million were primarily in the areas of machinery and equipment related to new product development, computer hardware and software and vehicle replacements. For fiscal year 2008, the Company expects to spend approximately $6.9 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

For the first six months of fiscal year 2008, net cash used in financing activities included a $10.7 million principal payment on debt in October 2007, $8.5 million of dividend payments, and $17.7 million for purchases of 528,800 shares of common stock held in treasury, partially offset by $2.9 million in proceeds from the exercise of common stock options and $0.1 million of excess tax benefits from exercises of stock options. The $10.7 million payment on debt was the third principal payment on the Company’s original $75 million, 7.28% fixed-rate term loan. Subsequent payments in similar amounts will be due in October in each of the following four years.

Current assets decreased by $27.8 million to $102.8 million at February 29, 2008, down from $130.6 million at August 31, 2007. Accounts receivable increased to $52.9 million, up $5.7 million from $47.2 million at August 31, 2007, as a result of the timing of sales. Inventory increased to $17.0 million, up $3.8 million from $13.2 million at August 31, 2007 primarily due to the build up of inventory for new product introductions in the U.S. as well as the acquisition of inventory from VML, a contract manufacturer and warehouse distributor for the Company. During the first quarter of fiscal year 2008, the Company began acquiring additional finished goods manufactured by VML, which had previously been owned and warehoused by VML under the Company’s historical contract manufacturer model. As the Company transitioned to direct management of these finished goods, it acquired inventory from VML to supply its distribution centers. The Company will continue to acquire the inventory manufactured by VML to supply its distribution centers.

Current liabilities were $48.5 million at February 29, 2008, down from $53.9 million at August 31, 2007. Accounts payable and accrued liabilities decreased by $4.7 million due to timing of payments. Accrued payroll and related expenses were down $3.0 million primarily due to decreased bonus accrual. At February 29, 2008, the accrued bonus balance included only six months of accrual compared to twelve months of accrual as of August 31, 2007. Accrued payroll and related expenses were also down due to decreased profit sharing accrual. At February 29, 2008, the accrued profit sharing balance included only two months of accrual compared to eight months of accrual at August 31, 2007, as the Company’s profit sharing plan is based on a calendar year. Income taxes payable increased $2.4 million due to the timing of payments for federal income taxes.

At February 29, 2008, working capital decreased to $54.2 million, down $22.5 million from $76.7 million at the end of fiscal year 2007. The current ratio was 2.1 at February 29, 2008, down from 2.4 at August 31, 2007.

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $35.0 million of the Company’s outstanding shares. During the six months ended February 29, 2008, the Company acquired 528,800 shares at a total cost of $17.7 million. As of February 15, 2008, the Company had acquired a total of 1,028,800 shares at a total cost of $35.0 million under the plan and had completed the repurchase program.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company also has open commitments with other manufacturers to purchase finished goods and components. As of February 29, 2008, these open commitments totaled $3.3 million.

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

On March 25, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2008 to shareholders of record on April 16, 2008. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At February 29, 2008, the Company’s gross liability for income taxes related to unrecognized tax benefits totaled $2.5 million and is included in other long-term liabilities in the Company’s consolidated condensed balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s tax rate was $1.8 million at February 29, 2008.

As a result of FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.5 million of gross unrecognized tax benefits referenced above.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2004. The Company is currently under audit in various state and local jurisdictions for fiscal years 2003 through 2006. The Company is also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. The Company estimates that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the first six months of fiscal year 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.2 million in the current fiscal year, partially offset by recognized tax benefits of $0.1 million due to expiring statutes.

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

Under Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in VML earnings or losses is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $60,000 for the three months ended February 29, 2008 and equity earnings of $30,000 for the three months ended February 28, 2007. For the six months ended February 29, 2008, the Company recorded equity losses related to its investment in VML of $19,000. For the six months ended February 28, 2007, the Company recorded equity earnings related to its investment in VML of $36,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $1.0 million as of February 29, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party on the Company’s consolidated condensed balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.5 million and $4.6 million during the three months ended February 29, 2008 and February 28, 2007, respectively, and $11.2 million and $9.8 million for the six months ended February 29, 2008 and February 28, 2007, respectively. The Company had product payables to VML of $0.5 million and $1.5 million at February 29, 2008 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income (expense), net. Rental income from VML was $48,000 during each of the three months ended February 29, 2008 and February 28, 2007, and $95,000 during each of the six months ended February 29, 2008 and February 28, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Periodically, the Company invests in interest-bearing short-term investments. These investments consist of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments have stated maturities of 13 months to 30 years, these types of investments are designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par.

On a quarterly basis, the Company assesses its investments for impairment. If the investments are deemed to be impaired, the Company then determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, the Company records the impairment in the Company’s consolidated condensed statements of operations.

As of August 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments near the end of each fiscal quarter. However, as of February 29, 2008, the Company holds $6.1 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 26 to 27 years. These bonds are insured and have AAA ratings. The underlying issuers of these bonds have credit ratings of at least AA-.

As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March of 2008, auctions for auction rate securities held by the Company have failed. An auction fails when there is insufficient demand. However, a failed auction does not represent a default by the issuer. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. In anticipation of liquidity returning in the market, the Company has the intent and ability to hold these investments. Due to the current absence of a liquid market, the Company has reclassified its investments in auction rate securities from current assets to non-current assets in the Company’s consolidated condensed balance sheets. When liquidity for these types of investments returns in the market, the Company intends to sell these investments or reclassify them back to current assets. The Company does not believe that the lack of liquidity relating to auction rate securities will have an impact on its ability to fund operations.

The Company believes that the credit quality of these assets has not been impacted and that the current lack of liquidity in the market is temporary; therefore, no impairment charges have been recorded as of February 29, 2008. As of February 29, 2008, the Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances and information available to the Company in the absence of a liquid market. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

Please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 for a discussion of the Company’s exposure to market risks.

ITEM 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2008, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

The Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers. The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene, and the Company believes its products have always been formulated without containing benzene. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the benzene lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s financial condition or results of operations. The Company is vigorously defending these lawsuits in an effort to demonstrate conclusively that its products do not contain benzene, and that they have not contained benzene in prior years. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of benzene lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s results of operations and cash flows in future periods.

During the quarter ended February 29, 2008, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

ITEM 1A.	Risk Factors

The Company is subject to a variety of risks, including component supply risk, reliance on supply chain, inventory risks, competition, volume growth, political and economic risks, international operations, business risks, new product development risks, risk that operating results and net earnings may not meet expectations, regulatory risks, resolution of tax disputes, acquisition risk, debt financing risk, protection of intellectual property, intellectual property infringement, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships, natural disasters and terrorist attacks, market expectations and internal control over financial reporting. These risk factors are discussed in more detail in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

Goodwill and Intangible Assets Impairment Risk

During the second quarter of fiscal year 2008, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on future discounted cash flows compared to related book values. Based on this test, the Company determined that there were no instances of impairment.

Although there were no instances of impairment, if the Company’s innovation initiatives and new product introductions are unsuccessful, and sales of household products continue to decline and are determined to be other than temporary, and/or if the Company’s profit margins for its household products were to continue to deteriorate due to rising costs, the Company’s intangible assets associated with these brands could be subject to material impairment. The Company will be closely monitoring events and circumstances that could trigger impairment.

The Company assesses the potential impairment of long-lived assets, identifiable intangibles and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangibles determined to have indefinite lives, impairment is tested at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year unless there are indicators during an interim period that assets may have become impaired. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates, such as forecasted revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Management judgments and estimates are based on assumptions that are most reasonably likely to occur. For goodwill, impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. For intangible assets, impairment occurs when the carrying value of an asset exceeds its fair value. In addition, intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for lubricants, household products and heavy-duty hand cleaners in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Shareholders Meeting on December 11, 2007, the following matters were voted upon and approved by the margins indicated.

		Number of Shares
		Voted For	Withheld
1.	Election of Directors.
	John C. Adams, Jr.	15,354,451	96,995
	Giles H. Bateman	15,346,153	105,293
	Peter D. Bewley	14,800,112	651,334
	Richard A. Collato	14,799,144	652,302
	Mario L. Crivello	14,784,997	666,449
	Linda A. Lang	14,794,884	656,562
	Kenneth E. Olson	15,338,964	112,482
	Garry O. Ridge	15,354,361	97,085
	Neal E. Schmale	15,354,753	96,693

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Vote
2.	Ratification of the WD-40 Company 2007 Stock Incentive Plan	9,025,829	3,417,516	76,985	2,931,116

		Number of Shares
		Voted For	Voted Against	Abstain
3.	Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year 2008	15,337,008	84,518	29,920

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 27, 2007, the Company’s Board of Director’s approved a share-buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $35.0 million of the Company’s outstanding shares. During the three months ended February 29, 2008, the Company acquired 528,800 shares at a total cost of $17.7 million. As of February 15, 2008, the Company had acquired a total of 1,028,800 shares at a total cost of $35.0 million under the plan and had completed the repurchase program.

The following table presents the total number of shares repurchased during the three months ended February 29, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – December 31	—	$—	—	$17,699,718
January 1 – January 31	303,500	$33.13	303,500	$7,644,044
February 1 – February 15	225,300	$33.93	225,300	$—

Total	528,800	$33.47	528,800	$—

Administrative costs, such as commissions and handling fees, related to the stock repurchase program totaled approximately $21,000 for the three months ended February 29, 2008. If these costs were included in the average price paid per share, the average price would equal $33.51.

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

WD-40 COMPANY Registrant

Date: April 9, 2008	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL J. IRWIN
Michael J. Irwin
Executive Vice President Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAY REMBOLT
Jay Rembolt
Vice President of Finance, Controller (Principal Accounting Officer)