Form 10-Q
period 2008-05-31
WD 40 CO
filed 2008-07-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File Number 000-06936

WD-40 COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 Cudahy Place San Diego, CA	92110
(Address of principal executive offices)	(Zip Code)

(619) 275-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of June 30, 2008 was 16,441,067.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2008

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share amounts)

	May 31, 2008	August 31, 2007
Assets
Cash and cash equivalents	$37,547	$61,078
Trade accounts receivable, less allowance for doubtful accounts of $537 and $369 at May 31, 2008 and August 31, 2007, respectively	52,097	47,204
Product held at contract packagers	1,810	1,447
Inventories	17,275	13,208
Current deferred tax assets, net	4,159	4,145
Other current assets	3,017	3,489

Total current assets	115,905	130,571
Property, plant and equipment, net	11,016	8,811
Goodwill	96,321	96,409
Other intangible assets, net	41,975	42,543
Investment in related party	767	1,015
Other assets	3,616	3,837

Total assets	$269,600	$283,186

Liabilities and Shareholders’ Equity
Accounts payable	$18,298	$21,854
Accounts payable to related party	365	1,506
Accrued liabilities	14,176	12,780
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	4,571	6,906
Income taxes payable	3,016	97

Total current liabilities	51,140	53,857
Long-term debt	32,143	42,857
Long-term deferred tax liabilities, net	16,601	16,005
Deferred employee benefits and other long-term liabilities	3,497	2,195

Total liabilities	103,381	114,914

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,004,565 and 17,883,299 shares issued at May 31, 2008 and August 31, 2007, respectively; and 16,441,067 and 16,848,601 shares outstanding at May 31, 2008 and August 31, 2007, respectively	18	18
Additional paid-in capital	81,063	74,836
Retained earnings	128,093	118,260
Accumulated other comprehensive income	7,111	7,504
Common stock held in treasury, at cost — 1,563,498 and 1,034,698 shares at May 31, 2008 and August 31, 2007, respectively	(50,066)	(32,346)

Total shareholders’ equity	166,219	168,272

Total liabilities and shareholders’ equity	$269,600	$283,186

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net sales	$82,104	$77,581	$240,202	$228,868
Cost of products sold (including cost of products acquired from related party of $5,927 and $4,481 for the three months ended May 31, 2008 and 2007, respectively; and $17,104 and $14,276 for the nine months ended May 31, 2008 and 2007, respectively)	43,921	40,714	126,409	118,490

Gross profit	38,183	36,867	113,793	110,378

Operating expenses:
Selling, general and administrative	21,446	20,215	63,014	59,006
Advertising and sales promotion	4,339	5,173	15,222	15,876
Amortization of intangible asset	147	147	449	434

Total operating expenses	25,932	25,535	78,685	75,316

Income from operations	12,251	11,332	35,108	35,062
Other (expense) income:
Interest expense, net of interest income of $307 and $568 for the three months ended May 31, 2008 and 2007, respectively; and $1,263 and $1,405 for the nine months ended May 31, 2008 and 2007, respectively	(433)	(401)	(1,229)	(1,695)
Other income, net	212	333	753	148

Income before income taxes	12,030	11,264	34,632	33,515
Provision for income taxes	3,957	3,620	11,663	11,238

Net income	$8,073	$7,644	$22,969	$22,277

Earnings per common share:
Basic	$0.49	$0.45	$1.38	$1.31

Diluted	$0.49	$0.44	$1.36	$1.29

Shares used in per share calculations:
Basic	16,431	17,144	16,700	17,070

Diluted	16,580	17,328	16,881	17,268

Dividends declared per common share	$0.25	$0.25	$0.75	$0.72

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended May 31,
	2008	2007
Operating activities:
Net income	$22,969	$22,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,799	2,742
Net gains on sales and disposals of property and equipment	(6)	(17)
Deferred income tax expense	417	1,622
Excess tax benefits from exercises of stock options	(158)	(436)
Distributions received and equity losses (earnings) from related party, net	248	1
Stock-based compensation	1,887	1,502
Changes in assets and liabilities:
Trade accounts receivable	(4,947)	21
Product held at contract packagers	(363)	(674)
Inventories	(4,036)	449
Other assets	360	1,769
Accounts payable and accrued expenses and liabilities	(4,560)	7,222
Accounts payable to related party	(1,141)	720
Income taxes payable	3,219	83
Deferred employee benefits and other long-term liabilities	1,724	82

Net cash provided by operating activities	18,412	37,363

Investing activities:
Purchases of marketable securities	(76,175)	(171,625)
Proceeds from sales of marketable securities	76,175	171,625
Capital expenditures	(4,351)	(1,628)
Proceeds from sales of property and equipment	142	233
Proceeds from collections on note receivable	—	25

Net cash used in investing activities	(4,209)	(1,370)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Proceeds from issuance of common stock	3,278	7,086
Excess tax benefits from exercises of stock options	158	436
Treasury stock purchases	(17,720)	—
Dividends paid	(12,572)	(12,299)

Net cash used in financing activities	(37,570)	(15,491)

Effect of exchange rate changes on cash and cash equivalents	(164)	274

Net (decrease) increase in cash and cash equivalents	(23,531)	20,776
Cash and cash equivalents at beginning of period	61,078	45,206

Cash and cash equivalents at end of period	$37,547	$65,982

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net income	$8,073	$7,644	$22,969	$22,277
Other comprehensive (loss) income:
Equity adjustment from foreign currency translation, net of tax (benefit) provision of ($13) and $143 for the three months ended May 31, 2008 and 2007, respectively; and $52 and $28 for the nine months ended May 31, 2008 and 2007, respectively	(151)	529	(482)	1,734
Other, net of tax provision of $53 for the three and nine months ended May 31, 2008	89	—	89	—

Total comprehensive income	$8,011	$8,173	$22,576	$24,011

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to building brand equities that are first or second choice in their respective categories. The Company markets two multi-purpose lubricant brands, WD-40® and 3-IN-ONE® Oil, two heavy-duty hand cleaner brands, Lava® and Solvol®, and six household product brands, X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers.

The Company’s brands are sold in various locations around the world. Lubricant brands are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2007 year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007 filed with the SEC on October 25, 2007.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Marketable Securities

Periodically, the Company invests in interest-bearing short-term investments. Recently, some of these investments consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment is designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities held by the Company failed during the second and third quarters of fiscal year 2008. However, the Company was able to liquidate its investment-grade auction rate securities at par value through successful auctions at the end of May 2008. Therefore, as of May 31, 2008, the Company did not carry any auction rate securities or other short-term investments. The Company did not carry any short-term investments at August 31, 2007.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 6 percent and 8 percent of the Company’s consolidated net sales during the three months ended May 31, 2008 and 2007, respectively, and 7 percent and 9 percent of the Company’s consolidated net sales during the nine months ended May 31, 2008 and 2007, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent during each of the three-month periods ended May 31, 2008 and 2007 and 3 percent and 4 percent during the nine-month periods ended May 31, 2008 and 2007, respectively.

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

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas.” The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. The Company periodically reassesses this determination. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Earnings per Common Share

Basic earnings per common share (“EPS”) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period increased by the weighted average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of stock options and restricted stock units granted under the Company’s stock option plan and stock incentive plan. The table below summarizes the weighted average number of common shares outstanding included in the calculation of basic and diluted earnings per common share for the periods ended May 31, 2008 and 2007 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Weighted average common shares outstanding, basic	16,431	17,144	16,700	17,070
Weighted average dilutive securities	149	184	181	198

Weighted average common shares outstanding, diluted	16,580	17,328	16,881	17,268

For the three months ended May 31, 2008 and 2007, there were 638,277 and 280,500 weighted average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the nine months ended May 31, 2008 and 2007, there were 409,014 and 231,960 weighted average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Additionally, for the nine months ended May 31, 2008, there were 142,779 weighted average stock options outstanding which were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future service that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the three months ended May 31, 2008, as well as for each of the three- and nine-month periods ended May 31, 2007, there were no additional anti-dilutive weighted average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure eligible financial instruments and certain other items at fair value. The Company will be required to adopt SFAS 159 in the first quarter of fiscal year 2009. Management is currently evaluating the impact that the implementation of SFAS 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. Management is currently evaluating SFAS 157 to determine the impact, if any, on the Company’s consolidated financial statements.

Note 3. Goodwill and Other Intangible Assets

Goodwill and other intangible assets principally relate to the excess of the purchase price over the fair value of tangible assets acquired. Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment during the Company’s second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. During the second quarter of fiscal year 2008, the Company tested its goodwill and indefinite-lived intangible assets for impairment. Based on this test, the Company determined that there were no instances of impairment.

Although there were no instances of impairment, if the Company’s innovation initiatives and new product introductions are unsuccessful, and sales of household products continue to decline and are determined to be other than temporary, and/or if the Company’s profit margins for its household products were to continue to deteriorate due to rising costs, the Company’s intangible assets associated with these brands could be subject to material impairment. The Company will continue to closely monitor events and circumstances that could trigger impairment.

The Company tests for goodwill impairment based on the SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) goodwill impairment model, which is a two-step process. First, the impairment model requires comparison of the book value of net assets to the fair value of the related reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company tests for impairment of intangible assets with indefinite useful lives in accordance with SFAS 142 based on discounted future cash flows compared to the related book values. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the nine months ended May 31, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$85,709	$9,487	$1,213	$96,409
Translation adjustments	(11)	(77)	—	(88)

Balance as of May 31, 2008	$85,698	$9,410	$1,213	$96,321

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the nine months ended May 31, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$35,700	$4,093	$—	$39,793
Translation adjustments	—	(75)	—	(75)

Balance as of May 31, 2008	$35,700	$4,018	$—	$39,718

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related amortization (in thousands):

	May 31, 2008	August 31, 2007
Gross carrying amount	$4,711	$4,800
Accumulated amortization	(2,454)	(2,050)

Net carrying amount	$2,257	$2,750

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Changes in the carrying amount of the definite-lived intangible asset for the nine months ended May 31, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$—	$2,750	$—	$2,750
Amortization expense	—	(449)	—	(449)
Translation adjustments	—	(44)	—	(44)

Balance as of May 31, 2008	$—	$2,257	$—	$2,257

The estimated amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization for the non-contractual customer relationships intangible asset in future fiscal years is as follows (in thousands):

Remainder of fiscal year 2008	$147
Fiscal year 2009	589
Fiscal year 2010	589
Fiscal year 2011	589
Fiscal year 2012	343

$2,257

Note 4. Supplementary Balance Sheet Information (in thousands):

	May 31, 2008	August 31, 2007
Inventories:
Raw materials and components	$2,863	$1,004
Work-in-process	810	1,455
Finished goods	13,602	10,749

	$17,275	$13,208

Other current assets:
Prepaid expenses and other	$2,987	$3,459
Federal income taxes receivable	30	30

	$3,017	$3,489

Property, plant and equipment, net:
Machinery, equipment and vehicles	$10,725	$7,663
Buildings and improvements	4,660	4,559
Computer and office equipment	3,931	3,937
Software	3,742	3,647
Furniture and fixtures	1,146	1,129
Land	593	597

	24,797	21,532
Less: accumulated depreciation and amortization	(13,781)	(12,721)

	$11,016	$8,811

Accrued liabilities:
Accrued advertising and sales promotion expenses	$7,969	$7,938
Other	6,207	4,842

	$14,176	$12,780

Accrued payroll and related expenses:
Accrued bonuses	$1,701	$3,185
Accrued payroll	1,261	1,265
Accrued profit sharing	946	1,402
Accrued payroll taxes	451	832
Other	212	222

	$4,571	$6,906

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement liability	$913	$2,030
Other income taxes payable	2,327	—
Other	257	165

	$3,497	$2,195

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Note 5. Stock Repurchase Plan

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

Note 6. Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acted as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $229,000 and $1,000 for the three months ended May 31, 2008 and 2007, respectively. For the nine months ended May 31, 2008, the Company recorded equity losses related to its investment in VML of $248,000. For the nine months ended May 31, 2007, the Company recorded equity earnings related to its investment in VML of $35,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.8 million as of May 31, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s condensed consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $5.9 million and $4.5 million during the three months ended May 31, 2008 and 2007, respectively, and $17.1 million and $14.3 million for the nine months ended May 31, 2008 and 2007, respectively. The Company had product payables to VML of $0.4 million and $1.5 million at May 31, 2008 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. Rental income from VML was $48,000 during each of the three-month periods ended May 31, 2008 and 2007, and $143,000 during each of the nine-month periods ended May 31, 2008 and 2007.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Note 7. Commitments and Contingencies

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. With the possible exception of the legal proceedings discussed below, management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial condition or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2008.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has purchased inventory under these commitments, the amounts of which have not been material.

As the Company continues to focus on innovation and renovation, it also maintains relationships with other manufacturers to develop new products. As of May 31, 2008, the Company had open commitments with these manufacturers to purchase $3.4 million of finished goods and components related to new products.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2008.

Note 8. Income Taxes

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

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At May 31, 2008, the Company’s gross liability for income taxes related to unrecognized tax benefits totaled $2.3 million and is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s tax rate was $1.0 million at May 31, 2008.

In accordance with FIN 48, the Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.3 million of gross unrecognized tax benefits referenced above.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2004. The Company is currently under audit in various state and local jurisdictions for fiscal years 2003 through 2006. The Company is also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. The Company has estimated that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the nine months ended May 31, 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.3 million in the current fiscal year, partially offset by recognized tax benefits of $0.5 million due to expiring statutes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Note 9. Supplemental Employee Retirement Plan Agreements

The Company provides fixed retirement benefits to certain of its current and retired key executives under supplemental employee retirement plan agreements. On March 25, 2008, the Company settled benefit obligations with certain current key executives by granting 25,739 restricted stock units with a total grant date fair market value of $0.9 million, or $33.99 per share. This settlement resulted in a net gain of $0.2 million, which was recorded as a reduction to selling, general and administrative expenses for the three and nine months ended May 31, 2008 in the Company’s condensed consolidated statements of operations. The projected benefit obligation under the agreements, which is based on an actuarially determined present value of all future benefit payments, was $0.9 million and $2.0 million as of May 31, 2008 and August 31, 2007, respectively, and is recorded as a component of deferred employee benefits and other long-term liabilities in the Company’s condensed consolidated balance sheets.

Note 10. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently and, as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portions of costs from headquarters relate to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reportable segments and net sales by product line for the three and nine months ended May 31, 2008 and 2007 (in thousands):

As of and for the Three Months Ended May 31:

	Americas	Europe	Asia- Pacific	Total
2008
Net sales	$48,638	$26,252	$7,214	$82,104
Income from operations (1)	$7,359	$4,210	$682	$12,251
Depreciation and amortization expense	$533	$358	$46	$937
Interest income	$108	$184	$15	$307
Interest expense	$736	$—	$4	$740
Total assets	$191,713	$69,329	$8,558	$269,600
2007
Net sales	$45,985	$25,380	$6,216	$77,581
Income from operations (1)	$5,854	$4,509	$969	$11,332
Depreciation and amortization expense	$532	$345	$45	$922
Interest income	$401	$158	$9	$568
Interest expense	$965	$—	$4	$969
Total assets	$219,317	$61,497	$7,374	$288,188

(1)	For the three months ended May 31, 2008 and 2007, income from operations for the Americas segment included costs from headquarters of $3.9 million and $4.1 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As of and for the Nine Months Ended May 31:

	Americas	Europe	Asia- Pacific	Total
2008
Net sales	$134,080	$84,405	$21,717	$240,202
Income from operations (2)	$15,779	$16,152	$3,177	$35,108
Depreciation and amortization expense	$1,571	$1,094	$134	$2,799
Interest income	$658	$571	$34	$1,263
Interest expense	$2,479	$—	$13	$2,492
Total assets	$191,713	$69,329	$8,558	$269,600
2007
Net sales	$140,071	$71,616	$17,181	$228,868
Income from operations (2)	$19,047	$13,707	$2,308	$35,062
Depreciation and amortization expense	$1,614	$1,018	$110	$2,742
Interest income	$1,001	$381	$23	$1,405
Interest expense	$3,090	$—	$10	$3,100
Total assets	$219,317	$61,497	$7,374	$288,188

(2)	For the nine months ended May 31, 2008 and 2007, income from operations for the Americas segment included costs from headquarters of $12.2 million and $11.4 million, respectively.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales by Product Line:
Lubricants	$61,187	$56,545	$177,810	$162,194
Household products	19,166	19,367	57,733	62,087
Hand cleaners	1,751	1,669	4,659	4,587

	$82,104	$77,581	$240,202	$228,868

Note 11. Subsequent Event

On June 24, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 31, 2008 to shareholders of record on July 17, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission, or SEC, on October 25, 2007.

Overview

The Company

We are a global consumer products company dedicated to building brand equities that are first or second choice in their respective categories. We market two multi-purpose lubricant brands, WD-40® and 3-IN-ONE® Oil, two heavy-duty hand cleaner brands, Lava® and Solvol®, and six household product brands, X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers and 1001® carpet and household cleaners and rug and room deodorizers. Lubricant brands are sold in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Heavy-duty hand cleaner brands are sold primarily in the U.S. and Australia. Household product brands are currently sold primarily in North America, the U.K., Australia and the Pacific Rim.

Highlights

•

Sales in the Americas, Europe and Asia-Pacific increased 6%, 3% and 16%, respectively, for the third quarter of the current fiscal year compared to the corresponding period in the prior fiscal year. On a year-to-date basis, sales in Europe and Asia-Pacific increased 18% and 26%, respectively, partially offset by a sales decrease of 4% in the Americas compared to the corresponding period of the prior fiscal year.

•

Sales of lubricant and hand cleaner products increased 8% and 5%, respectively, while sales of household products decreased by 1% for the third quarter of the current fiscal year compared to the corresponding period of the prior fiscal year. On a year-to-date basis, sales of lubricant and hand cleaner products increased 10% and 2%, respectively, while household product sales decreased 7% compared to the corresponding period in the prior fiscal year. The increases in lubricant sales for the third quarter of the current fiscal year and on a year-to-date basis were driven by the conversion to the Smart Straw format in the U.S. in April 2008.

•

Changes in foreign currency exchange rates for the third quarter of the current fiscal year and on a year-to-date basis compared to the corresponding periods of the prior fiscal year had a favorable impact on our sales and net income. The current fiscal year third quarter results translated at last fiscal year’s third quarter exchange rates would have produced sales of $81.2 million and net income of $8.0 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income for the current fiscal year third quarter by $0.9 million and $0.1 million, respectively. The current fiscal year-to-date results translated at last fiscal year’s period exchange rates would have produced sales of $234.9 million and net income of $22.2 million. The impact of the change in foreign currency exchange rates period over period positively affected sales and net income on a year-to-date basis by $5.3 million and $0.8 million, respectively.

•

The categories in which our household products are sold are very competitive by nature. For the three and nine months ended May 31, 2008, sales of our household products in the U.S. were down 3% and 11%, respectively, versus the corresponding periods of the prior fiscal year as a result of lost or decreased distribution, category declines and temporary manufacturing disruptions. The temporary manufacturing disruptions, which occurred during the first half of the current fiscal year 2008, resulted in lost sales of approximately $1.0 million. The decreases in the U.S. were partially offset by increases in sales of household products in Europe of 13% and 2% for the three and nine months ended May 31, 2008, respectively, compared to the corresponding periods of the prior fiscal year. In addition, sales of household products in Australia increased 27% for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year.

•

A significant challenge for the Company continues to be the rising costs of components and raw materials. In recent years, we have incurred continuing cost increases. To combat the rise in costs, we have implemented price increases on certain products during each of the last three fiscal years, and we plan to implement further price increases throughout the world during fiscal year 2009. In addition to price increases, we continue to address the rising costs through innovation and cost reduction strategies.

•

Selling, general and administrative expenses were up 6% and 7%, respectively, during the three and nine months ended May 31, 2008 compared to the corresponding periods of the prior fiscal year primarily due to increased professional services costs, freight costs and the impact of foreign currency exchange rate changes. In addition, employee-related costs increased during the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year primarily due to higher staffing levels to support our global operations.

•

Sales in China increased 81% and 61% for the three and nine months ended May 31, 2008, respectively, compared to the corresponding periods in the prior fiscal year as the region benefited from the development of direct sales activity which began during fiscal year 2007. Historically, the Company’s sales in China were through third-party marketing distributors. We plan to continue to increase our direct sales presence in China.

•

We plan to continue to leverage and build the brand fortress of our Company by developing and acquiring brands that deliver a unique high value to end users and that can be distributed across multiple trade channels in one or more areas of the world.

Results of Operations

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007

The following table summarizes operating data for our consolidated operations for the three months ended May 31, 2008 and 2007 (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from
			Prior Year
	2008	2007	Dollars	Percent
Net sales:
Lubricants	$61,187	$56,545	$4,642	8%
Household products	19,166	19,367	(201)	(1)%
Hand cleaners	1,751	1,669	82	5%

Total net sales	82,104	77,581	4,523	6%
Cost of products sold	43,921	40,714	3,207	8%

Gross profit	38,183	36,867	1,316	4%
Operating expenses	25,932	25,535	397	2%

Income from operations	$12,251	$11,332	$919	8%

Net income	$8,073	$7,644	$429	6%

Earnings per common share - diluted	$0.49	$0.44	$0.05	10%

Segment Results

The following table summarizes net sales by segment for the three months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Americas	$48,638	$45,985	$2,653	6%
Europe	26,252	25,380	872	3%
Asia-Pacific	7,214	6,216	998	16%

	$82,104	$77,581	$4,523	6%

Americas

The following table summarizes net sales by product line for the Americas segment for the three months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$31,514	$28,469	$3,045	11%
Household products	15,689	16,135	(446)	(3)%
Hand cleaners	1,435	1,381	54	4%

	$48,638	$45,985	$2,653	6%

% of consolidated net sales	59%	59%

For the three months ended May 31, 2008, sales in the Americas increased to $48.6 million, up $2.7 million, or 6%, compared to sales in the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year contributed to the growth of sales. Sales for the three months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $48.2 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales for the three months ended May 31, 2008 by approximately $0.4 million, or 0.8%.

The increase in lubricant sales in the Americas during the three months ended May 31, 2008 compared to last fiscal year’s third quarter was primarily due to the increase in WD-40 sales of 10% and 35% in the U.S. and Latin America, respectively. The increase in WD-40 sales in the U.S. was primarily due to the conversion of several can sizes to the Smart Straw format during the quarter. The WD-40 Smart Straw format has a higher selling price than the traditional WD-40 cans. The increase in Latin America was primarily the result of increased distribution and the timing of customer purchases.

Sales of household products in the Americas during the three months ended May 31, 2008 were down $0.4 million, or 3%, compared to the corresponding period of the prior fiscal year due primarily to sales declines in the U.S., which was primarily the result of decreased sales of X-14 hard surface cleaners. This decline was the result of several factors, including lost distribution, declining categories and the effect of competitive factors.

U.S. sales of X-14 hard surface cleaners decreased 40% in the current fiscal year third quarter versus the prior fiscal year third quarter due primarily to lost distribution as a result of competitors’ activities and temporary manufacturing disruptions that occurred during the first half of the current fiscal year. In an effort to offset these losses and generate growth for the brand, we are focused on new distribution channels.

Spot Shot sales decreased 2% in the U.S. during the three months ended May 31, 2008 as compared to the corresponding period of the prior fiscal year due to reduced sales to key customers and overall declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, we have developed and recently launched environmentally friendly products such as Spot Shot “Instant Carpet Stain and Odor Eliminator TM ” and Spot Shot “PetCleanTM” which are non-toxic and biodegradable.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were essentially flat in the current fiscal year third quarter compared to the prior fiscal year third quarter. Although these products have experienced increased competition and decreased distribution with key customers resulting in lost sales, we were able to offset the recent decline in sales as a result of increased promotional activity and sales into a new distribution channel during the current fiscal year third quarter. The decrease in distribution with key customers was the result of the continued decline in sales velocity of the in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, we have shifted our product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, we are focusing on enhancing our distribution in channels outside of the grocery trade, as well as developing new distribution channels for our automatic toilet bowl cleaning products.

The sales declines of X-14 and Spot Shot were partially offset by a 10% increase in U.S. sales of Carpet Fresh during the current fiscal year third quarter compared to the prior fiscal year third quarter. The increase in sales of Carpet Fresh was due primarily to an increase in promotional activity as well as sales into a new distribution channel. In general, we have experienced reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. We continue to refine our marketing, promotions and pricing strategies to create new distribution opportunities for the Carpet Fresh brand.

Our U.S. household products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. We are addressing these challenges through our focus on innovation, the continued renovation of our household brands and new distribution channels. Our innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas increased 4% in the current fiscal year third quarter compared to the prior fiscal year third quarter. Distribution and sell-through remain consistent and stable through the grocery trade and other classes of trade.

For the Americas, 85% of sales came from the U.S. while 15% came from Canada and Latin America in the third quarter of fiscal year 2008, compared to the distribution in the third quarter of fiscal year 2007, when 86% of sales came from the U.S., and 14% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the three months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$23,712	$23,128	$584	3%
Household products	2,540	2,252	288	13%

	$26,252	$25,380	$872	3%

% of consolidated net sales	32%	33%

For the three months ended May 31, 2008, sales in Europe increased to $26.3 million, up $0.9 million, or 3%, compared to sales in the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year contributed to the growth of sales. Sales for the three months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $26.1 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2008 sales by approximately $0.2 million, or 0.8%.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 6% for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year and accounted for 72% of the region’s sales in the current fiscal year third quarter, up from 71% in the prior fiscal year third quarter. Percentage increases in sales in U.S. dollars across the various parts of the region for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year were as follows: U.K., 8%; France, 27%; and Italy, 46%. We experienced decreases in sales in the German sales region of 6% and in Spain/Portugal of 14% for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. In the long term, the number of countries where we sell through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of the WD-40 Smart Straw, 3-IN-ONE products and No Vac. The sales growth in France was the result of the continued growth in sales of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth in sales of the WD-40 Smart Straw. The decreased sales in the sales region that includes Germany, the Netherlands, Denmark and Austria were due to the timing of customer purchases. Sales in Spain/Portugal declined during the third quarter of the current fiscal year as customers reduced their inventory levels in response to the slowing economy during the period.

In the countries in which we sell through local distributors, sales decreased 3% for the three months ended May 31, 2008 compared to the corresponding period in the prior fiscal year due to the timing of promotional activities and promotional offerings in Eastern Europe. The distributor market accounted for approximately 28% of the total Europe segment sales for the three months ended May 31, 2008 compared to 29% for the corresponding period of the prior fiscal year. We expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the three months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$5,961	$4,948	$1,013	20%
Household products	937	980	(43)	(4)%
Hand cleaners	316	288	28	10%

	$7,214	$6,216	$998	16%

% of consolidated net sales	9%	8%

In the Asia-Pacific region, which includes Australia and Asia, sales increased to $7.2 million, up $1.0 million, or 16%, for the three months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year third quarter contributed to the growth of sales. Sales for the three months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $6.8 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected third quarter fiscal year 2008 sales by approximately $0.4 million, or 6%.

Sales in Australia increased 11% for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year primarily due to sales growth of WD-40, as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers.

Sales in Asia increased 20% for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year primarily due to increased WD-40 sales to customers across the entire region, including China, Indonesia, Korea and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, we have sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, we began direct operations in China during fiscal year 2007. Sales across other parts of the Asian region were also up, including in Japan, Taiwan and Singapore. This region represents long-term growth potential for us.

Operating Items

Gross Profit

Gross profit increased by $1.3 million, or 4%, for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased by 1.0 percentage point to 46.5% for the three months ended May 31, 2008 from 47.5% for the three months ended May 31, 2007. We continued to experience increases in costs of products, which have negatively affected gross margins in all of our regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we expect to see the continued rise in costs of components, raw materials and finished goods.

To combat the rise in costs, we have implemented price increases on certain products worldwide. These price increases added approximately 1.1% to our gross margin percentage for the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. In addition to price increases, shifts in product and customer mix in Europe also helped to mitigate the rise in costs during the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. However, these benefits were more than offset by the continued cost increases. To further mitigate these cost increases, we continue to focus on cost reduction strategies. In addition, we see gross margin improvement opportunities through our innovation efforts.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the three months ended May 31, 2008, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by 1.5%. The increase in such discounts was due to the fact that a greater percentage of sales during the three months ended May 31, 2008 was subject to promotional allowances due to the overall increase in promotional activity.

Note that our gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended May 31, 2008 increased to $21.4 million, or 26.1% of net sales, from $20.2 million, or 26.1% of net sales, for the corresponding period in the prior fiscal year. The increase in SG&A was largely attributable to increases in professional services costs, freight costs, the impact of foreign currency translation and other miscellaneous expenses. Costs for professional services increased $0.5 million primarily as a result of increased legal and information technology, or IT, costs. Freight costs increased $0.5 million primarily due to the increase in sales as well as additional costs due to higher fuel costs. Changes in foreign currency exchange rates increased SG&A expenses by $0.2 million for the three months ended May 31, 2008. SG&A expenses for the three months ended May 31, 2008 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced total SG&A expenses of $21.2 million. Other miscellaneous expenses increased by $0.2 million. Partially offsetting these increases was a decrease in research and development expenses of $0.2 million due to the timing of new product development activity.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the three months ended May 31, 2008 were $0.7 million compared to $0.9 million for the corresponding period of the prior fiscal year. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $4.3 million for the three months ended May 31, 2008, down from $5.2 million for the corresponding period in the prior fiscal year and, as a percentage of net sales, decreased to 5.3% for the three months ended May 31, 2008 from 6.7% for the corresponding period in the prior fiscal year. The decrease was related to the timing of investment in advertising activities in the prior fiscal year third quarter compared to the current fiscal year third quarter. In the prior fiscal year third quarter, we invested in consumer broadcast advertising and print media in the U.S. to support the Spot Shot brand. In the current fiscal year third quarter, we had lower levels of marketing investment in the U.S., as we did not repeat our Spot Shot consumer broadcast advertising and print media. We expect to increase our media investment during the fourth quarter of fiscal year 2008 and fiscal year 2009 as we align our advertising and sales promotion activities with the distribution of our new and existing products. Investment in global advertising and sales promotion expenses for fiscal year 2008 is expected to be in the range of 6.0% to 8.0% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the three months ended May 31, 2008, total promotional costs recorded as reductions to sales were $5.1 million compared to $4.8 million for the corresponding period in the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.4 million for the three months ended May 31, 2008 compared to $10.0 million for the corresponding period in the prior fiscal year.

Amortization of Intangible Asset

Amortization of our intangible asset was $147,000 for each of the three-month periods ended May 31, 2008 and 2007. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the three months ended May 31, 2008 and 2007 (in thousands):

	Three Months Ended May 31,
	2008	2007	Change
Interest expense, net	$433	$401	$32
Other income, net	$212	$333	$(121)
Provision for income taxes	$3,957	$3,620	$337

Interest Expense, Net

Interest expense, net remained relatively unchanged for the three months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. Interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2007. The decrease in interest expense was offset by a decrease in interest income as a result of lower cash balances and interest rates during the three months ended May 31, 2008 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net decreased by $0.1 million for the three months ended May 31, 2008 compared to the corresponding period in the prior fiscal year primarily due to reduced foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 32.9% of income before income taxes for the three months ended May 31, 2008, an increase from 32.1% for the corresponding period of the prior fiscal year. The increase in tax rate was primarily due to the one-time benefit from the expiration of statutes in the prior fiscal year third quarter. However, this increase was partially offset in the current fiscal year third quarter by tax rate benefits from lower foreign tax rates, benefits from the expiration of statutes related to previously unrecognized tax benefits and increased benefits of Internal Revenue Code, or IRC, Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income

Net income was $8.1 million, or $0.49 per common share on a fully diluted basis for the three months ended May 31, 2008, compared to $7.6 million, or $0.44 per common share on a fully diluted basis for the three months ended May 31, 2007. The change in foreign currency exchange rates period over period had a positive impact of $0.1 million on third quarter fiscal year 2008 net income. Current fiscal year third quarter results translated at last fiscal year’s third quarter foreign currency exchange rates would have produced net income of $8.0 million.

Nine Months Ended May 31, 2008 Compared to Nine Months Ended May 31, 2007

The following table summarizes operating data for our consolidated operations for the nine months ended May 31, 2008 and 2007 (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Net sales:
Lubricants	$177,810	$162,194	$15,616	10%
Household products	57,733	62,087	(4,354)	(7)%
Hand cleaners	4,659	4,587	72	2%

Total net sales	240,202	228,868	11,334	5%
Cost of products sold	126,409	118,490	7,919	7%

Gross profit	113,793	110,378	3,415	3%
Operating expenses	78,685	75,316	3,369	4%

Income from operations	$35,108	$35,062	$46	—

Net income	$22,969	$22,277	$692	3%

Earnings per common share - diluted	$1.36	$1.29	$0.07	5%

Segment Results

The following table summarizes net sales by segment for the nine months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Americas	$134,080	$140,071	$(5,991)	(4)%
Europe	84,405	71,616	12,789	18%
Asia-Pacific	21,717	17,181	4,536	26%

	$240,202	$228,868	$11,334	5%

Americas

The following table summarizes net sales by product line for the Americas segment for the nine months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$83,328	$84,252	$(924)	(1)%
Household products	47,001	52,058	(5,057)	(10)%
Hand cleaners	3,751	3,761	(10)	—

	$134,080	$140,071	$(5,991)	(4)%

% of consolidated net sales	56%	61%

Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year positively impacted sales in the region. Sales for the nine months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $132.7 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected sales for the nine months ended May 31, 2008 by approximately $1.4 million, or 1.1%.

The decrease in lubricant sales in the Americas during the nine months ended May 31, 2008 compared to the same prior fiscal year period was the result of decreased WD-40 sales in the U.S., where sales declined 6%. The decrease in U.S. sales of WD-40 was primarily the result of key customers reducing WD-40 inventory levels in preparation for our conversion of several can sizes to the WD-40 Smart Straw format which began in April 2008. WD-40 sales in the U.S. also declined as customers reduced inventory levels and in-store promotional activity in response to the slowing U.S. economy. The decrease in WD-40 sales in the U.S. was partially offset by increased WD-40 sales in Latin America and Canada of 27% and 3%, respectively. Growth in Latin America was primarily due to new distribution and increased promotional activity. Growth in Canada was due to increased promotional activities during the nine months ended May 31, 2008.

Sales of household products in the Americas during the nine months ended May 31, 2008 were down $5.1 million, or 10%, compared to the nine months ended May 31, 2007 due primarily to declines in the U.S. Sales in the U.S. decreased by $5.2 million, or 11%, due to decreased sales across all household brands. These declines were the result of several factors, including decreased distribution, declining categories, temporary manufacturing disruptions, which resulted in lost sales of over $1.0 million, and the effect of competitive factors.

Spot Shot sales declined 11% in the U.S. during the nine months ended May 31, 2008 as compared to the same prior fiscal year period due to reduced sales to key customers and overall declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, we have developed and recently launched environmentally friendly products such as Spot Shot “Instant Carpet Stain and Odor Eliminator TM” and Spot Shot “PetCleanTM” which are non-toxic and biodegradable.

U.S. sales of 2000 Flushes/X-14 automatic toilet bowl cleaners were down 9% for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year due to decreased distribution with key customers, competitive innovation and temporary manufacturing disruptions that resulted in lost sales of $0.5 million during the nine months ended May 31, 2008. The decrease in distribution with key customers was the result of the continued decline in sales velocity of the in-bowl products, as consumer tastes have shifted toward the drop-in and manual cleaning categories. As a result, we have shifted our product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel. To generate growth for the brand, we are focusing on enhancing our distribution in channels outside of the grocery trade, as well as developing new distribution channels for our automatic toilet bowl cleaning products.

U.S. sales of the X-14 hard surface cleaners decreased 36% for the nine months ended May 31, 2008 as compared to the corresponding period of the prior fiscal year due primarily to lost distribution as a result of competitors’ activities. Also contributing to the sales declines were temporary manufacturing disruptions that resulted in lost sales totaling $0.5 million during the nine months ended May 31, 2008. In an effort to offset these losses and generate growth for the brand, we are focused on exploring new distribution channels.

Sales of Carpet Fresh in the U.S. declined 2% for the nine months ended May 31, 2008 as compared to the same prior fiscal year period due to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. We continue to refine our marketing, promotions and pricing strategies to create new distribution opportunities for the Carpet Fresh brand.

Our U.S. household products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. We are addressing these challenges through our focus on innovation, the continued renovation of our household brands and new distribution channels. Our innovation and renovation efforts are focused in the areas of new product offerings, packaging enhancements and promotional strategies.

Sales of heavy-duty hand cleaners for the Americas remained flat for the nine months ended May 31, 2008 as compared to the corresponding period of the prior fiscal year. Distribution and sell-through remain consistent and stable through the grocery trade and other classes of trade.

For the Americas, 82% of sales came from the U.S., and 18% came from Canada and Latin America for the nine months ended May 31, 2008, compared to distribution for the nine months ended May 31, 2007, when 85% of sales came from the U.S. and 15% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the nine months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$76,463	$63,850	$12,613	20%
Household products	7,942	7,766	176	2%

	$84,405	$71,616	$12,789	18%

% of consolidated net sales	35%	31%

For the nine months ended May 31, 2008, net sales in Europe increased to $84.4 million, up $12.8 million, or 18%, compared to sales in the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year contributed to the growth of sales. Sales for the nine months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $81.7 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected year-to-date sales by approximately $2.7 million, or 3%.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 15% for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year and accounted for 68% of the region’s sales for the nine months ended May 31, 2008, down from 69% in the same prior fiscal year period. Percentage increases in sales in U.S. dollars across the various parts of the region for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year were as follows: U.K., 6%; France, 36%; Italy, 28%; the German sales region, 17% and Spain/Portugal, 11%. In the long term, the number of countries where we sell through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The U.K. market benefited from sales growth of the WD-40 Smart Straw, 3-IN-ONE products and No Vac. The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw. The increased sales in the sales region that includes Germany, the Netherlands, Denmark and Austria were due to the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales in the region compared to the corresponding period in the prior fiscal year. The increase in sales in Spain/Portugal was due to the continued growth and penetration of the WD-40 and 3-IN-ONE brands.

In the countries in which we sell through local distributors, sales increased 24% for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year due primarily to the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 32% of the total Europe segment sales for the nine months ended May 31, 2008 compared to 31% for the corresponding period in the prior fiscal year. We expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the nine months ended May 31, 2008 and 2007 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Lubricants	$18,019	$14,092	$3,927	28%
Household products	2,790	2,263	527	23%
Hand cleaners	908	826	82	10%

	$21,717	$17,181	$4,536	26%

% of consolidated net sales	9%	8%

In the Asia-Pacific region, which includes Australia and Asia, net sales increased to $21.7 million, up $4.5 million, or 26%, for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. Changes in foreign currency exchange rates compared to the same prior fiscal year period contributed to the growth of sales. Sales for the nine months ended May 31, 2008 translated at exchange rates for the corresponding period in the prior fiscal year would have produced sales of $20.5 million in this region. Thus, the impact of the change in foreign currency exchange rates period over period positively affected year-to-date sales by approximately $1.2 million, or 6%.

Sales in Australia increased 26% for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year primarily due to sales growth of WD-40 and No Vac. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers. No Vac sales were up as a result of promotional activity as well as increased distribution as the brand continues to gain market share in Australia’s growing aerosol rug and room deodorizer category.

Sales in Asia increased 27% for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year primarily due to increased WD-40 sales to customers across the entire region, including China, Indonesia, Korea and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, we have sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, we began direct operations in China during fiscal year 2007. Sales across other parts of the Asian region were also up, including in Japan, Cambodia, Indonesia, Taiwan and Singapore. This region represents long-term growth potential for us.

Operating Items

Gross Profit

Gross profit increased by $3.4 million, or 3.1%, for the nine months ended May 31, 2008 as compared to the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased by 0.8 percentage points to 47.4% for the nine months ended May 31, 2008 from 48.2% for the nine months ended May 31, 2007. We continued to experience increases in costs of products, which have negatively affected gross margins in all of our regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we expect to see the continued rise in costs of components, raw materials and finished goods.

To combat the rise in costs, we have implemented price increases on certain products worldwide. These price increases added approximately 0.9% to our gross margin percentage for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. In addition to price increases, shifts in product and customer mix in Europe also helped to mitigate the rise in costs during the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. However, these benefits were more than offset by the continued cost increases. To further mitigate these cost increases, we continue to focus on cost reduction strategies. In addition, we see gross margin improvement opportunities through our innovation efforts.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the nine months ended May 31, 2008, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by 0.6%. The increase in such discounts was due to the fact that a greater percentage of sales during the nine months ended May 31, 2008 was subject to promotional allowances due to the overall increase in promotional activity.

Note that our gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended May 31, 2008 increased to $63.0 million, or 26.2% of sales, from $59.0 million, or 25.8% of sales for the corresponding period of the prior year. The increase in SG&A was largely attributable to increases in employee-related costs, professional services costs, stock-based compensation expense, the impact of foreign currency translation, freight costs and other miscellaneous expenses. The changes in foreign currency exchange rates resulted in an increase in SG&A expenses of $1.1 million. SG&A expenses for the nine months ended May 31, 2008 translated at last fiscal year’s period exchange rates would have produced total SG&A expenses of $61.9 million. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.9 million compared to the corresponding period of the prior fiscal year. This increase was primarily due to an increase in salaries, profit sharing and fringe benefit expenses of $1.3 million as a result of annual compensation increases and additional staffing to support global sourcing, inventory management and the continued growth of direct operations in China. Partially offsetting the increase in salaries, profit sharing and fringe benefit expenses was a decrease in the bonus accrual of $0.4 million, as many regions achieved lower profit and other performance expectations for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. Costs for professional services increased $0.9 million primarily as a result of increased legal and IT costs. Freight costs increased $0.5 million primarily due to the increase in sales as well as additional costs due to higher fuel costs. Stock-based compensation increased $0.4 million due to the increased number of stock options and restricted stock units granted compared to the corresponding period of the prior fiscal year. In addition, other miscellaneous expenses increased $0.2 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs were $2.5 million for each of the nine-month periods ended May 31, 2008 and 2007. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses were $15.2 million for the nine months ended May 31, 2008, down from $15.9 million for the corresponding period of the prior fiscal year and, as a percentage of sales, decreased to 6.3% for the nine months ended May 31, 2008 from 6.9% for the corresponding period of the prior fiscal year. The decrease was related to the timing of investment in advertising activities for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. During the nine months ended May 31, 2008, the Company invested in consumer broadcast and print media advertising to support the 1001 brand in the UK, but had lower levels of marketing investment in the U.S., as the Company did not repeat its Spot Shot and WD-40 No-Mess Pen™ consumer broadcast advertising and print media which the Company invested in during the corresponding period in the prior fiscal year. We expect to increase our media investment during the fourth quarter of fiscal year 2008 and fiscal year 2009 as we align our advertising and sales promotion activities with the distribution of our new and existing products. Investment in global advertising and sales promotion expenses for fiscal year 2008 is expected to be in the range of 6.0% to 8.0% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. During the nine months ended May 31, 2008, total promotional costs recorded as reductions to sales were $14.1 million versus $12.6 million for the nine months ended May 31, 2007. Therefore, our total investment in advertising and sales promotion activities totaled $29.3 million and $28.5 million for the nine months ended May 31, 2008 and 2007, respectively.

Amortization of Intangible Asset

Amortization of our intangible asset was $449,000 and $434,000 for the nine months ended May 31, 2008 and 2007, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the nine months ended May 31, 2008 and 2007 (in thousands):

	Nine Months Ended May 31,
	2008	2007	Change
Interest expense, net	$1,229	$1,695	$(466)
Other income, net	$753	$148	$605
Provision for income taxes	$11,663	$11,238	$425

Interest Expense, Net

Interest expense, net decreased by $0.5 million for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year. Interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2007 and 2006. The decrease in interest expense was partially offset by a decrease in interest income as a result of lower cash balances and interest rates during the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net increased by $0.6 million for the nine months ended May 31, 2008 compared to the corresponding period in the prior fiscal year due primarily to increased foreign currency exchange gains in Europe for the period.

Provision for Income Taxes

The provision for income taxes was 33.7% of income before income taxes for the nine months ended May 31, 2008, an increase from 33.5% for the corresponding period of the prior fiscal year. The slight increase in tax rate was primarily due to the one-time benefits from favorable rulings on foreign tax matters in the second quarter of the prior fiscal year and the one-time benefit from the expiration of statutes in the third quarter of the prior fiscal year. These benefits were partially offset by the increased benefits from lower foreign tax rates, one-time benefits from the expiration of statutes related to previously unrecognized tax benefits and increased benefits of IRC Section 199 related to qualified production activities provided by the American Jobs Creation Act of 2004 in the current fiscal year.

Net Income

Net income was $23.0 million, or $1.36 per common share on a fully diluted basis for the nine months ended May 31, 2008, compared to $22.3 million, or $1.29 per common share on a fully diluted basis for the nine months ended May 31, 2007. The change in foreign currency exchange rates period over period had a positive impact of $0.8 million on net income for the nine months ended May 31, 2008. Current fiscal year nine-month results translated at last fiscal year’s period exchange rates would have produced net income of $22.2 million.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. We believe we have access to sufficient capital through the combination of available cash balances and internally generated funds. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing the business.

Our outstanding indebtedness under our fixed-rate term loan was $42.9 million as of May 31, 2008. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

At May 31, 2008, we had a total of $37.5 million in cash and cash equivalents compared to $61.1 million at August 31, 2007. We believe that our existing cash and cash equivalents at May 31, 2008 and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended May 31, 2008 was $18.4 million. This amount consisted of $23.0 million from net income with an additional $5.2 million of adjustments for non-cash items, including depreciation and amortization, net gains on sales and disposals of property and equipment, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML Company L.L.C., or VML, and stock-based compensation, partially offset by $9.7 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2008 was $4.2 million primarily due to capital expenditures during the period. Capital expenditures were primarily for machinery and equipment related to new product development, computer hardware and software and vehicle replacements. For fiscal year 2008, we expect to spend approximately $6.9 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities was $37.6 million for the nine months ended May 31, 2008, which included the effects of the following transactions:

•	In October 2007, we paid our annual principal payment of $10.7 million on our term loan;

•	During the six months ended February 29, 2008, we repurchased 528,800 shares of common stock held in treasury for a total of $17.7 million;

•	During the nine months ended May 31, 2008, we paid dividends of $12.6 million; and

•	During the nine months ended May 31, 2008, we received cash proceeds of $3.3 million from the issuance of common stock upon the exercises of stock options.

Marketable Securities

Periodically, we invest in interest-bearing short-term investments. Recently, some of these investments consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment is designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities held by us failed during the second and third quarters of fiscal year 2008. However, we were able to liquidate our investment-grade auction rate securities at par value through successful auctions at the end of May 2008. Therefore, as of May 31, 2008, we did not carry any auction rate securities or other short-term investments.

Working Capital

At May 31, 2008, working capital decreased to $64.8 million, down $11.9 million from $76.7 million at August 31, 2007. The current ratio was 2.3 at May 31, 2008, down from 2.4 at August 31, 2007.

Current assets decreased by $14.7 million to $115.9 million at May 31, 2008, down from $130.6 million at August 31, 2007. Accounts receivable increased to $52.1 million, up $4.9 million from $47.2 million at August 31, 2007, as a result of the timing of sales. Inventory increased to $17.3 million, up $4.1 million from $13.2 million at August 31, 2007 primarily due to the build up of inventory for new product introductions in the U.S. as well as the acquisition of inventory from VML, a contract manufacturer and warehouse distributor for the Company. During the first quarter of fiscal year 2008, we began acquiring additional finished goods manufactured by VML, which had previously been owned and warehoused by VML under our historical contract manufacturer model. As we transitioned to direct management of these finished goods, we acquired inventory from VML to supply our distribution centers. We will continue to acquire the inventory manufactured by VML to supply our distribution centers.

Current liabilities were $51.1 million at May 31, 2008, down from $53.9 million at August 31, 2007. Accounts payable and accrued liabilities decreased by $3.3 million due to timing of payments. Accrued payroll and related expenses were down $2.3 million primarily due to decreased bonus accrual. At May 31, 2008, accrued bonuses included only nine months of accrual compared to twelve months of accrual as of August 31, 2007. In addition, the bonus accrual at May 31, 2008 was lower since many regions have achieved lower profit and other performance expectations for the nine months ended May 31, 2008 compared to the corresponding period of the prior fiscal year. Accrued payroll and related expenses were also down due to decreased profit sharing accrual. At May 31, 2008, the accrued profit sharing balance included only five months of accrual compared to eight months of accrual at August 31, 2007, as our profit sharing plan is based on a calendar year. Income taxes payable increased $2.9 million due to the timing of payments for federal income taxes.

Stock Buy-Back Plan

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, we were authorized to acquire up to $35.0 million of our outstanding shares. During the current fiscal year 2008, we acquired 528,800 shares at a total cost of $17.7 million. As of February 15, 2008, we had acquired a total of 1,028,800 shares at a total cost of $35.0 million under the plan and had completed the repurchase program.

Commercial Commitments

We have relationships with various suppliers (contract manufacturers) who manufacture our products. Although we do not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and we are committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. We are also obligated to purchase obsolete or slow-moving inventory. We have purchased inventory under these commitments, the amounts of which have not been material.

As we continue to focus on innovation and renovation, we also maintain relationships with other manufacturers to develop new products. As of May 31, 2008, we had open commitments with these manufacturers to purchase $3.4 million of finished goods and components related to new products.

Dividends

On June 24, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 31, 2008 to shareholders of record on July 17, 2008. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

We adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. At May 31, 2008, our gross liability for income taxes related to unrecognized tax benefits totaled $2.3 million and is included in other long-term liabilities in our condensed consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect our tax rate was $1.0 million at May 31, 2008.

In accordance with FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest of $0.3 million is included in the $2.3 million of gross unrecognized tax benefits referenced above.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We currently do not have any years under examination by the U.S. Internal Revenue Service and are not subject to examination for years prior to fiscal year 2004. We are currently under audit in various state and local jurisdictions for fiscal years 2003 through 2006. We are also currently under audit in a foreign jurisdiction for fiscal years 2005 and 2006. We have estimated that up to $0.5 million of unrecognized tax benefits relate to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitation.

During the nine months ended May 31, 2008, we recorded liabilities related to unrecognized tax benefits of $0.3 million in the current fiscal year, partially offset by recognized tax benefits of $0.5 million due to expiring statutes.

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

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas.” We determine whether our foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. We periodically reassess this determination. Changes to our determination may be warranted based on our experience as well as plans regarding future international operations and expected remittances.

Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. and foreign tax positions. In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109,” which became effective for us at the beginning of our fiscal year ending August 31, 2008. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As a result of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Our critical accounting policies are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure eligible financial instruments and certain other items at fair value. We will be required to adopt SFAS 159 in the first quarter of fiscal year 2009. Management is currently evaluating the impact that the implementation of SFAS 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We will be required to adopt SFAS 157 in the first quarter of fiscal year 2009. We are currently evaluating SFAS 157 to determine the impact, if any, on our consolidated financial statements.

Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. Since formation, VML has served as the Company’s contract manufacturer for certain household products and acted as a warehouse distributor for other product lines of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under Financial Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51,” VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $229,000 and $1,000 for the three months ended May 31, 2008 and 2007, respectively. For the nine months ended May 31, 2008, the Company recorded equity losses related to its investment in VML of $248,000. For the nine months ended May 31, 2007, the Company recorded equity earnings related to its investment in VML of $35,000.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.8 million as of May 31, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s condensed consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $5.9 million and $4.5 million during the three months ended May 31, 2008 and 2007, respectively, and $17.1 million and $14.3 million for the nine months ended May 31, 2008 and 2007, respectively. The Company had product payables to VML of $0.4 million and $1.5 million at May 31, 2008 and August 31, 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. Rental income from VML was $48,000 during each of the three-month periods ended May 31, 2008 and 2007, and $143,000 during each of the nine-month periods ended May 31, 2008 and 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Periodically, we invest in interest-bearing short-term investments. Recently, some of these investments consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment is designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value.

On a quarterly basis, we assess our investments, if any, for impairment. If the investments are deemed to be impaired, we then determine whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, we record an unrealized loss in other comprehensive income. If the impairment is deemed to be other than temporary, we record the impairment in our condensed consolidated statements of operations.

As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities held by the Company failed during the second and third quarters of fiscal year 2008. However, we were able to liquidate our investment-grade auction rate securities at par value through successful auctions at the end of May 2008. Therefore, as of May 31, 2008, we did not carry any auction rate securities or other short-term investments.

If we choose to purchase auction rate securities in the future, and if auctions continue to fail and if the credit quality of the investments were to deteriorate, or adverse developments occurred in the bond insurance market, we could be required to record an impairment charge on those investments.

Please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended August 31, 2007 for further discussion of our exposure to market risks.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2008, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners, or ATBCs, are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007 the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial condition or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

During the quarter ended May 31, 2008, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

Item 1A.	Risk Factors

The Company is subject to a variety of risks, including component and raw material supply and cost risk, reliance on supply chain, inventory risks, competition, volume growth, political and economic risks, international operations, business risks, new product development risks, risk that operating results and net earnings may not meet expectations, regulatory risks, resolution of tax disputes, acquisition risk, debt financing risk, protection of intellectual property, intellectual property infringement, volatility in the insurance market, product liability and other litigation risks, marketing distributor relationships, natural disasters and terrorist attacks, market expectations and internal control over financial reporting. These risk factors are discussed in more detail in Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

Regulatory Risks – California Air Resources Board (CARB) Proposed Limits on VOCs

On June 26, 2008, the California Air Resources Board (CARB) voted to approve proposed regulatory amendments to establish lower limits for Volatile Organic Compounds (VOCs) in certain regulated consumer products, including multi-purpose lubricants, carpet cleaners and stain removers. The amendments to the California Regulation for Reducing VOC Emissions from Consumer Products (the “Consumer Products Regulation”) will require reductions in the levels of VOCs in each product category by dates specified in the amendments. For multi-purpose lubricants the amendments would require a reduction in VOC levels from the current standard of 50% by weight to 25% by December 31, 2013 and to 10% by December 31, 2015. If the Consumer Products Regulation is implemented as proposed, the Company would be required to reformulate certain of its products, specifically including the WD-40 brand products, in order to comply with these lower limits on VOC content. There can be no assurance that reformulation of the Company’s products can be accomplished at a commercially reasonable cost or without having an adverse impact on product performance. The inability of the Company to successfully reformulate its products to comply with the Consumer Products Regulation could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Goodwill and Intangible Assets Impairment Risk

During the second quarter of fiscal year 2008, the Company tested its goodwill and indefinite-lived intangible assets for impairment based on future discounted cash flows compared to related book values. Based on this test, the Company determined that there were no instances of impairment.

Although there were no instances of impairment, if the Company’s innovation initiatives and new product introductions are unsuccessful, and sales of household products continue to decline and are determined to be other than temporary, and/or if the Company’s profit margins for its household products were to continue to deteriorate due to rising costs, the Company’s intangible assets associated with these brands could be subject to material impairment. The Company will continue to closely monitor events and circumstances that could trigger impairment.

The Company assesses the potential impairment of long-lived assets, identifiable intangible assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For goodwill and intangible assets determined to have indefinite lives, impairment is tested at least annually under the guidance of SFAS No. 142, during our second fiscal quarter of each year unless there are indicators during an interim period that assets may have become impaired. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Management judgments and estimates are based on assumptions that are most reasonably likely to occur. For goodwill, impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. For intangible assets, impairment occurs when the carrying value of an asset exceeds its fair value. In addition, intangible assets with indefinite lives are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

When there is indication that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss would be recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss would be recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

There were no other material changes during the most recent fiscal quarter in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.

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

Item 6.	Exhibits

Exhibit No.	Description
3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	The Bylaws are incorporated by reference from the Registrant’s Form 8-K filed June 27, 2008, Exhibit 3.1 thereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date:	July 8, 2008	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ JAY REMBOLT
Jay Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)