Form 10-K
period 2008-08-31
WD 40 CO
filed 2008-10-23
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended August 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to             .

Commission file number: 000-06936

WD-40 COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1061 Cudahy Place, San Diego, California 92110

(Address of principal executive offices) (ZIP code)

(619) 275-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 29, 2008 was approximately $481,519,000.

As of October 15, 2008, there were 16,500,304 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 9, 2008 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the

Fiscal Year Ended August 31, 2008

PART I

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

Item 1. Business

General Development of Business

WD-40 Company is a global consumer products company dedicated to building brand equities that are first or second choice in their respective categories. The Company was founded in 1953 and is headquartered in San Diego, California. For more than four decades, the Company sold only one product, WD-40®, a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the years, the Company has developed the WD-40 product and acquired several brands worldwide as part of its strategy to build a fortress of brands that deliver a unique high value to end users.

In fiscal year 1996, the Company acquired the 3-IN-ONE® Oil brand of general purpose and specialty maintenance products. The acquisition of the 3-IN-ONE Oil brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company used this distribution network to introduce the WD-40 brand to these markets and to add distribution channels in some of the markets that had been previously established.

The Lava® brand of heavy-duty hand cleaners, acquired in fiscal year 1999, is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava consumer and the WD-40 consumer shared similar characteristics. At the time of acquisition, the brand consisted of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand also has appeal to consumers who shop in hardware, automotive and mass retail chains.

In fiscal year 2001, the Company acquired the business, brand trademarks, patents and other tangible and intangible assets known as Global Household Brands. The acquisition included three principal brand trademarks, 2000 Flushes® automatic toilet bowl cleaners, X-14® automatic toilet bowl cleaners and hard surface cleaners and Carpet Fresh® rug and room deodorizers. The acquisition was made to move the Company forward in its fortress of brands strategy, while also providing economies of scale in sales, manufacturing, and administration. The Global Household Brands’ broker network and grocery business, combined with the Company’s do-it-yourself distribution, gave the Company growth potential for all brands across new trade channels.

Also in fiscal year 2001, the Company acquired the Solvol® brand of heavy-duty hand cleaners in Australia. The Company extended the brand by introducing liquid products, a benefit from the technology obtained in the acquisition of the Lava brand. These liquid products have contributed to the growth of the Solvol brand.

In fiscal year 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation, or Heartland. The principal brand acquired by the Company was the Spot Shot® brand, whose primary product was a carpet stain remover. The acquisition of this brand expanded the Company’s product offerings for homecare and cleaning products. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

In fiscal year 2004, the Company purchased the 1001® line of carpet and household cleaners in the United Kingdom, or U.K. The Company acquired this line of products to gain a presence in the U.K. market and to facilitate an introduction of the Company’s Spot Shot and Carpet Fresh brand formulations through the use of an existing brand currently recognized by market consumers.

The Company is focused on and committed to innovation and new product development. The Company sees innovation as an important factor to the long-term growth of its brands and intends to continue to work on future product, packaging and promotional innovations. The Company is also focused on expanding its current brands in existing markets with new product development. In fiscal year 2003, a new-product development team, known as Team Tomorrow, was created to support new product development and current product improvement for all of the Company’s brands. Since its inception, Team Tomorrow has made an innovation impact on most of our fortress of brands. Key innovations for the Company’s multipurpose maintenance products include WD-40 Smart Straw®, WD-40 No-Mess Pen®, 3-IN-ONE No-Rust Shield™ and 3-IN-ONE Professional Garage Door Lube with Smart Straw®. Innovations under the Company’s homecare and cleaning products category include a non-aerosol Spot Shot trigger product, Spot Shot Pet Clean™, which is a “green,” non-toxic, biodegradable product; a four month anti-bacterial automatic toilet bowl cleaner, or ATBC, under the 2000 Flushes brand; and an aerosol foaming bathroom cleaner and a two week mildew prevention product under the X-14 brand. Additionally, Carpet Fresh and No Vac® products and formulations developed by Team Tomorrow have been launched internationally.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim.

Financial Information About Industry Segments

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following segments: the Americas, Europe and Asia-Pacific.

The Company’s management reviews product performance on the basis of revenue, which comes from two product categories—multi-purpose maintenance products and homecare and cleaning products. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. The financial information required by this item is included in Note 13 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Multi-Purpose Maintenance Products

WD-40 is a market leader among multi-purpose maintenance products and is sold in aerosol cans and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 is sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. WD-40 has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

The 3-IN-ONE Oil brand consists of drip oil and spray lubricant products, as well as other specialty maintenance products. The drip oil is an entry-level lubricant with unique spout options that allow precise applications for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of high quality, great value multi-purpose maintenance products. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

Homecare and Cleaning Products

The X-14 brand is a line of quality products designed for unique cleaning needs, from quick touch-ups to deep cleaning. X-14 is sold as an aerosol and liquid all-purpose bathroom cleaner, a liquid mold and mildew stain remover, a liquid daily shower cleaner and an automatic toilet bowl cleaner. X-14 is sold primarily in the U.S. through grocery and mass retail channels.

The 2000 Flushes brand is a line of long-duration automatic toilet bowl cleaners that includes in-bowl and drop-in products. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels.

The Carpet Fresh brand includes powder and aerosol foam products. Carpet Fresh is sold primarily through grocery and mass retail channels in the U.S., U.K and Australia. In the U.K., Carpet Fresh is sold under the 1001 brand name. In Australia, Carpet Fresh is sold under the No Vac brand name.

The Spot Shot brand is sold as an aerosol and liquid trigger carpet stain remover. The Company recently launched environmentally friendly products such as Spot Shot Instant Carpet Stain and Odor Eliminator™ and Spot Shot Pet Clean which are non-toxic and biodegradable. The brand’s products are sold primarily through grocery and mass retail channels, warehouse club stores and hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

The 1001 brand includes various homecare and cleaning products and is sold primarily through mass retail, grocery and home center stores in the U.K. The brand was acquired to introduce the Company’s other homecare and cleaning product formulations under the 1001 brand in order to expand the Company’s homecare and cleaning products business into the U.K. market. During fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K. The Carpet Fresh No Vac formula was one of the first aerosol rug and room deodorizers in the U.K. market.

The Lava and Solvol brands consist of bar soap and liquid heavy-duty hand cleaner products and are sold through hardware, grocery, industrial, automotive and mass retail channels. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

Financial information about segment operations and product lines appears in Note 13 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which have been included in Item 15 of this report.

Sources and Availability of Components and Raw Materials

The Company relies on a limited base of suppliers for the primary components and raw materials for its products. The Company’s primary components and raw materials include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company is exposed to volatile commodity prices.

Research and Development

The Company recognizes the importance of innovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $3.6 million in fiscal year 2008 and $3.8 million in each of fiscal years 2007 and 2006. None of this research activity was customer-sponsored.

Seasonality

Historically, the Company achieved its highest quarterly sales levels during its fourth fiscal quarter. These patterns were largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities. Due to new product introductions and international sales growth, such patterns did not exist during fiscal years 2008 and 2007 and may not exist in future years.

Manufacturing

The Company outsources the manufacturing of its finished products to various suppliers (contract manufacturers). The Company uses contract manufacturers in the United States, Canada, Brazil, Argentina, United Kingdom, Australia, China, South Korea and India. Although the Company does not typically have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated, and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support recent product introductions.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent of the Company’s consolidated net sales in fiscal year 2008 and approximately 9 percent of the Company’s consolidated net sales in each of fiscal years 2007 and 2006. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent of the Company’s consolidated net sales in fiscal year 2008 and approximately 4 percent of the Company’s net sales in each of fiscal years 2007 and 2006.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The market for the Company’s products, especially its homecare and cleaning products, is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and its multiple channel distribution as its primary strategies. New products typically encounter intense competition, which may require substantial advertising and promotional support. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Employees

At August 31, 2008, the Company employed 302 people worldwide: 140 by the United States parent corporation, 5 of whom are based in the Malaysian regional office; 9 by the Canadian subsidiary; 108 by the United Kingdom subsidiary, including 54 in the United Kingdom, 19 in Germany, 16 in France, 12 in Spain and 7 in Italy; 13 by the Australian subsidiary; 30 by the Chinese subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary. The majority of the Company’s employees are engaged in sales and/or marketing activities.

Financial Information About Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales and total assets by geographic area, see Note 13 – Business Segments and Foreign Operations, of the notes to the consolidated financial statements, included in Item 15 of this report.

Access to SEC Filings

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the Investors section of the Company’s website at www.wd40company.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities Exchange Commission, or SEC. Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this document.

Interested readers may also read and copy any materials that the Company files at the SEC Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains the Company’s reports.

Item 1A. Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations.

Price increases in finished goods, components, raw materials, transportation and other necessary supplies or services could harm the Company’s results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary services may harm the Company’s results of operations. Petroleum-based products, from which WD-40 and 3-IN-ONE Oil are manufactured, have had significant price volatility in the past, and may in the future. Rising oil prices also have impacted the Company’s cost of transporting its products. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could also have a material impact on the gross margins realized on the Company’s products. Specifically, future can prices are exposed to fluctuations resulting from general supply and demand economics; therefore, any significant increase or decrease in the supply and demand of steel could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is significant price volatility or raw material and/or component cost increases, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product sales prices. Should the Company choose to increase product sales prices, such increases may adversely affect demand and unit sales. Increases in the prices for raw materials and components could have a material adverse effect on the Company’s business, financial condition and results of operations.

Reliance on a limited base of third-party contract manufacturers and logistics providers may result in disruption to the Company’s business.

The Company relies on a limited number of third-party contract manufacturers for the production of its finished goods and third-party logistics providers for the distribution of its products to customers. The Company does not have direct control over the management or business of these third-party contract manufacturers and logistics providers, except indirectly through terms as negotiated in contracts with such third parties. Should the terms of doing business with the Company’s primary contract manufacturers and/or logistics providers change, the Company’s business may be disrupted which could have an adverse effect on the Company’s business, financial condition and results of operations.

Reliance on a limited base of suppliers of raw materials and components may result in disruption to the Company’s business.

The Company relies on a limited number of suppliers, including sole suppliers for certain of its raw materials, packaging, product components and other necessary supplies. If the Company is unable to maintain supplier arrangements and relations or if it is unable to contract with suppliers at the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

The Company faces intense competition in its markets, which could lead to reduced profitability.

The Company faces intense competition from consumer products companies, both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of grocery chains and wholesale cooperatives in certain categories, which typically are sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies.

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company.

Competitive activity may require the Company to increase its spending on advertising and promotions or reduce prices and may lead to reduced profit margins or a loss of market share, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Sales volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors and/or its ability to acquire additional brands. During each of the last three fiscal years, the Company increased prices on a majority of its product portfolio in response to increased costs for raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales and demand building initiatives to grow its product categories, develop, acquire or successfully launch new products, or successfully penetrate new and developing markets, the Company may not achieve its sales volume growth objectives.

Operations outside the U.S. expose the Company to uncertain conditions and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 53% of consolidated net sales in fiscal year 2008 and its strategy includes expanding its international business. The Company faces and will continue to face substantial risks associated with having foreign operations, including:

•	economic or political instability in its international markets, including Latin America, the Middle East, parts of Asia, Eastern Europe and Russia;

•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations; and

•	the imposition of tariffs or trade restrictions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Also, the Company’s operations outside of the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers (Wal-Mart and affiliates) accounted for approximately

10% of the Company’s consolidated net sales in fiscal year 2008. Additionally, each of the Company’s individual brands may be subjected to customer sales concentration. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers also seek price reductions, added support or promotional concessions, which may negatively impact the Company’s ability to maintain existing profit margins.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. The Company is also subject to changes in customer purchasing patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease, the Company’s business, financial condition and results of operations may be harmed.

Goodwill and intangible assets are subject to impairment risk.

The Company assesses the potential impairment of long-lived assets, identifiable intangible assets and related goodwill at least annually during the second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, goodwill and intangible assets with indefinite lives are evaluated each reporting period. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. Events and circumstances that we consider important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the Company’s strategy for its overall business or use of acquired assets;

•	Significant adverse industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated technological change or competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by government and courts.

When there is indication that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss is recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

The Company faces the risk of diminishing product categories or shifts within these categories. Currently, the Company faces challenges related to its homecare and cleaning product brands, which have short differentiated life cycles and often need continuous innovation and/or continuous marketing support to address consumers’ changing needs and tastes. As a result of the dynamic nature of this product category, the ability to understand consumer preferences and innovate is key to the Company’s ongoing success. In the event that the Company is unable to meet consumer preferences through innovation, its brands and product offerings may be at risk of impairment.

During the fiscal year ended August 31, 2008, the Company recorded an impairment charge of $1.3 million to reduce the carrying value of its X-14 intangible asset to its estimated fair value. The impairment charge was triggered by the decline in future forecasted sales levels of the X-14 brand resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel.

Currently, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of our other homecare and cleaning brands exceed their carrying values. Management has concluded that the Carpet Fresh and X-14 brands may have a higher risk of impairment in future periods. If the performance of these brands does not meet management’s expectations in future periods, a future impairment could result for a portion or all of the Company’s indefinite-lived intangible assets. The Company will continue to closely monitor events and circumstances that could further impair its indefinite-lived intangible assets.

The Company may not successfully develop and introduce new products and line extensions.

The Company’s future performance and growth depend, in part, on its ability to successfully develop and introduce new products and line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions. The ability to understand consumer preferences and identify technological trends is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, requires substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions. As the Company continues to focus on innovation, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line extensions.

The Company’s operating results and net earnings may not meet expectations.

The Company cannot be sure that its operating results and net earnings will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	Significant increases in the costs of finished goods, components, raw materials and/or transportation;

•	The impact of general economic conditions in the United States and in other countries in which the Company currently does business;

•	Consumer and customer reaction to sales price increases;

•	Changes in product pricing by the Company or its competitors;

•	The introduction of new products and line extensions by the Company or its competitors;

•	The mix of products with varying profitability sold in a given period;

•	The mix of products sold within different channels and countries with varying profitability in a given period;

•	The Company’s ability to control internal costs;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	The availability and cost of debt financing;

•	The ability of the Company to execute its strategies and to maintain and enhance profits in the face of a consolidating retail environment;

•	The ability of the Company to achieve its business plans, including sales volume growth and pricing plans, as a result of high levels of competitive activity;

•	The ability of the Company to maintain key customer relationships;

•	The ability of the Company to generate expected cost savings and efficiencies;

•	The ability of the Company to maintain the value of its brands;

•	The ability of major customers and other debtors to meet their obligations as they come due;

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	The Company’s reliance on brokers to maintain and grow distribution in the grocery channel;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	Substantial costs associated with regulatory compliance;

•	The ability of the Company to attract and retain qualified personnel;

•	Expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•	Expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	The ability to maintain the overall quality of new and existing products;

•	The ability of the Company to penetrate and grow domestic and international markets and distribution channels;

•	The ability of the Company to manage the impact of foreign currency fluctuations;

•	The impact of foreign import and export restrictions or other trade regulations;

•	Changes to cash flow resulting from the Company’s operating results, tax payments, tax settlements, debt repayments and share repurchases;

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	Changes in accounting policies and accounting standards;

•	The impact of any litigation or product liability claims; and

•	Fluctuations in federal, state, local and foreign taxes.

In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results. To some extent, the Company plans its expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results and net earnings are likely to be adversely affected.

Government regulations could impose material costs.

The Company is subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company’s operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated and often increasingly more stringent, and may be applied retroactively. Accordingly, there can be no assurance that the Company will not be required to make additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company is required to comply with these laws and regulations and seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development in response to any such regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In California, VOCs are regulated by the California Air Resources Board (CARB), one of the most influential state environmental regulatory agencies in the United States. In the past, CARB regulations have required a reformulation of some of the Company’s multi-purpose lubricants. The Company successfully reformulated some of its multi-purpose lubricants to be in full compliance with CARB regulations. The reformulation resulted in increased product costs.

On June 26, 2008, CARB voted to approve proposed regulatory amendments to establish lower limits for VOCs in certain regulated consumer products, including multi-purpose lubricants, carpet cleaners and stain removers. The amendments to the California Regulation for Reducing VOC Emissions from Consumer Products (the “Consumer Products Regulation”) will require reductions in the levels of VOCs in each product category by dates specified in the amendments. For multi-purpose lubricants, the amendments will require a reduction in VOC levels from the current standard of 50% by weight to 25% by December 31, 2013 and to 10% by December 31, 2015. If the Consumer Products Regulation is implemented as proposed, the Company will be required to reformulate certain of its products, specifically including the WD-40 brand products, in order to comply with these lower limits on VOC content. There can be no assurance that reformulation of the Company’s products can be accomplished at a commercially reasonable cost or without having an adverse impact on product performance. The inability of the Company to successfully reformulate its products to comply with the Consumer Products Regulation could have a material adverse effect on the Company’s business, financial condition and results of operations.

CARB continually reviews its allowable levels of VOCs in products and product categories in which the Company’s products compete. In the event that CARB regulations require further reformulations of any of the Company’s products, the impact of reformulation could have an adverse effect on product performance and the Company’s profitability.

In conjunction with the review of the state budget, California authorized CARB to enforce a fee-based system, which would allow it to collect “fees” from those it governs on the VOC issues. These fees go into CARB’s operating budget and help cover shortfalls, and are based on the amount of VOCs a company’s product puts into the state’s atmosphere. If a similar VOC policy is adopted by other states, the potential impact of fees charged could be material to the Company.

Generally, the manufacturing, packaging, storage, distribution and labeling of the Company’s products and the Company’s business operations all must comply with extensive federal, state, and foreign laws and regulations. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material, component and/or finished goods supplies or costs.

Resolutions of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating tax positions. Effective September 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109 (FIN 48). The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Changes in uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 10 – Income Taxes of the notes to the consolidated financial statements included in Item 15 of this report.

Acquisitions may not be successful.

The Company may seek to increase growth through acquisitions. The Company believes that its acquisitions provide opportunities for growth for all of the Company’s brands as well as increased efficiencies and cost savings in management, operations and marketing. However, if the Company is not able to successfully integrate acquired products, the Company may not be able to maximize these opportunities. Rather, the failure to integrate these acquired businesses because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s business, financial condition and results of operations.

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

Future acquisitions could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets and/or increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could also adversely affect the Company’s business, financial condition and results of operations.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

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

In December 2006, the Company increased its regular quarterly dividend from $0.22 to $0.25 per share. However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing by incurring additional debt or through the sale of equity securities, or the Company might be required to reduce dividends. The Company may also incur substantial additional debt in the future for other reasons, including acquisitions. To the extent that the Company is required to seek additional financing by incurring more debt or selling equity securities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If new debt is added to current debt levels, the Company’s related risks could intensify.

Failure to maximize or to successfully assert the Company’s intellectual property rights could impact its competitiveness.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other companies infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value the consumers associate with the Company’s brands and harm its sales. The failure of the Company to perfect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

If the Company is found to have infringed the intellectual property rights of others, its competitiveness could be negatively impacted.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holders are willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, financial condition and results of operations.

Volatility in the insurance market could result in additional risk to the Company.

The Company re-evaluates its insurance coverage annually. From time to time, insurance contracts may be much more expensive, less protective or even unavailable. In such a case, the Company may decide to decrease its levels of insurance coverage, thereby undertaking additional risk.

Product liability claims and other litigations could adversely affect the Company’s sales and operating results.

While the Company exerts every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products were to be found to be defective, the Company could be required to recall the product, which could result in adverse publicity and significant expenses. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable insured limits of coverage, the Company’s business, financial condition and results of operations may be adversely affected.

Additionally, the Company’s products may be associated with competitor products or other products in the same category, which may be alleged to have caused harm to consumers. As a result of this association, the Company may be named in unwarranted legal actions. The potential costs of defense may materially affect the Company’s business, financial condition and results of operations in future periods.

Changes in marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets.

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, where products are sold directly by the Company to wholesalers and retailers in the U.S., U.K., Canada, Australia, China and a number of other countries, and the Marketing Distributor model, where products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. The Marketing Distributor model is used in certain countries where the Company does not have direct company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, the Company could be at risk until such time as a suitable replacement can be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have an adverse material effect on the Company’s business, financial condition and results of operations.

The operations of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations of the Company and its suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquakes, hurricanes, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers, supply chain disruptions, increased costs finished goods, components and/or raw materials or suspension of operations, any of which could have an adverse effect on the Company’s business, financial condition and results of operations.

Failure to meet or exceed market expectations could adversely affect the Company’s stock price.

The market price of the Company’s stock is based, in part, on market expectations for the Company’s sales growth, earnings per share and cash flows. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline.

The Company’s continued growth and expansion and increased reliance on third-party service providers could adversely affect its internal control over financial reporting which could harm its business and financial results.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement in the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in global markets will place additional significant pressure on the Company’s system of internal control over financial reporting. Moreover, the Company increasingly engages the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis or to detect and prevent fraud.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Americas

The Company owns and occupies an office and plant facility at 1061 Cudahy Place, San Diego, California 92110. The building consists of office, plant and storage space. The Company leases additional office and storage space in San Diego. The Company also leases a regional sales office in Miami, Florida, a research and development office in Springfield, New Jersey and office space in Toronto, Ontario, Canada.

In addition, the Company owns a warehouse facility in Memphis, Tennessee. The Company rents this facility to VML Company L.L.C. (VML), who serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company.

Europe

The Company owns and occupies an office and plant facility in Milton Keynes, United Kingdom. The building consists of office, plant and storage space. In addition, the Company leases space for its branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia and Shanghai, China. The Company also leases office space for a regional office in Kuala Lumpur, Malaysia.

Item 3. Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach ATBCs, are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court's decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2008:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	52	1997	President and Chief Executive Officer
Jay Rembolt	57	2008	Vice President, Chief Financial Officer and Treasurer
Michael J. Irwin	45	2008	Executive Vice President, Strategic Development
Graham P. Milner	54	2002	Executive Vice President, Global Development and Chief Branding Officer
Michael L. Freeman	55	2002	Division President, The Americas
Geoffrey J. Holdsworth	46	1996	Managing Director, WD-40 Company (Australia) Pty. Limited and Shanghai Wu Di Trading Company Limited
William B. Noble	50	1996	Managing Director, WD-40 Company Ltd. (U.K.)

Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and held several senior management positions prior to his election as Chief Executive Officer in 1997.

Mr. Rembolt joined the Company in December 1997 as Manager, Financial Services. He was promoted to Controller in May 1999 and to Vice President, Finance/Controller in May 2001. In April 2008, Mr. Rembolt was promoted to his current position of Vice President, Chief Financial Officer and Treasurer.

Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing, The Americas. In April 1998, he was promoted to Vice President, Marketing, The Americas. He was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001 and in September 2002, he was named Executive Vice President. In April 2008, Mr. Irwin was named Executive Vice President, Strategic Development.

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

Mr. Holdsworth joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as Managing Director. Prior to joining WD-40 Company, Mr. Holdsworth held sales management positions at Columbia Pelikan Pty. Ltd., Australia.

Mr. Noble joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, WD-40 Company Ltd. (U.K.) in December 1996.

All executive officers hold office at the pleasure of the Board of Directors.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices per share of the Company’s common stock for the quarterly periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes, as reported by the NASDAQ Global Select Market.

	Fiscal Year 2008			Fiscal Year 2007
	High	Low	Dividend	High	Low	Dividend
First Quarter	$40.70	$33.45	$0.25	$37.59	$30.56	$0.22
Second Quarter	$42.70	$30.87	$0.25	$35.63	$31.65	$0.25
Third Quarter	$35.57	$28.91	$0.25	$37.86	$30.79	$0.25
Fourth Quarter	$38.36	$26.50	$0.25	$39.31	$31.90	$0.25

On October 15, 2008, the last reported sale price of the Company’s common stock on the NASDAQ Global Select Market was $28.10 per share, and there were 16,500,304 shares of common stock outstanding held by approximately 1,146 holders of record.

The Company has historically paid regular quarterly cash dividends on its common stock. The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements as of and for the fiscal years ended August 31. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	2008	2007	2006	2005	2004
Net sales (1)	$317,118	$307,816	$286,916	$263,227	$242,467
Cost of products sold	168,848	158,954	148,516	133,833	116,944

Gross profit	148,270	148,862	138,400	129,394	125,523
Operating expenses	105,574	99,846	92,378	81,974	80,074

Income from operations	42,696	49,016	46,022	47,420	45,449
Interest and other (expense) income, net	(697)	(1,841)	(3,164)	(4,555)	(6,596)

Income before income taxes	41,999	47,175	42,858	42,865	38,853
Provision for income taxes	14,377	15,641	14,746	15,067	13,210

Net income	$27,622	$31,534	$28,112	$27,798	$25,643

Earnings per common share:
Basic	$1.66	$1.85	$1.67	$1.67	$1.52
Diluted	$1.64	$1.83	$1.66	$1.65	$1.50
Dividends per share	$1.00	$0.97	$0.88	$0.84	$0.80
Total assets	$270,673	$283,186	$268,475	$254,253	$236,775
Long-term obligations (2)	$52,118	$61,057	$69,077	$77,487	$81,822

(1)

The Company completed the acquisition of the 1001 business (1001) during fiscal year 2004. Sales of the 1001 brand added $10.7 million, $11.2 million, $9.4 million, $8.9 million and $3.2 million in sales of homecare and cleaning products in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Long-term obligations include long-term debt, long-term deferred tax liabilities, net and deferred employee benefits and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Liquidity and Capital Resources, Stock-based Compensation, Critical Accounting Policies, Recent Accounting Pronouncements,Transactions with Related Parties and Forward-Looking Statments. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the related notes included in Item 15 of this report.

Overview

WD-40 Company is a global consumer products company dedicated to building brand equities that are first or second choice in their respective categories. We market two multi-purpose maintenance products, WD-40 and 3-IN-ONE Oil, and eight homecare and cleaning products, X-14 hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes automatic toilet bowl cleaners, Carpet Fresh and No Vac rug and room deodorizers, Spot Shot aerosol and liquid carpet stain removers, 1001 carpet and household cleaners and rug and room deodorizers and Lava and Solvol heavy-duty hand cleaners. Multi-purpose maintenance products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

We plan to continue to leverage and build the brand fortress of our Company by developing and acquiring brands that deliver a unique high value to end users and that can be distributed across multiple trade channels in one or more areas of the world.

Highlights

•

Consolidated net sales increased 3% due to increases in Europe and Asia-Pacific of 15% and 23%, respectively, partially offset by a decrease of 5% in the Americas for the current fiscal year compared to the prior fiscal year.

•

Changes in foreign currency exchange rates for the current fiscal year compared to the prior fiscal year had a favorable impact on our net sales and net income. The current fiscal year results translated at last fiscal year’s exchange rates would have produced sales of $311.5 million and net income of $26.8 million. Thus, the impact of the change in foreign currency exchange rates year over year positively affected net sales and net income by $5.6 million and $0.8 million, respectively.

•

Sales of multi-purpose maintenance products increased 9%, while sales of homecare and cleaning products decreased by 11% for the current fiscal year compared to the prior fiscal year. The increase in multi-purpose maintenance products for the current fiscal year was driven by growth and penetration in Europe and Asia-Pacific.

•

The categories in which our homecare and cleaning products are sold are very competitive by nature. For fiscal year 2008, sales of our homecare and cleaning products in the Americas and Europe were down 14% and 5%, respectively, versus the prior fiscal year as a result of lost or decreased distribution, category declines and temporary manufacturing disruptions. The temporary manufacturing disruptions in the U.S., which occurred during the first half of the current fiscal year 2008, resulted in lost sales of approximately $1.0 million. The decreases in the Americas and Europe were partially offset by an increase in sales of homecare and cleaning products in Asia-Pacific of 18% for fiscal year 2008 compared to the prior fiscal year.

•

Sales in China increased 66% for fiscal year 2008 compared to the prior fiscal year as the region benefited from the development of direct sales activity, which began during fiscal year 2007. Historically, the Company’s sales in China were through third-party marketing distributors. We plan to continue to increase our direct sales presence in China.

•

A significant challenge for the Company continues to be the rising costs of components and raw materials. In recent years, we have incurred continuing cost increases. To combat the rise in costs, we have implemented price increases on certain products during each of the last three fiscal years, and we plan to implement further price increases throughout the world during fiscal year 2009. In addition to price increases, we continue to address the rising costs through innovation and margin enhancement strategies.

•

Selling, general and administrative expenses increased 7% during fiscal year 2008 compared to the prior fiscal year primarily due to increased employee-related costs, outbound freight costs, the impact of foreign currency exchange rate changes, professional services costs and other miscellaneous costs.

•

During the fourth quarter of fiscal year 2008, the Company recorded an impairment charge of $1.3 million related to its X-14 indefinite-lived intangible asset. The impairment charge was triggered by the decline in future forecasted sales levels of the X-14 brand resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel.

•

During fiscal year 2008, we acquired 528,800 shares of our common stock for a total cost of $17.7 million to complete a share buy-back plan that was approved by the Company’s Board of Directors in March 2007.

Results of Operations

Fiscal Year Ended August 31, 2008 Compared to Fiscal Year Ended August 31, 2007

The following table summarizes operating data for our consolidated operations for the fiscal years ended August 31, 2008 and 2007 (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$235,898	$216,300	$19,598	9%
Homecare and cleaning products	81,220	91,516	(10,296)	(11)%

Total net sales	317,118	307,816	9,302	3%
Cost of products sold	168,848	158,954	9,894	6%

Gross profit	148,270	148,862	(592)	(0)%
Operating expenses	105,574	99,846	5,728	6%

Income from operations	$42,696	$49,016	$(6,320)	(13)%

Net income	$27,622	$31,534	$(3,912)	(12)%

Earnings per common share – diluted	$1.64	$1.83	$(0.19)	(10)%

Sales Results by Segment

The following table summarizes net sales by segment for the fiscal years ended August 31, 2008 and 2007 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Americas	$176,885	$187,146	$(10,261)	(5)%
Europe	110,504	96,485	14,019	15%
Asia-Pacific	29,729	24,185	5,544	23%

	$317,118	$307,816	$9,302	3%

Americas

The following table summarizes net sales by product line for the Americas segment for the fiscal years ended August 31, 2008 and 2007 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Multi-purpose maintenance products	$111,368	$111,077	$291	0%
Homecare and cleaning products	65,517	76,069	(10,552)	(14)%

	$176,885	$187,146	$(10,261)	(5)%

% of consolidated net sales	56%	61%

Changes in foreign currency exchange rates for the fiscal year ended August 31, 2008 compared to the prior fiscal year positively impacted sales in the region. Sales for the fiscal year ended August 31, 2008 translated at exchange rates for the prior fiscal year would have produced sales of $175.4 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales for the fiscal year ended August 31, 2008 by approximately $1.5 million, or 0.9%.

Sales of multi-purpose maintenance products in the Americas were essentially flat for the fiscal year ended August 31, 2008 compared to the prior fiscal year due partially to decreased WD-40 sales in the U.S., where sales declined 3%. WD-40 sales in the U.S. declined as customers reduced inventory levels and in-store promotional activities in response to the slowing U.S. economy. In addition, due to supply constraints related to the distribution of the WD-40 Smart Straw, promotional activities associated with the Company’s conversion to the Smart Straw format scheduled for late fiscal year 2008 were delayed until fiscal year 2009. The decrease in WD-40 sales in the U.S. was offset by increased WD-40 sales in Latin America and Canada of 19% and 6%, respectively. Growth in Latin America was primarily due to new distribution and increased promotional activity, while growth in Canada was due to increased promotional activity during the fiscal year ended August 31, 2008 compared to the prior fiscal year.

Sales of homecare and cleaning products in the Americas for the fiscal year ended August 31, 2008 were down $10.6 million, or 14%, compared to the prior fiscal year due primarily to declines in the U.S. where sales decreased across all homecare and cleaning product brands. These declines were the result of several factors, including decreased distribution, declining categories, the effect of competitive factors and temporary manufacturing disruptions, the latter of which resulted in lost sales of over $1.0 million.

Spot Shot sales declined 14% in the U.S. for the fiscal year ended August 31, 2008 compared to the prior fiscal year due to reduced sales to key customers and overall declines in the aerosol spot and stain category. The declines in the aerosol category were due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, we developed and recently launched environmentally friendly products such as Spot Shot Instant Carpet Stain and Odor Eliminator and Spot Shot Pet Clean which are non-toxic and biodegradable. We are currently using the newer non-toxic and biodegradable product offerings to both replace existing Spot Shot trigger product distribution and obtain additional new distribution where possible.

U.S. sales of 2000 Flushes and X-14 automatic toilet bowl cleaners were down 17% for the fiscal year ended August 31, 2008 compared to the prior fiscal year due to decreased distribution with key customers, competitive innovation and temporary manufacturing disruptions, the latter of which resulted in lost sales of over $0.5 million. The decrease in distribution with key customers was the result of the continued decline in sales velocity of the in-bowl products, as consumer trends have shifted toward the drop-in and manual cleaning categories. As a result, we have shifted our product line focus toward the drop-in category. Overall, sales in the entire toilet bowl cleaning category have declined in the grocery trade channel, and we continue to face increased competition for shelf space. As part of the category trend, our customers are consolidating this category while searching for new offerings that better satisfy consumers’ evolving needs. To generate additional sales for the brand, we are focusing on enhancing our distribution in channels outside of the grocery trade, as well as developing new distribution channels for our automatic toilet bowl cleaning products.

U.S. sales of X-14 hard surface cleaners decreased 38% for the fiscal year ended August 31, 2008 compared to the prior fiscal year due primarily to lost distribution as a result of competitors’ activities. Also contributing to the sales declines were temporary manufacturing disruptions that resulted in lost sales totaling over $0.5 million for the fiscal year ended August 31, 2008. In an effort to offset these losses and generate additional sales for the brand, we are focused on exploring new distribution channels that are less reliant on the grocery trade channel.

Sales of Carpet Fresh in the U.S. declined 7% for the fiscal year ended August 31, 2008 compared to the prior fiscal year due to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. We continue to refine our marketing, promotions and pricing strategies to create new distribution opportunities for the Carpet Fresh brand.

Sales of heavy-duty hand cleaners for the Americas decreased 5% for the fiscal year ended August 31, 2008 compared to the prior fiscal year due to reduced sales to key customers. Distribution remains consistent and stable through the grocery trade and other trade channels.

Our U.S. homecare and cleaning products compete in a highly competitive market and currently face diminishing product categories or shifts within these categories, as well as significant competitor activity. We are addressing these challenges through our focus on innovation and the continued renovation of our homecare and cleaning product lines, in addition to new distribution channels. Our innovation and renovation efforts are focused on the areas of packaging enhancements, promotional strategies and new product offerings.

For the Americas segment, 84% of sales came from the U.S., and 16% came from Canada and Latin America for the fiscal year ended August 31, 2008, similar to the distribution for the prior fiscal year when 86% of sales came from the U.S. and 14% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the fiscal years ended August 31, 2008 and 2007 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2008	2007	Dollars	Percent
Multi-purpose maintenance products	$99,826	$85,299	$14,527	17%
Homecare and cleaning products	10,678	11,186	(508)	(5)%

	$110,504	$96,485	$14,019	15%

% of consolidated net sales	35%	31%

For the fiscal year ended August 31, 2008, net sales in Europe increased to $110.5 million, up $14.0 million, or 15%, compared to net sales for the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of sales. Sales for the fiscal year ended August 31, 2008 translated at exchange rates for the prior fiscal year would have produced sales of $108.1 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales for the fiscal year ended August 31, 2008 by approximately $2.4 million, or 2%.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 11% for the fiscal year ended August 31, 2008 compared to the prior fiscal year and accounted for 68% of the region’s sales for the fiscal year ended August 31, 2008, down from 70% in the prior fiscal year. Percentage increases in sales in U.S. dollars across the various parts of the region for the fiscal year ended August 31, 2008 compared to the prior fiscal year were as follows: France, 35%; Italy, 25%; the German sales region, 19% and Spain/Portugal, 9%. We experienced a decrease in sales in the U.K. of 3% for the fiscal year ended August 31, 2008 compared to the prior fiscal year. In the long term, the number of countries where we sell through a direct sales force is expected to increase, and these direct sales markets are expected to continue to be important contributors to the region’s growth.

The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw. The increased sales in the sales region which includes Germany, the Netherlands, Denmark and Austria were due to the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales in the region compared to the prior fiscal year. The increase in sales in Spain/Portugal was due to the continued growth and penetration of the WD-40 and 3-IN-ONE brands. The decrease in sales in the U.K. was due primarily to less promotional activity and increased competition related to the 1001 brand.

In the countries in which we sell through local distributors, sales increased 22% for the fiscal year ended August 31, 2008 compared to the prior fiscal year due primarily to the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 32% of the total Europe segment sales for the fiscal year ended August 31, 2008 compared to 30% for the prior fiscal year. We expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the fiscal years ended August 31, 2008 and 2007 (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2008	2007	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$24,704	$19,924	$4,780	24%
Homecare and cleaning products	5,025	4,261	764	18%

	$29,729	$24,185	$5,544	23%

% of consolidated net sales	9%	8%

In the Asia-Pacific segment, which includes Australia and Asia, net sales increased to $29.7 million, up $5.5 million, or 23%, for the fiscal year ended August 31, 2008 compared to the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of sales. Sales for the fiscal year ended August 31, 2008 translated at exchange rates for the prior fiscal year would have produced sales of $28.1 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales for the fiscal year ended August 31, 2008 by approximately $1.6 million, or 6%.

Sales in Australia increased 21% for the fiscal year ended August 31, 2008 compared to the prior fiscal year primarily due to sales growth of WD-40 and No Vac. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers. No Vac sales were up as a result of promotional activity as well as increased distribution as the brand continues to gain market share in Australia’s growing aerosol rug and room deodorizer category.

Sales in Asia increased 24% for the fiscal year ended August 31, 2008 compared to the prior fiscal year primarily due to increased WD-40 sales to customers across the entire region, including China, Indonesia, Korea, Taiwan and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, we have sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, we began direct operations in China during fiscal year 2007. Sales across other parts of the Asian region were also up, including in the Philippines, Japan, India and Thailand. This region represents long-term growth potential for us.

Operating Items

Gross Profit

Gross profit was $148.3 million, or 46.8% of sales in fiscal year 2008, compared to $148.9 million, or 48.4% of net sales in fiscal year 2007. As a percentage of net sales, gross profit decreased by 1.6% as we continued to experience increases in costs of products sold, which have negatively affected gross margins in all of our regions. The rise in costs of products has been due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products. As a result of the general upward trend of costs in the market, we expect to experience a continuing rise in costs of components, raw materials and finished goods.

Losses associated with VML, a related-party contract manufacturer, also negatively impacted gross profit. These losses were the result of manufacturing inefficiencies at VML and were recorded as a component of cost of products sold. In response to these inefficiencies, the Company obtained alternative manufacturers, who are expected to help improve the cost structure for some of the Company’s products.

In addition to rising costs and losses associated with VML, short-term costs associated with product conversions and sourcing changes in the U.S. also negatively impacted gross profit during fiscal year 2008. Product conversions related to WD-40 aerosol products and automatic-toilet bowl cleaners resulted in obsolete packaging and other components that were expensed in cost of products sold. We expect the additional sales and margin opportunities arising from the conversions and sourcing changes to far outweigh the short-term costs of the conversions.

To combat the rise in costs discussed above, we have implemented price increases on certain products worldwide. These price increases added approximately 1.1% to our gross margin percentage for fiscal year 2008 compared to the prior fiscal year. However, this benefit was more than offset by the continued cost increases. To further mitigate these cost increases, we will implement additional prices increases in fiscal year 2009, and we will continue to focus on margin enhancement strategies. In addition, we see gross margin enhancement opportunities through our innovation efforts.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During fiscal year 2008, advertising, promotional and other discounts increased compared to the prior fiscal year, negatively impacting gross margin by 0.8%. The increase in such discounts was due to the fact that a greater percentage of sales during fiscal year 2008 was subject to promotional allowances due to the overall increase in promotional activity.

Note that our gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for fiscal year 2008 increased to $83.8 million, or 26.4% of net sales, from $78.5 million, or 25.5% of net sales for the prior fiscal year. The increase in SG&A expenses was largely attributable to increases in employee-related costs, outbound freight costs, the impact of foreign currency translation, professional services costs, stock-based compensation expense and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased $0.8 million compared to the prior fiscal year. This increase was primarily due to an increase in salaries and fringe benefit expenses of $2.0 million as a result of annual compensation increases and additional staffing to support the continued growth of international operations. Partially offsetting the increase in salaries and fringe benefit expenses was a decrease in the bonus accrual of $1.2 million, as many regions achieved lower profit and other performance metrics for fiscal year 2008 compared to the prior fiscal year. Outbound freight costs increased $1.5 million due to the increase in sales as well as higher fuel costs. The changes in foreign currency exchange rates year over year resulted in an increase in SG&A expenses of $1.3 million. SG&A expenses for fiscal year 2008 translated at last fiscal year’s exchange rates would have produced total SG&A expenses of $82.5 million. Costs for professional services increased $0.6 million primarily as a result of increased legal and information technology costs. Stock-based compensation increased $0.5 million due to the increased number of stock options and restricted stock units granted compared to the prior fiscal year. In addition, other miscellaneous expenses increased $0.6 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs were $3.6 million in fiscal year 2008 compared to $3.8 million in fiscal year 2007. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses were $19.8 million for fiscal year 2008, down from $20.7 million for the prior fiscal year and, as a percentage of net sales, decreased to 6.3% for fiscal year 2008 from 6.7% for the prior fiscal year. The decrease was related to the timing of investment in advertising activities for fiscal year 2008 compared to the prior fiscal year. During fiscal year 2008, the Company invested in consumer broadcast and print media advertising to support the 1001 brand in the UK, but had lower levels of marketing investment in the U.S., as the Company did not repeat its Spot Shot and WD-40 No-Mess Pen™ consumer broadcast advertising and print media, which the Company invested in during the prior fiscal year. We expect to increase our media investment during fiscal year 2009, as we align our advertising and sales promotion activities with the distribution of our new and existing products.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others are classified as advertising and sales promotion expenses. During fiscal year 2008, total promotional costs recorded as reductions to sales were $18.9 million versus $16.7 million for the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $38.7 million and $37.4 million for fiscal years 2008 and 2007, respectively.

Amortization of Intangible Asset Expense

Amortization of our intangible asset was $0.6 million in each of fiscal years 2008 and 2007, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition by the Europe segment in fiscal year 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Impairment of Intangible Assets

Due to the decline in future forecasted sales levels of the X-14 brand resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel, the Company performed an impairment test as of August 31, 2008, in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company recorded an impairment charge of $1.3 million to reduce the carrying value of the X-14 indefinite-lived intangible asset to its estimated fair value.

Currently, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of our other homecare and cleaning brands exceed their carrying values. Management has concluded that the Carpet Fresh and X-14 brands may have a higher risk of impairment in future periods. If the performance of these brands does not meet management’s expectations in future periods, a future impairment could result for a portion or all of the Company’s indefinite-lived intangible assets. The Company will continue to closely monitor events and circumstances that could further impair its indefinite-lived intangible assets.

Income from Operations

Income from operations was $42.7 million, or 13.5% of net sales in fiscal year 2008, compared to $49.0 million, or 15.9% of net sales in fiscal year 2007. The decrease in income from operations was due to the items discussed above.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the fiscal years ended August 31, 2008 and 2007 (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	Change
Interest expense, net	$1,679	$2,018	$(339)
Other income, net	$982	$177	$805
Provision for income taxes	$14,377	$15,641	$(1,264)

Interest Expense, Net

Interest expense, net decreased by $0.3 million for fiscal year 2008 compared to the prior fiscal year. Interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2007 and 2006. The decrease in interest expense was partially offset by a decrease in interest income as a result of lower cash balances and interest rates during fiscal year 2008 compared to the prior fiscal year.

Other Income, Net

Other income, net increased by $0.8 million for fiscal year 2008 compared to the prior fiscal year due primarily to increased foreign currency exchange gains in Europe for the period. Other income, net also included rental income from VML. The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company.

Provision for Income Taxes

The provision for income taxes was 34.2% of income before income taxes for fiscal year 2008, an increase from 33.2% for the prior fiscal year. The increase in the tax rate was primarily due to the one-time benefits from favorable rulings on foreign tax matters and significantly higher non-taxable interest income on municipal bond auction-rate securities in the prior fiscal year. These benefits were partially offset in the current fiscal year by the increased benefits of the Internal Revenue Code Section 199 deduction related to qualified domestic production activities and lower foreign tax rates.

Net Income

Net income was $27.6 million, or $1.64 per common share on a fully diluted basis for fiscal year 2008, compared to $31.5 million, or $1.83 per common share on a fully diluted basis for the prior fiscal year. The change in foreign currency exchange rates year over year had a positive impact of $0.8 million on net income for fiscal year 2008. Current fiscal year results translated at last fiscal year’s exchange rates would have produced net income of $26.8 million.

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006

The following table summarizes operating data for our consolidated operations for the fiscal years ended August 31, 2007 and 2006 (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2007	2006	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$216,300	$190,468	$25,832	14%
Homecare and cleaning products	91,516	96,448	(4,932)	(5)%

Total net sales	307,816	286,916	20,900	7%
Cost of products sold	158,954	148,516	10,438	7%

Gross profit	148,862	138,400	10,462	8%
Operating expenses	99,846	92,378	7,468	8%

Income from operations	$49,016	$46,022	$2,994	7%

Net income	$31,534	$28,112	$3,422	12%

Earnings per common share – diluted	$1.83	$1.66	$0.17	10%

Sales Results by Segment

The following table summarizes net sales by segment for the fiscal years ended August 31, 2007 and 2006 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2007	2006	Dollars	Percent
Americas	$187,146	$186,769	$377	0%
Europe	96,485	79,101	17,384	22%
Asia-Pacific	24,185	21,046	3,139	15%

	$307,816	$286,916	$20,900	7%

Americas

The following table summarizes net sales by product line for the Americas segment for the fiscal years ended August 31, 2007 and 2006 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2007	2006	Dollars	Percent
Multi-purpose maintenance products	$111,077	$102,732	$8,345	8%
Homecare and cleaning products	76,069	84,037	(7,968)	(9)%

	$187,146	$186,769	$377	0%

% of consolidated net sales	61%	65%

Changes in foreign currency exchange rates for fiscal year 2007 compared to fiscal year 2006 did not significantly impact fiscal year 2007 sales. The fiscal year 2007 results translated at exchange rates for fiscal year 2006 would have produced sales of $186.8 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected sales in fiscal year 2007 by approximately $0.3 million.

The increase in sales of multi-purpose maintenance products in the Americas during fiscal year 2007 compared to fiscal year 2006 was the result of WD-40 sales growth in the U.S., Latin America and Canada where sales increased by 10%, 7% and 6%, respectively. The WD-40 sales increase in the U.S. was the result of increased promotional activity and the growth of the WD-40 Smart Straw. The WD-40 sales increase in Latin America was primarily the result of increased distribution, as well as increased promotions. The increase of WD-40 sales in Canada was the result of the growth of the WD-40 Smart Straw. Price increases implemented on certain products during the third quarter of fiscal year 2006 also contributed to the overall sales growth of multi-purpose maintenance products in the Americas in fiscal year 2007. The increase in WD-40 sales was partially offset by a decrease in 3-IN-ONE Oil sales in the U.S., which was the result of lost distribution to a key customer.

Sales of homecare and cleaning products in fiscal year 2007 were down $8.0 million, or 9%, compared to fiscal year 2006 primarily due to declines in the U.S. where sales decreased by $7.7 million, or 10%, due to lower sales of Spot Shot, X-14, 2000 Flushes and Carpet Fresh. These declines were the result of several factors, including temporarily lost or decreased distribution compared to fiscal year 2006, declining categories and the effect of competitive factors within and among their product categories that are further described below.

Spot Shot sales declined 7% in the U.S. during fiscal year 2007 compared to fiscal year 2006 due to reduced sales to key customers, declines in the aerosol spot and stain category, significant competitor activity and reduced promotional activity. During the first quarter of fiscal year 2007, a key customer temporarily replaced Spot Shot with seasonal items, which had not occurred in the first quarter of fiscal year 2006. The Company regained distribution with this customer during the second quarter of fiscal year 2007. Additionally, certain promotional activity during fiscal year 2006 was not repeated in fiscal year 2007. The declines in the aerosol category were due to retailers reducing shelf space for aerosol spot and stain removers. This decrease was partially offset by expanded distribution of the Spot Shot trigger product with a key customer and increased distribution in the grocery trade channel versus fiscal year 2006.

U.S. sales of the X-14 hard surface cleaners decreased 28% in fiscal year 2007 versus fiscal year 2006 due primarily to lost distribution.

U.S. sales of 2000 Flushes and X-14 automatic toilet bowl cleaners were down 11% in fiscal year 2007 compared to fiscal year 2006 due to reduced distribution with a key customer, promotional timing and competitive innovation. The reduced distribution with a key customer was the result of the decline in sales velocity of in-bowl products, as consumer tastes shifted toward the drop-in and manual cleaning categories. Overall, sales in the entire toilet bowl cleaning category declined in the grocery trade channel.

Sales of Carpet Fresh in the U.S. declined 6% in fiscal year 2007 compared to fiscal year 2006 due to competitor activity, category declines in the mass retail and grocery trade channels, promotional timing and the timing of sales to a key customer versus fiscal year 2006. This decline was partially offset by expanded distribution with a key customer during the second quarter of fiscal year 2007. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels.

Sales of heavy-duty hand cleaners for the Americas decreased 3% in fiscal year 2007 compared to fiscal year 2006 as a result of decreased promotional activity. This decrease was partially offset by increased distribution to a key customer during the third quarter of fiscal year 2007.

For the Americas segment, 86% of sales came from the U.S., and 14% came from Canada and Latin America in fiscal year 2007, compared to the distribution in fiscal year 2006, when 87% of sales came from the U.S., and 13% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the fiscal years ended August 31, 2007 and 2006 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2007	2006	Dollars	Percent
Multi-purpose maintenance products	$85,299	$69,742	$15,557	22%
Homecare and cleaning products	11,186	9,359	1,827	20%

	$96,485	$79,101	$17,384	22%

% of consolidated net sales	31%	28%

For the fiscal year ended August 31, 2007, net sales in Europe grew to $96.5 million, up $17.4 million, or 22%, over net sales in fiscal year 2006. Changes in foreign currency exchange rates in fiscal year 2007 compared to fiscal year 2006 partially contributed to the increase in sales. Fiscal year 2007 results translated at fiscal year 2006’s exchange rates would have produced sales of $88.1 million in this region. Thus, the impact of the change in foreign currency exchange rates year over year positively affected fiscal year 2007 sales by approximately $8.4 million, or 10%.

The countries where the Company sells through a direct sales force includes the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Sales from these countries increased 22% in fiscal year 2007 versus fiscal year 2006. Sales from these countries also accounted for 70% of the region’s sales in fiscal year 2007, down from 71% in fiscal year 2006. Percentage increases in sales in U.S. dollars across the various parts of the region in fiscal year 2007 over fiscal year 2006 were as follows: the U.K., 15%; France, 23%; the German sales region, 30%; Spain/Portugal, 28%; and Italy, 26%.

The U.K. market benefited from sales growth of the 1001 brand and 3-IN-ONE Oil. The increase in 1001 brand sales was the result of increased distribution and awareness of 1001 No Vac, as well as increased media support for the brand. The increase in 3-IN-ONE Oil sales was due to the increased distribution of the 3-IN-ONE Professional line of products. The sales growth in France was the result of increased distribution of the WD-40 brand, including the WD-40 Smart Straw. Also contributing to the sales growth in France was increased distribution of the 3-IN-ONE Professional line of products. The sales growth in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was the result of increased awareness and penetration of the WD-40 brand, the continued growth of the WD-40 Smart Straw and the further development of direct sales into the Netherlands. Sales in Spain/Portugal were up as a result of increased distribution of the WD-40 brand, as well as the continued development of the WD-40 Smart Straw. Sales of 3-IN-ONE Oil also contributed to the growth in Spain/Portugal as a result of increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw.

In the countries in which the Company sells through local distributors, sales increased 23% in fiscal year 2007 versus fiscal year 2006. The sales growth in the distributor markets was the result of the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 30% of the total Europe segment sales in fiscal year 2007, up from 29% in fiscal year 2006.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the fiscal years ended August 31, 2007 and 2006 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2007	2006	Dollars	Percent
Multi-purpose maintenance products	$19,924	$17,994	$1,930	11%
Homecare and cleaning products	4,261	3,052	1,209	40%

	$24,185	$21,046	$3,139	15%

% of consolidated net sales	8%	7%

In the Asia-Pacific segment, which includes Australia and Asia, net sales in fiscal year 2007 were $24.2 million, up $3.1 million, or 15%, compared to fiscal year 2006. Changes in foreign currency exchange rates in fiscal year 2007 compared to fiscal year 2006 contributed to the increase in sales. Fiscal year 2007 results translated at fiscal year 2006’s exchange rates would have produced sales of $23.6 million in this region. Thus, the impact of the change in foreign currency exchange rates positively affected sales in fiscal year 2007 by approximately $0.6 million, or 3%.

Sales in Australia were up 29% in fiscal year 2007 compared to fiscal year 2006 due to sales growth of No Vac as a result of new product introductions, increased distribution and a television media campaign. Multi-purpose maintenance product sales also contributed to the growth in Australia as a result of increased promotional activity and the continued launch of the WD-40 Smart Straw.

Sales in Asia were up 8% in fiscal year 2007 compared to fiscal year 2006 primarily due to increased WD-40 sales in China and increased promotional activity. Sales in China benefited from the development of direct sales activity. Historically, the Company sold to Asia through third-party marketing distributors. However, to help accelerate the growth in this region, the Company began direct operations in China in fiscal year 2007. Sales across other parts of the Asian region were also up, including in the Philippines, Indonesia, Malaysia and Thailand.

Operating Items

Gross Profit

Gross profit was $148.9 million, or 48.4% of net sales in fiscal year 2007, compared to $138.4 million, or 48.2% of net sales in fiscal year 2006. Although gross margin percentage was slightly up, the Company continued to experience increases in costs of products sold, which have negatively affected gross margins in all of the Company’s regions. The rise in costs of products sold was due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products, as well as a change in product mix. The mix of products sold in fiscal year 2007 included an increased amount of higher cost promotional offerings.

The increase in pricing of certain products worldwide, which occurred during fiscal year 2006’s third quarter, partially offset the rise in costs of products and added approximately 1.3% to gross margin percentage in fiscal year 2007 compared to fiscal year 2006. Although the price increases helped to mitigate the impact of rising costs on gross margin percentage, the benefit from the price increases was partially offset by the continued cost increases, as well as changes in product mix.

The rise in costs of products was also partially offset by a decrease in advertising, promotional and other discounts, which are recorded as a reduction to sales. The decrease in advertising, promotional and other discounts positively impacted gross margin percentage by 0.5%. This decrease resulted from both timing and reductions in discounts offered during fiscal year 2007. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space in their stores, consideration and allowances given to obtain favorable display positions in retailers’ stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. The timing of these activities, as well as shifts in product mix, may cause fluctuations in gross margin percentage from period to period.

Note that the Company’s gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers and include these costs in selling, general and administrative expenses.

Selling, General and Administrative Expenses

SG&A expenses in fiscal year 2007 increased to $78.5 million, or 25.5% of net sales, from $71.8 million, or 25.0% of net sales, in fiscal year 2006. The increase in SG&A expenses was largely attributable to increases in employee-related costs, professional services costs, miscellaneous expenses and the impact of foreign currency translation. Certain employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $3.0 million versus fiscal year 2006 as a result of annual compensation increases, relocation expenses and additional staffing to support global sourcing and inventory management, direct operations in China and product introductions. The increase in the above employee-related costs was partially offset by a $0.8 million decrease in bonus expense as several regions achieved lower profit and other performance metrics for fiscal year 2007 compared to fiscal year 2006. Costs for professional services increased $0.9 million primarily as a result of increased legal costs. Miscellaneous expenses increased $1.4 million, which included increased commissions, meeting expenses, travel costs and bad debt expense. Also contributing to the increase in SG&A expenses was $2.4 million related to foreign currency exchange rates. Fiscal year 2007 SG&A expenses translated at fiscal year 2006’s exchange rates would have produced total SG&A expenses of $76.1 million.

The Company continued its research and development investment in support of its focus on innovation and renovation. Research and development costs were $3.8 million in each of fiscal years 2007 and 2006.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $20.7 million in fiscal year 2007, up from $20.1 million in fiscal year 2006 and, as a percentage of net sales, decreased to 6.7% in fiscal year 2007 from 7.0% in fiscal year 2006. The increase in expenses was related to increased consumer broadcast, print media and other advertising activities in the U.S., Europe and Australia.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others are classified as advertising and sales promotion expenses. In fiscal year 2007, the total promotional costs recorded as a reduction to sales were $16.7 million versus $15.6 million in fiscal year 2006. Therefore, the Company’s total investment in advertising and sales promotion activities totaled $37.4 million in fiscal year 2007 versus $35.7 million in fiscal year 2006.

Amortization of Intangible Asset Expense

Amortization of intangible asset expense was $0.6 million in fiscal year 2007, compared to $0.5 million in fiscal year 2006. The amortization related to the non-contractual customer relationships intangible asset acquired in the 1001 acquisition, which was completed in April 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Income from Operations

Income from operations was $49.0 million, or 15.9% of net sales in fiscal year 2007, compared to $46.0 million, or 16.0% of net sales in fiscal year 2006. The increase in income from operations was due to the items discussed above.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the fiscal years ended August 31, 2007 and 2006 (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	Change
Interest expense, net	$2,018	$3,503	$(1,485)
Other income, net	$177	$339	$(162)
Provision for income taxes	$15,641	$14,746	$895

Interest Expense, net

Interest expense, net was $2.0 million in fiscal year 2007 compared to $3.5 million in fiscal year 2006. The change in interest expense, net was primarily due to the reduced principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2006 and 2005, as well as to increased interest income resulting from higher cash balances in fiscal year 2007 versus fiscal year 2006.

Other Income, net

Other income, net decreased to $0.2 million in fiscal year 2007 from $0.3 million in fiscal year 2006, due to foreign currency exchange losses in fiscal year 2007 compared to foreign currency exchange gains in fiscal year 2006. Other income, net also included rental income from VML. The Company owns and rents a warehouse facility to VML in Memphis, Tennessee. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company.

Provision for Income Taxes

The provision for income taxes was 33.16% of income before income taxes in fiscal year 2007, a decrease from 34.41% in fiscal year 2006. The decrease in tax rate was primarily due to favorable rulings on foreign tax matters, a one-time benefit from the extraterritorial income (ETI) deduction from prior years and the impact of the expiration of federal statutes of limitations. These items created one-time benefits that totaled approximately $0.9 million in tax benefits. The Company does not anticipate tax benefits of this nature to be ongoing. Additionally, the tax benefit from municipal bond interest also contributed to the decrease in the fiscal year 2007 tax rate. The overall decrease in tax rate was partially offset by the impact of reduced low income housing credits and the phase out of the ETI deduction in fiscal year 2007.

Net Income

Net income was $31.5 million, or $1.83 per common share on a fully diluted basis for the fiscal year 2007, compared to $28.1 million, or $1.66 per common share for fiscal year 2006. The change in foreign currency exchange rates year over year had a positive impact of $1.1 million on fiscal year 2007 net income. Fiscal year 2007 results translated at fiscal year 2006’s foreign currency exchange rates would have produced net income of $30.4 million.

Liquidity and Capital Resources

Overview

In light of the recent liquidity issues experienced in the global credit and capital markets, we have further evaluated the Company’s financial position and identified steps we will take to maintain our strong financial health. We believe the Company is well positioned to weather the uncertainty in the global credit and capital markets due to our strong balance sheet, efficient business model and growing and diversified global revenues. We are managing all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and seeking new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, which was obtained in September 2008. At August 31, 2008, we had a total of $42.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at August 31, 2008, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $42.9 million as of August 31, 2008. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011. In accordance with the terms of the fixed-rate term loan, we are required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s stock option plan.

A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00.

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

In September 2008, we entered into an unsecured loan agreement for the aforementioned $10 million credit facility, which expires in October 2011. The proceeds of the new credit facility are available for general working capital purposes. The credit facility is currently undrawn, however, outstanding borrowings under the credit facility would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. The credit facility is subject to the same covenants as required by the term loan agreement.

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. As a result of the share buy-back plan, the Company’s debt covenants related to its fixed-rate term loan were revised. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each quarter beginning March 1, 2007.

Cash Flows

Operating Activities

Net cash provided by operating activities for the fiscal year ended August 31, 2008 was $29.4 million. This amount consisted of $27.6 million from net income with an additional $8.7 million of adjustments for non-cash items, including depreciation and amortization, net gains on sales and disposals of property and equipment, impairment of indefinite-lived intangible assets, deferred income tax expense, excess tax benefits from exercises of stock options, distributions received and equity losses from VML and stock-based compensation, partially offset by $7.0 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the fiscal year ended August 31, 2008 was $5.5 million primarily due to capital expenditures during the period. Capital expenditures were primarily for machinery and equipment related to new product development, computer hardware and software and vehicle replacements. For fiscal year 2009, we expect to spend approximately $3.1 million for new capital assets, largely driven by new product development, computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities was $40.6 million for the fiscal year ended August 31, 2008, which included the effects of the following transactions:

•	In October 2007, we paid our annual principal payment of $10.7 million on our term loan;

•	During the six months ended February 29, 2008, we repurchased 528,800 shares of common stock held in treasury for a total of $17.7 million;

•	During the year ended August 31, 2008, we paid dividends of $16.7 million; and

•	During the year ended August 31, 2008, we received cash proceeds of $4.2 million from the issuance of common stock upon the exercises of stock options.

Marketable Securities

Periodically, we invest in interest-bearing short-term investments. Recently, some of these investments consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment is designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities held by us failed during the second and third quarters of fiscal year 2008. However, we were able to liquidate our investment-grade auction rate securities at par value through successful auctions at the end of May 2008. Therefore, as of August 31, 2008, we did not carry any auction rate securities or other short-term investments.

Working Capital

At August 31, 2008, working capital decreased to $64.9 million, down $11.8 million from $76.7 million at August 31, 2007. The current ratio was 2.2 at August 31, 2008, down from 2.4 at August 31, 2007.

Current assets decreased to $119.5 million at August 31, 2008, down $11.1 million from $130.6 million at August 31, 2007. Accounts receivable increased to $49.3 million, up $2.1 million from $47.2 million at August 31, 2007, as a result of the timing of sales. Inventory increased to $18.3 million, up $5.1 million from $13.2 million at August 31, 2007 primarily due to the build up of inventory for new product introductions in the U.S. as well as the acquisition of inventory from VML, a contract manufacturer and warehouse distributor for the Company. During the first quarter of fiscal year 2008, we began acquiring additional finished goods manufactured by VML, which had previously been owned and warehoused by VML under our historical contract manufacturer model. As we transitioned to direct management of these finished goods, we acquired inventory from VML to supply our distribution centers. We will continue to acquire the inventory manufactured by VML to supply our distribution centers.

Current liabilities were $54.6 million at August 31, 2008, up from $53.9 million at August 31, 2007. Accounts payable and accrued liabilities increased by $0.5 million due to the timing of payments. Accrued payroll and related expenses were down $0.8 million primarily due to the decrease in the bonus accrual since many regions achieved lower profit and other performance metrics for the year ended August 31, 2008 compared to the prior fiscal year. Income taxes payable increased $1.0 million due to the timing of payments for income taxes.

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

Dividends

On October 6, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 31, 2008 to shareholders of record on October 17, 2008. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2008 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Total debt	$42,857	$10,714	$21,428	$10,715	$—
Interest payments on debt	5,460	2,535	2,730	195	—
Operating leases	2,991	1,444	1,286	225	36
Marketing and other commitments	952	534	418	—	—
Capital expenditures	1,900	1,900	—	—	—

	$54,160	$17,127	$25,862	$11,135	$36

The following summarizes other commercial commitments as of August 31, 2008:

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

•

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

•

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2009 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $0.9 million as of August 31, 2008.

At August 31, 2008, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.7 million pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). In the twelve months succeeding August 31, 2008, the Company estimates that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation. Since the ultimate amount and timing of other potential audit-related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above.

Stock-based Compensation

The Company records compensation expense associated with stock-based equity awards in accordance with SFAS No. 123R, Share-Based Payment (SFAS No. 123R). The Company adopted the modified prospective transition method provided under SFAS No. 123R effective September 1, 2005, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock-based equity awards recognized in fiscal years 2008, 2007 and 2006 included: 1) amortization of expense related to the remaining unvested portion of all stock-based equity awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization of expense related to all stock-based equity awards granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense related to each stock-based equity award granted is amortized on a straight-line basis over the requisite service vesting period for the entire award. The total number of stock-based equity awards expected to vest is adjusted by estimated forfeiture rates. Compensation expense related to the Company’s stock-based equity awards is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.4 million, $1.9 million and $1.8 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.7 million, $0.6 million and $0.5 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

As of August 31, 2008, there was $2.4 million and $0.2 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.8 years and 2.4 years, respectively.

In fiscal year 2009, the Company expects to primarily grant restricted stock units to employees. The Company has also evaluated the use of other forms of long-term stock-based compensation arrangements. As with all compensation arrangements, the award of stock-based compensation is subject to periodic review.

The Company’s stock-based compensation is more fully described in Note – 11 Stock-based Compensation of the notes to the consolidated financial statements included in Item 15 of this report.

Critical Accounting Policies

The Company’s results of operations and financial condition, as reflected in the Company’s consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Management uses historical experience and other relevant factors when developing estimates and assumptions. These estimates and assumptions are continually evaluated. Note 1 to the Company’s consolidated financial statements included in Item 15 of this report includes a discussion of significant accounting policies. The accounting policies discussed below are the ones management considers critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on our judgment. The Company’s financial results may have been different if different assumptions had been used or other conditions had prevailed. The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title pass. Management must make judgments and certain assumptions in the determination of when delivery occurs. Through an analysis of end-of-period shipments, the Company determines an average time of transit that is used to estimate the time of delivery. Differences in judgments or estimates, such as the lengthening or shortening of the estimated delivery time used, could result in material differences in the timing of revenue recognition. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

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

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive liabilities requires the Company to use judgment for estimates that include current and past trade-promotion spending patterns, status of trade-promotional activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the estimated rate. If the Company’s accrual estimates for sales incentives at August 31, 2008 were to differ by 10%, the impact on net sales would be approximately $0.5 million.

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

Accounting for Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. In accordance with FIN 48, the Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes, Special Areas. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries and reassesses this determination on a periodic basis. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We assess possible impairments at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company’s goodwill impairment test is a two-step process. First, the book value of the Company’s net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

The Company’s tests for impairment of intangible assets with indefinite useful lives are based primarily on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For its indefinite-lived intangible assets, an impairment loss is recognized when the fair value of the asset is less than its carrying amount and is measured as the amount by which the asset’s carrying amount exceeds its fair value.

Events and circumstances that we consider important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the Company’s strategy for its overall business or use of the acquired assets;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated technological change or competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by government and courts.

During the second quarter of fiscal year 2008, the Company performed its annual review of goodwill and indefinite-lived intangible assets and determined that there were no instances of impairment. As of August 31, 2008, the Company performed additional tests of impairment of its indefinite-lived intangible assets due to the decline in the future forecasted sales levels of the X-14 brand resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel. As a result, the Company recorded impairment costs of $1.3 million related to its indefinite-lived intangible assets included in the Americas segment.

Currently, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of our other homecare and cleaning brands exceed their carrying values. Management has concluded that the Carpet Fresh and X-14 brands may have a higher risk of impairment in future periods. If the performance of these brands does not meet management’s expectations in future periods, a future impairment could result for a portion or all of the Company’s indefinite-lived intangible assets. The Company will continue to closely monitor events and circumstances that could further impair its indefinite-lived intangible assets.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure eligible financial instruments and certain other items at fair value. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by the Company beginning September 1, 2009, while all other portions of the standard will be adopted by the Company beginning September 1, 2008, as required. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its consolidated financial statements.

Transactions with Related Parties

VML Company L.L.C., a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0.6 million for the fiscal year ended August 31, 2008, equity earnings of $0.1 million for the fiscal year ended August 31, 2007 and equity losses of $0.1 million for the fiscal year ended August 31, 2006.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.4 million as of August 31, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $21.8 million, $19.1 million and $41.0 million during the fiscal years ended August 31, 2008, 2007 and 2006, respectively. The Company had product payables to VML of $0.5 million and $1.5 million at August 31, 2008 and 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s consolidated statements of operations. Rental income from VML was $0.2 million in each of the fiscal years ended August 31, 2008, 2007 and 2006.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific region, direct European countries and Eastern and Northern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A of this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of its business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company’s U.K. subsidiary utilizes foreign currency forward contracts in accordance with SFAS No. 52, Foreign Currency Translation, to limit its exposure on converting cash and accounts receivable balances maintained in non-functional currencies. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance the Company’s foreign currency hedging activities will substantially offset the impact of fluctuations in foreign currency exchange rates on its results of operations and financial position. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the foreign currency forward contracts are designated as hedges.

Interest Rate Risk

As of August 31, 2008, the Company had $42.9 million remaining on an original $75 million, 7.28% fixed-rate term loan. Additionally, in September 2008, the Company entered into an unsecured loan agreement for a new credit facility consisting of a $10 million revolving loan, which expires in October 2011 and is currently undrawn. Outstanding borrowings under the new credit facility would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. As a result of the fixed interest rate on the term loan, only the $10 million revolving line of credit is subject to interest rate fluctuations. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding on the line of credit.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2008 and 2007 and for each of the three fiscal years in the period ended August 31, 2008, and the Report of Independent Registered Public Accounting Firm, are included in this report in Item 15.

Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two years in the period ended August 31, 2008 (in thousands, except per share data):

Quarter Ended:	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Common Share
November 30, 2007	$79,150	$37,470	$6,230	$0.36
February 29, 2008	78,948	38,140	8,666	0.51
May 31, 2008	82,104	38,183	8,073	0.49
August 31, 2008	76,916	34,477	4,653	0.28

	$317,118	$148,270	$27,622	$1.64

November 30, 2006	$71,956	$34,473	$5,694	$0.33
February 28, 2007	79,331	39,038	8,939	0.52
May 31, 2007	77,581	36,867	7,644	0.44
August 31, 2007	78,948	38,484	9,257	0.54

	$307,816	$148,862	$31,534	$1.83

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “ disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2008, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm filed as part of this report pursuant to Item 15. Exhibits and Financial Statement Schedule.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2008, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Proxy Statement and is incorporated herein by reference. Additional information concerning executive officers of the Registrant required by this item is included in Item 4 of Part I of this report.

The Registrant has a financial reporting code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics applicable to such persons may be found on the Registrant’s internet website on the Officers & Directors link from the Investors page at www.wd40company.com.

Item 11. Executive Compensation

The information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,440,354	(1)	$30.86	(2)	2,855,682
Equity compensation plans not approved by security holders	n/a		n/a		n/a

	1,440,354	(1)	$30.86	(2)	2,855,682

(1)	Includes 1,404,713 securities to be issued upon exercise of outstanding stock options and 35,641 securities to be issued pursuant to outstanding restricted stock units.

(2)

Weighted average exercise price only applies to stock options outstanding of 1,404,713, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(2)	Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 8-K filed June 27, 2008, Exhibit 3.1 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(n) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 10(a) thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 14, 2008.

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 4, 2003 (appendix thereto).

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 10(d) thereto.

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan incorporated by reference from the Registrant’s Proxy Statement filed November 4, 2003 (appendix thereto).

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(a) thereto.

Exhibit
No.	Description

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(b) thereto.

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(c) thereto.

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(d) thereto.

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(e) thereto.

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(f) thereto.

10(l)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2007, Exhibit 10(a) thereto.

10(m)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008.

10(n)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 8, 2007, Appendix A thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 20, 2008.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY REMBOLT
JAY REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date 10/22/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 10/22/08

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/22/08

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/22/08

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/22/08

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/22/08

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 10/22/08

/s/ KENNETH E. OLSON
KENNETH E. OLSON, Director
Date 10/22/08

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/22/08

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2008 and August 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for income taxes and share-based compensation during the years ended August 31, 2008 and August 31, 2006, respectively.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California

October 20, 2008

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 Company

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2008	August 31, 2007
Assets
Cash and cash equivalents	$41,983	$61,078
Trade accounts receivable, less allowance for doubtful accounts of $486 and $369 at August 31, 2008 and 2007, respectively	49,271	47,204
Product held at contract packagers	2,453	1,447
Inventories	18,280	13,208
Current deferred tax assets, net	4,045	4,145
Other current assets	3,453	3,489

Total current assets	119,485	130,571

Property, plant and equipment, net	11,309	8,811
Goodwill	95,909	96,409
Other intangible assets, net	39,992	42,543
Investment in related party	435	1,015
Other assets	3,543	3,837

Total assets	$270,673	$283,186

Liabilities and Shareholders’ Equity
Accounts payable	$22,985	$21,854
Accounts payable to related party	547	1,506
Accrued liabilities	13,143	12,780
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	6,084	6,906
Income taxes payable	1,090	97

Total current liabilities	54,563	53,857

Long-term debt	32,143	42,857
Long-term deferred tax liabilities, net	16,876	16,005
Deferred employee benefits and other long-term liabilities	3,099	2,195

Total liabilities	106,681	114,914

Commitments and contingencies (Notes 7, 8, 9 and 14)

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,041,715 and 17,883,299 shares issued at August 31, 2008 and 2007, respectively; and 16,478,217 and 16,848,601 shares outstanding at August 31, 2008 and 2007, respectively	18	18
Additional paid-in capital	82,647	74,836
Retained earnings	128,627	118,260
Accumulated other comprehensive income	2,766	7,504
Common stock held in treasury, at cost — 1,563,498 and 1,034,698 shares at August 31, 2008 and 2007, respectively	(50,066)	(32,346)

Total shareholders’ equity	163,992	168,272

Total liabilities and shareholders’ equity	$270,673	$283,186

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Fiscal Year Ended August 31,
	2008	2007	2006
Net sales	$317,118	$307,816	$286,916
Cost of products sold (including cost of products acquired from related party of $21,757, $19,067 and $41,004 for fiscal years 2008, 2007 and 2006, respectively)	168,848	158,954	148,516

Gross profit	148,270	148,862	138,400

Operating expenses:
Selling, general and administrative	83,800	78,520	71,767
Advertising and sales promotion	19,837	20,743	20,079
Amortization of intangible asset	597	583	532
Impairment of indefinite-lived intangible assets	1,340	—	—

Total operating expenses	105,574	99,846	92,378

Income from operations	42,696	49,016	46,022

Other (expense) income:
Interest expense, net of interest income of $1,602, $2,093 and $1,394 for fiscal years 2008, 2007 and 2006, respectively	(1,679)	(2,018)	(3,503)
Other income, net	982	177	339

Income before income taxes	41,999	47,175	42,858
Provision for income taxes	14,377	15,641	14,746

Net income	$27,622	$31,534	$28,112

Earnings per common share:
Basic	$1.66	$1.85	$1.67

Diluted	$1.64	$1.83	$1.66

Shares used in per share calculations:
Basic	16,637,740	17,077,780	16,784,473

Diluted	16,815,361	17,271,242	16,912,355

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity	Total Comprehensive Income
							Shares	Amount
	Shares	Amount
Balance at August 31, 2005	17,222,410	$17	$52,990	$(136)	$89,983	$2,238	534,698	$(15,026)	$130,066
Issuance of common stock upon exercise of stock options	282,159		7,018						7,018
Stock-based compensation			1,775						1,775
Tax benefit from exercise of stock options			614						614
Reclass of unearned stock-based compensation related to restricted stock upon adoption of SFAS No. 123R			(136)	136					—
Issuance of restricted common stock	6,099								—
Amortization of unearned stock-based compensation related to restricted stock			61						61
Cash dividends ($0.88 per share)					(14,760)				(14,760)
Foreign currency translation adjustment, net of tax benefit of $560						2,845			2,845	$2,845
Net income					28,112				28,112	28,112

Balance at August 31, 2006	17,510,668	17	62,322	—	103,335	5,083	534,698	(15,026)	155,731	$30,957

Issuance of common stock upon exercise of stock options	368,735	1	9,753						9,754
Stock-based compensation			1,820						1,820
Tax benefit from exercise of stock options			842						842
Issuance of restricted common stock	3,896								—
Amortization of unearned stock-based compensation related to restricted stock			99						99
Cash dividends ($0.97 per share)					(16,609)				(16,609)
Acquisition of treasury stock							500,000	(17,320)	(17,320)
Adjustment to initially apply SFAS No. 158, net of tax provision of $53						(89)			(89)
Foreign currency translation adjustment, net of tax
provision of $51						2,510			2,510	$2,510
Net income					31,534				31,534	31,534

Balance at August 31, 2007	17,883,299	18	74,836	—	118,260	7,504	1,034,698	(32,346)	168,272	$34,044

Issuance of common stock upon exercise of stock options	158,416		4,208						4,208
Stock-based compensation			2,277						2,277
Tax benefit from exercise of stock options, net of impact of post-vesting expirations of stock options			330						330
Amortization of unearned stock-based compensation related to restricted stock			121						121
Cash dividends ($1.00 per share)					(16,691)				(16,691)
Acquisition of treasury stock							528,800	(17,720)	(17,720)
Cumulative effect of adopting FIN 48					(564)				(564)
Foreign currency translation adjustment,
net of tax benefit of $12						(4,827)			(4,827)	$(4,827)
Issuance of restricted stock units to settle supplemental employee retirement plan obligations			875			89			964	89
Net income					27,622				27,622	27,622

Balance at August 31, 2008	18,041,715	$18	$82,647	$—	$128,627	$2,766	1,563,498	$(50,066)	$163,992	$22,884

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended August 31,
	2008	2007	2006
Operating activities:
Net income	$27,622	$31,534	$28,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,827	3,649	3,467
Impairment of indefinite-lived intangible assets	1,340	—	—
Net gains on sales and disposals of property and equipment	(41)	(23)	(38)
Deferred income tax expense	911	2,336	1,396
Excess tax benefits from exercises of stock options	(294)	(741)	(503)
Distributions received and equity losses (earnings) from related party, net	580	(43)	140
Stock-based compensation	2,398	1,919	1,836
Changes in assets and liabilities:
Trade accounts receivable	(4,342)	(1,365)	1,146
Product held at contract packagers	(1,006)	(62)	429
Inventories	(5,375)	2,392	(6,889)
Other assets	(281)	1,362	1,976
Accounts payable and accrued expenses and liabilities	147	10,388	(1,621)
Accounts payable to related party	959	1,043	(1,481)
Income taxes payable	1,571	(984)	147
Deferred employee benefits and other long-term liabilities	1,346	246	80

Net cash provided by operating activities	29,362	51,651	28,197

Investing activities:
Purchases of marketable securities	(76,175)	(224,675)	(31,675)
Proceeds from sales of marketable securities	76,175	224,675	31,675
Capital expenditures	(5,752)	(2,561)	(2,947)
Proceeds from sales of property and equipment	215	319	267
Proceeds from collections on note receivable	—	25	125

Net cash used in investing activities	(5,537)	(2,217)	(2,555)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)	(10,714)
Proceeds from issuance of common stock	4,208	9,754	7,018
Excess tax benefits from exercises of stock options	294	741	503
Treasury stock purchases	(17,720)	(17,320)	—
Dividends paid	(16,691)	(16,609)	(14,760)

Net cash used in financing activities	(40,623)	(34,148)	(17,953)

Effect of exchange rate changes on cash and cash equivalents	(2,297)	586	397

Net (decrease) increase in cash and cash equivalents	(19,095)	15,872	8,086
Cash and cash equivalents at beginning of period	61,078	45,206	37,120

Cash and cash equivalents at end of period	$41,983	$61,078	$45,206

Supplemental disclosures of cash flow information:

Cash paid for interest and bank fees	$3,507	$4,118	$4,813

Cash paid for income taxes, net of tax refunds received	$9,867	$13,501	$11,016

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to building brand equities that are first or second choice in their respective categories. The Company markets two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil, and eight homecare and cleaning product brands, X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent of the Company’s consolidated net sales in fiscal year 2008 and approximately 9 percent of the Company’s consolidated net sales in each of fiscal years 2007 and 2006. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent of the Company’s consolidated net sales in fiscal year 2008 and approximately 4 percent of the Company’s consolidated net sales in each of fiscal years 2007 and 2006.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

Periodically, the Company invests in interest-bearing short-term investments. Recently, some of these investments consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment is designed to provide liquidity through an auction process that resets the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism is intended to allow existing investors to

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for auction rate securities held by the Company failed during the second and third quarters of fiscal year 2008. However, the Company was able to liquidate its investment-grade auction rate securities at par value through successful auctions at the end of May 2008. Therefore, as of August 31, 2008, the Company did not carry any auction rate securities or other short-term investments. The Company did not carry any short-term investments at August 31, 2007.

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

Changes in the allowance for doubtful accounts for the fiscal years ended August 31, 2008, 2007 and 2006 are summarized below (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Fiscal year ended August 31, 2006	$776	$601	$615	$762

Fiscal year ended August 31, 2007	$762	$585	$978	$369

Fiscal year ended August 31, 2008	$369	$782	$665	$486

*	Net write offs (recoveries) of doubtful accounts

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.8 million, $2.6 million and $2.3 million in fiscal years 2008, 2007 and 2006, respectively. These amounts include factory depreciation expense recognized as cost of products sold totaling $0.9 million, $0.8 million and $0.7 million in fiscal years 2008, 2007 and 2006, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.1 million in fiscal year 2008 and $0.2 million in each of fiscal years 2007 and 2006. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.3 million in fiscal year 2008 and $0.4 million in each of fiscal years 2007 and 2006.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. Other intangible assets consist of trade names and non-contractual customer relationships. Trade names are not being amortized as they have been determined to have indefinite lives. Non-contractual customer relationships are being amortized on a straight-line basis over their estimated useful lives of eight years.

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for possible impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company assesses possible impairments at least annually during its second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model, which is a two-step process. First, the book value of the Company’s net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Such assets are also evaluated each reporting period to determine whether events and circumstances continue to support their remaining useful lives.

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

The fair value of the Company’s debt was approximately $44.7 million and $55.8 million at August 31, 2008 and 2007, respectively, based on discounted future cash flows using current market interest rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include operating and money market accounts and, periodically, marketable securities. The Company’s accounts receivable are primarily derived from customers located in North America, South America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade receivables by performing on-going credit evaluations of customers, as well as insuring its accounts receivable in selected markets.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks with coverage and other terms, which it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2008 and 2007.

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title pass. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

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

Cost of Products Sold

The components of cost of products sold primarily include the cost of products manufactured on the Company’s behalf by its contract packagers, net of volume and other rebates. Cost of products sold also includes the costs to manufacture WD-40 concentrate, which include direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials; and depreciation of machinery and equipment used in the manufacturing process.

Selling, General and Administrative Expenses

The components of selling, general and administrative expenses include costs related to selling the Company’s products, such as the cost of the sales force and related sales and broker commissions; freight paid to third-party companies to distribute finished goods from the Company’s contract packagers to its customers; other general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and other employee-related costs to support marketing, human resources, finance, supply chain, information technology and research and development activities.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $18.1 million, $16.4 million and $16.3 million in fiscal years 2008, 2007 and 2006, respectively.

x

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Advertising and Sales Promotion Expenses

The Company’s policy is to expense advertising and sales promotion expenses as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon insertion, consumer promotion, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $3.6 million for fiscal year 2008 and $3.8 million for each of fiscal years 2007 and 2006. These expenses include general research and development activities, as well as internal staff, overhead, design testing, market research and consultants.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which was adopted by the Company effective September 1, 2007. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. In accordance with FIN 48, the Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes, Special Areas. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. The Company periodically reassesses this determination. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the consolidated statements of operations as other (expense) income. Aggregate foreign currency transaction (losses) gains were ($768,000), ($38,000) and $110,000 for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of the foreign denominated cash and accounts receivable balances. At August 31, 2008, the Company had approximately $7.9 million of foreign currency forward contracts outstanding, which mature from September 2008 through December 2008. The amount of net realized and unrealized gains and losses on the foreign currency forward contracts was not material for all periods presented.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Dilutive securities are comprised of stock options and restricted stock units granted under the Company’s stock option plan and stock incentive plan.

Stock-based Compensation

The Company records compensation expense associated with stock-based equity awards in accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). The Company adopted the modified prospective transition method provided under SFAS No. 123R effective September 1, 2005, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock-based equity awards recognized in fiscal years 2008, 2007 and 2006 included: 1) amortization of expense related to the remaining unvested portion of all stock-based equity awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization of expense related to all stock-based equity awards granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense related to each stock-based equity award granted is amortized on a straight-line basis over the requisite service vesting period for the entire award. The total number of stock-based equity awards expected to vest is adjusted by estimated forfeiture rates. Compensation expense related to the Company’s stock-based equity awards is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool (“APIC pool”) that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R in accordance with the short-cut method provided for by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. For the fiscal year ended August 31, 2008, the Company determined that it does have a pool of windfall tax benefits.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

In accordance with SFAS No. 123R, the Company classifies cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based equity awards, or excess tax benefits, as cash inflows from financing activities and cash outflows from operating activities.

Segment Information

The Company discloses certain information about its operating segments, which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical areas. In addition, management assesses revenue on the basis of products.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) which permits entities to choose to measure eligible financial instruments and certain other items at fair value. The Company will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the impact that the implementation of SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining fair value of a financial asset when the market for that financial asset is not active. The delayed portions of SFAS No. 157 will be adopted by the Company beginning September 1, 2009, while all other portions of the standard will be adopted by the Company beginning September 1, 2008, as required. The Company is currently evaluating SFAS No. 157 to determine the impact, if any, on its consolidated financial statements.

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

As of August 31, 2008, the Company performed additional tests of impairment of its indefinite-lived intangible assets due to the decline in the future forecasted sales levels of the X-14 brand resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel. Based on the results of this test, the Company recorded an impairment charge of $1.3 million in the consolidated statements of operations for the fiscal year ended August 31, 2008.

Currently, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of the Company’s other homecare and cleaning brands exceed their carrying values. Management has concluded that the Carpet Fresh and X-14 brands may have a higher risk of impairment in future periods. If the

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

performance of these brands does not meet management’s expectations in future periods, a future impairment could result for a portion or all of the Company’s indefinite-lived intangible assets. The Company will continue to closely monitor events and circumstances that could further impair its indefinite-lived intangible assets.

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the fiscal years ended August 31, 2008 and 2007 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$85,667	$9,239	$1,212	$96,118
Translation adjustments	42	248	1	291

Balance as of August 31, 2007	85,709	9,487	1,213	96,409
Translation adjustments	(72)	(428)	—	(500)

Balance as of August 31, 2008	$85,637	$9,059	$1,213	$95,909

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the fiscal years ended August 31, 2008 and 2007 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$35,700	$3,862	$—	$39,562
Translation adjustments	—	231	—	231

Balance as of August 31, 2007	35,700	4,093	—	39,793
Impairment charge	(1,340)	—	—	(1,340)
Translation adjustments	—	(400)	—	(400)

Balance as of August 31, 2008	$34,360	$3,693	$—	$38,053

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related amortization as of August 31, 2008 and 2007 and for the three fiscal years ended August 31, 2008 (in thousands):

	As of August 31,
	2008	2007
Gross carrying amount	$4,329	$4,800
Accumulated amortization	(2,390)	(2,050)

Net carrying amount	$1,939	$2,750

	Fiscal Year Ended August 31,
	2008	2007	2006
Amortization expense	$597	$583	$532

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

The estimated future amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the non-contractual customer relationships intangible asset in future fiscal years is as follows (in thousands):

Fiscal year 2009	$541
Fiscal year 2010	541
Fiscal year 2011	541
Fiscal year 2012	316

$1,939

Changes in the carrying amount of the definite-lived intangible asset by segment for the fiscal years ended August 31, 2008 and 2007 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2006	$—	$3,160	$—	$3,160
Amortization expense	—	(583)	—	(583)
Translation adjustments	—	173	—	173

Balance as of August 31, 2007	—	2,750	—	2,750
Amortization expense	—	(597)	—	(597)
Translation adjustments	—	(214)	—	(214)

Balance as of August 31, 2008	$—	$1,939	$—	$1,939

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Note 4. Supplementary Balance Sheet Information (in thousands):

	August 31, 2008	August 31, 2007
Inventories
Raw materials and components	$3,766	$1,004
Work-in-process	1,174	1,455
Finished goods	13,340	10,749

	$18,280	$13,208

Property, plant and equipment, net
Machinery, equipment and vehicles	$11,507	$7,663
Buildings and improvements	4,540	4,559
Computer and office equipment	3,132	3,937
Software	3,769	3,647
Furniture and fixtures	899	1,129
Land	574	597

	24,421	21,532
Less: accumulated depreciation and amortization	(13,112)	(12,721)

	$11,309	$8,811

Accrued liabilities
Accrued advertising and sales promotion expenses	$8,232	$7,938
Other	4,911	4,842

	$13,143	$12,780

Accrued payroll and related expenses
Accrued bonuses	$1,988	$3,185
Accrued payroll	1,519	1,265
Accrued profit sharing	1,408	1,402
Accrued payroll taxes	930	832
Other	239	222

	$6,084	$6,906

Deferred employee benefits and other long-term liabilities
Supplemental employee retirement plan benefits liability	$878	$2,030
Other income taxes payable	2,077	—
Other	144	165

	$3,099	$2,195

Note 5. Stock Repurchase Plan

On March 27, 2007, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months, the Company was authorized to acquire up to $35.0 million of the Company’s outstanding shares. During the fourth quarter of fiscal year 2007 and the first six months of fiscal year 2008, the Company completed the share buy-back plan by acquiring 1,028,800 shares at a total cost of $35.0 million.

Prior to the share buy-back plan described above, the Company had 534,698 shares of common stock held in treasury at a total cost of $15.0 million. These shares were the result of the Company’s share buy-back plan that was completed in fiscal year 2004.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Note 6. Earnings per Common Share

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted earnings per common share (“EPS”) for the fiscal years ended August 31, 2008, 2007 and 2006:

	Fiscal Year Ended August 31,
	2008	2007	2006
Weighted-average common shares outstanding, basic	16,637,740	17,077,870	16,784,473
Weighted-average dilutive securities	177,621	193,372	127,882

Weighted-average common shares outstanding, diluted	16,815,361	17,271,242	16,912,355

For the fiscal years ended August 31, 2008, 2007 and 2006, there were 457,778, 243,177 and 359,507 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the respective periods. Additionally, for the fiscal years ended August 31, 2008 and 2006, 107,085 and 198,585 weighted-average stock options outstanding, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the fiscal year ended August 31, 2007, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 7. Long-term Debt

Long-term debt is comprised of the following:

	As of August 31,
	2008	2007
Total debt	$42,857	$53,571
Less: current portion	(10,714)	(10,714)

Long-term debt	$32,143	$42,857

As of August 31, 2008, the Company had $42.9 million remaining on an original $75 million, 7.28% fixed-rate term loan financed through Prudential Capital. The $75 million term loan, which originated in October 2001, has a 10-year term and required interest-only payments for the first three years.

The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s stock option plan. A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

The events of default under the fixed-rate term loan include the following:

•	Failure to pay principal or interest when due;

•	Failure to comply with covenants, representations and warranties or other terms and conditions under the credit agreements;

•	Commencing any proceeding for bankruptcy, insolvency, reorganization, dissolution or liquidation; and

•	The sale, transfer, abandonment, forfeiture or disposal of the WD-40 trademark or any other trademark used in a material product line.

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

As a result of the aforementioned share buy-back plan which was completed during fiscal year 2008, the Company’s debt covenants related to its fixed-rate term loan were revised. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each fiscal quarter beginning March 1, 2007.

The Company is in compliance with all debt covenants as required by the term loan agreement.

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Fiscal year ending August 31,	2009	$10,714
	2010	10,714
	2011	10,714
	2012	10,715

		$42,857

Note 8. Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company. Although VML has begun to expand its business to other customers, the Company continues to be its largest customer. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Under FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0.6 million for the fiscal year ended August 31, 2008, equity earnings of $0.1 million for the fiscal year ended August 31, 2007 and equity losses of $0.1 million for the fiscal year ended August 31, 2006.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.4 million as of August 31, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s consolidated balance sheets. The Company’s investment in VML as of August 31, 2007 was $1.0 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $21.8 million, $19.1 million and $41.0 million during the fiscal years ended August 31, 2008, 2007 and 2006, respectively. The Company had product payables to VML of $0.5 million and $1.5 million at August 31, 2008 and 2007, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s consolidated statements of operations. Rental income from VML was $0.2 million in each of the fiscal years ended August 31, 2008, 2007 and 2006.

During the fourth quarter of fiscal year 2006, the Company acquired $2.0 million of inventory from VML. The inventory purchased from VML consisted of certain finished goods that had been acquired from other manufacturers on behalf of the Company. As the Company transitioned to direct acquisition of these finished goods, it acquired the remaining inventory at VML.

Note 9. Commitments and Contingencies

The Company was committed under certain non-cancelable operating leases, marketing and other agreements and capital expenditure commitments at August 31, 2008 which provide for the following future fiscal year minimum payments (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Operating leases	$1,444	$892	$394	$142	$83	$36
Marketing and other commitments	534	418	—	—	—	—
Capital expenditure commitments	1,900	—	—	—	—	—

	$3,878	$1,310	$394	$142	$83	$36

Rent expense was $1.5 million, $1.3 million and $1.1 million in the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2009 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $0.9 million as of August 31, 2008.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court's decision. If the plaintiff is successful in an appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2008.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2008.

Note 10. Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended August 31, 2008, 2007 and 2006 (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
Current
Federal	$7,856	$9,681	$10,829
State	1,243	1,432	953
Foreign	3,646	2,062	2,393

Total current	12,745	13,175	14,175

Deferred
United States	1,570	2,285	401
Foreign	62	181	170

Total deferred	1,632	2,466	571

	$14,377	$15,641	$14,746

Income before income taxes included approximately $12.3 million, $8.1 million and $6.4 million related to foreign operations for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Deferred tax assets and deferred tax liabilities were comprised of the following (in thousands):

	As of August 31,
	2008	2007
Deferred tax assets
Accrued payroll and related expenses	$976	$690
State income taxes paid	594	287
Accounts receivable	662	778
Accounts payable and accrued liabilities	2,425	2,134
Deferred employee benefits and other long-term liabilities	331	760
Stock-based compensation expense	1,705	953
Net operating loss	241	203
Other	760	453
Valuation allowance	(201)	(162)

Total deferred tax assets	7,493	6,096

Deferred tax liabilities
Property, plant and equipment, net	(234)	(154)
Amortization of tax goodwill and intangible assets	(19,000)	(16,529)
Investment in low income housing partnerships	(784)	(786)
Investment in VML partnership	(292)	(289)
Other	(14)	(198)

Total deferred tax liabilities	(20,324)	(17,956)

Net deferred tax liabilities	$(12,831)	$(11,860)

As of August 31, 2008, the Company had foreign and state net operating loss (“NOL”) carryforwards of approximately $0.6 million and $0.3 million, respectively, which begin to expire in fiscal years 2013 and 2014. The foreign net operating loss created a deferred tax asset of approximately $0.2 million. Utilization of this deferred tax asset is dependent upon the generation of future taxable income in this jurisdiction. At this time, management has concluded that it is not “more likely than not” that this will occur, and accordingly, has recorded a valuation allowance against this deferred tax asset. In the current fiscal year, the Company used state NOL carryforwards of $0.5 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows for the fiscal years ended August 31, 2008, 2007 and 2006 (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
Amount computed at U.S. statutory federal tax rate	$14,700	$16,511	$15,000
State income taxes, net of federal tax benefits	1,247	1,083	1,010
Effect of foreign operations	(833)	(815)	(362)
Benefit from qualified domestic production deduction	(502)	(268)	(218)
Benefit from municipal bond interest	(192)	(435)	(106)
Low income housing and research and experimentation credits	(28)	(106)	(177)
Benefit from extraterritorial income deductions	—	(54)	(212)
Other	(15)	(275)	(189)

	$14,377	$15,641	$14,746

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. As of August 31, 2008, the Company had not provided for U.S. income taxes and foreign withholding taxes on $37.6 million of undistributed earnings of certain foreign

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

subsidiaries since these earnings are considered indefinitely reinvested outside of the U.S. The amount of unrecognized deferred U.S. income tax liability would substantially be offset by unrecognized foreign tax credits that would be available to reduce a large portion of the U.S. liability. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings.

In accordance with FIN 48, the Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. As of August 31, 2008 and September 1, 2007, the total balance of accrued interest and penalties related to uncertain tax positions was $0.4 million and $0.3 million, respectively. For fiscal year 2008, income tax expense included $0.1 million of interest and penalties.

A reconciliation of the change in the Company’s gross unrecognized tax benefits for the fiscal year ended August 31, 2008 is as follows (in thousands):

Unrecognized tax benefits at September 1, 2007	$2,196
Gross decreases – tax positions in prior periods	(368)
Gross increases – current period tax positions	297
Expirations of statute of limitations for assessment	(429)

Unrecognized tax benefits at August 31, 2008	$1,696

As of August 31, 2008 and September 1, 2007, the total amount of unrecognized tax benefits was $1.7 million and $2.2 million, respectively, of which $1.1 million and $1.3 million, respectively, would affect the effective tax rate, if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s consolidated balance sheets.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2005. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2004 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2006. In the twelve month period following August 31, 2008, the Company estimates that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation. Audit outcomes and the timing of settlements are subject to significant uncertainty.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Note 11. Stock-based Compensation

In December 2007, the Company’s shareholders approved the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), effective as of December 11, 2007 (“Effective Date”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards to employees, directors and consultants. As a result of the adoption of the 2007 Plan, no further awards have been or will be granted from the prior WD-40 Company 1990 Incentive Stock Option Plan (“1990 Incentive Stock Option Plan”) or the prior WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (“Director Stock Plan”) (collectively, the “Prior Plans”) subsequent to the Effective Date. The number of shares initially authorized for issuance pursuant to grants of awards under the 2007 Plan was 2,250,000 shares plus any shares remaining available for issuance pursuant to grants of awards under the Prior Plans, for a total initial pool of shares of common stock available for issuance pursuant to grants of awards under the 2007 Plan of 2,957,830. As of August 31, 2008, 2,855,682 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. Awards under the 2007 Plan or the Prior Plans that expire or are cancelled, forfeited, settled in cash or otherwise settled without the delivery of shares return to the pool available for issuance pursuant to grants of awards under the 2007 Plan. Awards of stock options or stock appreciation rights are counted as one share, and awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards are counted as three shares, for purposes of computing the number of shares authorized and available for issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the exercise of stock options or the issuance of restricted stock under the Prior Plans.

The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”) and provides that stock options granted under the 2007 Plan will be exercisable at such times and under such conditions as may be determined by the Committee at the time of grant of such stock options, however stock options may not be granted for terms in excess of ten years. The terms of the 2007 Plan provide for the granting of stock options at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. All other forms of stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. Stock options outstanding under the 1990 Incentive Stock Option Plan were granted with immediate vesting, vesting after one year and vesting over a period of three years. Restricted stock units outstanding under the 2007 Plan were granted with immediate vesting and vesting over a period of three years.

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.4 million, $1.9 million and $1.8 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.7 million, $0.6 million and $0.5 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Stock Options

The estimated fair value of each of the Company’s stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for stock option grants during the fiscal years ended August 31, 2008, 2007 and 2006:

	Fiscal Year Ended August 31,
	2008	2007	2006
Expected option term (in years)	5.00	4.91	4.85
Expected volatility of common stock	25.17%	23.89%	25.11%
Risk-free interest rate	4.34%	4.70%	4.34%
Expected dividend yield	2.78%	2.81%	3.22%

The computation of the expected term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The computation of expected volatility is based on the historical volatility of the Company’s stock using the average of the volatility over the most recent one-year period, the most recent period commensurate with the expected option term and WD-40 Company’s long-term mean reversion volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the Company’s stock option award activity as of and for the fiscal years ended August 31, 2008, 2007 and 2006 is as follows (in thousands, except share and per share data):

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term per Share (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005		1,381,896	$26.27
Options granted		247,000	$27.35
Options exercised		(282,159)	$24.87
Options forfeited or expired		(28,815)	$29.04

Options outstanding at August 31, 2006		1,317,922	$26.71

Options exercisable at August 31, 2006	870,270		$26.16

Options granted		301,700	$35.63
Options exercised		(368,735)	$26.45
Options forfeited or expired		(12,313)	$32.29

Options outstanding at August 31, 2007		1,238,574	$28.91

Options exercisable at August 31, 2007	767,516		$26.92

Options granted		337,340	$36.03
Options exercised		(158,416)	$26.56
Options forfeited or expired		(12,785)	$30.94

Options outstanding at August 31, 2008		1,404,713	$30.86	6.74	$6,315

Options exercisable at August 31, 2008	831,918		$28.02	5.45	$5,808

The Company’s determination of fair value is affected by its stock price as well as a number of assumptions that require judgment. The weighted-average fair value of all options granted during the fiscal years ended August 31, 2008, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $7.53,

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

$7.65 and $5.61 per option, respectively. The total intrinsic value of options exercised was $1.7 million, $3.4 million, and $2.0 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

As of August 31, 2008, there was $2.4 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

Cash received from stock option exercises for the fiscal years ended August 31, 2008, 2007 and 2006 was $4.2 million, $9.8 million and $7.0 million, respectively. The income tax benefits from stock option exercises totaled $0.4 million, $1.0 million and $0.6 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

Restricted Stock Units

In October 2007, the Board adopted the WD-40 Directors’ Compensation Policy and Election Plan (“Election Plan”), effective as of October 23, 2007, which provided for compensation of directors for the period from the date of the annual meeting of stockholders in 2007 to the date of the annual meeting of stockholders in 2008. In accordance with the Election Plan, each non-employee director received an award of RSUs with a fair market value of $30,000 on the date of grant, and annual base compensation for each non-employee director payable in a combination of cash and/or RSUs that were granted under the 2007 Plan. Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the RSUs upon termination of each director’s service as a director of the Company. Until issuance of the shares pursuant to the RSUs, the RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

On December 11, 2007, a total of 9,902 RSUs were granted to directors at an aggregate fair market value of $0.4 million, or $40.38 per share, pursuant to the 2007 Plan and the Election Plan.

Additionally, on March 25, 2008, the Company granted a total of 25,739 RSUs under the 2007 Plan to certain key executives of the Company. Such RSUs were granted in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements, as further described in Note 12 – Other Benefit Plans. Such RSUs were granted with vesting over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Until issuance of the shares pursuant to the RSUs, the RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Restricted Stock Awards

Pursuant to the Director Stock Plan and the director compensation policy in effect prior to fiscal year 2008, restricted shares were issued to non-employee directors of the Company in lieu of cash compensation according to elections made by each director prior to his or her re-election at the following annual meeting of stockholders. A director who held shares of the Company having a value of at least $50,000 was permitted to elect to receive his or her base annual director’s fee entirely in cash. Otherwise, directors elected to receive restricted stock in lieu of cash in an amount up to the entire base annual fee in increments of $5,500. The restricted shares were issued in accordance with a director’s election as soon as practicable after the first day of March. The number of shares issued was equal to the amount of compensation to be paid in shares divided by 90% of the closing price

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

of the Company’s shares as of the first business day of March or other date of issuance of such shares. Restricted shares issued to a director do not become vested for resale for a period of five years from the date of issuance or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director has reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

In accordance with SFAS No. 123R, the fair value of restricted stock awards was estimated based on the closing market price of the stock on the date of issuance. As of August 31, 2008, there was $0.2 million of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years; such unamortized compensation cost is included as a component of additional paid-in capital in the Company’s consolidated financial statements.

A summary of the Company’s restricted stock award activity as of and for the fiscal years ended August 31, 2008, 2007 and 2006 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2005	11,961	$28.87
Shares issued	6,099	$30.32
Shares vested	(201)	$30.32
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2006	17,859	$29.35
Shares issued	3,896	$32.08
Shares vested	(2,718)	$24.40
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2007	19,037	$30.61
Shares issued	—	$—
Shares vested	(5,968)	$27.93
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2008	13,069	$31.83

Note 12. Other Benefit Plans

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

Total Company contribution expense for the WD-40 Company Profit Sharing/401(k) Plan was approximately $2.2 million in each of the fiscal years ended August 31, 2008 and 2007 and $2.1 million in the fiscal year ended August 31, 2006.

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. Company contribution expense related to the international plans during the fiscal years ended August 31, 2008, 2007 and 2006 was approximately $1.1 million, $1.0 million and $0.8 million, respectively.

The Company provides fixed retirement benefits to certain of its current and retired key executives under supplemental employee retirement plan agreements. On March 25, 2008, the Company settled benefit obligations with certain current key executives by granting 25,739 restricted stock units with a total grant date fair market value of $0.9 million, or $33.99 per share. This settlement resulted in a net gain of $0.2 million, which was recorded as a reduction to selling, general and administrative expenses in the Company’s consolidated statements of operations. The projected benefit obligation under the agreements, which is based on an actuarially determined present value of all future benefit payments, was $0.9 million, $2.0 million and $1.8 million as of August 31, 2008, 2007 and 2006, respectively, and is recorded as a component of deferred employee benefits and other long-term liabilities in the Company’s consolidated balance sheets. The service and interest costs amounted to approximately $0.1 million in the fiscal year ended August 31, 2008 and $0.2 million in each of the fiscal years ended August 31, 2007 and 2006. During each of the fiscal years ended August 31, 2008, 2007 and 2006, the plan paid benefits of approximately $0.1 million. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 6.0% were used to calculate the projected benefit obligation and service costs in fiscal year 2008, while a weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4.0% were used in each of fiscal years 2007 and 2006.

Note 13. Business Segments and Foreign Operations

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

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

The tables below present information about reportable segments and net sales by product line as of and for the fiscal years ended August 31, 2008, 2007 and 2006 (in thousands):

2008	Americas	Europe	Asia- Pacific	Total
Net sales	$176,885	$110,504	$29,729	$317,118
Income from operations(1)	$18,082	$20,235	$4,379	$42,696
Depreciation and amortization expense	$2,196	$1,449	$182	$3,827
Interest income	$743	$809	$50	$1,602
Interest expense	$3,264	$—	$17	$3,281
Total assets	$191,404	$70,180	$9,089	$270,673
2007
Net sales	$187,146	$96,485	$24,185	$307,816
Income from operations(1)	$28,980	$16,711	$3,325	$49,016
Depreciation and amortization expense	$2,146	$1,370	$133	$3,649
Interest income	$1,466	$593	$34	$2,093
Interest expense	$4,098	$—	$13	$4,111
Total assets	$208,456	$66,259	$8,471	$283,186
2006
Net sales	$186,769	$79,101	$21,046	$286,916
Income from operations(1)	$28,714	$13,088	$4,220	$46,022
Depreciation and amortization expense	$2,124	$1,250	$93	$3,467
Interest income	$1,153	$223	$18	$1,394
Interest expense	$4,897	$—	$—	$4,897
Total assets	$208,261	$55,274	$4,940	$268,475

(1)

For the fiscal years ended August 31, 2008, 2007 and 2006, income from operations for the Americas segment included costs from headquarters of $15.7 million, $15.2 million and $13.6 million, respectively.

	Net Sales
	2008	2007	2006
Product Line Information:
Multi-purpose maintenance products	$235,898	$216,300	$190,468
Homecare and cleaning products	81,220	91,516	96,448

	$317,118	$307,816	$286,916

Geographical Information:
United States	$147,850	$160,904	$161,624
United Kingdom	28,230	29,127	25,432
Other international	141,038	117,785	99,860

	$317,118	$307,816	$286,916

	Non-current Assets
	2008	2007
Geographical Information:
United States	$126,713	$126,105
International	24,475	26,510

	$151,188	$152,615

WD-40 Company

Notes to Consolidated Financial Statements

August 31, 2008, 2007 and 2006

Note 14. Subsequent Events

On October 6, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 31, 2008 to shareholders of record on October 17, 2008.

On September 22, 2008, the Company entered into an unsecured loan agreement (the “Agreement”) with Union Bank of California, N.A. (the “Bank”). The new credit facility under the Agreement consists of a $10 million revolving loan (the “Revolving Loan”) which was undrawn at closing. The proceeds of the Revolving Loan will be used for the Company’s general working capital purposes. The Company may borrow, repay and re-borrow all or part of the Revolving Loan in amounts of not less than $100,000. Under the terms of the Agreement, outstanding borrowings under the Revolving Loan would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. The Revolving Loan expires in October 2011, at which time all unpaid principal and interest of the Revolving Loan will be due and payable.

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page

3(a)	Certificate of Incorporation	47

3(b)	Bylaws	47

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan	47

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 14, 2008

10(c)	Fourth Amendment and Restatement, WD-40 Company 1990 Incentive Stock Option Plan	47

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors	47

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan	47

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006	47

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006	48

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006	48

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006	48

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006	48

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006	48

10(l)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007	48

10(m)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008

10(n)	WD-40 Company 2007 Stock Incentive Plan	48

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm dated October 20, 2008

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002