Form 10-Q
period 2008-11-30
WD 40 CO
filed 2009-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of December 31, 2008 was 16,500,304.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2008

Part I—Financial Information

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	November 30, 2008	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$26,340	$41,983
Trade accounts receivable, less allowance for doubtful accounts of $423 and $486 at November 30, 2008 and August 31, 2008, respectively	46,377	49,271
Product held at contract packagers	3,675	2,453
Inventories	20,332	18,280
Current deferred tax assets, net	4,012	4,045
Other current assets	4,014	3,453

Total current assets	104,750	119,485
Property, plant and equipment, net	11,216	11,309
Goodwill	95,182	95,909
Other intangible assets, net	38,998	39,992
Investment in related party	192	435
Other assets	3,472	3,543

Total assets	$253,810	$270,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,201	$22,985
Accounts payable to related party	164	547
Accrued liabilities	13,977	13,143
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	4,919	6,084
Income taxes payable	3,650	1,090

Total current liabilities	51,625	54,563
Long-term debt	21,429	32,143
Long-term deferred tax liabilities, net	17,144	16,876
Deferred employee benefits and other long-term liabilities	3,032	3,099

Total liabilities	93,230	106,681

Shareholders’ equity:
Common stock—authorized 36,000,000 shares, $0.001 par value; 18,063,802 and 18,041,715 shares issued at November 30, 2008 and August 31, 2008, respectively; and 16,500,304 and 16,478,217 shares outstanding at November 30, 2008 and August 31, 2008, respectively	18	18
Additional paid-in capital	83,934	82,647
Retained earnings	132,178	128,627
Accumulated other comprehensive (loss) income	(5,484)	2,766
Common stock held in treasury, at cost—1,563,498 shares	(50,066)	(50,066)

Total shareholders’ equity	160,580	163,992

Total liabilities and shareholders’ equity	$253,810	$270,673

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended November 30,
	2008	2007
Net sales	$83,597	$79,150
Cost of products sold (including cost of products acquired from related party of $4,260 and $6,681 for the three months ended November 30, 2008 and 2007, respectively)	44,860	41,680

Gross profit	38,737	37,470

Operating expenses:
Selling, general and administrative	21,117	21,224
Advertising and sales promotion	5,413	6,640
Amortization of intangible asset	129	152

Total operating expenses	26,659	28,016

Income from operations	12,078	9,454

Other (expense) income:
Interest expense, net of interest income of $258 and $530 for the three months ended November 30, 2008 and 2007, respectively	(440)	(406)
Other income, net	221	312

Income before income taxes	11,859	9,360
Provision for income taxes	4,174	3,130

Net income	$7,685	$6,230

Earnings per common share:
Basic	$0.47	$0.37

Diluted	$0.46	$0.36

Shares used in per share calculations:
Basic	16,495,678	16,889,137

Diluted	16,673,569	17,092,792

Dividends declared per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended November 30,
	2008	2007
Operating activities:
Net income	$7,685	$6,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	931
Net gains on sales and disposals of property and equipment	(3)	(4)
Deferred income tax expense (benefit)	519	(535)
Excess tax benefits from exercises of stock options	(14)	(147)
Equity losses (earnings) from related party	243	(41)
Stock-based compensation	625	493
Changes in assets and liabilities:
Trade accounts receivable	(1,569)	508
Product held at contract packagers	(1,222)	(170)
Inventories	(2,903)	(2,317)
Other assets	(976)	(1,799)
Accounts payable and accrued expenses and liabilities	(2,806)	(5,509)
Accounts payable to related party	(383)	1,265
Income taxes payable	2,874	995
Deferred employee benefits and other long-term liabilities	(33)	2,006

Net cash provided by operating activities	2,946	1,906

Investing activities:
Capital expenditures	(1,172)	(1,032)
Proceeds from sales of property and equipment	60	41
Purchases of marketable securities	—	(51,325)
Proceeds from sales of marketable securities	—	51,325

Net cash used in investing activities	(1,112)	(991)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Proceeds from issuance of common stock	640	2,784
Excess tax benefits from exercises of stock options	14	147
Dividends paid	(4,134)	(4,215)

Net cash used in financing activities	(14,194)	(11,998)

Effect of exchange rate changes on cash and cash equivalents	(3,283)	369

Net decrease in cash and cash equivalents	(15,643)	(10,714)
Cash and cash equivalents at beginning of period	41,983	61,078

Cash and cash equivalents at end of period	$26,340	$50,364

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended November 30,
	2008	2007
Net income	$7,685	$6,230

Other comprehensive (loss) income:
Equity adjustment from foreign currency translation, net of tax benefit (provision) of $130 and ($45) for the three months ended November 30, 2008 and 2007, respectively	(8,250)	1,088

Total comprehensive (loss) income	$(565)	$7,318

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil, and eight homecare and cleaning product brands, X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The August 31, 2008 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 filed with the SEC on October 23, 2008.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 6 percent and 7 percent of the Company’s consolidated net sales during the three months ended November 30, 2008 and 2007, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 4 percent and 3 percent, respectively, of the Company’s consolidated net sales during the three months ended November 30, 2008 and 2007, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. In accordance with FIN 48, the Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period. Potentially dilutive securities are comprised of stock options and restricted stock units granted under the Company’s prior stock option plan and current stock incentive plan.

Recently Adopted Accounting Pronouncements

Effective September 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on the consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for the Company’s fiscal year beginning on September 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, on its consolidated financial position and results of operations.

Also effective September 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any items; therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), and FIN No. 46, Consolidation of Variable Interest Entities (revised December

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The Company is currently assessing the effect of FAS 140-4 and FIN 46(R)-8 on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FAS 133 (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, the Company will be required to adopt SFAS No. 161 for the interim period beginning December 1, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial position and results of operations.

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances continue to support their remaining useful lives.

As of August 31, 2008, the Company performed additional tests of impairment of its indefinite-lived intangible assets due to the decline in the future forecasted sales levels of the X-14 brand resulting from management’s strategic decision during the fourth quarter of fiscal year 2008 to withdraw a number of products from the grocery trade channel. Based on the results of this test, the Company recorded an impairment charge of $1.3 million in the consolidated statement of operations for the fiscal year ended August 31, 2008.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the three months ended November 30, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$85,637	$9,059	$1,213	$95,909
Translation adjustments	(104)	(620)	(3)	(727)

Balance as of November 30, 2008	$85,533	$8,439	$1,210	$95,182

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the three months ended November 30, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$34,360	$3,693	$—	$38,053
Translation adjustments	—	(577)	—	(577)

Balance as of November 30, 2008	$34,360	$3,116	$—	$37,476

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related accumulated amortization as of November 30, 2008 and August 31, 2008 (in thousands):

	November 30, 2008	August 31, 2008
Gross carrying amount	$3,653	$4,329
Accumulated amortization	(2,131)	(2,390)

Net carrying amount	$1,522	$1,939

Changes in the carrying amount of the definite-lived intangible asset for the three months ended November 30, 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$—	$1,939	$—	$1,939
Amortization expense	—	(129)	—	(129)
Translation adjustments	—	(288)	—	(288)

Balance as of November 30, 2008	$—	$1,522	$—	$1,522

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

Remainder of fiscal year 2009	$342
Fiscal year 2010	457
Fiscal year 2011	457
Fiscal year 2012	266

$1,522

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Fair Value Measurements

Effective September 1, 2008, the Company adopted the required portions of SFAS No. 157 for financial assets and liabilities. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used in measuring fair value into one of the following three categories:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The following table presents information about the Company’s financial assets that are measured at fair value as of November 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$—	$6,898	$—

Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets as of November 30, 2008.

Note 5. Supplementary Balance Sheet Information (in thousands):

	November 30, 2008	August 31, 2008
Inventories:
Raw materials and components	$3,521	$3,766
Work-in-process	963	1,174
Finished goods	15,848	13,340

	$20,332	$18,280

Property, plant and equipment, net:
Machinery, equipment and vehicles	$11,829	$11,507
Buildings and improvements	4,316	4,540
Computer and office equipment	2,943	3,132
Software	3,780	3,769
Furniture and fixtures	875	899
Land	540	574

	24,283	24,421
Less: accumulated depreciation and amortization	(13,067)	(13,112)

	$11,216	$11,309

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,697	$8,232
Other	5,280	4,911

	$13,977	$13,143

Accrued payroll and related expenses:
Accrued bonuses	$805	$1,988
Accrued payroll	1,359	1,519
Accrued profit sharing	1,828	1,408
Accrued payroll taxes	700	930
Other	227	239

	$4,919	$6,084

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	November 30, 2008	August 31, 2008
Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$843	$878
Other income taxes payable	2,077	2,077
Other	112	144

	$3,032	$3,099

Note 6. Earnings per Common Share

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted earnings per common share (“EPS”) for the three months ended November 30, 2008 and 2007:

	Three Months Ended November 30,
	2008	2007
Weighted-average common shares outstanding, basic	16,495,678	16,889,137
Weighted-average dilutive securities	177,891	203,655

Weighted-average common shares outstanding, diluted	16,673,569	17,092,792

For the three months ended November 30, 2008, there were 631,790 weighted-average stock options outstanding that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the three months ended November 30, 2007, there were no weighted-average stock options outstanding that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

For the three months ended November 30, 2007, 428,338 weighted-average stock options outstanding were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the three months ended November 30, 2008, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 7. Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. As a result, the Company transitioned its sourcing to alternative suppliers to significantly reduce its reliance on VML as a manufacturer.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $243,000 for the three months ended November 30, 2008, and equity earnings of $41,000 for three months ended November 30, 2007.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.2 million as of November 30, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s condensed consolidated balance sheets. The Company’s investment in VML as of August 31, 2008 was $0.4 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.3 million and $6.7 million during the three months ended November 30, 2008 and 2007, respectively. The Company had product payables to VML of $0.2 million and $0.5 million at November 30, 2008 and August 31, 2008, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. Rental income from VML was $32,000 and $48,000 during the three months ended November 30, 2008 and 2007, respectively.

Note 8. Commitments and Contingencies

The Company has relationships with various suppliers (or contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2008.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2008.

Note 9. Income Taxes

To determine its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

As of November 30, 2008 and August 31, 2008, the total amount of unrecognized tax benefits was $1.7 million, of which $1.0 million and $1.1 million, respectively, would affect the effective tax rate if recognized. As of November 30, 2008 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. There was no material interest or penalties included in income tax expense for the three months ended November 30, 2008.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2005. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2004 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the remainder of the current fiscal year. Audit outcomes and the timing of settlements are subject to significant uncertainty.

During the three months ended November 30, 2008, the Company recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year, offset by recognized tax benefits of $0.1 million due to expiring statutes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates costs from corporate headquarters into the Americas segment, without allocation to other segments. The Company’s segments are run independently and, as a result, there are few costs that could be considered only costs from headquarters that would qualify for allocation to other segments. The most significant portion of costs from headquarters relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reportable segments and net sales by product line as of and for the three months ended November 30, 2008 and 2007 (in thousands):

As of and for the Three Months Ended November 30:

	Americas	Europe	Asia-Pacific	Total
2008
Net sales	$45,521	$30,134	$7,942	$83,597
Income from operations (1)	$4,504	$6,368	$1,206	$12,078
Depreciation and amortization expense	$567	$308	$34	$909
Interest income	$40	$204	$14	$258
Interest expense	$695	$—	$3	$698
Total assets	$184,176	$60,975	$8,659	$253,810
2007
Net sales	$43,555	$28,396	$7,199	$79,150
Income from operations (1)	$3,738	$4,535	$1,181	$9,454
Depreciation and amortization expense	$526	$362	$43	$931
Interest income	$325	$196	$9	$530
Interest expense	$932	$—	$4	$936
Total assets	$200,548	$67,448	$9,585	$277,581

(1)	For the three months ended November 30, 2008 and 2007, income from operations for the Americas segment included costs from headquarters of $4.6 million and $3.8 million, respectively.

	Three Months Ended November 30,
Net Sales by Product Line:	2008	2007
Multi-purpose maintenance products	$65,875	$57,317
Homecare and cleaning products	17,722	21,833

	$83,597	$79,150

Note 11. Subsequent Event

On December 9, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 30, 2009 to shareholders of record on January 8, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on October 23, 2008.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market two multi-purpose maintenance products, WD-40® and 3-IN-ONE® Oil, and eight homecare and cleaning products, X-14® hard surface cleaners and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Multi-purpose maintenance products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

We plan to continue to leverage and build the brand fortress of our Company by developing and acquiring brands that deliver a unique, high value to end users and that can be distributed across multiple trade channels in one or more areas of the world.

Highlights

•

Consolidated net sales increased 6% for the first quarter of the current fiscal year compared to the corresponding period in the prior fiscal year, due to increases in the Americas, Europe and Asia-Pacific of 5%, 6% and 10%, respectively.

•

Changes in foreign currency exchange rates for the first quarter of the current fiscal year compared to the corresponding period of the prior fiscal year had an unfavorable impact on our net sales and net income. The current fiscal year first quarter results translated at last fiscal year’s first quarter exchange rates would have produced net sales of $89.1 million and net income of $8.6 million. Thus, excluding the impact of the change in foreign currency exchange rates quarter over quarter, net sales and net income would have increased by 13% and 39%, respectively.

•

Sales of multi-purpose maintenance products increased 15% for the current fiscal year first quarter compared to the prior fiscal year first quarter. The increase in multi-purpose maintenance products for the current fiscal year first quarter was driven by growth and penetration in the Americas, Europe and Asia-Pacific.

•

The categories in which our homecare and cleaning products are sold are very competitive by nature. Sales of our homecare and cleaning products in the Americas were down 24% for the current fiscal year first quarter compared to the corresponding period in the prior fiscal year as a result of overall category declines. The decrease in the Americas was partially offset by a 15% increase in sales of homecare and cleaning products in Europe for the current fiscal year first quarter compared to the corresponding period in the prior fiscal year.

•

Sales in China increased 30% for the current fiscal year first quarter compared to the corresponding period in the prior fiscal year as the region continued to benefit from the development of direct sales activity, which began during fiscal year 2007. Historically, the Company’s sales in China were through third-party marketing distributors. We plan to continue to increase our direct sales presence in China.

•

A significant challenge for the Company continues to be the rising costs of components and raw materials. In recent years, we have incurred continuous cost increases. To combat the rise in costs, we have implemented price increases on certain products during each of the last three fiscal years, and we have implemented further price increases throughout the world during the first quarter of fiscal year 2009. In addition to price increases, we continue to address the rising costs through innovation and other margin enhancement strategies.

Results of Operations

First Quarter of Fiscal Year 2009 Compared to First Quarter of Fiscal Year 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended November 30, 2008 and 2007 (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2008	2007	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$65,875	$57,317	$8,558	15%
Homecare and cleaning products	17,722	21,833	(4,111)	(19)%

Total net sales	83,597	79,150	4,447	6%
Cost of products sold	44,860	41,680	3,180	8%

Gross profit	38,737	37,470	1,267	3%
Operating expenses	26,659	28,016	(1,357)	(5)%

Income from operations	$12,078	$9,454	$2,624	28%

Net income	$7,685	$6,230	$1,455	23%

Earnings per common share—diluted	$0.46	$0.36	$0.10	26%

Net Sales by Segment

The following table summarizes net sales by segment for the three months ended November 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2008	2007	Dollars	Percent
Americas	$45,521	$43,555	$1,966	5%
Europe	30,134	28,396	1,738	6%
Asia-Pacific	7,942	7,199	743	10%

	$83,597	$79,150	$4,447	6%

Americas

The following table summarizes net sales by product line for the Americas segment for the three months ended November 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2008	2007	Dollars	Percent
Multi-purpose maintenance products	$31,691	$25,264	$6,427	25%
Homecare and cleaning products	13,830	18,291	(4,461)	(24)%

	$45,521	$43,555	$1,966	5%

% of consolidated net sales	54%	55%

Sales in the Americas increased to $45.5 million, up $2.0 million, or 5%, for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended November 30, 2008 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $45.8 million in the Americas segment. Thus, the impact of the change in foreign currency exchange rates period over period negatively affected sales for the three months ended November 30, 2008 by approximately $0.3 million.

Sales of multi-purpose maintenance products in the Americas during the three months ended November 30, 2008 increased $6.4 million, or 25%, compared to the corresponding period in the prior fiscal year primarily due to the sales increases in the U.S. of the WD-40 and 3-IN-ONE Oil products of 30% and 29%, respectively. The increase in sales of WD-40 in the U.S. was attributable to price increases and to increased promotional activities during the three months ended November 30, 2008. In addition, sales of WD-40 in the U.S. also increased during the first quarter of the current fiscal year due to the conversion of several can sizes to the Smart Straw format during the third quarter of fiscal year 2008. The WD-40 Smart Straw format has a higher selling price than the traditional WD-40 cans. U.S. sales of the 3-IN-ONE Oil products increased due to price increases on many of the 3-IN-ONE Oil products and increased distribution. Sales of multi-purpose maintenance products in Canada increased 19% due primarily to price increases and to additional promotional activities. Sales growth in Latin America of 9% was due to price increases, increased distribution with new customers and increased promotional activity with a key customer.

Sales of homecare and cleaning products in the Americas decreased $4.5 million, or 24%, during the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year due primarily to the sales declines across all homecare and cleaning brands in the U.S. These declines were the result of several factors, including lost distribution, declining categories and the effect of competitive factors.

Sales of 2000 Flushes and X-14 automatic toilet bowl cleaners in the U.S. decreased 31% for the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year due to decreased distribution with key customers as a result of an overall decline in the entire toilet bowl cleaning category. As part of the category trend, our customers are allocating less shelf space and consolidating this category. In an effort to mitigate this trend, we are increasing the use of marketing tactics that target consumers, including coupons and in-store promotional activity. To generate growth for the brand, we are focusing on enhancing our distribution in channels outside of the grocery trade, as well as developing new distribution channels for our automatic toilet bowl cleaning products.

Spot Shot sales decreased 17% in the U.S. during the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year due to lost distribution and overall declines in the aerosol spot and stain category. The declines in the aerosol category are due to retailers reducing shelf space for aerosol spot and stain removers. In an effort to offset these declines, we developed and recently launched environmentally friendly products, which are non-toxic and biodegradable. We are currently using the newer non-toxic and biodegradable product offerings to both replace existing Spot Shot trigger product distribution and obtain additional new distribution where possible.

Sales of Carpet Fresh in the U.S. decreased 20% during the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year. The decrease in sales of Carpet Fresh was due primarily to reduced distribution and category declines in the mass retail and grocery trade channels. In recent years, retailers have reduced shelf space for traditional rug and room deodorizers for reallocation to other air care products. As a result, the rug and room deodorizer category as a whole has declined in the mass retail and grocery trade channels. We continue to refine our marketing, promotions and pricing strategies to create new distribution opportunities for the Carpet Fresh brand.

U.S. sales of X-14 hard surface cleaners decreased 43% during the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year due to lost distribution as a result of competitors’ activities, as well as to our recent strategic decision to withdraw certain product offerings from the grocery trade channel. In an effort to offset these reduced sales and generate additional sales for the brand, we are focused on exploring new distribution channels that are less reliant on the grocery trade channel.

Sales of heavy-duty hand cleaners for the Americas decreased 17% for the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year due to reduced sales with a key customer as a result of competitive factors.

Our U.S. homecare and cleaning products compete in a highly competitive market and continue to face diminishing product categories or shifts within these categories, as well as challenges due to the current economic slowdown. We are addressing these challenges through our focus on increased consumer-targeted marketing tactics and new distribution channels, as well as innovation and the continued renovation of certain of our homecare and cleaning product lines. Our innovation and renovation efforts are focused in the areas of packaging enhancements, promotional strategies and new product offerings.

For the Americas segment, 80% of sales came from the U.S., while 20% came from Canada and Latin America for each of the three-month periods ended November 30, 2008 and 2007.

Europe

The following table summarizes net sales by product line for the Europe segment for the three months ended November 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2008	2007	Dollars	Percent
Multi-purpose maintenance products	$27,426	$26,045	$1,381	5%
Homecare and cleaning products	2,708	2,351	357	15%

	$30,134	$28,396	$1,738	6%

% of consolidated net sales	36%	36%

Sales in Europe increased to $30.1 million, up $1.7 million, or 6%, for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year negatively impacted the growth of sales. Sales for the three months ended November 30, 2008 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $35.0 million in the Europe segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have increased by approximately $6.6 million, or 23%, for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets were flat for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year and accounted for 59% of the region’s sales, down from 63% in the corresponding period in the prior fiscal year. We experienced increased sales in U.S. dollars in the U.K. and France of 17% and 11%, respectively, for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year. However, such increases were offset by the following decreases in sales in U.S. dollars for the same period: German sales region, 18%; Italy, 20%; and Spain/Portugal, 5%.

The U.K. market benefited from sales growth of the WD-40 Smart Straw, 3-IN-ONE Oil products and 1001 products, including No Vac, due to increased promotional activity for all products and regained distribution of No Vac with a key customer. The sales growth in France was the result of increased promotional activity, the continued growth in sales of the WD-40 brand, including the WD-40 Smart Straw, and increased distribution of the 3-IN-ONE Professional line of products. The decline in sales in the German sales region, which includes Germany, the Netherlands, Denmark and Austria, was due to reduced promotional activity during the period. Sales in Italy and Spain/Portugal decreased as customers reduced their inventory levels in response to the slowing economy during the period. In addition, Italy’s sales have been negatively impacted by a higher level of competitor activity during the period.

In the countries in which we sell through local distributors, sales increased 16% for the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year due primarily to the continued growth in sales of the WD-40 brand in Eastern Europe and the Middle East as a result of increased promotional activities. The distributor market accounted for approximately 41% of the total Europe segment sales for the three months ended November 30, 2008 compared to 37% for the corresponding period of the prior fiscal year. We expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the three months ended November 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2008	2007	Dollars	Percent
Multi-purpose maintenance products	$6,758	$6,008	$750	12%
Homecare and cleaning products	1,184	1,191	(7)	(1)%

	$7,942	$7,199	$743	10%

% of consolidated net sales	10%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $7.9 million, up $0.7 million, or 10%, for the three months ended November 30, 2008 compared to the corresponding period in the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year negatively impacted the growth of sales. Sales for the three months ended November 30, 2008 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $8.2 million in the Asia-Pacific segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have increased by approximately $1.0 million, or 14%, for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year.

Sales in Australia decreased 5% for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year due to the unfavorable impact of foreign currency exchange rates. The impact of the change in foreign currency exchange rates period over period negatively affected sales for the three months ended November 30, 2008 by approximately $0.4 million, or 13% of total sales. In local currency, sales increased 10% due to price increases across all product lines, promotional activities and new distribution across all trade channels.

Sales in Asia increased 19% for the three months ended November 30, 2008 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of WD-40 products to customers across the entire region, including China, Indonesia, Malaysia and Thailand. Sales in China increased 30% due to price increases, increased promotional activities, new distribution channels and the continued development of direct sales activity. Sales across the rest of the Asian region increased 16% due to price increases and to promotional activity. However, we have begun to see a slowdown in certain markets in this region as a result of overall economic uncertainty across the region, which may impact sales for the remainder of fiscal year 2009.

Gross Profit

Gross profit was $38.7 million, or 46.3% of net sales, in the first quarter of fiscal year 2009 compared to $37.5 million, or 47.3% of net sales, in the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased by 1.0 percentage point as we continued to experience the impact of higher costs of products, which have negatively affected gross margins in all of our business segments.

The rise in costs of products has been primarily due to the increase in costs for components and raw materials, including aerosol cans and petroleum-based products, during the first quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year. Although costs were up in the current fiscal year first quarter compared to last fiscal year’s first quarter, we are beginning to experience a decline in costs for our petroleum-based products, which peaked during the fourth quarter of fiscal year 2008. However, we expect to experience a significant increase in costs of aerosol cans during the second quarter of the current fiscal year primarily due to the cost of tin plate used in aerosol cans. While the cost of steel has been declining recently, such reductions have not been reflected in the cost of tin plate. This increase in costs of aerosol cans is expected to offset any benefit from the decline in costs of petroleum-based products.

Losses associated with VML Company L.L.C. (“VML”), a related-party contract manufacturer, also negatively impacted gross profit by 0.3% during the first quarter of fiscal year 2009 compared to the same period last year. These losses were the result of manufacturing inefficiencies at VML related to their acquisition of a significant new customer during fiscal year 2008. We have a 30% equity investment in VML. This investment is accounted for using the equity method of accounting and our equity in earnings or losses of VML is recorded as a component of cost of products sold. In response to these inefficiencies, we obtained alternative manufacturers, who are expected to help improve the cost structure for some of our products.

In addition to rising costs and losses associated with VML, the remaining costs associated with product conversions and sourcing changes in the U.S. during last fiscal year’s fourth quarter also negatively impacted gross profit by 0.2% during the current fiscal year first quarter compared to the corresponding period of the prior fiscal year. Product conversions related to WD-40 aerosol products and automatic toilet bowl cleaners resulted in obsolete packaging and other components as well as finished goods that were expensed in cost of products sold. We expect the additional sales and margin opportunities arising from the conversions and sourcing changes to far outweigh the short-term costs of the conversions.

To combat the rise in costs discussed above, we have implemented price increases on certain products worldwide. These price increases added approximately 3.3% to our gross margin percentage for the first quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year. In addition to price increases, we see gross margin enhancement opportunities through our innovation efforts.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the first quarter of fiscal year 2009, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by 0.7%. The increase in such discounts was due to the fact that a greater percentage of sales during the first quarter of fiscal year 2009 was subject to promotional allowances due to the overall increase in promotional activity.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the first quarter of fiscal year 2009 decreased to $21.1 million, or 25.3% of net sales, from $21.2 million, or 26.8% of net sales, for the corresponding period in the prior fiscal year. The decrease in SG&A was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $1.3 million for the three months ended November 30, 2008. SG&A expenses for the first quarter of fiscal year 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced total SG&A expenses of $22.4 million. Freight costs decreased $0.8 million primarily due to improved shipping efficiencies and reduced fuel costs. Partially offsetting these decreases were increases in employee-related costs, professional services costs, research and development costs and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.8 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Professional services costs increased $0.5 million primarily as a result of increased legal costs. Research and development costs increased $0.3 million due to the timing of new product development activity. Other miscellaneous expenses, including stock-based compensation and bad debt expense, increased by $0.4 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the first quarter of fiscal year 2009 were $1.2 million compared to $0.8 million for the corresponding period of the prior fiscal year. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $5.4 million, or 6.5% of net sales, for the first quarter of fiscal year 2009, down from $6.6 million, or 8.4% of net sales, for the corresponding period in the prior fiscal year. The decrease was related to the timing of investment in advertising activities in the prior fiscal year first quarter compared to the current fiscal year first quarter. In the prior fiscal year first quarter, we invested in consumer broadcast and print media advertising in Europe to support the 1001 brand. In the current fiscal year first quarter, we had lower levels of marketing investment in Europe, as we did not repeat our 1001 consumer broadcast and print media advertising. Investment in global advertising and sales promotion expenses for fiscal year 2009 is expected to be in the range of 6.5% to 8.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the three months ended November 30, 2008, total promotional costs recorded as a reduction to sales were $5.7 million compared to $5.2 million for the corresponding period in the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.1 million for the three months ended November 30, 2008 compared to $11.8 million for the corresponding period in the prior fiscal year.

Amortization of Intangible Asset Expense

Amortization of our intangible asset was $129,000 and $152,000 for the three months ended November 30, 2008 and 2007, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in pounds sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the three months ended November 30, 2008 and 2007 (in thousands):

	Three Months Ended November 30,
	2008	2007	Change
Interest expense, net	$440	$406	$34
Other income, net	$221	$312	$(91)
Provision for income taxes	$4,174	$3,130	$1,044

Interest Expense, Net

Interest expense, net increased slightly for the first quarter of fiscal year 2009 compared to the corresponding period in the prior fiscal year. Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2008 and October 2007, this decrease was more than offset by a larger decrease in interest income as a result of lower cash balances and interest rates during the first quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net decreased by $0.1 million for the first quarter of fiscal year 2009 compared to the corresponding period in the prior fiscal year primarily due to foreign currency exchange losses recorded in the U.S.

Provision for Income Taxes

The provision for income taxes was 35.2% of income before income taxes for the first quarter of fiscal year 2009, an increase from 33.4% for the corresponding period of the prior fiscal year. The increase in tax rate was primarily due to a reduction in tax rate benefits associated with municipal bond interest and to increases in state tax rates.

Net Income

Net income was $7.7 million, or $0.46 per common share on a fully diluted basis for the three months ended November 30, 2008, compared to $6.2 million, or $0.36 per common share on a fully diluted basis for the three months ended November 30, 2007. The change in foreign currency exchange rates period over period had a negative impact of $0.9 million on net income for the three months ended November 30, 2008. Net income for the three months ended November 30, 2008 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have produced net income of $8.6 million.

Liquidity and Capital Resources

Overview

In light of the recent liquidity issues experienced in the global credit and capital markets, we have further evaluated our financial position and identified steps we will take to maintain our strong financial health. We believe we are well positioned to weather the uncertainty in the global credit and capital markets due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We are managing all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and seeking new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, obtained in September 2008, which is currently undrawn. At November 30, 2008, we had a total of $26.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at November 30, 2008, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $32.1 million as of November 30, 2008. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended November 30, 2008 was $2.9 million. This amount consisted of $7.7 million from net income with an additional $2.3 million of adjustments for non-cash items, including depreciation and amortization, net gains on sales and disposals of property and equipment, deferred income tax expense, excess tax benefits from exercises of stock options, equity losses from VML and stock-based compensation, partially offset by $7.0 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended November 30, 2008 was $1.1 million primarily due to capital expenditures during the period. For fiscal year 2009, we expect to spend approximately $4.4 million for new capital assets, largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities was $14.2 million for the three months ended November 30, 2008, which included the effects of the following transactions:

•	In October 2008, we paid our annual principal payment of $10.7 million on our term loan;

•	In October 2008, we paid dividends of $4.1 million; and

•	During the three months ended November 30, 2008, we received cash proceeds of $0.6 million from the issuance of common stock upon the exercises of stock options.

Working Capital

At November 30, 2008, working capital decreased to $53.1 million, down $11.8 million from $64.9 million at August 31, 2008. The current ratio was 2.0 at November 30, 2008, down from 2.2 at August 31, 2008.

Current assets decreased by $14.7 million to $104.8 million at November 30, 2008, down from $119.5 million at August 31, 2008. Accounts receivable decreased to $46.4 million, down $2.9 million from $49.3 million at August 31, 2008, as a result of the timing of sales. Inventory increased to $20.3 million, up $2.1 million from $18.3 million at August 31, 2008 primarily due to an increase in raw materials and components to support new sourcing initiatives and the build up of inventory in Europe ahead of anticipated future cost increases.

Current liabilities were $51.6 million at November 30, 2008, down from $54.6 million at August 31, 2008. Accounts payable and accrued liabilities decreased by $4.3 million due to the timing of payments. Accrued payroll and related expenses were down $1.2 million primarily due to payment of the fiscal year 2008 bonuses in October 2008. Income taxes payable increased $2.6 million due to the timing of payments for income taxes.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

Dividends

On December 9, 2008, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 30, 2009 to shareholders of record on January 8, 2009. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109, effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. As of November 30, 2008 and August 31, 2008, the total amount of unrecognized tax benefits totaled $1.7 million, of which $1.0 million and $1.1 million, respectively, would affect the effective tax rate if recognized. As of November 30, 2008 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. There was no material interest or penalties included in income tax expense for the three months ended November 30, 2008.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We currently do not have any years under examination by the U.S. Internal Revenue Service and are not subject to examination for years prior to fiscal year 2005. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2004 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. We have estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the remainder of the current fiscal year. Audit outcomes and the timing of settlements are subject to significant uncertainty.

During the three months ended November 30, 2008, we recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year, offset by recognized tax benefits of $0.1 million due to expiring statutes.

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

Our critical accounting policies are discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2008.

Recently Adopted Accounting Pronouncements

Effective September 1, 2008, we adopted the required portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on our consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for our fiscal year beginning on September 1, 2009. We are currently evaluating the impact of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, on our consolidated financial position and results of operations.

Also effective September 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value. We have not elected the fair value option for any items; therefore, the adoption of SFAS No. 159 did not have an impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued Staff Position (“FSP”) FAS 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), and FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. We are currently assessing the effect of FAS 140-4 and FIN 46(R)-8 on our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FAS 133 (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Therefore, we will be required to adopt SFAS No. 161 for the interim period beginning December 1, 2008. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial position and results of operations.

Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML serves as one of the Company’s contract manufacturers for certain homecare and cleaning products and acts as a warehouse distributor for other products of the Company. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. As a result, we transitioned our sourcing to alternative suppliers to significantly reduce our reliance on VML as a manufacturer.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $243,000 for the three months ended November 30, 2008 and equity earnings of $41,000 for the three months ended November 30, 2007.

The Company’s maximum exposure to loss as a result of its involvement with VML was $0.2 million as of November 30, 2008. This amount represents the balance of the Company’s equity investment in VML, which is presented as investment in related party in the Company’s condensed consolidated balance sheets. The Company’s investment in VML as of August 31, 2008 was $0.4 million.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.3 million and $6.7 million during the three months ended November 30, 2008 and 2007, respectively. The Company had product payables to VML of $0.2 million and $0.5 million at November 30, 2008 and August 31, 2008, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. Rental income from VML was $32,000 and $48,000 for the three months ended November 30, 2008 and 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended August 31, 2008 for further discussion of our exposure to market risks.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2008, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

During the three months ended November 30, 2008, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended August 31, 2008 filed with the SEC on October 23, 2008.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Item 6.	Exhibits

Exhibit No.	Description
3(a)	The Certificate of Incorporation is incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	The Bylaws of WD-40 Company

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant
Date: January 9, 2009	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)