Form 10-Q
period 2009-02-28
WD 40 CO
filed 2009-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 31, 2009 was 16,501,046.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2009

Part I — Financial Information

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	February 28, 2009	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$28,494	$41,983
Trade accounts receivable, less allowance for doubtful accounts of $609 and $486 at February 28, 2009 and August 31, 2008, respectively	42,067	49,271
Product held at contract packagers	3,960	2,453
Inventories	18,542	18,280
Current deferred tax assets, net	4,006	4,045
Other current assets	4,118	3,453

Total current assets	101,187	119,485

Property, plant and equipment, net	11,177	11,309
Goodwill	94,910	95,909
Other intangible assets, net	35,807	39,992
Other assets	3,399	3,543
Investment in related party	—	435

Total assets	$246,480	$270,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,915	$22,985
Accounts payable to related party	285	547
Accrued liabilities	14,380	13,143
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	3,687	6,084
Income taxes payable	1,893	1,090

Total current liabilities	45,874	54,563

Long-term debt	21,429	32,143
Long-term deferred tax liabilities, net	17,686	16,876
Deferred employee benefits and other long-term liabilities	3,008	3,099

Total liabilities	87,997	106,681

Shareholders’ equity:
Common stock - authorized 36,000,000 shares, $0.001 par value; 18,064,544 and 18,041,715 shares issued at February 28, 2009 and August 31, 2008, respectively; and 16,501,046 and 16,478,217 shares outstanding at February 28, 2009 and August 31, 2008, respectively	18	18
Additional paid-in capital	84,882	82,647
Retained earnings	132,124	128,627
Accumulated other comprehensive (loss) income	(8,475)	2,766
Common stock held in treasury, at cost - 1,563,498 shares	(50,066)	(50,066)

Total shareholders’ equity	158,483	163,992

Total liabilities and shareholders’ equity	$246,480	$270,673

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2009	2008	2009	2008
Net sales	$61,837	$78,948	$145,434	$158,098
Cost of products sold (including cost of products acquired from related party of $3,460 and $4,496 for the three months ended February 28, 2009 and February 29, 2008, respectively; and $7,720 and $11,177 for the six months ended February 28, 2009 and February 29, 2008, respectively)	31,192	40,808	76,052	82,488

Gross profit	30,645	38,140	69,382	75,610

Operating expenses:
Selling, general and administrative	17,836	20,344	38,953	41,568
Advertising and sales promotion	4,604	4,243	10,017	10,883
Amortization of intangible asset	110	150	239	302
Impairment of indefinite-lived intangible assets	2,760	—	2,760	—

Total operating expenses	25,310	24,737	51,969	52,753

Income from operations	5,335	13,403	17,413	22,857

Other (expense) income:
Interest expense, net of interest income of $91 and $426 for the three months ended February 28, 2009 and February 29, 2008, respectively; and $348 and $956 for the six months ended February 28, 2009 and February 29, 2008, respectively	(510)	(390)	(950)	(796)
Other income, net	480	229	701	541

Income before income taxes	5,305	13,242	17,164	22,602
Provision for income taxes	1,222	4,576	5,396	7,706

Net income	$4,083	$8,666	$11,768	$14,896

Earnings per common share:
Basic	$0.25	$0.52	$0.71	$0.88

Diluted	$0.25	$0.51	$0.71	$0.87

Shares used in per share calculations:
Basic	16,500,749	16,784,469	16,498,200	16,836,803

Diluted	16,649,840	16,971,502	16,661,691	17,032,147

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended February 28 or 29,
	2009	2008
Operating activities:
Net income	$11,768	$14,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,780	1,862
Impairment of indefinite-lived intangible assets	2,760	—
Net gains on sales and disposals of property and equipment	(21)	(2)
Deferred income tax expense (benefit)	1,113	(151)
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(14)	(149)
Equity losses from related party	435	19
Stock-based compensation	1,577	1,391
Changes in assets and liabilities:
Trade accounts receivable	1,544	(5,698)
Product held at contract packagers	(1,507)	(103)
Inventories	(1,324)	(3,727)
Other assets	(1,188)	(446)
Accounts payable and accrued expenses and liabilities	(6,111)	(6,869)
Accounts payable to related party	(262)	(981)
Income taxes payable	1,214	2,690
Deferred employee benefits and other long-term liabilities	(57)	2,056

Net cash provided by operating activities	11,707	4,788

Investing activities:
Capital expenditures	(2,019)	(2,656)
Proceeds from sales of property and equipment	126	108
Purchases of marketable securities	—	(76,175)
Proceeds from sales of marketable securities	—	70,100

Net cash used in investing activities	(1,893)	(8,623)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Proceeds from issuance of common stock	640	2,906
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	14	149
Dividends paid	(8,271)	(8,453)
Treasury stock purchases	—	(17,720)

Net cash used in financing activities	(18,331)	(33,832)

Effect of exchange rate changes on cash and cash equivalents	(4,972)	(17)

Net decrease in cash and cash equivalents	(13,489)	(37,684)

Cash and cash equivalents at beginning of period	41,983	61,078

Cash and cash equivalents at end of period	$28,494	$23,394

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2009	2008	2009	2008
Net income	$4,083	$8,666	$11,768	$14,896

Other comprehensive loss:
Equity adjustment from foreign currency translation, net of tax benefit (provision) of $10 and ($20) for the three months ended February 28, 2009 and February 29, 2008, respectively; and $140 and ($65) for the six months ended February 28, 2009 and February 29, 2008, respectively	(2,991)	(1,419)	(11,241)	(331)

Total comprehensive income	$1,092	$7,247	$527	$14,565

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

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent and 6 percent of the Company’s consolidated net sales during the three months ended February 28, 2009 and February 29, 2008, respectively, and 6 percent and 7 percent of the Company’s consolidated net sales during the six months ended February 28, 2009 and February 29, 2008, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent and 4 percent of the Company’s consolidated net sales for the three months ended February 28, 2009 and February 29, 2008, respectively, and 4 percent and 3 percent for the six months ended February 28, 2009 and February 29, 2008, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Forward Contracts

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

The Company’s objective in managing its exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate changes. Accordingly, the Company’s U.K. subsidiary utilizes foreign currency forward contracts in accordance with SFAS No. 52, Foreign Currency Translation, to limit its exposure on converting cash and accounts receivable balances maintained in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the condensed consolidated statements of operations. Cash flows from settlements of forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Forward contracts in an asset position are included in other current assets, while foreign exchange forward contracts in a liability position are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of the foreign denominated cash and accounts receivable balances. At February 28, 2009, the Company had approximately $9.8 million of foreign currency forward contracts outstanding with a net unrealized gain of $0.1 million. These foreign currency forward contracts mature from March 2009 through June 2009. For the three and six months ended February 28, 2009, the Company realized net losses on foreign currency forward contracts of $0.5 million and $0.7 million, respectively. For the three and six months ended February 29, 2008, the Company realized net losses on foreign currency forward contracts of $0.2 million and $0.5 million, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Pronouncements

Effective September 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on the Company’s consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was delayed by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for the Company’s fiscal year beginning on September 1, 2009. The Company is currently evaluating the impact of the delayed portions of SFAS No. 157 on its consolidated financial position and results of operations. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 4.

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

During the quarter ended February 28, 2009, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. Based on the results of this test, the Company determined that its indefinite-lived intangible asset related to its Carpet Fresh brand of homecare and cleaning products was impaired by $2.8 million. The impairment charge was recorded in the Company’s condensed consolidated statements of operations for the three and six months ended February 28, 2009. The impairment was due to an increase in cost of goods and a decline in future forecasted sales levels of the Carpet Fresh brand, both of which occurred during the quarter ended February 28, 2009. The decline in future forecasted sales levels resulted from the Company’s strategic decision to redirect its research and development efforts towards its global brands, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning products, they did not result in an impairment to any of such other indefinite-lived intangible assets for the quarter ended February 28, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of February 28, 2009, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of the Company’s other homecare and cleaning brands exceed their carrying values. However, a future impairment could result if there is a change to any of the assumptions used in the Company’s impairment test, including the following: forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. The Company will continue to closely monitor events and circumstances that could further impair its indefinite-lived intangible assets.

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the six months ended February 28, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$85,637	$9,059	$1,213	$95,909
Translation adjustments	(142)	(854)	(3)	(999)

Balance as of February 28, 2009	$85,495	$8,205	$1,210	$94,910

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the six months ended February 28, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$34,360	$3,693	$—	$38,053
Impairment charge	(2,760)	—	—	(2,760)
Translation adjustments	—	(795)	—	(795)

Balance as of February 28, 2009	$31,600	$2,898	$—	$34,498

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related accumulated amortization as of February 28, 2009 and August 31, 2008 (in thousands):

	February 28, 2009	August 31, 2008
Gross carrying amount	$3,397	$4,329
Accumulated amortization	(2,088)	(2,390)

Net carrying amount	$1,309	$1,939

Changes in the carrying amount of the definite-lived intangible asset for the six months ended February 28, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$—	$1,939	$—	$1,939
Amortization expense	—	(239)	—	(239)
Translation adjustments	—	(391)	—	(391)

Balance as of February 28, 2009	$—	$1,309	$—	$1,309

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Remainder of fiscal year 2009	$212
Fiscal year 2010	425
Fiscal year 2011	425
Fiscal year 2012	247

$1,309

Note 4. Fair Value Measurements

Effective September 1, 2008, the Company adopted the required portions of SFAS No. 157 for financial assets and liabilities. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements into the following three categories based on the types of inputs used in measuring fair value:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

The following table sets forth the Company’s financial assets that were measured at fair value as of February 28, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$—	$5,439	$—

Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets as of February 28, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Supplementary Balance Sheet Information (in thousands):

	February 28, 2009	August 31, 2008
Inventories:
Raw materials and components	$3,004	$3,766
Work-in-process	1,162	1,174
Finished goods	14,376	13,340

	$18,542	$18,280

Other current assets:
Prepaid expenses and other	$2,924	$3,453
Federal income taxes receivable	1,194	—

	$4,118	$3,453

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,213	$11,507
Buildings and improvements	4,232	4,540
Computer and office equipment	2,802	3,132
Software	3,772	3,769
Furniture and fixtures	874	899
Land	527	574

	24,420	24,421
Less: accumulated depreciation and amortization	(13,243)	(13,112)

	$11,177	$11,309

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,792	$8,232
Other	5,588	4,911

	$14,380	$13,143

Accrued payroll and related expenses:
Accrued payroll	$1,694	$1,519
Accrued bonuses	793	1,988
Accrued profit sharing	388	1,408
Accrued payroll taxes	607	930
Other	205	239

	$3,687	$6,084

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$817	$878
Other income taxes payable	2,077	2,077
Other	114	144

	$3,008	$3,099

Note 6. Earnings per Common Share

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted earnings per common share (“EPS”) for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended February 28 or 29,		Six Months Ended February 28 or 29,
	2009	2008	2009	2008
Weighted-average common shares outstanding, basic	16,500,749	16,784,469	16,498,200	16,836,803
Weighted-average dilutive securities	149,091	187,033	163,491	195,344

Weighted-average common shares outstanding, diluted	16,649,840	16,971,502	16,661,691	17,032,147

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended February 28, 2009 and February 29, 2008, there were 1,243,656 and 588,765 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the six months ended February 28, 2009 and February 29, 2008, there were 937,723 and 294,383 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Additionally, for the six months ended February 29, 2008, there were 214,169 weighted-average stock options outstanding that were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive as a result of the assumed proceeds from (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the three and six months ended February 28, 2009 and the three months ended February 29, 2008, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 7. Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML currently serves as one of the Company’s contract manufacturers for certain homecare and cleaning products. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. As a result, the Company transitioned its sourcing to alternative suppliers to significantly reduce its reliance on VML as a manufacturer.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $192,000 and $60,000 for the three months ended February 28, 2009 and February 29, 2008, respectively, and $435,000 and $19,000 for the six months ended February 28, 2009 and February 29, 2008, respectively. The Company’s investment in VML has been written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.5 million and $4.5 million during the three months ended February 28, 2009 and February 29, 2008, respectively, and $7.7 million and $11.2 million for the six months ended February 28, 2009 and February 29, 2008, respectively. The Company had product payables to VML of $0.3 million and $0.5 million as of February 28, 2009 and August 31, 2008, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2009, such commitments totaled approximately $1.9 million.

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

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and that the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial condition or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2009.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2009.

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

As of February 28, 2009 and August 31, 2008, the total amount of unrecognized tax benefits was $1.7 million, of which $1.1 million would affect the effective tax rate if recognized. As of February 28, 2009 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three and six months ended February 28, 2009.

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

During the six months ended February 28, 2009, the Company recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year, offset by recognized tax benefits of $0.1 million due to expiring statutes.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reportable segments and net sales by product line as of and for the three and six months ended February 28, 2009 and February 29, 2008 (in thousands):

As of and for the Three Months Ended February 28 or 29:
	Americas	Europe	Asia-Pacific	Total
2009
Net sales	$37,241	$19,546	$5,050	$61,837
Income from operations (1)	$1,021	$3,829	$485	$5,335
Depreciation and amortization expense	$563	$273	$35	$871
Interest income	$23	$59	$8	$90
Interest expense	$599	$—	$1	$600
Total assets	$179,350	$59,682	$7,448	$246,480
2008
Net sales	$41,887	$29,757	$7,304	$78,948
Income from operations (1)	$4,682	$7,407	$1,314	$13,403
Depreciation and amortization expense	$512	$374	$45	$931
Interest income	$225	$191	$10	$426
Interest expense	$811	$—	$5	$816
Total assets	$183,939	$68,977	$9,141	$262,057

(1)	For the three months ended February 28, 2009 and February 29, 2008, income from operations for the Americas segment included costs from headquarters of $4.3 million and $4.5 million, respectively.

As of and for the Six Months Ended February 28 or 29:
	Americas	Europe	Asia-Pacific	Total
2009
Net sales	$82,762	$49,680	$12,992	$145,434
Income from operations (2)	$5,525	$10,197	$1,691	$17,413
Depreciation and amortization expense	$1,130	$581	$69	$1,780
Interest income	$63	$263	$22	$348
Interest expense	$1,294	$—	$4	$1,298
Total assets	$179,350	$59,682	$7,448	$246,480
2008
Net sales	$85,442	$58,153	$14,503	$158,098
Income from operations (2)	$8,420	$11,942	$2,495	$22,857
Depreciation and amortization expense	$1,038	$736	$88	$1,862
Interest income	$550	$387	$19	$956
Interest expense	$1,743	$—	$9	$1,752
Total assets	$183,939	$68,977	$9,141	$262,057

(2)	For the six months ended February 28, 2009 and February 29, 2008, income from operations for the Americas segment included costs from headquarters of $8.9 million and $8.3 million, respectively.

Net Sales by Product Line:
	Three Months Ended February 28 or 29,
	2009	2008
Multi-purpose maintenance products	$47,084	$59,306
Homecare and cleaning products	14,753	19,642

	$61,837	$78,948

Net Sales by Product Line:
	Six Months Ended February 28 or 29,
	2009	2008
Multi-purpose maintenance products	$112,959	$116,623
Homecare and cleaning products	32,475	41,475

	$145,434	$158,098

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11. Subsequent Event

On March 24, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2009 to shareholders of record on April 16, 2009.

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

Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

We plan to continue to leverage and build the brand fortress of our Company by developing and acquiring brands that deliver a unique, high value to end users and that can be distributed across multiple trade channels in one or more areas of the world.

Highlights

•

Consolidated net sales decreased 22% for the second quarter of the current fiscal year compared to the corresponding period of the prior fiscal year due to decreases in Europe, Asia-Pacific and the Americas of 34%, 31% and 11%, respectively. On a year-to-date basis, consolidated net sales decreased 8% compared to the corresponding period of the prior fiscal year due to decreases in Europe, Asia-Pacific and the Americas of 15%, 10% and 3%, respectively.

•	Net income decreased 53% and 21% for the three and six months ended February 28, 2009, respectively, compared to the corresponding periods of the prior fiscal year.

•

Changes in foreign currency exchange rates for the second quarter of the current fiscal year compared to the corresponding period of the prior fiscal year had an unfavorable impact on our net sales and net income. The current fiscal year second quarter results translated at last fiscal year’s second quarter exchange rates would have produced net sales of $70.3 million and net income of $5.7 million. Thus, excluding the impact of the change in foreign currency exchange rates quarter over quarter, net sales and net income would have decreased by 11% and 34%, respectively. The current fiscal year-to-date results translated at last fiscal year’s exchange rates would have produced net sales of $159.4 million and net income of $14.2 million. Thus, excluding the impact of the change in foreign currency exchange rates period over period, net sales would have increased 1%, while net income would have decreased 5%.

•

Sales of multi-purpose maintenance products decreased 21% for the current fiscal year second quarter compared to the prior fiscal year second quarter due to declines in Europe, Asia-Pacific and the Americas of 34%, 32% and 4%, respectively. On a year-to-date basis, sales of multi-purpose maintenance products decreased 3% compared to the corresponding period of the prior fiscal year due to declines in Europe and Asia-Pacific of 15% and 10%, respectively, partially offset by an increase in the Americas of 10%. The year-to-date sales decline in the Europe segment was due solely to the impact of the changes in foreign currency exchange rates. In local currency, the Europe segment experienced an increase of 6% in sales of multi-purpose maintenance products.

•

The categories in which our homecare and cleaning products are sold are very competitive by nature. Sales of our homecare and cleaning products decreased 25% for the current fiscal year second quarter compared to the corresponding period of the prior fiscal year as a result of sales decreases in Europe, Asia-Pacific and the Americas of 36%, 25% and 23%, respectively. On a year-to-date basis, sales of homecare and cleaning products decreased 22% compared to the corresponding period of the prior fiscal year due to declines in the Americas, Europe and Asia-Pacific of 24%, 14% and 13%, respectively. The year-to-date sales decline in the Europe segment was due solely to the impact of the changes in foreign currency exchange rates. In local currency, the Europe segment experienced an increase of 8% in sales of homecare and cleaning products.

•

During the second quarter of fiscal year 2009, the Company recorded an impairment charge of $2.8 million related to its Carpet Fresh indefinite-lived intangible asset. The impairment was due to an increase in cost of goods and a decline in future forecasted sales levels of the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009. The decline in future forecasted sales levels resulted from our strategic decision to redirect our research and development efforts towards our global brands, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. We are taking measures to reduce the influence of the volatile grocery trade channel on the sales of our homecare and cleaning products.

•

A significant challenge for us continues to be the rising costs of components and raw materials. In recent years, we have incurred continuous cost increases. To combat the rise in costs, we have implemented price increases on certain products during each of the last three fiscal years, and we have implemented further price increases worldwide during fiscal year 2009. As a result, our gross margin as a percentage of net sales increased to 49.6% from 48.3% for the second quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year.

Results of Operations

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages and per share amounts):

	Three Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$47,084	$59,306	$(12,222)	(21)%
Homecare and cleaning products	14,753	19,642	(4,889)	(25)%

Total net sales	61,837	78,948	(17,111)	(22)%
Cost of products sold	31,192	40,808	(9,616)	(24)%

Gross profit	30,645	38,140	(7,495)	(20)%
Operating expenses	25,310	24,737	573	2%

Income from operations	$5,335	$13,403	$(8,068)	(60)%

Net income	$4,083	$8,666	$(4,583)	(53)%

Earnings per common share – diluted	$0.25	$0.51	$(0.26)	(52)%

Net Sales by Segment

The following table summarizes net sales by segment for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Three Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Americas	$37,241	$41,887	$(4,646)	(11)%
Europe	19,546	29,757	(10,211)	(34)%
Asia-Pacific	5,050	7,304	(2,254)	(31)%

	$61,837	$78,948	$(17,111)	(22)%

Americas

The following table summarizes net sales by product line for the Americas segment for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Three Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$25,368	$26,550	$(1,182)	(4)%
Homecare and cleaning products	11,873	15,337	(3,464)	(23)%

	$37,241	$41,887	$(4,646)	(11)%

% of consolidated net sales	60%	53%

Sales in the Americas decreased to $37.2 million, down $4.6 million, or 11%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $38.0 million in the Americas segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have decreased by approximately $3.9 million, or 9%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas for the three months ended February 28, 2009 decreased 4% compared to the corresponding period in the prior fiscal year primarily due to sales decreases in Canada of 29% and the U.S. of 1%. The decrease in sales in Canada was primarily due to the changes in foreign currency exchange rates and the timing of promotional activities. Sales of multi-purpose maintenance products in the U.S. declined as customers continued to reduce inventory levels in response to the slowing economy, partially offset by price increases that were implemented during the current fiscal year first quarter.

Sales of homecare and cleaning products in the Americas decreased 23% for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of automatic toilet bowl cleaners and Carpet Fresh which were down 27% and 47%, respectively, compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, declining product categories or shifts within these categories, the effect of competitive factors and challenges due to the ongoing economic slowdown.

Our homecare and cleaning products compete in a highly competitive market and continue to face diminishing product categories or shifts within these categories. Additionally, as a result of the current economic slowdown, our sales are subject to changes in customer purchasing patterns. Such changes may result from changes in the manner in which customers purchase and manage inventory levels and/or display and promote our products within their stores. We are addressing these challenges through our focus on increased consumer-targeted marketing tactics and new distribution channels, as well as the continued renovation of certain of our homecare and cleaning product lines. We have made a strategic decision to redirect our research and development efforts related to our homecare and cleaning products to reduce our dependence on the volatile grocery trade channel.

For the Americas segment, 82% of sales came from the U.S., and 18% came from Canada and Latin America for the three months ended February 28, 2009, compared to the distribution for the three months ended February 29, 2008, when 81% of sales came from the U.S. and 19% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Three Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$17,601	$26,706	$(9,105)	(34)%
Homecare and cleaning products	1,945	3,051	(1,106)	(36)%

	$19,546	$29,757	$(10,211)	(34)%

% of consolidated net sales	32%	38%

Sales in Europe decreased to $19.5 million, down $10.2 million, or 34%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year negatively impacted sales. Sales for the three months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $26.6 million in the Europe segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have decreased by approximately $3.2 million, or 11%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 27% for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year and accounted for 77% of the region’s sales, up from 69% in the corresponding period in the prior fiscal year. Percentage decreases in sales in U.S. dollars across the Europe segment were as follows: U.K., 39%; Spain, 36%; German sales region, 19%; Italy 15%; and France, 4%.

While most of the countries throughout the Europe segment experienced sales declines as customers reduced inventory levels in response to the economic slowdown, France experienced sales growth of 13% in local currency. The sales growth in France was driven by the continued growth of the WD-40 Smart Straw and the 3-IN-ONE Pro product line. However, the negative impact of changes in foreign currency exchange rates period over period more than offset this sales growth in local currency.

In the countries in which we sell through local distributors, sales decreased 52% for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due primarily to the timing of promotional activities as well as customers reducing inventory levels across all trade channels. The distributor market accounted for approximately 23% of the total Europe segment sales for the three months ended February 28, 2009, compared to 31% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Three Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$4,115	$6,050	$(1,935)	(32)%
Homecare and cleaning products	935	1,254	(319)	(25)%

	$5,050	$7,304	$(2,254)	(31)%

% of consolidated net sales	8%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $5.1 million, down $2.3 million, or 31%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period in the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $5.7 million in the Asia-Pacific segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have decreased by approximately $1.6 million, or 22%, for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

Sales in Asia decreased 35% for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year, primarily due to decreased sales of WD-40 products across the entire region, including China, Indonesia, Malaysia, Singapore and Taiwan. Sales in China decreased 22%, while sales across the rest of the Asian region decreased 40%. The decreases throughout the entire Asia segment were primarily due to the slow economic environment. We began to experience a slowdown in certain markets in this region during the first quarter of fiscal year 2009. We expect the overall economic uncertainty across the region to negatively impact sales for the remainder of fiscal year 2009.

Sales in Australia decreased 24% for the three months ended February 28, 2009 compared to the corresponding period in the prior fiscal year due to the impact of foreign currency exchange rates which negatively affected sales for the three months ended February 28, 2009. Excluding the impact of the change in foreign currency exchange rates period over period, sales remained flat versus the same period last year.

Gross Profit

Gross profit was $30.6 million, or 49.6% of net sales, for the three months ended February 28, 2009 compared to $38.1 million, or 48.3% of net sales, in the corresponding period of the prior fiscal year. The increase in gross profit as a percentage of net sales was due primarily to price increases implemented worldwide during the first quarter of fiscal year 2009, partially offset by the continued increase in costs of products, losses associated with VML Company L.L.C. (“VML”), a related party contract manufacturer, and costs from product conversions and sourcing changes. The aforementioned price increases added approximately 5.4 percentage points to our gross margin percentage for the second quarter of fiscal year 2009.

The rise in costs of products has been primarily due to the increase in costs for components and raw materials, including petroleum-based materials and aerosol cans, during fiscal year 2009 compared to the corresponding period of the prior fiscal year. The higher costs for petroleum-based materials and aerosol cans negatively impacted our gross margin by 1.6 percentage points in the current fiscal year second quarter. Although the cost of oil declined during the second half of calendar year 2008, we will not begin to experience the full benefit from lower costs of petroleum-based products until the third quarter of fiscal year 2009. In addition, we began to experience a significant increase in the cost of aerosol cans at the end of the second quarter of fiscal year 2009 primarily due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market. While the cost of steel on the spot market has experienced recent declines, the cost of aerosol cans has not benefited from this recent trend. The increase in the cost of aerosol cans is expected to offset any benefit from the decline in the cost of petroleum-based products.

Losses associated with VML also partially offset the benefit of price increases and negatively impacted gross profit by 0.2 percentage points during the second quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year. We have a 30%

equity investment in VML which is accounted for using the equity method of accounting, and our equity in earnings or losses of VML is recorded as a component of cost of products sold. During the three months ended February 28, 2009, we incurred additional cost of products sold of approximately $0.2 million related to our investment in VML. These losses were the result of manufacturing inefficiencies at VML related to their acquisition of a significant new customer during fiscal year 2008. In response to these inefficiencies, we obtained alternative manufacturers, who are expected to help improve the cost structure for some of our products. Our investment in VML has been written off in full as of February 28, 2009.

In addition to rising costs and losses associated with VML, the remaining costs associated with product conversions and sourcing changes in the U.S. during last fiscal year’s fourth quarter also negatively impacted gross profit by 0.4 percentage points during the current fiscal year second quarter compared to the corresponding period of the prior fiscal year. Product conversions related to Spot Shot and automatic toilet bowl cleaners resulted in obsolete packaging and other components as well as finished goods that were expensed in cost of products sold. We expect the additional sales and margin opportunities arising from the conversions and sourcing changes to far outweigh the short-term costs of the conversions.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the second quarter of fiscal year 2009, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by 0.8 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during the second quarter of fiscal year 2009 was subject to promotional allowances due to the overall increase in promotional activity in response to the slowing economy.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the second quarter of fiscal year 2009 decreased to $17.8 million, or 28.8% of net sales, from $20.3 million, or 25.8% of net sales, for the corresponding period of the prior fiscal year. The decrease in SG&A was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $2.3 million for the three months ended February 28, 2009. SG&A expenses for the second quarter of fiscal year 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced total SG&A expenses of $20.1 million. Freight costs decreased $0.4 million primarily due to improved shipping efficiencies and reduced fuel costs. Sales commissions decreased $0.2 million primarily due to the decline in sales. Partially offsetting these decreases were increases in employee-related costs and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.2 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Other miscellaneous expenses, including stock-based compensation, professional services costs and bad debt expense, increased by $0.2 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the three months ended February 28, 2009 and February 29, 2008 were $1.1 million and $1.0 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $4.6 million, or 7.4% of net sales, for the second quarter of fiscal year 2009, up from $4.2 million, or 5.4% of net sales, for the corresponding period of the prior fiscal year. The increase was related to the timing of investment in advertising activities, partially offset by the favorable impact of changes in foreign currency exchange rates. In the current fiscal year second quarter, we increased our level of consumer print advertising in the U.S. to promote the Spot Shot brand of homecare and cleaning products. Investment in global advertising and sales promotion expenses for fiscal year 2009 is expected to be in the range of 6.5% to 8.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the three months ended February 28, 2009, total promotional costs recorded as a reduction to sales were $3.5 million compared to $3.9 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities remained flat at $8.1 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

Amortization of Intangible Asset Expense

Amortization of our definite-lived intangible asset was $110,000 and $150,000 for the three months ended February 28, 2009 and February 29, 2008, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in pounds sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets

During the second quarter of the current fiscal year, we performed our annual impairment test in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we recorded an impairment charge of $2.8 million during the second quarter of fiscal year 2009 to reduce the carrying value of our Carpet Fresh indefinite-lived intangible asset to its estimated fair value. The impairment was due to an increase in cost of goods and a decline in future forecasted sales levels of the Carpet Fresh brand, both of which occurred during the three months ended February 28, 2009. The decline in future forecasted sales levels resulted from our strategic decision to redirect our research and development efforts towards our global brands, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning products, they did not result in an impairment to any of such other indefinite-lived intangible assets for the three months ended February 28, 2009.

As of February 28, 2009, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of our other homecare and cleaning brands exceed their carrying values. However, a future impairment could result if there is a change to any of the assumptions used in our impairment test, including the following: forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. We will continue to closely monitor events and circumstances that could further impair our indefinite-lived intangible assets.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the three months ended February 28, 2009 and February 29, 2008 (in thousands):

	Three Months Ended February 28 or 29,
	2009	2008	Change
Interest expense, net	$510	$390	$120
Other income, net	$480	$229	$251
Provision for income taxes	$1,222	$4,576	$(3,354)

Interest Expense, Net

Interest expense, net increased for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2008, this decrease was more than offset by a larger decrease in interest income as a result of lower interest rates during the second quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net increased $0.3 million for the three months ended February 28, 2009 compared to the corresponding period of the prior fiscal year primarily due to increased foreign currency exchange gains in Europe.

Provision for Income Taxes

The provision for income taxes was 23.0% of income before income taxes for the three months ended February 28, 2009, a decrease from 34.6% for the corresponding period of the prior fiscal year. The decrease in tax rate was primarily due to an enacted California tax law change. As a result, we revalued our deferred tax assets and liabilities that are expected to reverse after the effective date of this law change. This resulted in a tax benefit for the three months ended February 28, 2009 of approximately $0.5 million.

Net Income

Net income was $4.1 million, or $0.25 per common share on a fully diluted basis for the three months ended February 28, 2009, compared to $8.7 million, or $0.51 per common share on a fully diluted basis for the three months ended February 29, 2008. The change in foreign currency exchange rates period over period had a negative impact of $1.6 million on net income for the three months ended February 28, 2009. Net income for the three months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced net income of $5.7 million.

Six Months Ended February 28, 2009 Compared to Six Months Ended February 29, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the six months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages and per share amounts):

	Six Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$112,959	$116,623	$(3,664)	(3)%
Homecare and cleaning products	32,475	41,475	(9,000)	(22)%

Total net sales	145,434	158,098	(12,664)	(8)%
Cost of products sold	76,052	82,488	(6,436)	(8)%

Gross profit	69,382	75,610	(6,228)	(8)%
Operating expenses	51,969	52,753	(784)	(1)%

Income from operations	$17,413	$22,857	$(5,444)	(24)%

Net income	$11,768	$14,896	$(3,128)	(21)%

Earnings per common share – diluted	$0.71	$0.87	$(0.16)	(19)%

Net Sales by Segment

The following table summarizes net sales by segment for the six months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Six Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Americas	$82,762	$85,442	$(2,680)	(3)%
Europe	49,680	58,153	(8,473)	(15)%
Asia-Pacific	12,992	14,503	(1,511)	(10)%

	$145,434	$158,098	$(12,664)	(8)%

Americas

The following table summarizes net sales by product line for the Americas segment for the six months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Six Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$57,059	$51,814	$5,245	10%
Homecare and cleaning products	25,703	33,628	(7,925)	(24)%

	$82,762	$85,442	$(2,680)	(3)%

% of consolidated net sales	57%	54%

Sales in the Americas decreased to $82.8 million, down $2.7 million, or 3%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $83.8 million in the Americas segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have decreased by $1.6 million, or 2%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas for the six months ended February 28, 2009 increased $5.2 million, or

10%, compared to the corresponding period in the prior fiscal year primarily due to sales growth in the U.S. of 14%. Sales of multi-purpose maintenance products in the U.S. increased due to price increases and promotional activities during the first quarter of fiscal year 2009; however, such growth was partially offset by sales decreases during the second quarter of fiscal year 2009 as customers continued to reduce inventory levels in response to the slowing economy.

Sales of homecare and cleaning products in the Americas decreased $7.9 million, or 24%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of automatic toilet bowl cleaners and Carpet Fresh which were down 28% and 34%, respectively, compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, declining categories or shifts within these categories, the effect of competitive factors and challenges due to the ongoing economic slowdown.

Our homecare and cleaning products compete in a highly competitive market and continue to face diminishing product categories or shifts within these categories. Additionally, as a result of the current economic slowdown, our sales are subject to changes in customer purchasing patterns. Such changes may result from changes in the manner in which customers purchase and manage inventory levels and/or display and promote our products within their stores. We are addressing these challenges through our focus on increased consumer-targeted marketing tactics and new distribution channels, as well as the continued renovation of certain of our homecare and cleaning product lines. We have made a strategic decision to redirect our research and development efforts related to our homecare and cleaning products to reduce our dependence on the volatile grocery trade channel.

For the Americas segment, 81% of sales came from the U.S., and 19% came from Canada and Latin America for each of the six months ended February 28, 2009 and February 29, 2008.

Europe

The following table summarizes net sales by product line for the Europe segment for the six months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Six Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$45,027	$52,751	$(7,724)	(15)%
Homecare and cleaning products	4,653	5,402	(749)	(14)%

	$49,680	$58,153	$(8,473)	(15)%

% of consolidated net sales	34%	37%

Sales in Europe decreased to $49.7 million, down $8.5 million, or 15%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year negatively impacted sales. Sales for the six months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $61.7 million in the Europe segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have increased by approximately $3.5 million, or 6%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 14% for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year and accounted for 66% of the region’s sales, consistent with the corresponding period in the prior fiscal year. We experienced sales growth in U.S. dollars in France of 4%. However, such growth was offset by decreases in sales in U.S. dollars in the Europe segment as follows: Spain, 23%; German sales region, 19%; Italy, 17%; and the U.K., 16%.

While several countries throughout the Europe segment experienced sales declines as customers reduced inventory levels in response to the economic slowdown, France and the U.K. experienced sales growth of 14% and 5%, respectively, in their respective local currencies during the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. The sales growth in the U.K. was due primarily to increased sales of our multi-purpose maintenance products during the first quarter of fiscal year 2009 as a result of promotional activity. However, such growth was partially offset by a decline in sales during the second quarter of fiscal year 2009 as customers reduced inventory levels in response to the economic slowdown. The overall sales growth in the U.K. in local currency was more than offset by the negative impact of changes in foreign currency exchange rates period over period. The sales growth in France was the result of increased promotional activity during the first quarter, the continued growth in sales of the WD-40 brand, including the WD-40 Smart Straw, and increased distribution of the 3-IN-ONE Professional line of products. The increase in sales in France in local currency was substantially offset by the negative impact of changes in foreign currency exchange rates period over period.

In the countries in which we sell through local distributors, sales decreased 15% for the six months ended February 28, 2009 compared to the corresponding period in the prior fiscal year primarily due to the negative impact of the change in foreign currency exchange rates period over period. In local currencies, sales in the distributor markets were essentially flat versus the same period last year. The distributor market accounted for approximately 34% of the total Europe segment sales for each of the six months ended February 28, 2009 and February 29, 2008. In the long term, we expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the six months ended February 28, 2009 and February 29, 2008 (in thousands, except percentages):

	Six Months Ended February 28 or 29,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$10,873	$12,058	$(1,185)	(10)%
Homecare and cleaning products	2,119	2,445	(326)	(13)%

	$12,992	$14,503	$(1,511)	(10)%

% of consolidated net sales	9%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $13.0 million, down $1.5 million, or 10%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $13.9 million in the Asia-Pacific segment. Thus, excluding the impact of the change in foreign currency exchange rates period over period, sales would have decreased by approximately $0.6 million, or 4%, for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year.

Sales in Asia decreased 8% for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due primarily to decreased sales of WD-40 products across the entire region, including Indonesia, Malaysia, Singapore and Taiwan. Sales in China were flat while sales across the rest of the Asian region decreased 12%, due to the slow economic environment throughout the region. Despite overall sales growth in the Asian region during the first quarter of fiscal year 2009, we began experiencing a slowdown in certain markets in this region during early fiscal year 2009 as a result of overall economic uncertainty across the region, which we expect to negatively impact sales for the remainder of the current fiscal year.

Sales in Australia decreased 14% for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due to the unfavorable impact of foreign currency exchange rates. Excluding the impact of the change in foreign currency exchange rates period over period, sales would have increased by approximately 5% for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year due to price increases across all product lines, promotional activities and new distribution across all trade channels.

Gross Profit

Gross profit was $69.4 million, or 47.7% of net sales, for the six months ended February 28, 2009 compared to $75.6 million, or 47.8% of net sales, in the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit remained essentially flat as price increases implemented worldwide during the first quarter of fiscal year 2009 were offset by higher costs of products, losses associated with VML and costs from product conversions and sourcing changes.

To combat the higher costs of products, we have implemented price increases on certain products worldwide which added approximately 4.2 percentage points to our gross margin percentage for the six months ended February 28, 2009.

The rise in costs of products has been primarily due to the increase in costs for components and raw materials, including petroleum-based materials and aerosol cans, during fiscal year 2009 compared to the corresponding period of the prior fiscal year. The higher costs for petroleum-based materials and aerosol cans negatively impacted our gross margin by 3.7 percentage points in the first six months of the current fiscal year. Although the cost of oil declined during the second half of calendar year 2008, we will not begin to experience the full benefit from lower costs of petroleum-based products until the third quarter of fiscal year 2009. In addition, we began to experience a significant increase in the cost of aerosol cans at the end of the second quarter of fiscal year 2009 primarily due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market. While the cost of steel on the spot market has experienced recent declines, the cost of aerosol cans has not benefited from this recent trend. The increase in the cost of aerosol cans is expected to offset any benefit from the decline in the cost of petroleum-based products.

Losses associated with VML also negatively impacted gross profit by 0.3 percentage points for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. We have a 30% equity investment in VML which is accounted for using the equity method of accounting, and our equity in earnings or losses of VML is recorded as a component of cost of products sold. During the six months ended February 28, 2009, we incurred additional cost of products sold of approximately $0.4 million related to our investment in VML. These losses were the result of manufacturing inefficiencies at VML related to their acquisition of a significant new customer during fiscal year 2008. In response to these inefficiencies, we obtained alternative manufacturers, who are expected to help improve the cost structure for some of our products. Our investment in VML has been written off in full as of February 28, 2009.

In addition to rising costs and losses associated with VML, the remaining costs associated with product conversions and sourcing changes in the U.S. during last fiscal year’s fourth quarter also negatively impacted gross profit by 0.3 percentage points during the first half of the current fiscal year compared to the corresponding period of the prior fiscal year. Product conversions related to WD-40, Spot Shot and automatic toilet bowl cleaners resulted in obsolete packaging and other components as well as finished goods that were expensed in cost of products sold. We expect the additional sales and margin opportunities arising from the conversions and sourcing changes to far outweigh the short-term costs of the conversions.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the six months ended February 28, 2009, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross margin by 0.7 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during the six months ended February 28, 2009 was subject to promotional allowances due to the overall increase in promotional activity in response to the slowing economy.

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

Selling, General and Administrative Expenses

SG&A expenses for the six months ended February 28, 2009 decreased to $39.0 million, or 26.8% of net sales, from $41.6 million, or 26.3% of net sales, for the corresponding period of the prior fiscal year. The decrease in SG&A was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $3.6 million for the six months ended February 28, 2009. SG&A expenses for the six months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced total SG&A expenses of $42.6 million. Freight costs decreased $1.2 million primarily due to improved shipping efficiencies and reduced fuel costs. Partially offsetting these decreases were increases in employee-related costs, professional services costs, research and development costs and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $0.8 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Professional services costs increased $0.5 million primarily as a result of increased legal costs. Research and development costs increased $0.5 million due to the timing of new product development activity. Other miscellaneous expenses, including stock-based compensation and bad debt expense, increased by $0.4 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the six months ended February 28, 2009 and February 29, 2008 were $2.3 million and $1.8 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased slightly to $10.0 million, or 6.9% of net sales, for the six months ended February 28, 2009, down from $10.9 million, or 6.9% of net sales, for the corresponding period of the prior fiscal year. The decrease was due to the changes in foreign currency exchange rates period over period. Advertising and sales promotion expenses translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have resulted in advertising and sales promotion expenses of $10.9 million. Investment in global advertising and sales promotion expenses for fiscal year 2009 is expected to be in the range of 6.5% to 8.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the six months ended February 28, 2009, total promotional costs recorded as a reduction to sales were $9.2 million compared to $9.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.2 million for the six months ended February 28, 2009 compared to $19.9 million for the corresponding period of the prior fiscal year.

Amortization of Intangible Asset Expense

Amortization of our definite-lived intangible asset was $239,000 and $302,000 for the six months ended February 28, 2009 and February 29, 2008, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in pounds sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets

During the second quarter of the current fiscal year, we performed our annual impairment test in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. As a result, we recorded an impairment charge of $2.8 million during the second quarter of fiscal year 2009 to reduce the carrying value of our Carpet Fresh indefinite-lived intangible asset to its estimated fair value. The impairment was due to an increase in cost of goods and a decline in future forecasted sales levels of the Carpet Fresh brand, both of which occurred during the three months ended February 28, 2009. The decline in future forecasted sales levels resulted from our strategic decision to redirect our research and development efforts towards our global brands, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning products, they did not result in an impairment to any of such other indefinite-lived intangible assets for the quarter ended February 28, 2009.

As of February 28, 2009, the fair values of the Carpet Fresh and X-14 brands approximate their carrying values, and the fair values of our other homecare and cleaning brands exceed their carrying values. However, a future impairment could result if there is a change to any of the assumptions used in our impairment test, including the following: forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. We will continue to closely monitor events and circumstances that could further impair our indefinite-lived intangible assets.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the six months ended February 28, 2009 and February 29, 2008 (in thousands):

	Six Months Ended February 28 or 29,
	2009	2008	Change
Interest expense, net	$950	$796	$154
Other income, net	$701	$541	$160
Provision for income taxes	$5,396	$7,706	$(2,310)

Interest Expense, Net

Interest expense, net increased for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year. Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2008 and October 2007, this decrease was more than offset by a larger decrease in interest income as a result of lower cash balances and interest rates during the first half of fiscal year 2009 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net increased $0.2 million for the six months ended February 28, 2009 compared to the corresponding period of the prior fiscal year primarily due to increased foreign currency exchange gains in Europe.

Provision for Income Taxes

The provision for income taxes was 31.4% of income before income taxes for the six months ended February 28, 2009 compared to 34.1% for the corresponding period of the prior fiscal year. The decrease in tax rate was primarily due to an enacted California tax law. As a result, we revalued our deferred tax assets and liabilities that are expected to reverse after the effective date of this law change. This resulted in a tax benefit for the six months ended February 28, 2009 of approximately $0.5 million.

Net Income

Net income was $11.8 million, or $0.71 per common share on a fully diluted basis for the six months ended February 28, 2009, compared to $14.9 million, or $0.87 per common share on a fully diluted basis for the six months ended February 29, 2008. The change in foreign currency exchange rates period over period had a negative impact of $2.4 million on net income for the six months ended February 28, 2009. Net income for the six months ended February 28, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced net income of $14.2 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $11.7 million for the six months ended February 28, 2009 compared to $4.8 million for the six months ended February 29, 2008. However, in light of the recent liquidity issues experienced in the global credit and capital markets, we have further evaluated our financial position and identified steps we will take to maintain our strong financial health. We believe we are well positioned to weather the uncertainty in the global credit and capital markets due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We are managing all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and seeking new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, obtained in September 2008, which is currently undrawn. At February 28, 2009, we had a total of $28.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at February 28, 2009, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $32.1 million as of February 28, 2009. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended February 28, 2009 was $11.7 million. This amount consisted of $11.8 million from net income with an additional $7.6 million of adjustments for non-cash items, including depreciation and amortization, impairment of indefinite-lived intangible assets, net gains on sales and disposals of property and equipment, deferred income tax expense, excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares, equity losses from VML and stock-based compensation, partially offset by $7.7 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended February 28, 2009 was $1.9 million primarily due to capital expenditures during the period. For fiscal year 2009, we expect to spend approximately $4.4 million for new capital assets, largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities was $18.3 million for the six months ended February 28, 2009, which included the effects of the following transactions:

•	In October 2008, we paid our annual principal payment of $10.7 million on our term loan;

•	During the six months ended February 28, 2009, we paid dividends of $8.3 million; and

•	During the six months ended February 28, 2009, we received cash proceeds of $0.6 million from the issuance of common stock upon the exercises of stock options.

Working Capital

At February 28, 2009, working capital decreased to $55.3 million, down $9.6 million from $64.9 million at August 31, 2008. The current ratio was 2.2 at February 28, 2009 and August 31, 2008.

Current assets decreased by $18.3 million to $101.2 million at February 28, 2009, down from $119.5 million at August 31, 2008 primarily due to the decrease in cash and cash equivalents and to the $7.2 million decrease in accounts receivable related to the timing of sales.

Current liabilities decreased by $8.7 million to $45.9 million at February 28, 2009, down from $54.6 million at August 31, 2008 primarily due to the $7.1 million decrease in accounts payable and accrued liabilities due to the timing of payments. In addition, accrued payroll and related expenses were down $2.4 million primarily due to payment of the fiscal year 2008 bonuses in October 2008 and a lower profit sharing accrual. At February 28, 2009, the accrued profit sharing balance included two months of accrual compared to eight months of accrual at August 31, 2008, as the Company’s profit sharing plan is based on a calendar year.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2009, such commitments totaled approximately $1.9 million.

Dividends

On March 24, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2009 to shareholders of record on April 16, 2009. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109, effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. As of February 28, 2009 and August 31, 2008, the total amount of unrecognized tax benefits totaled $1.7 million, of which $1.1 million would affect the effective tax rate if recognized. As of February 28, 2009 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the our condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the six months ended February 28, 2009.

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

During the six months ended February 28, 2009, we recorded liabilities related to unrecognized tax benefits of $0.1 million in the current fiscal year, offset by recognized tax benefits of $0.1 million due to expiring statutes.

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

Recently Issued Accounting Pronouncements

Effective September 1, 2008, we adopted the required portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on our consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was delayed by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for our fiscal year beginning on September 1, 2009. We are currently evaluating the impact of the delayed portions of SFAS No. 157 on our consolidated financial position and results of operations. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 4 included in Part I, Item 1 of this report.

Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML currently serves as one of our contract manufacturers for certain homecare and cleaning products. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. As a result, we transitioned our sourcing to alternative suppliers to significantly reduce our reliance on VML as a manufacturer.

We have a put option to sell our interest in VML to the 70% owner, and the 70% owner has a call option to purchase our interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that we are not the primary beneficiary. Our investment in VML is accounted for using the equity method of accounting, and our equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $192,000 and $60,000 for the three months ended February 28, 2009 and February 29, 2008, respectively, and $435,000 and $19,000 for the six months ended February 28, 2009 and February 29, 2008, respectively. Our investment in VML has been written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.5 million and $4.5 million during the three months ended February 28, 2009 and February 29, 2008, respectively, and $7.7 million and $11.2 million for the six months ended February 28, 2009 and February 29, 2008, respectively. We had product payables to VML of $0.3 million and $0.5 million at February 28, 2009 and August 31, 2008, respectively. Additionally, we receive rental income from VML, which is recorded as a component of other income, net in our condensed consolidated statements of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended August 31, 2008 for further discussion of our exposure to market risks.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2009, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

During the quarter ended February 28, 2009, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 1A.	Risk Factors

Other than the addition of the risk factor below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on October 23, 2008.

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, could continue to adversely impact our results of operations.

The Company’s performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our multi-purpose maintenance products and homecare and cleaning products, generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our consolidated results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on December 9, 2008, the following matters were voted upon and approved by the margins indicated.

	Number of Shares
	Voted For	Withheld
1. Election of Directors:
John C. Adams, Jr.	15,674,214	154,216
Giles H. Bateman	15,674,538	153,892
Peter D. Bewley	15,672,694	155,736
Richard A. Collato	15,666,131	162,299
Mario L. Crivello	15,647,396	181,034
Linda A. Lang	15,665,881	162,549
Garry O. Ridge	15,672,185	156,245
Neal E. Schmale	15,610,312	218,118

	Number of Shares
	Voted For	Voted Against	Abstained	Broker Non-Votes
2. Approval of the Amendment to the Bylaws	13,530,008	56,843	33,830	2,207,749
3. Approval of the Performance Incentive Plan	13,052,186	402,556	165,939	2,207,749

	Number of Shares
	Voted For	Voted Against	Abstained
4. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s public accounting firm for fiscal year 2009	15,731,644	62,783	34,003

Item 6.	Exhibits

Exhibit No.	Description
3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2009	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)