Form 10-Q
period 2009-05-31
WD 40 CO
filed 2009-07-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of June 30, 2009 was 16,503,541.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2009

Part I — Financial Information

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	May 31, 2009	August 31, 2008
Assets
Current assets:
Cash and cash equivalents	$36,225	$41,983
Trade accounts receivable, less allowance for doubtful accounts of $849 and $486 at May 31, 2009 and August 31, 2008, respectively	44,003	49,271
Product held at contract packagers	2,095	2,453
Inventories	17,299	18,280
Current deferred tax assets, net	4,026	4,045
Other current assets	3,571	3,453

Total current assets	107,219	119,485

Property, plant and equipment, net	11,358	11,309
Goodwill	95,338	95,909
Other intangible assets, net	36,180	39,992
Other assets	3,873	3,543
Investment in related party	—	435

Total assets	$253,968	$270,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,948	$22,985
Accounts payable to related party	227	547
Accrued liabilities	14,897	13,143
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	4,812	6,084
Income taxes payable	2,409	1,090

Total current liabilities	44,007	54,563

Long-term debt	21,429	32,143
Long-term deferred tax liabilities, net	18,369	16,876
Deferred employee benefits and other long-term liabilities	3,077	3,099

Total liabilities	86,882	106,681

Shareholders’ equity:
Common stock - authorized 36,000,000 shares, $0.001 par value; 18,064,544 and 18,041,715 shares issued at May 31, 2009 and August 31, 2008, respectively; and 16,501,046 and 16,478,217 shares outstanding at May 31, 2009 and August 31, 2008, respectively	18	18
Additional paid-in capital	85,479	82,647
Retained earnings	134,883	128,627
Accumulated other comprehensive (loss) income	(3,228)	2,766
Common stock held in treasury, at cost - 1,563,498 shares	(50,066)	(50,066)

Total shareholders’ equity	167,086	163,992

Total liabilities and shareholders’ equity	$253,968	$270,673

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net sales	$68,816	$82,104	$214,250	$240,202
Cost of products sold (including cost of products acquired from related party of $3,830 and $5,927 for the three months ended May 31, 2009 and 2008, respectively; and $11,550 and $17,104 for the nine months ended May 31, 2009 and 2008, respectively)	33,821	43,921	109,873	126,409

Gross profit	34,995	38,183	104,377	113,793

Operating expenses:
Selling, general and administrative	18,412	21,446	57,365	63,014
Advertising and sales promotion	5,321	4,339	15,338	15,222
Amortization of definite-lived intangible asset	107	147	346	449
Impairment of indefinite-lived intangible asset	—	—	2,760	—

Total operating expenses	23,840	25,932	75,809	78,685

Income from operations	11,155	12,251	28,568	35,108

Other (expense) income:
Interest expense, net of interest income of $29 and $307 for the three months ended May 31, 2009 and 2008, respectively; and $377 and $1,263 for the nine months ended May 31, 2009 and 2008, respectively	(568)	(433)	(1,518)	(1,229)
Other (expense) income, net	(157)	212	544	753

Income before income taxes	10,430	12,030	27,594	34,632
Provision for income taxes	3,533	3,957	8,929	11,663

Net income	$6,897	$8,073	$18,665	$22,969

Earnings per common share:
Basic	$0.42	$0.49	$1.13	$1.38

Diluted	$0.41	$0.49	$1.12	$1.36

Shares used in per share calculations:
Basic	16,501,046	16,430,730	16,499,159	16,700,457

Diluted	16,646,416	16,580,339	16,656,610	16,880,556

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended May 31,
	2009	2008
Operating activities:
Net income	$18,665	$22,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,733	2,799
Impairment of indefinite-lived intangible asset	2,760	—
Net gains on sales and disposals of property and equipment	(48)	(6)
Deferred income tax expense	1,616	417
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(14)	(158)
Equity losses from related party	435	248
Stock-based compensation	2,174	1,887
Provision for bad debts	625	182
Changes in assets and liabilities:
Trade accounts receivable	1,792	(5,129)
Product held at contract packagers	358	(363)
Inventories	548	(4,036)
Other assets	(979)	360
Accounts payable and accrued expenses and liabilities	(9,612)	(4,560)
Accounts payable to related party	(320)	(1,141)
Income taxes payable	1,525	3,219
Deferred employee benefits and other long-term liabilities	(10)	1,724

Net cash provided by operating activities	22,248	18,412

Investing activities:
Capital expenditures	(2,666)	(4,351)
Proceeds from sales of property and equipment	208	142
Purchases of marketable securities	—	(76,175)
Proceeds from sales of marketable securities	—	76,175

Net cash used in investing activities	(2,458)	(4,209)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Proceeds from issuance of common stock	640	3,278
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	14	158
Dividends paid	(12,409)	(12,572)
Treasury stock purchases	—	(17,720)

Net cash used in financing activities	(22,469)	(37,570)

Effect of exchange rate changes on cash and cash equivalents	(3,079)	(164)

Net decrease in cash and cash equivalents	(5,758)	(23,531)

Cash and cash equivalents at beginning of period	41,983	61,078

Cash and cash equivalents at end of period	$36,225	$37,547

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net income	$6,897	$8,073	$18,665	$22,969

Other comprehensive income (loss):
Equity adjustment from foreign currency translation, net of tax (provision) benefit of ($98) and $13 for the three months ended May 31, 2009 and 2008, respectively; and $42 and ($52) for the nine months ended May 31, 2009 and 2008, respectively	5,247	(151)	(5,994)	(482)
Other, net of tax provision of ($53) for the three and nine months ended May 31, 2008	—	89	—	89

Total comprehensive income	$12,144	$8,011	$12,671	$22,576

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent and 6 percent of the Company’s consolidated net sales during the three months ended May 31, 2009 and 2008, respectively, and 7 percent of the Company’s consolidated net sales during each of the nine-month periods ended May 31, 2009 and 2008. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent of the Company’s consolidated net sales for each of the three-month periods ended May 31, 2009 and 2008 and 4 percent and 3 percent for the nine months ended May 31, 2009 and 2008, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Forward Contracts

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, to limit its exposure on converting cash and accounts receivable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position are included in other current assets, while foreign currency forward contracts in a liability position are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of its cash and accounts receivable balances denominated in non-functional currencies. At May 31, 2009, the Company had approximately $6.1 million of foreign currency forward contracts outstanding with a net unrealized gain of $0.1 million. These foreign currency forward contracts mature from June 2009 through September 2009. The Company realized net losses on foreign currency forward contracts of $0.2 million for each of the three-month periods ended May 31, 2009 and 2008. For the nine-month periods ended May 31, 2009 and 2008, the Company realized net losses on foreign currency forward contracts of $0.7 million and $0.9 million, respectively.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). FSP EITF 03-6-1 is effective for the Company’s fiscal year beginning on September 1, 2009, and interim periods within that year. The Company is currently evaluating the impact, if any, the adoption of FSP EITF 03-6-1 will have on its earnings per common share.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for the Company’s fiscal year beginning on September 1, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. Upon adoption of SFAS No. 167, the Company will have reconsidered its previous FIN 46(R) conclusions regarding its investment in VML Company, L.L.C. (“VML”). SFAS No. 167 is effective for the Company’s fiscal year beginning on September 1, 2010. Early adoption is prohibited. The Company is currently evaluating the impact, if any, SFAS No. 167 will have on its consolidated financial position and results of operations.

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

In addition to the annual impairment test, goodwill and indefinite-lived intangible assets are evaluated each reporting period. Goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Indefinite-lived intangible assets are evaluated each reporting period to

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

determine whether events and circumstances continue to support an indefinite useful life and to determine whether any indicators of impairment exist. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, decline in the Company’s stock price for a sustained period, unexpected adverse industry or economic trends, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

During the second quarter of fiscal year 2009, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. Based on the results of this test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2009.

The Company determined that each of the indefinite-lived intangible assets related to its homecare and cleaning products was not impaired as of February 28, 2009, with the exception of the indefinite-lived intangible asset related to its Carpet Fresh brand, which was impaired by $2.8 million. This impairment was due to an increase in cost of goods and a decline in forecasted sales levels of the Carpet Fresh brand, both of which occurred during the quarter ended February 28, 2009. The decline in forecasted sales levels resulted from the Company’s strategic decision to redirect its research and development efforts towards its multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning products, they did not result in impairment to any of such other indefinite-lived intangible assets for the second quarter of fiscal year 2009.

During the third quarter of fiscal year 2009, the Company evaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that sales revenues for the Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands did not meet the Company’s forecasted sales revenues for the quarter ended May 31, 2009, partially due to the adverse economic conditions. As a result, the Company tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

The Company performed a sensitivity analysis on its significant assumptions and estimates and determined that a negative change in its significant assumptions and estimates would have resulted in the following potential impairment charges to the indefinite-lived intangible assets related to its Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

	Potential Impairment Charges
	Carpet Fresh	X-14	2000 Flushes
50 basis point decrease in royalty rate	$0.8	$0.5	$0.9
10% decrease in forecasted sales revenue	$0.4	$0.1	$0.7

Spot Shot	Potential Impairment Charges
75 basis point decrease in royalty rate	$0.5
20% decrease in forecasted sales revenue	$0.9

Larger decreases in the significant assumptions and estimates set forth above could result in further impairment of the indefinite-lived intangible assets related to the Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands. In addition, negative changes in other assumptions and estimates, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in further impairment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company will continue to closely monitor events and circumstances that could result in further impairment of the indefinite-lived intangible assets related to these brands. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by the Company in assessing the appropriate valuation of its indefinite-lived intangible assets, could in the future require the Company to record further impairment charges.

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the nine months ended May 31, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$85,637	$9,059	$1,213	$95,909
Translation adjustments	(79)	(489)	(3)	(571)

Balance as of May 31, 2009	$85,558	$8,570	$1,210	$95,338

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consist of the trade names Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the nine months ended May 31, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$34,360	$3,693	$—	$38,053
Impairment charge	(2,760)	—	—	(2,760)
Translation adjustments	—	(457)	—	(457)

Balance as of May 31, 2009	$31,600	$3,236	$—	$34,836

Definite-lived Intangible Asset

The Company’s definite-lived intangible asset consists of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is included in the Europe segment and is being amortized on a straight-line basis over its estimated eight-year life. The following table summarizes the non-contractual customer relationships intangible asset and the related accumulated amortization as of May 31, 2009 and August 31, 2008 (in thousands):

	May 31, 2009	August 31, 2008
Gross carrying amount	$3,794	$4,329
Accumulated amortization	(2,450)	(2,390)

Net carrying amount	$1,344	$1,939

Changes in the carrying amount of the definite-lived intangible asset for the nine months ended May 31, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$—	$1,939	$—	$1,939
Amortization expense	—	(346)	—	(346)
Translation adjustments	—	(249)	—	(249)

Balance as of May 31, 2009	$—	$1,344	$—	$1,344

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

Remainder of fiscal year 2009	$119
Fiscal year 2010	474
Fiscal year 2011	474
Fiscal year 2012	277

$1,344

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

The following table sets forth the Company’s financial assets that were measured at fair value as of May 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$—	$3,433	$—

Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheet as of May 31, 2009.

Note 5. Supplementary Balance Sheet Information (in thousands):

	May 31, 2009	August 31, 2008
Inventories:
Raw materials and components	$2,977	$3,766
Work-in-process	704	1,174
Finished goods	13,618	13,340

	$17,299	$18,280

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,740	$11,507
Buildings and improvements	4,417	4,540
Software	3,876	3,769
Computer and office equipment	2,914	3,132
Furniture and fixtures	1,067	899
Land	547	574

	25,561	24,421
Less: accumulated depreciation and amortization	(14,203)	(13,112)

	$11,358	$11,309

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	May 31, 2009	August 31, 2008
Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,879	$8,232
Other	6,018	4,911

	$14,897	$13,143

Accrued payroll and related expenses:
Accrued payroll	$1,447	$1,519
Accrued bonuses	1,348	1,988
Accrued profit sharing	994	1,408
Accrued payroll taxes	798	930
Other	225	239

	$4,812	$6,084

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$786	$878
Other income taxes payable	2,152	2,077
Other	139	144

	$3,077	$3,099

Note 6. Earnings per Common Share

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted earnings per common share (“EPS”) for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Weighted-average common shares outstanding, basic	16,501,046	16,430,730	16,499,159	16,700,457
Weighted-average dilutive securities	145,370	149,609	157,451	180,099

Weighted-average common shares outstanding, diluted	16,646,416	16,580,339	16,656,610	16,880,556

For the three months ended May 31, 2009 and 2008, there were 1,243,156 and 638,277 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the nine months ended May 31, 2009 and 2008, there were 1,039,534 and 409,014 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Additionally, for the nine months ended May 31, 2008, there were 142,779 weighted-average stock options outstanding that were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive since the number of shares to be repurchased using the assumed proceeds would be in excess of the number of shares to be issued upon exercise of such stock options. The assumed proceeds are comprised of (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the three and nine months ended May 31, 2009 and the three months ended May 31, 2008, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Related Parties

VML, a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML currently serves as one of the Company’s contract manufacturers for certain homecare and cleaning products. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. In addition, VML filed for Chapter 11 bankruptcy on April 24, 2009. As a result of these developments, the Company transitioned its sourcing to alternative suppliers to significantly reduce its reliance on VML as a manufacturer.

The Company has a put option to sell its interest in VML to the 70% owner, and the 70% owner has a call option to purchase the Company’s interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that the Company is not the primary beneficiary. The Company’s investment in VML is accounted for using the equity method of accounting, and its equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0 and $229,000 for the three months ended May 31, 2009 and 2008, respectively, and $435,000 and $248,000 for the nine months ended May 31, 2009 and, 2008, respectively. The Company’s investment in VML was written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.8 million and $5.9 million for the three months ended May 31, 2009 and 2008, respectively, and $11.6 million and $17.1 million for the nine months ended May 31, 2009 and 2008, respectively. The Company had product payables to VML of $0.2 million and $0.5 million as of May 31, 2009 and August 31, 2008, respectively. Additionally, the Company receives rental income from VML, which is recorded as a component of other income, net in the Company’s condensed consolidated statements of operations.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2009, such commitments totaled approximately $2.0 million.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in its pending appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and that the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of May 31, 2009.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2009.

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

The provision for income taxes was 32.4% of income before income taxes for the nine months ended May 31, 2009 compared to 33.7% for the corresponding period of the prior fiscal year. The decrease in the effective tax rate was primarily due to a California tax law enacted during the second quarter of fiscal year 2009. The change resulted in the revaluation of the Company’s deferred tax assets and liabilities as of the law’s effective date. The impact was a tax benefit for the nine months ended May 31, 2009 of approximately $0.5 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of May 31, 2009 and August 31, 2008, the total amount of unrecognized tax benefits was $1.7 million, of which $1.0 million and $1.1 million would affect the effective tax rate if recognized at May 31, 2009 and August 31, 2008, respectively. As of May 31, 2009 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.4 million, respectively. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three- and nine-month periods ended May 31, 2009 and 2008.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company currently has no years under examination by the U.S. Internal Revenue Service and is not subject to examination for years prior to fiscal year 2006. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2004 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

During the nine months ended May 31, 2009, the Company recorded liabilities related to unrecognized tax benefits of $0.2 million in the current fiscal year, offset by recognized tax benefits of $0.2 million due to expiring statutes.

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

The tables below present information about reportable segments and net sales by product line as of and for the three and nine months ended May 31, 2009 and 2008 (in thousands):

As of and for the Three Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2009
Net sales	$41,084	$21,675	$6,057	$68,816
Income from operations (1)	$6,449	$4,012	$694	$11,155
Depreciation and amortization expense	$626	$291	$36	$953
Interest income	$4	$19	$6	$29
Interest expense	$595	$—	$2	$597
Total assets	$179,972	$66,053	$7,943	$253,968
2008
Net sales	$48,638	$26,252	$7,214	$82,104
Income from operations (1)	$7,359	$4,210	$682	$12,251
Depreciation and amortization expense	$533	$358	$46	$937
Interest income	$108	$184	$15	$307
Interest expense	$736	$—	$4	$740
Total assets	$191,713	$69,329	$8,558	$269,600

(1)	For the three months ended May 31, 2009 and 2008, income from operations for the Americas segment included costs from headquarters of $3.8 million and $3.9 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of and for the Nine Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2009
Net sales	$123,846	$71,355	$19,049	$214,250
Income from operations (2)	$11,974	$14,209	$2,385	$28,568
Depreciation and amortization expense	$1,756	$872	$105	$2,733
Interest income	$67	$282	$28	$377
Interest expense	$1,889	$—	$6	$1,895
Total assets	$179,972	$66,053	$7,943	$253,968
2008
Net sales	$134,080	$84,405	$21,717	$240,202
Income from operations (2)	$15,779	$16,152	$3,177	$35,108
Depreciation and amortization expense	$1,571	$1,094	$134	$2,799
Interest income	$658	$571	$34	$1,263
Interest expense	$2,479	$—	$13	$2,492
Total assets	$191,713	$69,329	$8,558	$269,600

(2)	For the nine months ended May 31, 2009 and 2008, income from operations for the Americas segment included costs from headquarters of $12.7 million and $12.2 million, respectively.

Net Sales by Product Line:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Multi-purpose maintenance products	$52,559	$61,187	$165,518	$177,810
Homecare and cleaning products	16,257	20,917	48,732	62,392

	$68,816	$82,104	$214,250	$240,202

Note 11. Subsequent Event

On June 23, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 31, 2009 to shareholders of record on July 17, 2009.

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

Highlights

•

Consolidated net sales decreased 16% for the third quarter of the current fiscal year compared to the corresponding period of the prior fiscal year due to decreases in Europe, Asia-Pacific and the Americas of 17%, 16 % and 16%, respectively. On a year-to-date basis, consolidated net sales decreased 11% compared to the corresponding period of the prior fiscal year due to decreases in Europe, Asia-Pacific and the Americas of 15%, 12% and 8%, respectively.

•	Net income decreased 15% and 19% for the three and nine months ended May 31, 2009, respectively, compared to the corresponding periods of the prior fiscal year.

•

Changes in foreign currency exchange rates for the third quarter of the current fiscal year compared to the corresponding period of the prior fiscal year had an unfavorable impact on our net sales and net income. Net sales and net income for the third quarter of the current fiscal year translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $78.4 million and $7.8 million, respectively. Thus, on a constant currency basis, net sales and net income would have decreased 5% and 4%, respectively, compared to the corresponding period of the prior fiscal year. On a constant currency basis, current fiscal year-to-date net sales and net income would have been $237.8 million and $22.0 million, respectively, resulting in decreases of 1% and 4%, respectively. Note that our constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars utilizing the exchange rates in effect for the corresponding period of the prior fiscal year.

•

Sales of multi-purpose maintenance products decreased 14% for the current fiscal year third quarter compared to the corresponding period of the prior fiscal year primarily due to declines in Europe and the Americas of 17% and 11%, respectively. On a year-to-date basis, sales of multi-purpose maintenance products decreased 7% compared to the corresponding period of the prior fiscal year primarily due to declines in Europe and Asia-Pacific of 16% and 12%, respectively, partially offset by an increase in the Americas of 2%. The year-to-date sales decline in the Europe segment was due solely to the impact of the changes in foreign currency exchange rates. In local currency, the Europe segment experienced an increase of 8% in sales of multi-purpose maintenance products.

•

The categories in which our homecare and cleaning products are sold are very competitive by nature. Sales of our homecare and cleaning products decreased 22% for the current fiscal year third quarter compared to the corresponding period of the prior fiscal year as a result of sales decreases in the Americas, Europe and Asia-Pacific of 24%, 18% and 14%, respectively. On a year-to-date basis, sales of homecare and cleaning products decreased 22% compared to the corresponding period of the prior fiscal year due to declines in the Americas, Europe and Asia-Pacific of 24%, 15% and 14%, respectively. The year-to-date sales decline in the Europe segment was due solely to the impact of the changes in foreign currency exchange rates. In local currency, the Europe segment experienced an increase of 10% in sales of homecare and cleaning products.

•

Our gross profit as a percentage of net sales increased to 50.9% from 46.5% for the third quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year, primarily due to the impact of worldwide price increases implemented on certain products during fiscal year 2009 and during each of the last three fiscal years. These price increases were implemented to combat the continuous rise in costs of components and raw materials in recent years.

Results of Operations

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended May 31, 2009 and 2008 (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$52,559	$61,187	$(8,628)	(14)%
Homecare and cleaning products	16,257	20,917	(4,660)	(22)%

Total net sales	68,816	82,104	(13,288)	(16)%
Cost of products sold	33,821	43,921	(10,100)	(23)%

Gross profit	34,995	38,183	(3,188)	(8)%
Operating expenses	23,840	25,932	(2,092)	(8)%

Income from operations	$11,155	$12,251	$(1,096)	(9)%

Net income	$6,897	$8,073	$(1,176)	(15)%

Earnings per common share – diluted	$0.41	$0.49	$(0.08)	(16)%

Net Sales by Segment

The following table summarizes net sales by segment for the three months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Americas	$41,084	$48,638	$(7,554)	(16)%
Europe	21,675	26,252	(4,577)	(17)%
Asia-Pacific	6,057	7,214	(1,157)	(16)%

	$68,816	$82,104	$(13,288)	(16)%

Americas

The following table summarizes net sales by product line for the Americas segment for the three months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$27,997	$31,514	$(3,517)	(11)%
Homecare and cleaning products	13,087	17,124	(4,037)	(24)%

	$41,084	$48,638	$(7,554)	(16)%

% of consolidated net sales	60%	59%

Sales in the Americas decreased to $41.1 million, down $7.6 million, or 16%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have been $41.7 million in the Americas segment. Thus, on a constant currency basis, sales would have decreased by $6.9 million, or 14%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas for the three months ended May 31, 2009 decreased 11% compared to the corresponding period in the prior fiscal year primarily due to a sales decrease of 10% in the U.S. Sales of multi-purpose maintenance products in the U.S. declined due to lost distribution and the impact of customers continuing to reduce inventory levels in response to general economic conditions, partially offset by price increases implemented during the first quarter of the current fiscal year.

Sales of homecare and cleaning products in the Americas decreased 24% for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of Carpet Fresh and automatic toilet bowl cleaners which were down 53% and 26%, respectively, compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, declining product categories or shifts within these categories, the effect of competitive factors and challenges due to general economic conditions. See further discussion of the potential impairment of the indefinite-lived intangible assets related to our homecare and cleaning products beginning on page 29 of this report.

Our homecare and cleaning products compete in a highly competitive market and continue to face diminishing product categories or shifts within these categories. Additionally, as a result of general economic conditions, our sales are subject to changes in the manner in which customers purchase and manage inventory levels and/or display and promote our products within their stores. We are addressing these challenges through our focus on increased consumer-targeted marketing tactics, trade promotions and new distribution channels that reduce our dependence on the volatile grocery trade channel, as well as through the continued renovation of certain of our homecare and cleaning product lines.

For the Americas segment, 86% of sales came from the U.S., and 14% came from Canada and Latin America for the three months ended May 31, 2009, compared to the distribution for the three months ended May 31, 2008, when 85% of sales came from the U.S. and 15% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the three months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$19,581	$23,712	$(4,131)	(17)%
Homecare and cleaning products	2,094	2,540	(446)	(18)%

	$21,675	$26,252	$(4,577)	(17)%

% of consolidated net sales	31%	32%

Sales in Europe decreased to $21.7 million, down $4.6 million, or 17%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $29.9 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $3.6 million, or 14%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 19% for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year and accounted for 71% of the region’s sales, compared to 72% for the corresponding period in the prior fiscal year. For the three months ended May 31, 2009, we experienced sales decreases in U.S. dollars throughout the Europe segment as follows: German sales region, 31%; Italy, 24%; U.K., 15%; France, 14%; and Spain, 3%.

While most of the countries throughout the Europe segment experienced sales declines as customers reduced inventory levels in response to general economic conditions, the U.K. and France, which represented 39% and 20% of the total direct sales in the Europe segment, respectively, experienced sales growth of 16% and 2%, respectively, in their respective local currencies for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. The sales growth in the U.K. was due primarily to new distribution, while the sales growth in France was driven by the continued growth of the WD-40 Smart Straw and the 3-IN-ONE Pro product line. However, the unfavorable impact of changes in foreign currency exchange rates period over period more than offset the sales growth in local currencies in the U.K. and France.

In the countries in which we sell through local distributors, sales decreased 13% for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due primarily to the unfavorable impact of changes in foreign currency exchange rates period over period. In local currencies, sales for the distributor markets were essentially flat for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. The distributor market accounted for approximately 29% of the total Europe segment sales for the three months ended May 31, 2009, compared to 28% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the three months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$4,981	$5,961	$(980)	(16)%
Homecare and cleaning products	1,076	1,253	(177)	(14)%

	$6,057	$7,214	$(1,157)	(16)%

% of consolidated net sales	9%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $6.1 million, down $1.2 million, or 16%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $6.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $0.4 million, or 6%, for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

Sales in Asia decreased 12% for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year primarily due to lower sales of multi-purpose maintenance products across most of the region, including China, India, the Philippines and Taiwan. Sales in China decreased 32%, which represented 86% of the total decrease in Asia, while sales across the rest of the Asia region decreased 3%. Sales of multi-purpose maintenance products in China declined due to the impact of general economic conditions. Certain markets throughout the rest of the Asia region also experienced sales declines while others experienced increased sales due to the timing of promotional activities.

Sales in Australia decreased 23% for the three months ended May 31, 2009 compared to the corresponding period in the prior fiscal year due to the unfavorable impact of foreign currency exchange rates. On a constant currency basis, sales would have increased by 6% for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due to increased promotional activities and price increases implemented during the first quarter of the current fiscal year.

Gross Profit

Gross profit was $35.0 million, or 50.9% of net sales, for the three months ended May 31, 2009 compared to $38.2 million, or 46.5% of net sales, for the corresponding period of the prior fiscal year. The increase in gross profit as a percentage of net sales was due primarily to worldwide price increases implemented during the first quarter of fiscal year 2009 which added 5.3 percentage points to our gross profit percentage for the third quarter of fiscal year 2009.

Gross profit percentage also benefited from a decline in costs of petroleum-based materials, product conversions, sourcing changes and the timing of advertising, promotional and other discounts. The decrease in costs of petroleum-based materials had a favorable impact on our gross profit percentage of 2.0 percentage points for the third quarter of fiscal year 2009, while product conversions and sourcing changes, which occurred in the U.S. during last fiscal year’s fourth quarter, had a positive impact on our gross profit percentage of 0.3 percentage points for the third quarter of fiscal year 2009.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the third quarter of fiscal year 2009, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit percentage by 0.4 percentage points. The decrease in such discounts was due to the fact that a greater percentage of sales during the third quarter of fiscal year 2008 was subject to promotional allowances.

Partially offsetting the favorable impacts to gross profit percentage discussed above were higher costs for aerosol cans, which negatively impacted our gross profit percentage by 2.0 percentage points for the third quarter of fiscal year 2009, and the closeout of slow-moving inventory, which negatively impacted our gross profit percentage by 0.5 percentage points. We began to experience a significant increase in the cost of aerosol cans at the end of the second quarter of fiscal year 2009, primarily due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market. While the cost of steel on the spot market has experienced recent declines, the cost of aerosol cans has not benefited from this recent trend.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.1 million and $4.9 million for the three months ended May 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal year 2009 decreased to $18.4 million, or 26.8% of net sales, from $21.4 million, or 26.1% of net sales, for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $2.6 million for the three months ended May 31, 2009. Thus, on a constant currency basis, SG&A expenses for the third quarter of fiscal year 2009 would have been $21.0 million for a decrease of $0.4 million, or 2%, from the corresponding period of the prior fiscal year. Freight costs decreased $1.3 million due to reduced fuel costs, improved shipping efficiencies and lower sales revenue. Other miscellaneous expenses, including stock-based compensation, professional services costs and bad debt expense, decreased by $0.4 million. Partially offsetting these decreases was an increase in employee-related costs, which include salaries, profit sharing and other fringe benefits, of $1.3 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the three months ended May 31, 2009 and 2008 were $0.9 million and $0.7 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased to $5.3 million, or 7.7% of net sales, for the third quarter of fiscal year 2009, up from $4.3 million, or 5.3% of net sales, for the corresponding period of the prior fiscal year. The increase was due to the timing of investment in advertising activities, partially offset by the favorable impact of changes in foreign currency exchange rates period over period. On a constant currency basis, advertising and sales promotion expenses for the three months ended May 31, 2009 would have been $6.2 million for an increase of $1.9 million, or 44%, over the corresponding period of the prior fiscal year. In the current fiscal year third quarter, we increased our level of advertising in the U.S. to promote the Spot Shot brand of homecare and cleaning products. Investment in global advertising and sales promotion expenses for fiscal year 2009 is expected to be in the range of 6.5% to 7.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the three months ended May 31, 2009, total promotional costs recorded as a reduction to sales were $4.1 million compared to $5.1 million for the corresponding period of the prior fiscal year.

Therefore, our total investment in advertising and sales promotion activities totaled $9.4 million for each of the three-month periods ended May 31, 2009 and 2008.

Amortization of Definite-lived Intangible Asset Expense

Amortization of our definite-lived intangible asset was $107,000 and $147,000 for the three months ended May 31, 2009 and 2008, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in pounds sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the three months ended May 31, 2009 and 2008 (in thousands):

	Three Months Ended May 31,
	2009	2008	Change
Interest expense, net	$568	$433	$135
Other (expense) income, net	$(157)	$212	$(369)
Provision for income taxes	$3,533	$3,957	$(424)

Interest Expense, Net

Interest expense, net increased $0.1 million for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2008, this decrease was more than offset by a larger decrease in interest income as a result of lower interest rates during the third quarter of fiscal year 2009 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net decreased $0.4 million for the three months ended May 31, 2009 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses in Europe.

Provision for Income Taxes

The provision for income taxes was 33.9% of income before income taxes for the three months ended May 31, 2009, an increase from 32.9% for the corresponding period of the prior fiscal year. The increase in the effective tax rate was primarily due to a 0.4% reduction in benefits from expiring federal and state statutes for the three months ended May 31, 2009 and a 0.6% reduction related to an increase in the annual effective tax rate and its impact on quarterly earnings in the current quarter.

Net Income

Net income was $6.9 million, or $0.41 per common share on a fully diluted basis for the three months ended May 31, 2009, compared to $8.1 million, or $0.49 per common share on a fully diluted basis for the three months ended May 31, 2008. The change in foreign currency exchange rates period over period had an unfavorable impact of $0.9 million on net income for the three months ended May 31, 2009. Thus, on a constant currency basis, net income for the three months ended May 31, 2009 would have been $7.8 million.

Nine Months Ended May 31, 2009 Compared to Nine Months Ended May 31, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the nine months ended May 31, 2009 and 2008 (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$165,518	$177,810	$(12,292)	(7)%
Homecare and cleaning products	48,732	62,392	(13,660)	(22)%

Total net sales	214,250	240,202	(25,952)	(11)%
Cost of products sold	109,873	126,409	(16,536)	(13)%

Gross profit	104,377	113,793	(9,416)	(8)%
Operating expenses	75,809	78,685	(2,876)	(4)%

Income from operations	$28,568	$35,108	$(6,540)	(19)%

Net income	$18,665	$22,969	$(4,304)	(19)%

Earnings per common share – diluted	$1.12	$1.36	$(0.24)	(18)%

Net Sales by Segment

The following table summarizes net sales by segment for the nine months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Americas	$123,846	$134,080	$(10,234)	(8)%
Europe	71,355	84,405	(13,050)	(15)%
Asia-Pacific	19,049	21,717	(2,668)	(12)%

	$214,250	$240,202	$(25,952)	(11)%

Americas

The following table summarizes net sales by product line for the Americas segment for the nine months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$85,056	$83,328	$1,728	2%
Homecare and cleaning products	38,790	50,752	(11,962)	(24)%

	$123,846	$134,080	$(10,234)	(8)%

% of consolidated net sales	58%	56%

Sales in the Americas decreased to $123.8 million, down $10.2 million, or 8%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $125.5 million in the Americas segment. Thus, on a constant currency basis, sales would have decreased by $8.6 million, or 6%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas for the nine months ended May 31, 2009 increased $1.7 million, or 2%, compared to the corresponding period in the prior fiscal year primarily due to sales growth in the U.S. of 4%. Sales of multi-purpose maintenance products in the U.S. increased due to price increases and promotional activities during the first quarter of fiscal year 2009; however, such growth was partially offset by lost distribution and sales decreases during the subsequent quarters of fiscal year 2009 as customers continued to reduce inventory levels in response to general economic conditions.

Sales of homecare and cleaning products in the Americas decreased $12.0 million, or 24%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of Carpet Fresh and automatic toilet bowl cleaners which were down 40% and 28%, respectively, compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, declining categories or shifts within these categories, the effect of competitive factors and challenges due to general economic conditions. See further discussion of the potential impairment of the indefinite-lived intangible assets related to our homecare and cleaning products beginning on page 29 of this report.

Our homecare and cleaning products compete in a highly competitive market and continue to face diminishing product categories or shifts within these categories. Additionally, as a result of general economic conditions, our sales are subject to changes in the manner in which customers purchase and manage inventory levels and/or display and promote our products within their stores. We are addressing these challenges through our focus on increased consumer-targeted marketing tactics, trade promotions and new distribution channels that reduce our dependence on the volatile grocery trade channel, as well as through the continued renovation of certain of our homecare and cleaning product lines.

For the Americas segment, 83% of sales came from the U.S., and 17% came from Canada and Latin America for the nine months ended May 31, 2009, compared to the distribution for the nine months ended May 31, 2008, when 82% of sales came from the U.S., and 18% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the nine months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$64,608	$76,463	$(11,855)	(16)%
Homecare and cleaning products	6,747	7,942	(1,195)	(15)%

	$71,355	$84,405	$(13,050)	(15)%

% of consolidated net sales	33%	35%

Sales in Europe decreased to $71.4 million, down $13.0 million, or 15%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $91.6 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by approximately $7.2 million, or 9%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 16% for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year and accounted for 68% of the region’s sales for the nine months ended May 31, 2009, consistent with the corresponding period of the prior fiscal year. For the nine months ended May 31, 2009, we experienced sales decreases in U.S. dollars throughout the Europe segment as follows: German sales region, 23%; Italy, 20%; Spain, 18%; the U.K., 16%; and France, 3%.

While most of the countries throughout the Europe segment experienced sales declines in local currencies as customers reduced inventory levels in response to general economic conditions, the U.K. and France experienced sales growth of 9% and 10%, respectively, in their respective local currencies for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. The sales growth in the U.K. was due primarily to increased sales of our multi-purpose maintenance products as a result of price increases and promotional activity, as well as new distribution. However, such growth was partially offset by sales declines as customers reduced inventory levels in response to general economic conditions. The sales growth in France was the result of increased promotional activity during the first quarter of fiscal year 2009, as well as the continued growth in sales of the WD-40 brand, including the WD-40 Smart Straw, and increased distribution of the 3-IN-ONE Professional line of products. The overall sales growth in the U.K. and France in their respective local currencies was more than offset by the unfavorable impact of changes in foreign currency exchange rates period over period.

In the countries in which we sell through local distributors, sales decreased 14% for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due primarily to the unfavorable impact of changes in foreign currency exchange rates period over period. In local currencies, sales for the distributor markets were essentially flat for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. The distributor market accounted for approximately 32% of the total Europe segment sales for the nine months ended May 31, 2009, consistent with the corresponding period of the prior fiscal year. In the long term, we expect these markets to continue to experience growth in distribution and usage resulting from increased market penetration and brand awareness.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the nine months ended May 31, 2009 and 2008 (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$15,854	$18,019	$(2,165)	(12)%
Homecare and cleaning products	3,195	3,698	(503)	(14)%

	$19,049	$21,717	$(2,668)	(12)%

% of consolidated net sales	9%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $19.0 million, down $2.7 million, or 12%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2009 translated at the exchange rates in effect for the corresponding period in the prior fiscal year would have produced sales of $20.7 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.0 million, or 5%, for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

Sales in Asia decreased 10% for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year primarily due to decreased sales of multi-purpose maintenance products across most of the region, including China, Taiwan, Korea, India and Singapore. Sales in China decreased 11%, which represented 32% of the total decrease in Asia, while sales across the rest of the Asia region decreased 9%. Despite overall sales growth in the Asia region during the first quarter of fiscal year 2009, we have experienced a slowdown in several markets in this region as a result of overall economic uncertainty across the region, which we expect to negatively impact sales for the remainder of the current fiscal year.

Sales in Australia decreased 17% for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due to the unfavorable impact of foreign currency exchange rates. On a constant currency basis, sales would have increased by 5% for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year due to price increases across all product lines, promotional activities and new distribution across all trade channels.

Gross Profit

Gross profit was $104.4 million, or 48.7% of net sales, for the nine months ended May 31, 2009 compared to $113.8 million, or 47.4% of net sales, in the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased slightly as worldwide price increases implemented during the first quarter of fiscal year 2009 were partially offset by higher costs of products, the timing of advertising, promotional and other discounts, and the closeout of slow-moving inventory.

To combat the higher costs of products, we implemented worldwide price increases on certain products which added approximately 4.6 percentage points to our gross profit percentage for the nine months ended May 31, 2009.

The increase in costs of products, which had a negative net impact on gross profit percentage of 1.9 percentage points, was due primarily to the increase in costs for components and raw materials, including petroleum-based materials and aerosol cans, during the nine months ended May 31, 2009. The higher costs for petroleum-based materials and aerosol cans negatively impacted our gross profit percentage by 2.2 percentage points for the nine months ended May 31, 2009. Although the cost of oil declined during the second half of calendar year 2008, we did not begin to experience the full benefit from lower costs of petroleum-based materials until the third quarter of fiscal year 2009. In addition, we began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009 primarily due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market. While the cost of steel on the spot market has experienced recent declines, the cost of aerosol cans has not benefited from this recent trend. Partially offsetting these cost increases were the cost benefits we realized related to product conversions and sourcing changes in the U.S. during last fiscal year’s fourth quarter which positively impacted gross profit percentage by 0.3 percentage points during the nine months ended May 31, 2009. The cost benefits from sourcing changes and product conversions during the third quarter of the current fiscal year have more than offset the initial transition costs incurred during the first two quarters of the current fiscal year.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts which are recorded as a reduction to sales, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the nine months ended May 31, 2009, advertising, promotional and other discounts increased compared to the corresponding period of the prior fiscal year, negatively impacting gross profit percentage by 0.4 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during the nine months ended May 31, 2009 was subject to promotional allowances due to the overall increase in promotional activity in response to general economic conditions.

Also negatively impacting our gross profit percentage was the closeout of slow-moving inventory, which had a negative impact on gross profit percentage of 0.2 percentage points.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $9.9 million and $13.7 million for the nine months ended May 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended May 31, 2009 decreased to $57.4 million, or 26.8% of net sales, from $63.0 million, or 26.2% of net sales, for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $6.2 million for the nine months ended May 31, 2009. Thus, on a constant currency basis, SG&A expenses for the nine months ended May 31, 2009 would have been $63.6 million for an increase of $0.6 million, or 1%, over the corresponding period of the prior fiscal year. Freight costs decreased $2.6 million due to reduced fuel costs, improved shipping efficiencies and lower sales revenue. Partially offsetting these decreases were increases in employee-related costs, research and development costs and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing and other fringe benefits, increased $2.1 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Research and development costs increased $0.7 million due to the timing of new product development activity. Other miscellaneous expenses, including stock-based compensation, professional services costs and bad debt expense, increased by $0.4 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for the nine months ended May 31, 2009 and 2008 were $3.2 million and $2.5 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses increased slightly to $15.3 million, or 7.2% of net sales, for the nine months ended May 31, 2009, up from $15.2 million, or 6.3% of net sales, for the corresponding period of the prior fiscal year. The increase was due to the timing of investment in advertising activities, partially offset by the favorable impact of changes in foreign currency exchange rates period over period. On a constant currency basis, advertising and sales promotion expenses for the nine months ended May 31, 2009 would have been $17.0 million for an increase of $1.8 million, or 12%, over the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2009 is expected to be in the range of 6.5% to 7.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the nine months ended May 31, 2009, total promotional costs recorded as a reduction to sales were $13.4 million compared to $14.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $28.7 million for the nine months ended May 31, 2009 compared to $29.3 million for the corresponding period of the prior fiscal year.

Amortization of Definite-lived Intangible Asset Expense

Amortization of our definite-lived intangible asset was $346,000 and $449,000 for the nine months ended May 31, 2009 and 2008, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in pounds sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Asset Expense

During the second quarter of fiscal year 2009, we performed our annual impairment test of goodwill and indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2009.

We determined that each of the indefinite-lived intangible assets related to our homecare and cleaning products was not impaired as of February 28, 2009, with the exception of the indefinite-lived intangible asset related to our Carpet Fresh brand, which was impaired by $2.8 million. This impairment was due to an increase in cost of goods and a decline in forecasted sales levels of the Carpet Fresh brand, both of which occurred during the quarter ended February 28, 2009. The decline in forecasted sales levels resulted from our strategic decision to redirect our research and development efforts towards our multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the

U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning products, they did not result in impairment to any of such other indefinite-lived intangible assets for the second quarter of fiscal year 2009.

During the third quarter of fiscal year 2009, we evaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that sales revenue for the Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands did not meet our forecasted sales revenue for the quarter ended May 31, 2009, partially due to the adverse economic conditions. As a result, we tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

We performed a sensitivity analysis on our significant assumptions and estimates and determined that a negative change in our significant assumptions and estimates would have resulted in the following potential impairment charges to our indefinite-lived intangible assets related to the Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

	Potential Impairment Charges
	Carpet Fresh	X-14	2000 Flushes
50 basis point decrease in royalty rate	$0.8	$0.5	$0.9
10% decrease in forecasted sales revenue	$0.4	$0.1	$0.7

Spot Shot	Potential Impairment Charges
75 basis point decrease in royalty rate	$0.5
20% decrease in forecasted sales revenue	$0.9

Larger decreases in the significant assumptions and estimates set forth above could result in further impairment of our indefinite-lived intangible assets related to the Carpet Fresh, X-14, 2000 Flushes and Spot Shot brands. In addition, negative changes in other assumptions and estimates, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in further impairment.

We will continue to closely monitor events and circumstances that could result in further impairment of our indefinite-lived intangible assets related to these brands. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by us in assessing the appropriate valuation of our indefinite-lived intangible assets, could in the future require us to record further impairment charges.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the nine months ended May 31, 2009 and 2008 (in thousands):

	Nine Months Ended May 31,
	2009	2008	Change
Interest expense, net	$1,518	$1,229	$289
Other income, net	$544	$753	$(209)
Provision for income taxes	$8,929	$11,663	$(2,734)

Interest Expense, Net

Interest expense, net increased $0.3 million for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year. Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2008 and October 2007, this decrease was more than offset by a larger decrease in interest income as a result of lower cash balances and interest rates during the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net decreased $0.2 million for the nine months ended May 31, 2009 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses in Europe.

Provision for Income Taxes

The provision for income taxes was 32.4% of income before income taxes for the nine months ended May 31, 2009 compared to 33.7% for the corresponding period of the prior fiscal year. The decrease in the effective tax rate was primarily due to a California tax law enacted during the second quarter of fiscal year 2009. The change resulted in the revaluation of our deferred tax assets and liabilities as of the law’s effective date. The impact was a tax benefit for the nine months ended May 31, 2009 of approximately $0.5 million.

Net Income

Net income was $18.7 million, or $1.12 per common share on a fully diluted basis for the nine months ended May 31, 2009, compared to $23.0 million, or $1.36 per common share on a fully diluted basis for the nine months ended May 31, 2008. The change in foreign currency exchange rates period over period had an unfavorable impact of $3.3 million on net income for the nine months ended May 31, 2009. Thus, on a constant currency basis, net income for the nine months ended May 31, 2009 would have been $22.0 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $22.2 million for the nine months ended May 31, 2009 compared to $18.4 million for the nine months ended May 31, 2008. However, in light of the recent liquidity issues experienced in the global credit and capital markets, we believe we are well positioned to weather the uncertainty due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We are managing all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, obtained in September 2008, which is currently undrawn. At May 31, 2009, we had a total of $36.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at May 31, 2009, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $32.1 million as of May 31, 2009. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended May 31, 2009 was $22.2 million. This amount consisted of $18.7 million from net income with an additional $10.3 million of adjustments for non-cash items, including depreciation and amortization, impairment of indefinite-lived intangible asset, net gains on sales and disposals of property and equipment, deferred income tax expense, excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares, equity losses from VML, stock-based compensation and provision for bad debts, partially offset by $6.7 million related to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2009 was $2.5 million primarily due to capital expenditures during the period. For fiscal year 2009, we expect to spend approximately $4.4 million for new capital assets, largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities was $22.5 million for the nine months ended May 31, 2009, which included the effects of the following transactions:

•	In October 2008, we paid our annual principal payment of $10.7 million on our term loan;

•	During the nine months ended May 31, 2009, we paid dividends of $12.4 million; and

•	During the nine months ended May 31, 2009, we received cash proceeds of $0.6 million from the issuance of common stock upon the exercises of stock options.

Working Capital

At May 31, 2009, working capital decreased to $63.2 million, down $1.7 million from $64.9 million at August 31, 2008. The current ratio was 2.4 and 2.2 at May 31, 2009 and August 31, 2008, respectively.

Current assets decreased by $12.3 million to $107.2 million at May 31, 2009, down from $119.5 million at August 31, 2008 primarily due to the $5.8 million decrease in cash and cash equivalents and the $5.3 million decrease in accounts receivable related to the timing of sales.

Current liabilities decreased by $10.6 million to $44.0 million at May 31, 2009, down from $54.6 million at August 31, 2008 primarily due to the $10.6 million decrease in accounts payable and accrued liabilities due to the timing of payments. In addition, accrued payroll and related expenses were down $1.3 million primarily due to payment of the fiscal year 2008 bonuses in October 2008 and a lower profit sharing accrual. At May 31, 2009, the accrued profit sharing balance included five months of accrual compared to eight months of accrual at August 31, 2008, as the Company’s profit sharing plan is based on a calendar year. Partially offsetting these decreases was an increase in income taxes payable of $1.3 million due to the timing of income tax accruals and related payments.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2009, such commitments totaled approximately $2.0 million.

Dividends

On June 23, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 31, 2009 to shareholders of record on July 17, 2009. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (“FIN 48”), effective September 1, 2007. The cumulative effect of adopting FIN 48 resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings. As of May 31, 2009 and August 31, 2008, the total amount of unrecognized tax benefits totaled $1.7 million, of which $1.0 million and $1.1 million would affect the effective tax rate if recognized at May 31, 2009 and August 31, 2008, respectively. As of May 31, 2009 and August 31, 2008, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.4 million, respectively. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in our condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for the three- and nine-month periods ended May 31, 2009 and 2008.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We currently do not have any years under examination by the U.S. Internal Revenue Service and are not subject to examination for years prior to fiscal year 2006. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2004 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

During the nine months ended May 31, 2009, we recorded liabilities related to unrecognized tax benefits of $0.2 million in the current fiscal year, offset by recognized tax benefits of $0.2 million due to expiring statutes.

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

Our critical accounting policies are discussed in more detail in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). FSP EITF 03-6-1 is effective for our fiscal year beginning on September 1, 2009, and interim periods within that year. We are currently evaluating the impact, if any, the adoption of FSP EITF 03-6-1 will have on our earnings per common share.

Effective September 1, 2008, we adopted the required portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on our consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was delayed by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for our fiscal year beginning on September 1, 2009. We are currently evaluating the impact of the delayed portions of SFAS No. 157 on our consolidated financial position and results of operations. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 4 included in Part I—Item 1 of this report.

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for our fiscal year beginning on September 1, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. Upon adoption of SFAS No. 167, we will have reconsidered our previous FIN 46(R) conclusions regarding our investment in VML Company, L.L.C. (“VML”). SFAS No. 167 is effective for our fiscal year beginning on September 1, 2010. Early adoption is prohibited. We are currently evaluating the impact, if any, SFAS No. 167 will have on our consolidated financial position and results of operations.

Related Parties

VML, a Delaware company, was formed in April 2001, at which time we acquired a 30% membership interest. VML makes profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML currently serves as one of our contract manufacturers for certain homecare and cleaning products. During fiscal year 2008, VML acquired a significant new customer, which resulted in manufacturing disruptions. In addition, VML filed for Chapter 11 bankruptcy on April 24, 2009. As a result of these developments, we transitioned our sourcing to alternative suppliers to significantly reduce our reliance on VML as a manufacturer.

We have a put option to sell our interest in VML to the 70% owner, and the 70% owner has a call option to purchase our interest. The sale price in each case is established pursuant to formulas based on VML’s operating results.

Under FIN 46(R), VML qualifies as a variable interest entity, and it has been determined that we are not the primary beneficiary. Our investment in VML is accounted for using the equity method of accounting, and our equity in earnings or losses of VML is recorded as a component of cost of products sold, as VML acts primarily as a contract manufacturer to the Company. We recorded equity losses related to our investment in VML of $0 and $229,000 for the three months ended May 31, 2009 and 2008, respectively, and $435,000 and $248,000 for the nine months ended May 31, 2009 and 2008, respectively. Our investment in VML was written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.8 million and $5.9 million for the three months ended May 31, 2009 and 2008, respectively, and $11.6 million and $17.1 million for the nine months ended May 31, 2009 and 2008, respectively. We had product payables to VML of $0.2 million and $0.5 million at May 31, 2009 and August 31, 2008, respectively. Additionally, we receive rental income from VML, which is recorded as a component of other income, net in our condensed consolidated statements of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2009, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners, or ATBCs, are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007 the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has been granted permission to appeal the District Court’s decision. If the plaintiff is successful in its pending appeal and class action certification is granted in this aforementioned legal action, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information to estimate the Company’s exposure at this time.

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

During the quarter ended May 31, 2009, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on October 23, 2008.

Item 1A.	Risk Factors

Other than the addition of the risk factor below, there have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on October 23, 2008.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

WD-40 COMPANY
Registrant

Date: July 9, 2009	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)