Form 10-K
period 2009-08-31
WD 40 CO
filed 2009-10-16
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2009 was approximately $382,556,000.

As of October 12, 2009, there were 16,547,081 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 8, 2009 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the

Fiscal Year Ended August 31, 2009

PART I

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

Item 1. Business

Overview

WD-40 Company is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company was founded in 1953 and its headquarters are in San Diego, California. For more than four decades, the Company sold only one product, WD-40®, a multi-purpose product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the years, the Company has developed the WD-40 product and acquired several brands worldwide as part of its strategy to build a fortress of brands that deliver a unique high value to end users.

In fiscal year 1996, the Company acquired the 3-IN-ONE® brand of general purpose and specialty maintenance products. The acquisition of the 3-IN-ONE brand provided the Company with an existing network of distribution in 17 countries, including several markets in which the WD-40 brand had not been sold. The Company used this distribution network to introduce the WD-40 brand to these markets and to add distribution channels in some of the markets that had been previously established.

In fiscal year 1999, the Company acquired the Lava® brand of heavy-duty hand cleaners, which is more than 100 years old and is well recognized by U.S. consumers. When the Lava brand was acquired, the Company identified that the Lava consumer and the WD-40 consumer shared similar characteristics. At the time of acquisition, the brand consisted of two sizes of bar soap and one size of liquid cleaner. Prior to the Company’s acquisition, the brand had been sold in a limited number of domestic trade channels, notably supermarkets and drug stores. Because of its heavy-duty characteristics, the Lava brand also has appeal to consumers who shop in hardware, automotive and mass retail chains.

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

In fiscal year 2002, the Company completed the acquisition of the business, worldwide brand trademarks and other intangible assets of Heartland Corporation (“Heartland”). The principal brand acquired by the Company was the Spot Shot® brand, whose primary product was a carpet stain remover. The acquisition of this brand expanded the Company’s product offerings for homecare and cleaning products. The acquisition also included related Spot Shot products and a group of developing brands, which were subsequently sold to former employees of Heartland.

In fiscal year 2004, the Company purchased the 1001® line of carpet and household cleaners in the United Kingdom (“U.K.”). The Company acquired this line of products to gain a presence in the U.K. market and to facilitate an introduction of the Company’s Spot Shot and Carpet Fresh brand formulations through the use of an existing brand currently recognized by market consumers.

The Company is focused on and committed to innovation and renovation. The Company sees innovation and renovation as important factors to the long-term growth of its brands, and it intends to continue to work on future product, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. In fiscal year 2003, a new-product development team, known as Team Tomorrow, was created to support new product development and current product improvement for all of the Company’s brands. Since its inception, Team Tomorrow has made an innovation impact on most of the Company’s fortress of brands. Key innovations for the Company’s multi-purpose maintenance products include WD-40 Smart Straw®, WD-40 No-Mess Pen™, WD-40 Trigger Pro™, 3-IN-ONE No-Rust Shield™ and 3-IN-ONE Professional Garage Door Lube with Smart Straw™. In addition, the Company plans to launch a new product, Blue Works™, targeted towards the industrial channel in the U.S. during fiscal year 2010. Innovations under the Company’s homecare and cleaning products category include a non-aerosol Spot Shot trigger product, Spot Shot Pet Instant Carpet Stain & Odor Eliminator™, which is a “green,” non-toxic, biodegradable product; a four month anti-bacterial automatic toilet bowl cleaner (“ATBC”) under the 2000 Flushes brand; and a mildew stain remover under the X-14 brand. Additionally, Carpet Fresh and No Vac® products and formulations developed by Team Tomorrow have been launched internationally.

The Company’s strategic initiatives include: (i) expanding geographically in countries where end users continue to benefit from using the WD-40 brand; (ii) maximizing its position in the multi-purpose maintenance products segment by diverting a significant amount of its research and development resources from its homecare and cleaning products to its multi-purpose maintenance products and adjacent categories; (iii) developing its business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) exploring the opportunities for the WD-40 brand and gaining a better understanding of consumer needs and how the brand can meet those needs.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim.

Financial Information About Operating Segments

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following segments: the Americas, Europe and Asia-Pacific.

The Company’s management reviews product performance on the basis of revenue, which comes from its two product categories—multi-purpose maintenance products and homecare and cleaning products. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. The financial information required by this item is included in Note 14 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Multi-Purpose Maintenance Products

The WD-40 brand is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 is sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. WD-40 has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

The 3-IN-ONE brand consists of multi-purpose drip oil and spray lubricant products, as well as other specialty maintenance products. The drip oil is an entry-level lubricant with unique spout options that allow precise applications for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of high quality, great value multi-purpose maintenance products. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

Homecare and Cleaning Products

The X-14 brand is a line of quality products designed for unique cleaning needs, from quick touch-ups to deep cleaning. X-14 is sold as a liquid mildew stain remover and two types of automatic toilet bowl cleaners. X-14 is sold primarily in the U.S. through grocery and mass retail channels.

The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels.

The Carpet Fresh brand includes powder and aerosol foam products. Carpet Fresh is sold primarily through grocery and mass retail channels in the U.S., U.K and Australia. In the U.K., Carpet Fresh is sold under the 1001 brand name. In Australia, Carpet Fresh is sold under the No Vac brand name.

The Spot Shot brand is sold as an aerosol carpet stain remover, a liquid trigger carpet stain and odor eliminator and a multi-purpose foam cleaner. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator™ and Spot Shot Pet Instant Carpet Stain & Odor Eliminator which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, warehouse club stores and hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

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

The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

Financial information about operating segments and product lines appears in Note 14 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, which are included in Item 15 of this report.

Sources and Availability of Components and Raw Materials

The Company relies on a limited base of suppliers for the primary components and raw materials for its products. The Company’s primary components and raw materials include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company is exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $4.8 million, $3.6 million and $3.8 million in fiscal years 2009, 2008 and 2007, respectively. None of this research activity was customer-sponsored.

Seasonality

Historically the Company achieved its highest quarterly sales levels during the fourth quarter of its fiscal year. These patterns were largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities. Due to new product introductions and international sales growth, we did not experience such trends during fiscal years 2009, 2008 or 2007, and such trends may not exist in future years.

Manufacturing

The Company outsources the manufacturing of its finished products to various suppliers, or contract manufacturers. The Company uses contract manufacturers in the United States, Canada, Brazil, Argentina, United Kingdom, Australia, China, South Korea and India. Although the Company does not typically have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated, and the Company is committed to purchase the products manufactured based on orders and short-term projections provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support recent product introductions.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent of the Company’s consolidated net sales in each of fiscal years 2009 and 2008, and approximately 9 percent of the Company’s consolidated net sales in fiscal year 2007. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent of the Company’s consolidated net sales for fiscal years 2009 and 2008 and 4 percent of the Company’s consolidated net sales for fiscal year 2007. Accounts receivable from Wal-Mart stores and its affiliates accounted for approximately 9 percent and 8 percent of the Company’s accounts receivable at August 31, 2009 and 2008, respectively.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The market for the Company’s products, especially its homecare and cleaning products, is highly competitive and is expected to be increasingly competitive in the future. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and its multiple channel distributions as its primary strategies. New products typically encounter intense competition, which may require substantial advertising and promotional support. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Employees

At August 31, 2009, the Company employed 312 people worldwide: 141 by the United States parent corporation, 5 of whom are based in the Malaysian regional office; 9 by the Canadian subsidiary; 113 by the U.K. subsidiary, including 57 in the U.K., 18 in both Germany and France, 13 in Spain and 7 in Italy; 14 by the Australian subsidiary; 33 by the Chinese subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

Financial Information About Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales and total assets by reportable segment, refer to Note 14 – Business Segments and Foreign Operations of the notes to the consolidated financial statements, included in Item 15 of this report.

Access to SEC Filings

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the Investors section of the Company’s website at www.wd40company.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Information contained on the Company’s website is not included as a part of, or incorporated by reference into, this report.

Interested readers may also read and copy any materials that the Company files at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains the Company’s reports.

Item 1A. Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other SEC filings by the Company, could adversely affect the Company’s business, financial condition and results of operations.

Price increases in finished goods, components, raw materials, transportation and other necessary supplies or services could harm the Company’s results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary services may harm the Company’s results of operations. Petroleum-based products and aerosol cans, from which WD-40 and 3-IN-ONE are manufactured, have had significant price volatility in the past, and may in the future. Fluctuations in oil prices also have impacted the Company’s cost of transporting its products. As component and raw material costs are the main contribution to cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could also have a material impact on the gross margins realized on the Company’s products. Specifically, aerosol can prices are exposed to fluctuations resulting from general supply and demand economics; therefore, any significant increase or decrease in the supply and demand of steel could have a significant impact on the costs of purchasing cans and the Company’s cost of goods. In the event there is significant price volatility or raw material and/or component cost increases, the Company may not be able to maintain, or may choose not to maintain, its gross margins by raising its product sales prices. Should the Company choose to increase product sales prices, such increases may adversely affect demand and unit sales. Increases in the prices for raw materials and components could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at sales prices at or below those typically offered by the Company.

Competitive activity may require the Company to increase its spending on advertising and promotions or reduce sales prices and may lead to reduced profit margins or a loss of market share, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Sales volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to drive growth through innovation, investment in its established brands, enhanced merchandising, its ability to capture market share from competitors and/or its ability to acquire additional brands. During each of the last several fiscal years, the Company increased sales prices on a majority of its product portfolio in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales and demand building initiatives to grow its product categories, develop, acquire or successfully launch new products, or successfully penetrate new and developing markets, the Company may not achieve its sales volume growth objectives.

Operations outside the U.S. expose the Company to uncertain conditions and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 52% of consolidated net sales in fiscal year 2009 and its strategy includes expanding its international business. The Company faces, and will continue to face, substantial risks associated with having international operations, including:

•	economic or political instability in its international markets, including Latin America, the Middle East, parts of Asia, Eastern Europe and Russia;

•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations; and

•	the imposition of tariffs or trade restrictions or other governmental actions.

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

With the trend toward consolidation in the retail marketplace, the Company’s customer base is shifting toward fewer, but larger, customers who purchase in larger volumes. A large percentage of the Company’s sales are to mass retail customers. Sales to one of these customers (Wal-Mart and affiliates) accounted for approximately 10% of the Company’s consolidated net sales in fiscal year 2009. Additionally, each of the Company’s individual brands may be subjected to customer sales concentration. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers also seek price reductions, added support or promotional concessions, which may negatively impact the Company’s ability to maintain existing profit margins.

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

The Company assesses the potential impairment of indefinite-lived intangible assets and goodwill at least annually during the second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company’s impairment test is based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. Events and circumstances that the Company considers important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the Company’s strategy for its overall business or use of acquired assets;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated technological change or competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by governments and courts.

When there is indication that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss is recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

Currently, the Company faces challenges related to its homecare and cleaning product brands, which have short differentiated life cycles and often need continuous innovation, renovation and/or continuous marketing support to address consumers’ changing needs and tastes. As a result of the dynamic nature of this product category, the ability to understand consumer preferences and innovate is key to the ongoing success of the homecare and cleaning product brands. In the event that the Company is unable to meet consumer preferences through innovation and/or renovation, its homecare and cleaning product brands and product offerings may be at risk of further impairment.

During the second quarter of fiscal year 2009, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. Based on the results of this test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value as of February 28, 2009. The Company also determined that each of the indefinite-lived intangible assets related to its homecare and cleaning product brands, with the exception of the indefinite-lived intangible asset related to its Carpet Fresh brand, was not impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, the Company concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from the Company’s strategic decision to divert its research and development resources from its homecare and cleaning products to its multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third quarter of fiscal year 2009, the Company evaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that actual sales revenue for the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands did not meet the Company’s forecasted sales revenue for the quarter ended May 31, 2009, partially due to adverse economic conditions. As a result, the Company tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

During the fourth quarter of fiscal year 2009, the Company reevaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed related to the Carpet Fresh and X-14 brands due to a further decline in forecasted sales revenue as a result of additional lost distribution in the U.S. and further diversion of research and development resources from the Company’s homecare and cleaning products to its multi-purpose maintenance products. As a result, the Company tested its indefinite-lived intangible assets related to the Carpet Fresh and X-14 trade names for impairment and concluded that they were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009. As a result, the remaining carrying amounts of the Carpet Fresh and X-14 trade names were $2.8 million and $0.3 million, respectively, as of August 31, 2009.

As a result of lost distribution and the Company’s strategic decision to divert research and development resources from its Carpet Fresh and X-14 brands, forecasted sales revenue for these brands have declined. As a result, the Company concluded that the Carpet Fresh and X-14 trade names should no longer be considered to have indefinite lives. The Company determined the estimated remaining economic lives of the Carpet Fresh and X-14 trade names based on future forecasted cash flows for these brands. The Company expects that the Carpet Fresh and X-14 brands will generate cash flows for at least the next 13 years and 8 years, respectively, which are the periods over which these trade names will be amortized on a straight-line basis beginning in fiscal year 2010.

The Company determined that no indicators of impairment existed related to the Spot Shot and 2000 Flushes brands as of August 31, 2009. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired.

Negative changes in the Company’s assumptions and estimates, such as royalty rates, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in impairment of the indefinite-lived intangible assets related to its Spot Shot and 2000 Flushes brands.

The Company will continue to closely monitor events and circumstances that could result in impairment of the indefinite-lived intangible assets related to the Spot Shot and 2000 Flushes brands. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by the Company in assessing the appropriate valuation of its indefinite-lived intangible assets, could in the future require the Company to record further impairment charges.

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

The Company cannot be sure that its operating results and net earnings will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	Significant increases in the costs of finished goods, components, raw materials and/or transportation;

•	The impact of general economic conditions in the U.S. and in other countries in which the Company currently does business;

•	Consumer and customer reaction to sales price increases;

•	Changes in product sales pricing by the Company or its competitors;

•	The introduction of new products and line extensions by the Company or its competitors;

•	The mix of products with varying profitability sold in a given period;

•	The mix of products sold within different channels and countries with varying profitability in a given period;

•	The Company’s ability to control internal costs;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	The availability and cost of debt financing;

•	The ability of the Company to execute its strategies and to maintain and enhance profits in the face of a consolidating retail environment;

•	The ability of the Company to achieve its business plans, including sales volume growth and sales pricing plans, as a result of high levels of competitive activity;

•	The ability of the Company to maintain key customer relationships;

•	The ability of the Company to generate expected cost savings and efficiencies;

•	The ability of the Company to maintain the value of its brands;

•	The ability of major customers and other debtors to meet their obligations as they come due;

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	The Company’s reliance on brokers for the grocery channel;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	Substantial costs associated with regulatory compliance;

•	The ability of the Company to attract and retain qualified personnel;

•	Expenses for impairment of goodwill, trade names and other intangible assets and equity investments in excess of projections;

•	Expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	The ability to maintain the overall quality of new and existing products;

•	The ability of the Company to penetrate and grow domestic and international markets and distribution channels;

•	The ability of the Company to manage the impact of foreign currency exchange rate fluctuations;

•	The impact of foreign import and export restrictions or other trade regulations;

•	Changes to cash flow resulting from the Company’s operating results, tax payments, tax settlements, debt repayments and share repurchases;

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	Changes in accounting policies and accounting standards;

•	The impact of any litigation or product liability claims; and

•	Fluctuations in federal, state, local and foreign taxes.

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

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, may negatively impact the Company’s future results of operations.

The Company’s performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including the Company’s multi-purpose maintenance products and homecare and cleaning products, generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations.

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

Significant judgment is required in determining the Company’s effective tax rate and in evaluating tax positions. Effective September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109 (FIN 48). The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Changes in uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 11 – Income Taxes of the notes to the consolidated financial statements included in Item 15 of this report.

Business development activities may not be successful.

The Company may seek to increase growth through business development activities such as acquisitions, joint ventures or other strategic partnerships. However, if the Company is not able to successfully integrate acquired products or manage joint ventures or other strategic partnerships, the Company may not be able to maximize these opportunities. Rather, the failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s business, financial condition and results of operations.

One of the Company’s strategies is to increase its sales volumes, earnings and the markets it serves through acquisitions of, joint ventures with or other strategic partnerships with other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able to successfully integrate future acquisitions into its operations. In addition, there can be no assurance that business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets and/or increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s business development activities diminish in the future, the Company may be required to record write-downs of goodwill, intangible assets or other assets associated with such activities, which could also adversely affect the Company’s business, financial condition and results of operations.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

The Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. The past acquisitions have been funded to a large extent by debt. In order to service the debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company is required by covenants within the loan agreements to maintain certain financial ratios and compliance with other financial terms.

In December 2006, the Company increased its regular quarterly cash dividend from $0.22 to $0.25 per share. However, if operating income is not sufficient to properly service the debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing by incurring additional debt or through the sale of equity securities, or the Company might be required to reduce dividends. The Company may also incur substantial additional debt in the future for other reasons, including acquisitions or other business development activities. To the extent that the Company is required to seek additional financing by incurring more debt or selling equity securities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If new debt is added to current debt levels, the Company’s related risks could intensify.

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

The Company reevaluates its insurance coverage annually. From time to time, insurance contracts may be much more expensive, less protective or even unavailable. In such a case, the Company may decide to decrease its levels of insurance coverage, thereby undertaking additional risk.

Product liability claims and other litigation could adversely affect the Company’s sales and operating results.

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

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries throughout Europe; and the Marketing Distributor model, in which products are sold to exclusive marketing distributors who in turn sell to wholesalers and retailers. The Marketing Distributor model is generally used in certain countries where the Company does not have direct company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, the Company could be at risk until such time as a suitable replacement can be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have an adverse material effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have an adverse material effect on the Company’s business, financial condition and results of operations.

The operations of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations of the Company and its suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquakes, hurricanes, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers, supply chain disruptions, increased costs for finished goods, components and/or raw materials or suspension of operations, any of which could have an adverse effect on the Company’s business, financial condition and results of operations.

Failure to meet or exceed market expectations could adversely affect the Company’s stock price.

The market price of the Company’s stock is based, in part, on market expectations for the Company’s financial performance, including sales growth, earnings per share and cash flows. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline.

The Company’s continued growth and expansion and increased reliance on third-party service providers could adversely affect its internal control over financial reporting which could harm its business and financial results.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records in reasonable detail that accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement in the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in global markets will place additional significant pressure on the Company’s system of internal control over financial reporting. Moreover, the Company increasingly engages the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis or to detect and prevent fraud.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, located at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida, a research and development office in Springfield, New Jersey and office space in Toronto, Ontario, Canada. The Company owns a warehouse facility in Memphis, Tennessee which it leases to an unrelated third party.

Europe

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, located in Milton Keynes, United Kingdom. In addition, the Company leases space for its branch offices in Germany, France, Spain and Italy.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia and Shanghai, China. The Company also leases office space for a regional office in Kuala Lumpur, Malaysia.

Item 3. Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach ATBCs are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has appealed the District Court’s decision, and the case was argued at the appellate level in April 2009. On August 19, 2009, the Ninth District Court of Appeals affirmed the District Court’s certification decision, and on September 10, 2009, the case was remanded to the District Court. The Company intends to seek dismissal of the case and anticipates that it is no longer reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2009:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	53	1997	President and Chief Executive Officer
Jay W. Rembolt	58	2008	Vice President, Chief Financial Officer and Treasurer
Michael J. Irwin	46	2008	Executive Vice President, Strategic Development
Graham P. Milner	55	2002	Executive Vice President, Global Development and Chief Branding Officer
Michael L. Freeman	56	2002	Division President, The Americas
Geoffrey J. Holdsworth	47	1996	Managing Director, WD-40 Company (Australia) Pty. Limited and Shanghai Wu Di Trading Company Limited
William B. Noble	51	1996	Managing Director, WD-40 Company Ltd. (U.K.)

Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and held several senior management positions prior to his election as Chief Executive Officer in 1997.

Mr. Rembolt joined the Company in December 1997 as Manager, Financial Services. He was promoted to Controller in May 1999 and to Vice President, Finance/Controller in May 2001. Mr. Rembolt was promoted to his current position of Vice President, Chief Financial Officer and Treasurer in April 2008.

Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing, The Americas. In April 1998, he was promoted to Vice President, Marketing, The Americas. He was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001 and in September 2002, he was named Executive Vice President. Mr. Irwin was named Executive Vice President, Strategic Development in April 2008.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices per share of the Company’s common stock for the quarterly periods indicated, which correspond to the Company’s quarterly fiscal periods for financial reporting purposes, as reported by the NASDAQ Global Select Market.

	Fiscal Year 2009			Fiscal Year 2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$40.00	$23.06	$0.25	$40.70	$33.45	$0.25
Second Quarter	$28.88	$23.06	$0.25	$42.70	$30.87	$0.25
Third Quarter	$28.24	$21.81	$0.25	$35.57	$28.91	$0.25
Fourth Quarter	$31.78	$25.37	$0.25	$38.36	$26.50	$0.25

On October 12, 2009, the last reported sale price of the Company’s common stock on the NASDAQ Global Select Market was $31.87 per share, and there were 16,547,081 shares of common stock outstanding held by approximately 1,090 holders of record.

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

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2009	2008	2007	2006	2005
Net sales	$292,002	$317,118	$307,816	$286,916	$263,227
Cost of products sold	147,469	168,848	158,954	148,516	133,833

Gross profit	144,533	148,270	148,862	138,400	129,394
Operating expenses	104,688	105,574	99,846	92,378	81,974

Income from operations	39,845	42,696	49,016	46,022	47,420
Interest and other expense, net	(1,521)	(697)	(1,841)	(3,164)	(4,555)

Income before income taxes	38,324	41,999	47,175	42,858	42,865
Provision for income taxes	12,037	14,377	15,641	14,746	15,067

Net income	$26,287	$27,622	$31,534	$28,112	$27,798

Earnings per common share:
Basic	$1.59	$1.66	$1.85	$1.67	$1.67
Diluted	$1.58	$1.64	$1.83	$1.66	$1.65
Dividends per share	$1.00	$1.00	$0.97	$0.88	$0.84
Total assets	$262,617	$270,673	$283,186	$268,475	$254,253
Long-term obligations (1)	$41,456	$52,118	$61,057	$69,077	$77,487

(1)	Long-term obligations include long-term debt, long-term deferred tax liabilities, net and deferred employee benefits and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Liquidity and Capital Resources, Stock-based Compensation, Critical Accounting Policies, Recently Issued Accounting Pronouncements, Transactions with Related Parties and Forward-Looking Statements. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the related notes included in Item 15 of this report.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market two multi-purpose maintenance products, WD-40® and 3-IN-ONE®, and eight homecare and cleaning products, X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Our strategic initiatives include: (i) expanding geographically in countries where end users continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products segment by diverting a significant amount of our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) exploring the opportunities for the WD-40 brand and gaining a better understanding of consumer needs and how the brand can meet those needs.

Highlights

•

Consolidated net sales and net income decreased 8% and 5%, respectively, for fiscal year 2009 compared to fiscal year 2008 primarily due to the unfavorable impact of changes in foreign currency exchange rates. On a constant currency basis, net sales and net income would have increased 2% and 11%, respectively. Note that our constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars utilizing the exchange rates in effect for the prior fiscal year.

•

Sales of multi-purpose maintenance products decreased 5% for fiscal year 2009 compared to fiscal year 2008 due to sales declines of 12% in both the Europe and Asia-Pacific segments, partially offset by a sales increase of 3% in the Americas segment. The fiscal year 2009 sales decline in the Europe segment was due solely to the impact of changes in foreign currency exchange rates. In local currency, the Europe segment experienced a 12% increase in sales of multi-purpose maintenance products for fiscal year 2009. The fiscal year 2009 sales decline in the Asia-Pacific segment was due to general economic conditions.

•

The categories in which our homecare and cleaning products are sold are very competitive by nature. Sales of our homecare and cleaning products decreased 18% for fiscal year 2009 compared to fiscal year 2008 as a result of sales decreases in the Americas, Asia-Pacific and Europe segments of 19%, 15% and 12%, respectively. The fiscal year 2009 sales decline in the Americas segment was due to several factors, including lost distribution, competition and general economic conditions. The fiscal year 2009 sales declines in the Europe and Asia-Pacific segments were due solely to the impact of the changes in foreign currency exchange rates. In local currency, the Europe and Asia-Pacific segments experienced increases of 11% and 6%, respectively, in sales of homecare and cleaning products.

•

In fiscal year 2009, we continued to face a challenging cost environment, largely driven by cost pressures related to components and raw materials. In response to the rise in costs, we implemented worldwide sales price increases on certain products and aggressively managed costs through a wide range of cost savings projects, including our sourcing and supply chain activities, which include more efficient sourcing of raw materials and transportation costs. In addition to price increases, we continue to address the rising costs through innovation and margin enhancement strategies.

•

We increased our gross profit as a percentage of net sales to 49.5% for fiscal year 2009 from 46.8% for fiscal year 2008, primarily due to the impact of worldwide sales price increases implemented on certain products during fiscal year 2009.

•

During fiscal year 2009, we recorded impairment charges of $6.7 million on indefinite-lived intangible assets related to our Carpet Fresh and X-14 trade names. These impairment charges were triggered by the declines in profit margins and forecasted sales revenue for the Carpet Fresh and X-14 brands resulting primarily from lost distribution in the U.S. and our strategic decision to divert our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products.

Results of Operations

Fiscal Year Ended August 31, 2009 Compared to Fiscal Year Ended August 31, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the fiscal years ended August 31, 2009 and 2008 (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$225,098	$235,898	$(10,800)	(5)%
Homecare and cleaning products	66,904	81,220	(14,316)	(18)%

Total net sales	292,002	317,118	(25,116)	(8)%
Cost of products sold	147,469	168,848	(21,379)	(13)%

Gross profit	144,533	148,270	(3,737)	(3)%
Operating expenses	104,688	105,574	(886)	(1)%

Income from operations	$39,845	$42,696	$(2,851)	(7)%

Net income	$26,287	$27,622	$(1,335)	(5)%

Earnings per common share – diluted	$1.58	$1.64	$(0.06)	(4)%

Net Sales by Segment

The following table summarizes net sales by segment for the fiscal years ended August 31, 2009 and 2008 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Americas	$168,381	$176,885	$(8,504)	(5)%
Europe	97,518	110,504	(12,986)	(12)%
Asia-Pacific	26,103	29,729	(3,626)	(12)%

	$292,002	$317,118	$(25,116)	(8)%

Americas

The following table summarizes net sales by product line for the Americas segment for the fiscal years ended August 31, 2009 and 2008 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$115,095	$111,368	$3,727	3%
Homecare and cleaning products	53,286	65,517	(12,231)	(19)%

	$168,381	$176,885	$(8,504)	(5)%

% of consolidated net sales	58%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $168.4 million, down $8.5 million, or 5%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year. Changes in foreign currency exchange rates in Canada for the fiscal year ended August 31, 2009 compared to the prior fiscal year had an unfavorable impact on sales. Sales in the Americas segment for the fiscal year ended August 31, 2009 translated at the exchange rates in effect for the prior fiscal year would have been $170.3 million. Thus, on a constant currency basis, sales would have decreased by $6.6 million, or 4%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment for the fiscal year ended August 31, 2009 increased 3% compared to the prior fiscal year. This increase was primarily due to a 4% sales increase in the U.S. as a result of sales price increases and additional promotional activities during the first quarter of fiscal year 2009, partially offset by the negative impact of customers reducing inventory levels during the second and third quarters of the fiscal year in response to general economic conditions. Canada experienced a 12% sales decrease for fiscal year 2009 compared to the prior fiscal year primarily due to the unfavorable impact of changes in foreign currency exchange rates. Latin America experienced a 6% sales increase for fiscal year 2009 compared to the prior fiscal year due to sales price increases, promotional activities and increased distribution with new customers.

Sales of homecare and cleaning products in the Americas segment decreased 19% for the fiscal year ended August 31, 2009 compared to the prior fiscal year due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of Carpet Fresh and automatic toilet bowl cleaners which were down 33% and 23%, respectively, compared to the prior fiscal year. Sales declines in homecare and cleaning product brands were the result of several factors, including lost distribution, the effect of competitive factors and challenges due to general economic conditions. See discussion of the impairment of certain of the indefinite-lived intangible assets related to our homecare and cleaning products beginning on page 27 of this report.

For the Americas segment, 84% of sales came from the U.S., and 16% came from Canada and Latin America for each of the fiscal years ended August 31, 2009 and 2008.

Europe

The following table summarizes net sales by product line for the Europe segment for the fiscal years ended August 31, 2009 and 2008 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$88,153	$99,826	$(11,673)	(12)%
Homecare and cleaning products	9,365	10,678	(1,313)	(12)%

	$97,518	$110,504	$(12,986)	(12)%

% of consolidated net sales	33%	35%

Sales in the Europe segment decreased to $97.5 million, down $13.0 million, or 12%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2009 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2009 translated at the exchange rates in effect for the prior fiscal year would have been $123.4 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $12.9 million, or 12%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 11% for the fiscal year ended August 31, 2009 compared to the prior fiscal year and accounted for 69% of the segment’s sales, compared to 68% of the segment’s sales for the prior fiscal year. For the fiscal year ended August 31, 2009, we experienced sales declines in U.S. dollars throughout the Europe segment as follows: Italy, 18%; Spain/Portugal, 18%; U.K., 12%; German sales region, 11%; and France, 1%.

While most of the countries throughout the Europe segment experienced sales declines during fiscal year 2009 as customers reduced inventory levels in response to general economic conditions, the U.K. and France, which represented 37% and 19% of the total direct sales in the Europe segment, respectively, experienced sales growth of 11% and 12%, respectively, in their respective local currencies for the fiscal year ended August 31, 2009 compared to the prior fiscal year. The sales growth in the U.K. was due to increased sales across all brands, which include WD-40, 3-IN-ONE and 1001, due to the timing of promotional activities. The sales growth in France was driven by the continued sales growth of WD-40 Smart Straw and the 3-IN-ONE Pro product line. In addition, both the U.K. and France benefitted from new distribution gained during fiscal year 2009 compared to the prior fiscal year. However, the unfavorable impact of changes in foreign currency exchange rates year over year more than offset the sales growth in local currencies in the U.K. and France.

In the countries in which we sell through local distributors, sales decreased 14% for the fiscal year ended August 31, 2009 compared to the prior fiscal year due to the impact of customers across all trade channels reducing inventory levels, particularly during the second and third quarters of fiscal year 2009, in response to general economic conditions, the timing of promotional activities and the unfavorable impact of changes in foreign currency exchange rates year over year. The distributor market accounted for approximately 31% of total Europe segment sales for the fiscal year ended August 31, 2009, compared to 32% of total Europe segment sales for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the fiscal years ended August 31, 2009 and 2008 (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$21,850	$24,704	$(2,854)	(12)%
Homecare and cleaning products	4,253	5,025	(772)	(15)%

	$26,103	$29,729	$(3,626)	(12)%

% of consolidated net sales	9%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $26.1 million, down $3.6 million, or 12%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2009 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2009 translated at the exchange rates in effect for the prior fiscal year would have been $28.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.4 million, or 5%, for the fiscal year ended August 31, 2009 compared to the prior fiscal year.

Sales in Asia, which represented 64% of total sales in the Asia-Pacific segment, decreased 11% for the fiscal year ended August 31, 2009 compared to the prior fiscal year primarily due to lower sales of multi-purpose maintenance products across most of the Asia region, including China, Indonesia, Singapore, Malaysia and Taiwan. Sales in China decreased by $1.0 million, or 17%, representing 46% of the total decrease in the Asia region, while sales across the rest of the Asia region decreased 9%. Although China and many of the markets throughout the Asia region experienced strong sales during the first quarter of fiscal year 2009, they were unable to fully recover from the sales declines experienced during the remainder of the fiscal year due to the negative impact of general economic conditions.

Sales in Australia decreased 14% for the fiscal year ended August 31, 2009 compared to the prior fiscal year due to the unfavorable impact of foreign currency exchange rates. On a constant currency basis, sales would have increased by 7% for the fiscal year ended August 31, 2009 compared to the prior fiscal year due to sales price increases implemented during the first quarter of fiscal year 2009, increased promotional activities and new distribution across all trade channels.

Gross Profit

Gross profit was $144.5 million, or 49.5% of net sales, for fiscal year 2009, compared to $148.3 million, or 46.8% of net sales, for fiscal year 2008. The increase in gross profit as a percentage of net sales was due to worldwide sales price increases implemented during the first quarter of fiscal year 2009, partially offset by higher costs of products, the timing of advertising, promotional, and other discounts, and the closeout of slow moving inventory during fiscal year 2009.

To combat the higher costs of products, we implemented worldwide sales price increases on certain products which added approximately 4.7 percentage points to our gross profit percentage for fiscal year 2009.

The increase in cost of products, which had a negative impact on gross profit percentage of 1.4 percentage points, was due primarily to the increase in costs for components and raw materials, including aerosol cans, during the fiscal year ended August 31, 2009. The higher costs for aerosol cans negatively impacted our gross profit percentage by 1.5 percentage points for the fiscal year ended August 31, 2009. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009 primarily due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market. While the cost of steel on the spot market has experienced recent declines, the cost of aerosol cans has not benefited from this recent trend. Partially offsetting these cost increases were the lower costs for petroleum-based products, which positively impacted our gross profit percentage by 0.1 percentage points. In addition, changes in foreign currency exchange rates in the Europe segment negatively impacted our gross profit percentage by 0.6 percentage points, while cost benefits related to product conversions and sourcing changes in the U.S. during last fiscal year’s fourth quarter positively impacted gross profit percentage by 0.8 percentage points during the fiscal year ended August 31, 2009.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross profit percentage from period to period. Such shift in product and customer mix negatively impacted our gross profit percentage by 0.4 percentage points for the fiscal year ended August 31, 2009. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the fiscal year ended August 31, 2009, advertising, promotional and other discounts increased compared to the prior fiscal year, negatively impacting gross profit percentage by 0.1 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during fiscal year 2009 was subject to promotional allowances in response to general economic conditions.

Also negatively impacting our gross profit percentage for the fiscal year ended August 31, 2009 was the closeout of slow-moving inventory, which had a negative impact on gross profit percentage of 0.3 percentage points.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $13.3 million and $18.1 million for the fiscal years ended August 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2009 decreased to $78.1 million from $83.8 million for the prior fiscal year. However, as a percentage of net sales, SG&A expenses increased to 26.7% for the fiscal year ended August 31, 2009 from 26.4% for the prior fiscal year. The decrease in SG&A expenses was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the prior fiscal year decreased SG&A expenses by $7.8 million for the fiscal year ended August 31, 2009. Thus, on a constant currency basis, SG&A expenses for the fiscal year ended August 31, 2009 would have been $85.9 million for an increase of $2.1 million, or 3%, over the prior fiscal year. Freight costs decreased $3.2 million due to reduced fuel costs, improved shipping efficiencies and lower sales revenue. Partially offsetting these decreases were increases in employee-related costs, research and development costs and other miscellaneous expenses. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $4.1 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Research and development costs increased $1.1 million due to the timing of new product development activity. Other miscellaneous expenses, including stock-based compensation, professional services costs and bad debt expense, increased by $0.1 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs were $4.8 million for the fiscal year ended August 31, 2009, compared to $3.6 million for the prior fiscal year. This increase was due to our increased investment in research and development in support of our strategic initiative to maximize our position in the multi-purpose maintenance products segment by diverting our research and development resources from our homecare and cleaning products to our multi-

purpose maintenance products. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $19.5 million for the fiscal year ended August 31, 2009 compared to $19.8 million for the prior fiscal year. However, as a percentage of net sales, such expenses increased to 6.7% for the fiscal year ended August 31, 2009 from 6.3% for the prior fiscal year. The decrease in these expenses was due to the timing of investment in advertising activities, partially offset by the favorable impact of changes in foreign currency exchange rates year over year. On a constant currency basis, advertising and sales promotion expenses for the fiscal year ended August 31, 2009 would have been $21.5 million for an increase of $1.7 million, or 9%, over the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the fiscal year ended August 31, 2009, total promotional costs recorded as a reduction to sales were $18.4 million compared to $18.9 million for the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $37.9 million and $38.7 million for the fiscal years ended August 31, 2009 and 2008, respectively.

Amortization of Definite-lived Intangible Asset Expense

Amortization of our definite-lived intangible asset was $0.5 million and $0.6 million for fiscal years 2009 and 2008, respectively. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in Pound Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, any fluctuations in amortization from period to period are the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets Expense

During the second quarter of fiscal year 2009, we performed our annual impairment test of goodwill and indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value. We also determined that each of the indefinite-lived intangible assets related to our homecare and cleaning product brands, with the exception of the indefinite-lived intangible asset related to the Carpet Fresh brand, was not impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, we concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from our strategic decision to divert our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third quarter of fiscal year 2009, we evaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that actual sales revenue for the Carpet Fresh, X-14,

2000 Flushes and Spot Shot brands did not meet our forecasted sales revenue for the quarter ended May 31, 2009, partially due to adverse economic conditions. As a result, we tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

During the fourth quarter of fiscal year 2009, we reevaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed related to the Carpet Fresh and X-14 brands due to a further decline in forecasted sales revenue as a result of additional lost distribution in the U.S. and further diversion of research and development resources from our homecare and cleaning products to our multi-purpose maintenance products. As a result, we tested the indefinite-lived intangible assets related to the Carpet Fresh and X-14 trade names for impairment and concluded that they were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009. We determined that no indicators of impairment existed related to the Spot Shot and 2000 Flushes brands as of August 31, 2009. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the fiscal years ended August 31, 2009 and 2008 (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	Change
Interest expense, net	$2,064	$1,679	$385
Other income, net	$543	$982	$(439)
Provision for income taxes	$12,037	$14,377	$(2,340)

Interest Expense, Net

Interest expense, net increased by $0.4 million for fiscal year 2009 compared to the prior fiscal year due primarily to a decrease in interest income due to lower interest rates during fiscal year 2009 compared to the prior fiscal year. Partially offsetting the lower interest income was a decrease in interest expense due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2008 and 2007.

Other Income, Net

Other income, net decreased by $0.4 million for fiscal year 2009 compared to the prior fiscal year due primarily to foreign currency exchange losses in the Europe segment.

Provision for Income Taxes

The provision for income taxes was 31.4% of income before income taxes for fiscal year 2009, a decrease from 34.2% for the prior fiscal year. The decrease in the effective tax rate was primarily due to a California tax law enacted during the second quarter of fiscal year 2009. The change resulted in the revaluation of our deferred tax assets and liabilities as of the law’s effective date. The rate also decreased due to the impact of increasing income from foreign operations taxed at lower rates, benefits associated with the payout of a retired officer’s life insurance policy, and the renewal of the research and development credit for the prior fiscal year’s activities. The total impact of these items was a tax benefit of approximately $0.8 million for the fiscal year ended August 31, 2009.

Net Income

Net income was $26.3 million, or $1.58 per common share on a fully diluted basis, for fiscal year 2009 compared to $27.6 million, or $1.64 per common share on a fully diluted basis, for the prior fiscal year. The change in foreign currency exchange rates year over year had an unfavorable impact on net income for fiscal year 2009. On a constant currency basis, net income would have increased by $3.2 million, or 11%, for fiscal year 2009 compared to fiscal year 2008.

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

Sales in the Americas segment which includes the U.S., Canada and Latin America, decreased to $176.9 million, down $10.2 million, or 5%, for fiscal year 2008 compared to fiscal year 2007. Changes in foreign currency exchange rates for fiscal year 2008 compared to fiscal year 2007 positively impacted sales. Sales for fiscal year 2008 translated at exchange rates for fiscal year 2007 would have been $175.4 million in the Americas segment. Thus, on a constant currency basis, sales would have decreased by $11.7 million, or 6%, for fiscal year 2008 compared to fiscal year 2007.

Sales of multi-purpose maintenance products in the Americas were essentially flat for fiscal year 2008 compared to fiscal year 2007 due partially to decreased WD-40 sales in the U.S., where sales declined by 3%. WD-40 sales in the U.S. declined as customers reduced inventory levels and in-store promotional activities in response to the slowing U.S. economy. In addition, due to supply constraints related to the distribution of the WD-40 Smart Straw, promotional activities associated with the Company’s conversion to the Smart Straw format scheduled for late fiscal year 2008 were delayed until fiscal year 2009. The decrease in WD-40 sales in the U.S. was offset by increased WD-40 sales in Latin America and Canada of 19% and 6%, respectively. Growth in Latin America was primarily due to new distribution and increased promotional activity, while growth in Canada was due to increased promotional activity during fiscal year 2008 compared to fiscal year 2007.

Sales of homecare and cleaning products in the Americas for fiscal year 2008 were down $10.6 million, or 14%, compared to fiscal year 2007 due primarily to declines in the U.S. where sales decreased across all homecare and cleaning product brands. These declines were the result of several factors, including decreased distribution, declining categories, the effect of competitive factors and temporary manufacturing disruptions, the latter of which resulted in lost sales of over $1.0 million.

For the Americas segment, 84% of sales came from the U.S., and 16% came from Canada and Latin America for fiscal year 2008, similar to the distribution for fiscal year 2007 when 86% of sales came from the U.S. and 14% came from Canada and Latin America.

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

Sales in Europe increased to $110.5 million, up $14.0 million, or 15%, for fiscal year 2008 compared to fiscal year 2007. Changes in foreign currency exchange rates for fiscal year 2008 compared to fiscal year 2007 contributed to the growth of sales. Sales for fiscal year 2008 translated at the exchange rates in effect for fiscal year 2007 would have been $108.1 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $11.6 million, or 12%, for fiscal year 2008 compared to fiscal year 2007.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets increased 11% for fiscal year 2008 compared to fiscal year 2007 and accounted for 68% and 70% of the segment’s sales for fiscal years 2008 and 2007, respectively. For fiscal year 2008, we experienced sales increases in U.S. dollars throughout the Europe segment as follows: France, 35%; Italy, 25%; the German sales region, 19% and Spain/Portugal, 9%, while we experienced a decrease in sales in the U.K. of 3% for fiscal year 2008 compared to fiscal year 2007.

The sales growth in France was the result of the continued growth of the WD-40 brand, including the WD-40 Smart Straw, as well as increased distribution of the 3-IN-ONE Professional line of products. The sales growth in Italy was also the result of increased awareness and penetration of the WD-40 brand and the continued growth of the WD-40 Smart Straw. The increased sales in the sales region which includes Germany, the Netherlands, Denmark and Austria were due to the continued growth and distribution of the WD-40 Smart Straw and the further development of direct sales in the region compared to fiscal year 2007. The increase in sales in Spain/Portugal was due to the continued growth and penetration of the WD-40 and 3-IN-ONE brands. The decrease in sales in the U.K. was due primarily to less promotional activity and increased competition related to the 1001 brand.

In the countries in which we sell through local distributors, sales increased 22% for fiscal year 2008 compared to fiscal year 2007 due primarily to the continued growth in Eastern and Northern Europe and the Middle East. The distributor market accounted for approximately 32% of the total Europe segment sales for fiscal year 2008 compared to 30% of total Europe segment sales for fiscal year 2007.

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

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $29.7 million, up $5.5 million, or 23%, for fiscal year 2008 compared to fiscal year 2007. Changes in foreign currency exchange rates compared to the prior fiscal year contributed to the growth of sales. Sales for fiscal year 2008 translated at the exchange rates in effect for fiscal year 2007 would have been $28.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.9 million, or 16%, for fiscal year 2008 compared to fiscal year 2007.

Sales in Australia increased 21% for fiscal year 2008 compared to fiscal year 2007 primarily due to sales growth of WD-40 and No Vac products. Sales of WD-40 were up as a result of the continuing broad distribution of the brand across all trade channels, while also benefiting from account specific promotional activity with key customers. No Vac sales were up as a result of promotional activity as well as increased distribution as the brand continued to gain market share in Australia’s growing aerosol rug and room deodorizer category.

Sales in Asia increased 24% for fiscal year 2008 compared to fiscal year 2007 primarily due to increased WD-40 sales to customers across the entire region, including China, Indonesia, Korea, Taiwan and Malaysia. The increase in sales was the result of both increased promotional activity as well as the continued growth in awareness and penetration of the brand. Sales in China also benefited from the continued development of direct sales activity. Historically, we have sold to Asia through third-party marketing distributors. However, to accelerate the growth in this region, we began direct operations in China during fiscal year 2007. Sales across other parts of the Asian region were also up, including in the Philippines, Japan, India and Thailand.

Gross Profit

Gross profit was $148.3 million, or 46.8% of net sales, for fiscal year 2008, compared to $148.9 million, or 48.4% of net sales, for fiscal year 2007. As a percentage of net sales, gross profit decreased by 1.6 percentage points as we continued to experience increases in costs of products sold, which negatively affected gross margins in all of our regions. The rise in costs of products was due to the significant increase in costs for components and raw materials, including aerosol cans and petroleum-based products.

Losses associated with VML Company L.L.C. (VML), a former related-party contract manufacturer, also negatively impacted gross profit. These losses were the result of manufacturing inefficiencies at VML and were recorded as a component of cost of products sold.

In addition to rising costs and losses associated with VML, short-term costs associated with product conversions and sourcing changes in the U.S. also negatively impacted gross profit during fiscal year 2008. Product conversions related to WD-40 aerosol products and automatic-toilet bowl cleaners resulted in obsolete packaging and other components that were expensed in cost of products sold.

To combat the rise in costs discussed above, we implemented worldwide price increases on certain products. These price increases added approximately 1.1 percentage points to our gross margin percentage for fiscal year 2008. However, this benefit was more than offset by cost increases.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During fiscal year 2008, advertising, promotional and other discounts increased compared to fiscal year 2007, negatively impacting gross margin by 0.8 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during fiscal year 2008 was subject to promotional allowances due to the overall increase in promotional activity.

Note that our gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $18.1 million and $16.3 million for fiscal years 2008 and 2007, respectively.

Selling, General and Administrative Expenses

SG&A expenses for fiscal year 2008 increased to $83.8 million, or 26.4% of net sales, from $78.5 million, or 25.5% of net sales, for fiscal year 2007. The increase in SG&A expenses was largely attributable to increases in employee-related costs, outbound freight costs, the impact of foreign currency translation, professional services costs, stock-based compensation expense and other miscellaneous expenses. Employee-related costs, which include salaries, profit sharing, bonus and other fringe benefits, increased by $0.8 million for fiscal year 2008 compared to fiscal year 2007. This increase was primarily due to an increase in salaries and fringe benefit expenses of $2.0 million as a result of annual compensation increases and additional staffing to support the continued growth of international operations. Partially offsetting the increase in salaries and fringe benefit expenses was a decrease in the bonus accrual of $1.2 million, as many regions achieved lower profit and other performance metrics for fiscal year 2008 compared to fiscal year 2007. Outbound freight costs increased $1.5 million due to the increase in sales as well as higher fuel costs. Changes in foreign currency exchange rates year over year increased SG&A expenses by $1.3 million for fiscal year 2008. Thus, on a constant currency basis, SG&A expenses for fiscal year 2008 would have been $82.5 million for an increase of $4.0 million, or 5%, over fiscal year 2007. Costs for professional services increased $0.6 million due to increased legal and information technology costs. Stock-based compensation increased $0.5 million due to the increased number of stock options and restricted stock units granted in fiscal year 2008 compared to fiscal year 2007. In addition, other miscellaneous expenses increased $0.6 million in fiscal year 2008 compared to fiscal year 2007.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs were $3.6 million in fiscal year 2008 compared to $3.8 million in fiscal year 2007.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses were $19.8 million for fiscal year 2008, down from $20.7 million for fiscal year 2007 and, as a percentage of net sales, decreased to 6.3% for fiscal year 2008 from 6.7% for fiscal year 2007. The decrease was related to the timing of investment in advertising activities for fiscal year 2008 compared to fiscal year 2007. During fiscal year 2008, the Company invested in consumer broadcast and print media advertising to support the 1001 brand in the U.K., but had lower levels of marketing investment in the U.S., as the Company did not repeat its Spot Shot and WD-40 No-Mess Pen consumer broadcast advertising and print media, which the Company invested in during fiscal year 2007.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate year to year based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. During fiscal year 2008, total promotional costs recorded as reductions to sales were $18.9 million, up from $16.7 million for fiscal year 2007. Therefore, our total investment in advertising and sales promotion activities totaled $38.7 million and $37.4 million for fiscal years 2008 and 2007, respectively.

Amortization of Definite-lived Intangible Asset Expense

Amortization of our definite-lived intangible asset was $0.6 million for each of fiscal years 2008 and 2007. The amortization relates to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is being amortized on a straight-line basis over its estimated eight-year life.

Impairment of Indefinite-lived Intangible Assets

During the fourth quarter of fiscal year 2008, we determined that indicators of potential impairment existed related to the X-14 brand due to the decline in forecasted sales revenue resulting from management’s fourth quarter strategic decision to withdraw a number of products from the grocery trade channel. As a result, we tested the X-14 trade name for impairment and concluded that it was impaired by $1.3 million.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the fiscal years ended August 31, 2008 and 2007 (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	Change
Interest expense, net	$1,679	$2,018	$(339)
Other income, net	$982	$177	$805
Provision for income taxes	$14,377	$15,641	$(1,264)

Interest Expense, net

Interest expense, net decreased by $0.3 million for fiscal year 2008 compared to fiscal year 2007. Interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2007 and 2006. The decrease in interest expense was partially offset by a decrease in interest income as a result of lower cash balances and interest rates during fiscal year 2008 compared to fiscal year 2007.

Other Income, net

Other income, net increased by $0.8 million for fiscal year 2008 compared to fiscal year 2007 due primarily to increased foreign currency exchange gains in the Europe segment for the year.

Provision for Income Taxes

The provision for income taxes was 34.2% of income before income taxes for fiscal year 2008, an increase from 33.2% for fiscal year 2007. The increase in the tax rate was primarily due to the one-time benefits from favorable rulings on foreign tax matters and significantly higher non-taxable interest income on municipal bond auction-rate securities in fiscal year 2007. These benefits were partially offset in fiscal year 2008 by the increased benefits of the Internal Revenue Code Section 199 deduction related to qualified domestic production activities and lower foreign tax rates.

Net Income

Net income was $27.6 million, or $1.64 per common share on a fully diluted basis, for fiscal year 2008, compared to $31.5 million, or $1.83 per common share on a fully diluted basis, for fiscal year 2007. The change in foreign currency exchange rates year over year had a positive impact of $0.8 million on net income for fiscal year 2008. Thus, on a constant currency basis, net income for fiscal year 2008 would have decreased by $4.7 million, or 15%, for fiscal year 2008 compared to fiscal year 2007.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $34.6 million for the fiscal year ended August 31, 2009 compared to $29.7 million for the fiscal year ended August 31, 2008. Despite the recent liquidity issues experienced in the global credit and capital markets, we believe we are well positioned to weather the uncertainty due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We are managing all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our undrawn $10 million revolving credit facility, which was obtained in September 2008. At August 31, 2009, we had a total of $46.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at August 31, 2009, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $32.1 million as of August 31, 2009. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011. In accordance with the terms of the fixed-rate term loan, we are required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00.

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

In September 2008, we entered into an unsecured loan agreement for the aforementioned $10 million credit facility, which expires in October 2011. The proceeds of the new credit facility are available for general working capital purposes. The credit facility is currently undrawn, however, outstanding borrowings under the credit facility would accrue interest at either London Interbank Offered Rates (“LIBOR”) plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. The credit facility is subject to the same covenants as required by the term loan agreement.

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

Cash Flows

Operating Activities

Net cash provided by operating activities increased to $34.6 million for fiscal year 2009 from $29.7 million for the prior fiscal year. This increase was due to the increase in net income as adjusted for noncash items such as depreciation and amortization, impairment of indefinite-lived intangible assets and stock-based compensation, and the cash impact of changes in working capital.

Investing Activities

During fiscal year 2009, our cash outflows from investing activities were for capital expenditures, while our cash inflows were proceeds from the sales of property and equipment. Capital expenditures during fiscal year 2009 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment, software and vehicles. For fiscal year 2010, we expect to spend approximately $4.3 million for new capital assets largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

During fiscal year 2009, our cash outflows from financing activities consisted of the repayment of debt and dividend payments, while cash inflows consisted of proceeds from the issuance of common stock.

Working Capital

At August 31, 2009, working capital increased to $72.6 million, up $7.7 million from $64.9 million at August 31, 2008. The current ratio was 2.5 at August 31, 2009, up from 2.2 at August 31, 2008.

Current assets increased to $120.8 million at August 31, 2009, up $1.3 million from $119.5 million at August 31, 2008. Accounts receivable decreased to $48.1 million, down $1.2 million from $49.3 million at August 31, 2008, as a result of the timing of sales. Inventories decreased to $15.9 million, down $2.4 million from $18.3 million at August 31, 2008. Inventory levels were built up at August 31, 2008 due to new product introductions in the U.S. and the acquisition of inventory from one of our contract manufacturers.

Current liabilities were $48.2 million at August 31, 2009, down $6.4 million from $54.6 million at August 31, 2008. Accounts payable and accrued liabilities decreased by $8.9 million due to the timing of payments. Accrued payroll and related expenses increased $1.1 million primarily due to the increase in the bonus accrual since many regions achieved higher profit and other performance metrics for the fiscal year ended August 31, 2009 compared to the prior fiscal year. Income taxes payable increased $1.5 million due to the timing of payments for income taxes.

Dividends

On October 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 30, 2009 to shareholders of record on October 16, 2009. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2009 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Total debt	$32,143	$10,714	$21,429	$—	$—
Interest payments on debt	2,925	1,755	1,170	—	—
Operating leases	2,559	1,365	969	225	—

	$37,627	$13,834	$23,568	$225	$—

The following summarizes other commercial commitments as of August 31, 2009:

•

The Company has relationships with various suppliers, or contract manufacturers, who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on sales forecasts provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory.

•

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2009, such commitments totaled $1.4 million.

•

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2010 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $0.8 million as of August 31, 2009.

At August 31, 2009, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $2.0 million pursuant to FIN 48. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Since the ultimate amount and timing of other potential audit-related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above.

Stock-based Compensation

The Company records compensation expense associated with stock-based equity awards in accordance with SFAS No. 123R, Share-Based Payment (SFAS No. 123R). The Company adopted the modified prospective transition method provided under SFAS No. 123R effective September 1, 2005, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock-based equity awards recognized in fiscal years 2009, 2008 and 2007 included: 1) amortization of expense related to the remaining unvested portion of all stock-based equity awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization of expense related to all stock-based equity awards granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense related to each stock-based equity award granted is amortized on a straight-line basis over the requisite service vesting period for the entire award. The total number of stock-based equity awards expected to vest is adjusted by estimated forfeiture rates. Compensation expense related to the Company’s stock-based equity awards is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.7 million, $2.4 million and $1.9 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.8 million, $0.7 million and $0.6 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

As of August 31, 2009, there was $0.9 million, and $1.6 million of unamortized compensation costs related to non-vested stock option awards and non-vested restricted stock awards, respectively. These costs are expected to be recognized over weighted-average periods of 1.0 year and 2.1 years, respectively.

In fiscal year 2010, the Company expects to primarily grant restricted stock units to employees. The Company has also evaluated the use of other forms of long-term stock-based compensation arrangements. As with all compensation arrangements, the award of stock-based compensation is subject to periodic review.

The Company’s stock-based compensation is more fully described in Note – 12 Stock-based Compensation of the notes to the consolidated financial statements included in Item 15 of this report.

Critical Accounting Policies

The Company’s results of operations and financial condition, as reflected in the Company’s consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Management uses historical experience and other relevant factors when developing estimates and assumptions. These estimates and assumptions are continually evaluated. Note 2 to the Company’s consolidated financial statements included in Item 15 of this report includes a discussion of significant accounting policies. The accounting policies discussed below are the ones management considers critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on our judgment. The Company’s financial results may have been different if different assumptions had been used or other conditions had prevailed. The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

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

Accounting for Sales Incentives

The Company records sales incentives as a reduction of sales in its consolidated statements of operations. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space and/or favorable display positions in their stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive liabilities requires the Company to use judgment for estimates that include current and past trade-promotion spending patterns, status of trade-promotional activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the actual promotion rates fluctuate from the estimated rate. If the Company’s accrual estimates for sales incentives at August 31, 2009 were to differ by 10%, the impact on net sales would be approximately $0.6 million.

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

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes, Special Areas. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. The Company reassesses this determination each reporting period. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Valuation of Goodwill and Other Indefinite-Lived Intangible Assets

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for possible impairment in accordance with SFAS No. 142. We assess possible impairments of goodwill and other intangible assets at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model which is a two-step process. First, the book value of the Company’s net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

The Company tests for impairment of intangible assets with indefinite useful lives based on a discounted cash flows approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For its indefinite-lived intangible assets, an impairment loss is recognized when the fair value of the asset is less than its carrying amount and is measured as the amount by which the asset’s carrying amount exceeds its fair value.

Events and circumstances that we consider important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the Company’s strategy for its overall business or use of the acquired assets;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated technological change or competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by governments and courts.

When there is indication that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value. When there is an indication of impairment of goodwill, an impairment loss is recognized to the extent that the carrying amount of the goodwill exceeds its implied fair value.

During the second quarter of fiscal year 2009, we performed our annual impairment test of goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142. Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2009. We also determined that each of the indefinite-lived intangible assets related to our homecare and cleaning products, with the exception of the Carpet Fresh brand, was not impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, we concluded that the

Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue resulted from our strategic decision to divert our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning products, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third quarter of fiscal year 2009, we evaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that actual sales revenue for the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands did not meet our forecasted sales revenue for the quarter ended May 31, 2009, partially due to adverse economic conditions. As a result, we tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

During the fourth quarter of fiscal year 2009, we reevaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed related to the Carpet Fresh and X-14 brands due to a further decline in forecasted sales revenue as a result of additional lost distribution in the U.S. and further diversion of research and development resources from our homecare and cleaning products to our multi-purpose maintenance products. As a result, we tested the indefinite-lived intangible assets related to the Carpet Fresh and X-14 trade names for impairment and concluded that they were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009. As a result, the remaining carrying amounts of the Carpet Fresh and X-14 trade names were $2.8 million and $0.3 million, respectively, as of August 31, 2009.

As a result of lost distribution and our strategic decision to divert research and development resources from our Carpet Fresh and X-14 brands, forecasted sales revenue for these brands have declined. As a result, we concluded that the Carpet Fresh and X-14 trade names should no longer be considered to have indefinite lives. We determined the estimated remaining economic lives of the Carpet Fresh and X-14 trade names based on future forecasted cash flows for the brands. We expect that the Carpet Fresh and X-14 brands will generate cash flows for at least the next 13 years and 8 years, respectively, which are the periods over which these trade names will be amortized on a straight-line basis beginning in fiscal year 2010.

We determined that no indicators of impairment existed related to the Spot Shot and 2000 Flushes brands as of August 31, 2009. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired.

We performed a sensitivity analysis on the significant assumptions and estimates used in the valuation of the indefinite-lived intangible assets related to the Spot Shot and 2000 Flushes brands as of August 31, 2009, and determined that a negative change in our significant assumptions and estimates would have resulted in the following potential impairment charges (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

Spot Shot	Potential Impairment Charges
75 basis point decrease in assumed royalty rate	$0.5
20% decrease in forecasted sales revenue	$0.9

2000 Flushes
50 basis point decrease in assumed royalty rate	$0.9
10% decrease in forecasted sales revenue	$0.7

Negative changes in other assumptions and estimates, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in further impairment.

We will continue to closely monitor events and circumstances that could result in impairment of the indefinite-lived intangible assets related to Spot Shot and 2000 Flushes brands. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by us in assessing the appropriate valuation of our indefinite-lived intangible assets, could in the future require us to record further impairment charges.

Recently Issued Accounting Pronouncements

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance by the SEC), superceding all other accounting literature except that issued by the SEC. Beginning July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will reference the Codification beginning in the first quarter of fiscal year 2010.

Effective September 1, 2008, we adopted the required portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which had no impact on our consolidated financial statements. SFAS No. 157 currently applies to all financial assets and liabilities and those nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The effective date of the provisions of SFAS No. 157 for nonfinancial assets and liabilities, except for items recognized at fair value on a recurring basis, was delayed by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, and is effective for our fiscal year beginning on September 1, 2009. We are currently evaluating the impact of the delayed portions of SFAS No. 157 on our consolidated financial position and results of operations. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 4 to the consolidated financial statements included in Item 15 of this report.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). FSP EITF 03-6-1 is effective for our fiscal year beginning on September 1, 2009, and interim periods within that year. We have evaluated FSP EITF 03-6-1 and do not expect it to have a material impact on our earnings per common share.

Related Parties

VML was formed in April 2001 at which time we acquired a 30% membership interest. VML made profit distributions to us and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of our contract manufacturers for certain homecare and cleaning products and acted as a warehouse distributor for other products of the Company. During fiscal year 2008, VML acquired a significant new customer, resulting in manufacturing disruptions. In addition, VML filed for Chapter 11 bankruptcy in April 2009. As a result of these developments, we transitioned our sourcing to alternative suppliers to significantly reduce our reliance on VML as a manufacturer. We entered into a Settlement Agreement and Mutual General Release with VML effective July 1, 2009 and, thus, VML is no longer a related party.

Under FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, VML qualified as a variable interest entity, and it had been determined that the Company was not the primary beneficiary. The Company’s investment in VML was accounted for using the equity method of accounting, and its equity in earnings or losses of VML was recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer for the Company. The Company recorded equity losses related to its investment in VML of $0.4 million and $0.6 million for the fiscal years ended August 31, 2009 and 2008, respectively, and equity earnings of $0.1 million for the fiscal year ended August 31, 2007. Our investment in VML was written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, were $11.7 million, $21.8 million, and $19.1 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively. The Company had product payables to VML of $0.5 million as of August 31, 2008. Additionally, the Company received rental income from VML, which was recorded as a component of other income, net in the Company’s consolidated statements of operations.

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

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, to limit its exposure in converting cash and accounts receivable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2009. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $1.1 million.

Interest Rate Risk

As of August 31, 2009, the Company had $32.1 million remaining on an original $75 million, 7.28% fixed-rate term loan. Additionally, in September 2008, the Company entered into an unsecured loan agreement for a credit facility consisting of a $10 million revolving loan, which expires in October 2011. Although currently undrawn, any outstanding borrowings under the new credit facility would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. As a result of the fixed interest rate on the term loan, only the $10 million revolving line of credit is subject to interest rate fluctuations. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the line of credit.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2009 and 2008 and for each of the three fiscal years in the period ended August 31, 2009, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two fiscal years in the period ended August 31, 2009 (in thousands, except per share data):

Quarter Ended:	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Common Share
November 30, 2008	$83,597	$38,737	$7,685	$0.46
February 28, 2009	61,837	30,645	4,083	0.25
May 31, 2009	68,816	34,995	6,897	0.41
August 31, 2009	77,752	40,156	7,622	0.46

	$292,002	$144,533	$26,287	$1.58

November 30, 2007	$79,150	$37,470	$6,230	$0.36
February 29, 2008	78,948	38,140	8,666	0.51
May 31, 2008	82,104	38,183	8,073	0.49
August 31, 2008	76,916	34,477	4,653	0.28

	$317,118	$148,270	$27,622	$1.64

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2009, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2009, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2009, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders on December 8, 2009 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, “Executive Officers of the Registrant”.

The Registrant has a financial reporting code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics applicable to such persons may be found on the Registrant’s internet website on the Officers and Directors link from the Investors page at www.wd40company.com.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Board of Directors Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Supplemental Death Benefit Plans and Supplemental Insurance Benefits” and “Change of Control Severance Agreements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,476,218	(1)	$31.06	(2)	2,583,024
Equity compensation plans not approved by security holders	n/a		n/a		n/a

	1,476,218	(1)	$31.06	(2)	2,583,024

(1)	Includes 1,349,004 securities to be issued upon exercise of outstanding stock options and 127,214 securities to be issued pursuant to outstanding restricted stock units.

(2)

Weighted average exercise price only applies to stock options outstanding of 1,349,004, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Director Independence” and “Audit Committee.”

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
No.		Description

Articles of Incorporation and Bylaws.

3	(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 3(a) thereto.

3	(b)	Bylaws, incorporated by reference from the Registrant’s Form 8-K filed June 27, 2008, Exhibit 3.1 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(n) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10	(a)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 10(a) thereto.

10	(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 14, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(b) thereto.

10	(c)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan.

10	(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2007, Exhibit 10(d) thereto.

10	(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan.

10	(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(a) thereto.

10	(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(b) thereto.

Exhibit
No.		Description

10	(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(c) thereto.

10	(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(d) thereto.

10	(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(e) thereto.

10	(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(f) thereto.

10	(l)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(m) thereto.

10	(m)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2007, Exhibit 10(a) thereto.

10	(n)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 8, 2007, Appendix A thereto.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm dated October 16, 2009.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date 10/16/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date 10/16/09

/s/ JOHN C. ADAMS
JOHN C. ADAMS, JR., Director
Date 10/16/09

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date 10/16/09

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date 10/16/09

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date 10/16/09

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date 10/16/09

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date 10/16/09

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date 10/16/09

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2009 and August 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended August 31, 2008.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California

October 16, 2009

i

WD-40 Company

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2009	August 31, 2008
Assets
Cash and cash equivalents	$45,956	$41,983
Trade accounts receivable, less allowance for doubtful accounts of $694 and $486 as of August 31, 2009 and 2008, respectively	48,061	49,271
Product held at contract packagers	1,797	2,453
Inventories	15,858	18,280
Current deferred tax assets, net	4,369	4,045
Other current assets	4,736	3,453

Total current assets	120,777	119,485

Property, plant and equipment, net	10,930	11,309
Goodwill	95,424	95,909
Other intangible assets, net	32,205	39,992
Investment in related party	—	435
Other assets	3,281	3,543

Total assets	$262,617	$270,673

Liabilities and Shareholders’ Equity
Accounts payable	$12,529	$22,985
Accounts payable to related party	—	547
Accrued liabilities	15,233	13,143
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	7,168	6,084
Income taxes payable	2,570	1,090

Total current liabilities	48,214	54,563

Long-term debt	21,429	32,143
Long-term deferred tax liabilities, net	16,868	16,876
Deferred employee benefits and other long-term liabilities	3,159	3,099

Total liabilities	89,670	106,681

Commitments and contingencies (Notes 8, 9, 10 and 15)

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,093,879 and 18,041,715 shares issued at August 31, 2009 and 2008, respectively; and 16,530,381 and 16,478,217 shares outstanding at August 31, 2009 and 2008, respectively	18	18
Additional paid-in capital	86,729	82,647
Retained earnings	138,367	128,627
Accumulated other comprehensive (loss) income	(2,101)	2,766
Common stock held in treasury, at cost — 1,563,498 shares as of August 31, 2009 and 2008	(50,066)	(50,066)

Total shareholders’ equity	172,947	163,992

Total liabilities and shareholders’ equity	$262,617	$270,673

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2009	2008	2007
Net sales	$292,002	$317,118	$307,816
Cost of products sold (including cost of products acquired from related party of $11,675, $21,757 and $19,067 for fiscal years 2009, 2008 and 2007, respectively)	147,469	168,848	158,954

Gross profit	144,533	148,270	148,862

Operating expenses:
Selling, general and administrative	78,051	83,800	78,520
Advertising and sales promotion	19,459	19,837	20,743
Amortization of intangible asset	468	597	583
Impairment of indefinite-lived intangible assets	6,710	1,340	—

Total operating expenses	104,688	105,574	99,846

Income from operations	39,845	42,696	49,016

Other (expense) income:
Interest expense, net of interest income of $428, $1,602 and $2,093 for fiscal years 2009, 2008 and 2007, respectively	(2,064)	(1,679)	(2,018)
Other income, net	543	982	177

Income before income taxes	38,324	41,999	47,175
Provision for income taxes	12,037	14,377	15,641

Net income	$26,287	$27,622	$31,534

Earnings per common share:
Basic	$1.59	$1.66	$1.85

Diluted	$1.58	$1.64	$1.83

Shares used in per share calculations:
Basic	16,503,265	16,637,740	17,077,780

Diluted	16,655,699	16,815,361	17,271,242

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at August 31, 2006	17,510,668	$17	$62,322	$103,335	$5,083	534,698	$(15,026)	$155,731
Issuance of common stock upon exercises of stock options	368,735	1	9,753					9,754
Stock-based compensation			1,820					1,820
Tax benefit from exercises of stock options			842					842
Issuance of restricted common stock	3,896							—
Amortization of unearned stock-based compensation related to restricted stock			99					99
Cash dividends ($0.97 per share)				(16,609)				(16,609)
Acquisition of treasury stock						500,000	(17,320)	(17,320)
Adjustment to initially apply SFAS No. 158, net of tax provision of $53					(89)			(89)
Foreign currency translation adjustment, net of tax provision of $51					2,510			2,510	$2,510
Net income				31,534				31,534	31,534

Balance at August 31, 2007	17,883,299	18	74,836	118,260	7,504	1,034,698	(32,346)	168,272	$34,044

Issuance of common stock upon exercises of stock options	158,416		4,208					4,208
Stock-based compensation			2,277					2,277
Tax benefit from exercises of stock options, net of impact of post-vesting expirations of stock options			330					330
Amortization of unearned stock-based compensation related to restricted stock			121					121
Cash dividends ($1.00 per share)				(16,691)				(16,691)
Acquisition of treasury stock						528,800	(17,720)	(17,720)
Cumulative effect of adopting FIN 48				(564)				(564)
Foreign currency translation adjustment, net of tax benefit of $12					(4,827)			(4,827)	$(4,827)
Issuance of restricted stock units to settle supplemental employee retirement plan obligations			875		89			964	89
Net income				27,622				27,622	27,622

Balance at August 31, 2008	18,041,715	18	82,647	128,627	2,766	1,563,498	(50,066)	163,992	$22,884

Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	52,164		1,296					1,296
Stock-based compensation			2,612					2,612
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares			98					98
Amortization of unearned stock-based compensation related to restricted stock			76					76
Cash dividends ($1.00 per share)				(16,547)				(16,547)
Foreign currency translation adjustment, net of tax provision of $16					(4,867)			(4,867)	$(4,867)
Net income				26,287				26,287	26,287

Balance at August 31, 2009	18,093,879	$18	$86,729	$138,367	$(2,101)	1,563,498	$(50,066)	$172,947	$21,420

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended August 31,
	2009	2008	2007
Operating activities:
Net income	$26,287	$27,622	$31,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,727	3,827	3,649
Impairment of indefinite-lived intangible assets	6,710	1,340	—
Net gains on sales and disposals of property and equipment	(17)	(41)	(23)
Deferred income tax expense	(266)	911	2,336
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(101)	(294)	(741)
Distributions received and equity losses (earnings) from related party, net	435	580	(43)
Stock-based compensation	2,688	2,398	1,919
Provision for bad debts	500	782	585
Unrealized foreign currency exchange gains, net	(696)	(1,697)	(48)
Changes in assets and liabilities:
Trade accounts receivable	(1,349)	(4,062)	(1,966)
Product held at contract packagers	632	(969)	(53)
Inventories	2,034	(5,375)	2,392
Other assets	(1,643)	(281)	1,362
Accounts payable and accrued expenses and liabilities	(6,669)	1,085	10,365
Accounts payable to related party	547	959	1,043
Income taxes payable	1,732	1,571	(984)
Deferred employee benefits and other long-term liabilities	77	1,346	246

Net cash provided by operating activities	34,628	29,702	51,573

Investing activities:
Capital expenditures	(3,008)	(5,752)	(2,561)
Proceeds from sales of property and equipment	255	215	319
Purchases of marketable securities	—	(76,175)	(224,675)
Proceeds from sales of marketable securities	—	76,175	224,675
Proceeds from collections on note receivable	—	—	25

Net cash used in investing activities	(2,753)	(5,537)	(2,217)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)	(10,714)
Proceeds from issuance of common stock	1,296	4,208	9,754
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	101	294	741
Dividends paid	(16,547)	(16,691)	(16,609)
Treasury stock purchases	—	(17,720)	(17,320)

Net cash used in financing activities	(25,864)	(40,623)	(34,148)

Effect of exchange rate changes on cash and cash equivalents	(2,038)	(2,637)	664

Net increase (decrease) in cash and cash equivalents	3,973	(19,095)	15,872
Cash and cash equivalents at beginning of period	41,983	61,078	45,206

Cash and cash equivalents at end of period	$45,956	$41,983	$61,078

Supplemental cash flow information:
Cash paid for:
Interest and bank fees	$2,697	$3,507	$4,118

Income taxes, net of tax refunds received	$9,818	$9,867	$13,501

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”) , based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil, and eight homecare and cleaning product brands, X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Correction of an Error

During the fiscal year ended August 31, 2009, the Company determined that in prior periods the unrealized foreign currency exchange gains, net were improperly included in the effect of exchange rate changes on cash and cash equivalents as well as within the various changes in assets and liabilities in the operating activities section of the consolidated statements of cash flows, rather than as a non-cash reconciling item from net income to net cash provided by operating activities in the consolidated statements of cash flows. The Company has corrected this error for all periods presented resulting in an increase of $0.3 million and a decrease of $0.1 million to net cash provided by operating activities for the fiscal years ended August 31, 2008 and 2007, respectively, with corresponding changes in the effect of exchange rate changes on cash and cash equivalents. This error did not have a material impact on the consolidated statements of cash flows for the years ended August 31, 2008 and 2007 and did not have any impact on the consolidated balance sheets, consolidated statements of operations or the consolidated statements of shareholders’ equity and comprehensive income as of and for the fiscal years ended August 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 7 percent of the Company’s consolidated net sales in each of fiscal years 2009 and 2008 and 9 percent of the Company’s consolidated net sales in fiscal year 2007. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent of the Company’s consolidated net sales for fiscal years 2009 and 2008 and 4 percent of the Company’s consolidated net sales for fiscal year 2007. Accounts receivable from Wal-Mart stores and its affiliates accounted for approximately 9 percent and 8 percent of the Company’s consolidated accounts receivable balances at August 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

Historically, the Company has invested in interest-bearing short-term investments, some of which consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment was designed to provide liquidity through an auction process that reset the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism was intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. The Company liquidated the last of its investment-grade auction rate securities at par value through successful auctions in May 2008. As of August 31, 2009 and 2008, the Company did not hold any auction rate securities or other short-term investments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write off experience and by industry and regional economic data. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Changes in the allowance for doubtful accounts for the fiscal years ended August 31, 2009, 2008 and 2007 are summarized below (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Fiscal year ended August 31, 2007	$762	$585	$978	$369

Fiscal year ended August 31, 2008	$369	$782	$665	$486

Fiscal year ended August 31, 2009	$486	$500	$292	$694

*	Net write-offs recoveries of doubtful accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers. These contract packagers package products to rigid specifications and, upon order from the Company, ship ready-to-sell inventory to the Company’s customers. The Company transfers certain raw materials and product components to these contract packagers for use in the manufacturing process. Packagers are obligated to pay the Company for the raw materials and components upon receipt. Amounts receivable as of the balance sheet date are reported as product held at contract packagers in the accompanying consolidated balance sheets.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to thirty years for buildings and improvements, three to fifteen years for machinery and equipment, five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.8 million for each of fiscal years 2009 and 2008 and $2.6 million for fiscal year 2007. These amounts include factory depreciation expense recognized as cost of products sold totaling $1.3 million, $0.9 million and $0.8 million for fiscal years 2009, 2008, and 2007, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.2 million, $0.1 million and $0.2 million in fiscal years 2009, 2008 and 2007, respectively. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.2 million, $0.3 million and $0.4 million in fiscal years 2009, 2008 and 2007, respectively.

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

The carrying values of goodwill and other indefinite-lived intangible assets are reviewed for possible impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company assesses possible impairments of goodwill and other intangible assets at least annually during its second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company tests for goodwill impairment based on the SFAS No. 142 goodwill impairment model which is a two-step process. First, the book value of the Company’s net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

The Company tests for impairment of intangible assets with indefinite useful lives based on a discounted future cash flows approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates.

In addition to the annual impairment tests, goodwill and intangible assets with indefinite lives are evaluated each reporting period. Goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life and to determine whether any indicators of impairment exist. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing parties, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No material impairments to its long-lived assets have been identified by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, trade accounts receivable, accounts payable, foreign currency exchange contracts and debt. Periodically, the Company’s financial instruments may also include short-term investments. The carrying amounts of these instruments, with the exception of debt, approximate their fair values due to their short-term maturities.

The fair value of the Company’s debt was approximately $33.8 million and $44.7 million at August 31, 2009 and 2008, respectively, based on discounted future cash flows using current market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include operating and money market accounts and, periodically, marketable securities. The Company’s trade accounts receivable are primarily derived from customers located in North America, South America, Asia-Pacific and Europe. Additionally, the Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms which it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2009 and 2008.

Revenue Recognition

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title pass. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

The Company records sales incentives as a reduction of sales in its consolidated statements of operations. The Company offers on-going trade promotion programs with customers, and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for space and/or favorable display positions in their stores and other promotional activity. Costs related to rebates, co-operative advertising and other promotional activity are recorded upon delivery of products to customers. Costs related to coupon offers are based upon historical redemption rates and are recorded as incurred, when coupons are circulated.

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

x

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses were $13.3 million, $18.1 million and $16.4 million for fiscal years 2009, 2008 and 2007, respectively.

Advertising and Sales Promotion Expenses

The Company’s policy is to expense advertising and sales promotion expenses as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon insertion, consumer promotion, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $4.8 million, $3.6 million and $3.8 million in fiscal years 2009, 2008 and 2007, respectively. These expenses include general research and development activities, as well as internal staff, overhead, design testing, market research and consultants.

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

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes, Special Areas. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries and reassesses this determination each reporting period. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included in the Company’s consolidated statements of operations as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other (expense) income. Aggregate foreign currency transaction losses were $499,000, $768,000 and $38,000 for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting cash and accounts receivable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other (expense) income in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position are included in other current assets, while foreign currency forward contracts in a liability position are included in accrued liabilities in the Company’s consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of its cash and accounts receivable balances denominated in non-functional currencies. At August 31, 2009, the Company had approximately $7.7 million of foreign currency forward contracts outstanding with a net unrealized loss of $0.2 million. These foreign currency forward contracts mature from September 2009 through December 2009. Net unrealized gains and losses related to foreign currency forward contracts were insignificant for the fiscal years ended August 31, 2009, 2008 and 2007. The Company realized net losses on foreign currency forward contracts of $0.6 million and $0.8 million for the fiscal years ended August 31, 2009 and 2008, respectively. Realized net gains for the fiscal year ended August 31, 2007 were insignificant.

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

Stock-based Compensation

The Company records compensation expense associated with stock-based equity awards in accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). The Company adopted the modified prospective transition method provided under SFAS No. 123R effective September 1, 2005, and as a result, did not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock-based equity awards recognized in fiscal years 2009, 2008 and 2007 included: 1) amortization of expense related to the remaining unvested portion of all stock-based equity awards granted prior to September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization of expense related to all stock-based equity awards granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense related to each stock-based equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

award granted is amortized on a straight-line basis over the requisite service vesting period for the entire award. The total number of stock-based equity awards expected to vest is adjusted by estimated forfeiture rates. Compensation expense related to the Company’s stock-based equity awards is recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool (“APIC pool”) that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R in accordance with the short-cut method provided for by FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. As of August 31, 2009, the Company determined that it does have a pool of windfall tax benefits.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance by the Securities and Exchange Commission (“SEC”), superseding all other accounting literature except that issued by the SEC. Beginning July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will reference the Codification beginning in the first quarter of fiscal year 2010.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data). FSP EITF 03-6-1 is effective for the Company’s fiscal year beginning on September 1, 2009, and interim periods within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that year. The Company has evaluated FSP EITF 03-6-1 and does not expect it to have a material impact on its earnings per common share.

Note 3. Goodwill and Other Intangible Assets

During the second quarter of fiscal year 2009, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. Based on the results of this test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value as of February 28, 2009. The Company also determined that each of the indefinite-lived intangible assets related to its homecare and cleaning product brands, with the exception of the indefinite-lived intangible asset related to its Carpet Fresh brand, was not impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, the Company concluded that the Carpet Fresh brand was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from the Company’s strategic decision to divert its research and development resources from its homecare and cleaning products to its multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third quarter of fiscal year 2009, the Company evaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed due to the fact that actual sales revenue for the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands did not meet the Company’s forecasted sales revenue for the quarter ended May 31, 2009, partially due to adverse economic conditions. As a result, the Company tested these indefinite-lived intangible assets for impairment and concluded that no impairment existed as of May 31, 2009.

During the fourth quarter of fiscal year 2009, the Company reevaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed related to the Carpet Fresh and X-14 brands due to a further decline in forecasted sales revenue as a result of additional lost distribution in the U.S. and further diversion of research and development resources from the Company’s homecare and cleaning products to its multi-purpose maintenance products. As a result, the Company tested its indefinite-lived intangible assets related to the Carpet Fresh and X-14 trade names for impairment and concluded that they were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009. As a result, the remaining carrying amounts of the Carpet Fresh and X-14 trade names were $2.8 million and $0.3 million, respectively, as of August 31, 2009.

As a result of lost distribution and the Company’s strategic decision to divert research and development resources from its Carpet Fresh and X-14 brands, forecasted sales revenue for these brands have declined. As a result, the Company concluded that the Carpet Fresh and X-14 trade names should no longer be considered to have indefinite lives. The Company determined the estimated remaining economic lives of the Carpet Fresh and X-14 trade names based on future forecasted cash flows for these brands. The Company expects that the Carpet Fresh and X-14 brands will generate cash flows for at least the next 13 years and 8 years, respectively, which are the periods over which these trade names will be amortized on a straight-line basis beginning in fiscal year 2010.

The Company determined that no indicators of impairment existed related to the Spot Shot and 2000 Flushes brands as of August 31, 2009. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired.

The Company performed a sensitivity analysis on the significant assumptions and estimates used in the valuation of the indefinite-lived intangible assets related to its Spot Shot and 2000 Flushes brands as of August 31, 2009 and determined that a negative change in its significant assumptions and estimates would have resulted in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

following potential impairment charges (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

Potential Impairment Charges
Spot Shot
75 basis point decrease in assumed royalty rate	$0.5
20% decrease in forecasted sales revenue	$0.9

2000 Flushes
50 basis point decrease in assumed royalty rate	$0.9
10% decrease in forecasted sales revenue	$0.7

Negative changes in other assumptions and estimates, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in further impairment.

The Company will continue to closely monitor events and circumstances that could result in impairment of the indefinite-lived intangible assets related to its Spot Shot and 2000 Flushes brands. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by the Company in assessing the appropriate valuation of its indefinite-lived intangible assets, could in the future require the Company to record further impairment charges.

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the fiscal years ended August 31, 2009 and 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$85,709	$9,487	$1,213	$96,409
Translation adjustments	(72)	(428)	—	(500)

Balance as of August 31, 2008	85,637	9,059	1,213	95,909
Translation adjustments	(67)	(418)	—	(485)

Balance as of August 31, 2009	$85,570	$8,641	$1,213	$95,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indefinite-lived Intangible Assets

Intangible assets, excluding acquisition-related goodwill, which are not amortized as they have been determined to have indefinite lives, consisted of the Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001 trade names. As of August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the fiscal years ended August 31, 2009 and 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$35,700	$4,093	$—	$39,793
Impairment charges	(1,340)	—	—	(1,340)
Translation adjustments	—	(400)	—	(400)

Balance as of August 31, 2008	34,360	3,693	—	38,053
Impairment charges	(6,710)	—	—	(6,710)
Translation adjustments	—	(389)	—	(389)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	(3,150)	—	—	(3,150)

Balance as of August 31, 2009	$24,500	$3,304	$—	$27,804

Definite-lived Intangible Assets

Prior to August 31, 2009, the Company’s definite-lived intangible asset consisted of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004. This definite-lived intangible asset is being amortized on a straight-line basis over its estimated eight-year life. As of August 31, 2009, the Company changed the classification of its Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. The following tables summarize the definite-lived intangible assets and the related accumulated amortization as of August 31, 2009 and 2008 and for the three fiscal years ended August 31, 2009 (in thousands):

	As of August 31,
	2009	2008
Gross carrying amount	$3,873	$4,329
Accumulated amortization	(2,622)	(2,390)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	3,150	—

Net carrying amount	$4,401	$1,939

Changes in the carrying amounts of the definite-lived intangible assets by segment for the fiscal years ended August 31, 2009 and 2008 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2007	$—	$2,750	$—	$2,750
Amortization expense	—	(597)	—	(597)
Translation adjustments	—	(214)	—	(214)

Balance as of August 31, 2008	—	1,939	—	1,939
Amortization expense	—	(468)	—	(468)
Translation adjustments	—	(220)	—	(220)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	3,150	—	—	3,150

Balance as of August 31, 2009	$3,150	$1,251	$—	$4,401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated future amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the non-contractual customer relationships intangible asset and the Carpet Fresh and X-14 trade name intangible assets in future fiscal years is as follows (in thousands):

Fiscal year ending August 31,	Non-Contractual Customer Relationships	Trade Names
2010	$484	$258
2011	484	258
2012	283	258
2013	—	258
2014	—	258
Thereafter	—	1,860

	$1,251	$3,150

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

Financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of August 31, 2009 were as follows (in thousands):

Significant Other Observable Inputs (Level 2)
Assets:
Money market funds	$7,687

Money market funds are highly liquid investments classified as cash equivalents in the Company’s consolidated balance sheet as of August 31, 2009. These securities are valued based on third party quotations of similar assets in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Supplementary Balance Sheet Information (in thousands):

	August 31, 2009	August 31, 2008
Inventories:
Raw materials and components	$3,222	$3,766
Work-in-process	1,156	1,174
Finished goods	11,480	13,340

	$15,858	$18,280

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,458	$11,507
Buildings and improvements	4,450	4,540
Computer and office equipment	2,835	3,132
Software	3,862	3,769
Furniture and fixtures	1,084	899
Land	551	574

	25,240	24,421
Less: accumulated depreciation and amortization	(14,310)	(13,112)

	$10,930	$11,309

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,958	$8,232
Accrued professional services fees	1,266	1,070
Accrued other taxes	899	398
Accrued sales taxes	724	310
Other	3,386	3,133

	$15,233	$13,143

Accrued payroll and related expenses:
Accrued bonuses	$2,703	$1,988
Accrued payroll	1,666	1,519
Accrued profit sharing	1,533	1,408
Accrued payroll taxes	941	930
Other	325	239

	$7,168	$6,084

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$770	$878
Other income taxes payable	2,356	2,077
Other	33	144

	$3,159	$3,099

Note 6. Stock Repurchase Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Earnings per Common Share

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted earnings per common share (“EPS”) for the fiscal years ended August 31, 2009, 2008 and 2007:

	Fiscal Year Ended August 31,
	2009	2008	2007
Weighted-average common shares outstanding, basic	16,503,265	16,637,740	17,077,870
Weighted-average dilutive securities	152,434	177,621	193,372

Weighted-average common shares outstanding, diluted	16,655,699	16,815,361	17,271,242

For the fiscal years ended August 31, 2009, 2008 and 2007, there were 938,792, 457,778 and 243,177 weighted-average stock options outstanding, respectively, that were excluded from the calculation of diluted EPS as a result of the stock options having an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Additionally, for the fiscal year ended August 31, 2008, 107,085 weighted-average stock options outstanding that were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive since the number of shares to be repurchased using the assumed proceeds would be in excess of the number of shares to be issued upon exercise of such stock options. The assumed proceeds are comprised of (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the fiscal years ended August 31, 2009 and 2007, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 8. Debt

Debt is comprised of the following:

	As of August 31,
	2009	2008
Total debt	$32,143	$42,857
Less: current portion	(10,714)	(10,714)

	$21,429	$32,143

As of August 31, 2009, the Company had $32.1 million remaining on an original $75 million, 7.28% fixed-rate term loan financed through Prudential Capital. The $75 million term loan, which originated in October 2001, has a 10-year term and required interest-only payments for the first three years.

The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company is in compliance with all debt covenants as required by the term loan agreement.

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Fiscal year ending August 31,
2010	$10,714
2011	10,714
2012	10,715

$32,143

In September 2008, the Company entered into an unsecured loan agreement (the “Agreement”) with Union Bank of California, N.A. (the “Bank”). The credit facility under the Agreement consists of a $10 million revolving loan (the “Revolving Loan”) which was undrawn as of August 31, 2009. The proceeds of the Revolving Loan will be used for the Company’s general working capital purposes. The Company may borrow, repay and re-borrow all or part of the Revolving Loan in amounts of not less than $100,000. Under the terms of the Agreement, outstanding borrowings under the Revolving Loan would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. The Revolving Loan expires in October 2011, at which time all unpaid principal and interest of the Revolving Loan will be due and payable.

Note 9. Related Parties

VML Company L.L.C. (“VML”), a Delaware company, was formed in April 2001, at which time the Company acquired a 30% membership interest. VML made profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of the Company’s contract manufacturers for certain homecare and cleaning products. During fiscal year 2008, VML acquired a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

significant new customer, resulting in manufacturing disruptions. In addition, VML filed for Chapter 11 bankruptcy in April 2009. As a result of these developments, the Company transitioned its sourcing to alternative suppliers to significantly reduce its reliance on VML as a manufacturer. The Company entered into a Settlement Agreement and Mutual General Release with VML, effective July 1, 2009. As a result, VML is no longer a related party.

Under FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, VML qualified as a variable interest entity, and it had been determined that the Company was not the primary beneficiary. The Company’s investment in VML was accounted for using the equity method of accounting, and its equity in earnings or losses of VML was recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. The Company recorded equity losses related to its investment in VML of $0.4 million and $0.6 million for the fiscal years ended August 31, 2009 and 2008, respectively, and equity earnings of $0.1 million for the fiscal year ended August 31, 2007. The Company’s investment in VML was written off in full as of February 28, 2009.

Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $11.7 million, $21.8 million, and $19.1 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively. The Company had product payables to VML of $0.5 million as of August 31, 2008. Additionally, the Company received rental income from VML, which was recorded as a component of other income, net in the Company’s consolidated statements of operations.

Note 10. Commitments and Contingencies

The Company was committed under certain non-cancelable operating leases at August 31, 2009 which provide for the following future fiscal year minimum payments (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Operating leases	$1,365	$705	$264	$140	$85	$—

Rent expense was $1.5 million for each of the fiscal years ended August 31, 2009 and 2008, and $1.3 million for the fiscal year ended August 31, 2007.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2009, such commitments totaled approximately $1.4 million.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2010 through 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $0.8 million as of August 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint seeks to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff has appealed the District Court’s decision, and the case was argued at the appellate level in April 2009. On August 19, 2009, the Ninth Circuit Court of Appeals affirmed the District Court’s certification decision, and on September 10, 2009, the case was remanded to the District Court. The Company intends to seek dismissal of the case and anticipates that it is no longer reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of August 31, 2009.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2009.

Note 11. Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended August 31, 2009, 2008 and 2007 (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
Current:
Federal	$6,566	$7,856	$9,681
State	1,381	1,243	1,432
Foreign	4,160	3,646	2,062

Total current	12,107	12,745	13,175

Deferred:
United States	48	1,570	2,285
Foreign	(118)	62	181

Total deferred	(70)	1,632	2,466

	$12,037	$14,377	$15,641

Income before income taxes included approximately $13.7 million, $12.3 million and $8.1 million related to foreign operations for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

Deferred tax assets and deferred tax liabilities were comprised of the following (in thousands):

	As of August 31,
	2009	2008
Deferred tax assets:
Accrued payroll and related expenses	$1,296	$976
State income taxes paid	646	594
Accounts receivable	621	662
Accounts payable and accrued liabilities	2,716	2,425
Deferred employee benefits and other long-term liabilities	284	331
Stock-based compensation expense	2,193	1,705
Net operating loss	262	241
Other	974	760
Valuation allowance	(184)	(201)

Total deferred tax assets	8,808	7,493

Deferred tax liabilities:
Property, plant and equipment, net	(1,285)	(234)
Amortization of tax goodwill and intangible assets	(18,657)	(19,000)
Investment in low income housing partnerships	(716)	(784)
Investment in VML partnership	(545)	(292)
Other	(104)	(14)

Total deferred tax liabilities	(21,307)	(20,324)

Net deferred tax liabilities	$(12,499)	$(12,831)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of August 31, 2009, the Company had foreign and state net operating loss (“NOL”) carryforwards of approximately $0.7 million and $1.6 million, respectively, which begin to expire in fiscal years 2013 and 2014. The foreign net operating loss created a deferred tax asset of approximately $0.2 million. Utilization of this deferred tax asset is dependent upon the generation of future taxable income in this jurisdiction. At this time, management has concluded that it is not “more likely than not” that this will occur, and accordingly, has recorded a valuation allowance against this deferred tax asset. For the fiscal year ended August 31, 2009, the Company used state NOL carryforwards of $0.3 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows for the fiscal years ended August 31, 2009, 2008 and 2007 (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
Amount computed at U.S. statutory federal tax rate	$13,413	$14,700	$16,511
State income taxes, net of federal tax benefits	912	1,247	1,083
Effect of foreign operations	(994)	(833)	(815)
Revaluation of deferred tax liabilities due to state law change	(516)	—	—
Benefit from qualified domestic production deduction	(444)	(502)	(268)
Low income housing and research and experimentation credits	(143)	(28)	(106)
Benefit from municipal bond interest	—	(192)	(435)
Benefit from extraterritorial income deductions	—	—	(54)
Other	(191)	(15)	(275)

	$12,037	$14,377	$15,641

As of August 31, 2009, the Company had not provided for U.S. income taxes and foreign withholding taxes on $43.1 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the U.S. The amount of unrecognized deferred U.S. income tax liability, net of unrecognized foreign tax credits, was $2.8 million as of August 31, 2009. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of August 31, 2009 and 2008, the total balance of accrued interest and penalties related to uncertain tax positions was $0.4 million. For the fiscal year ended August 31, 2009, the Company did not recognize any interest or penalty expense. For the fiscal year ended August 31, 2008, income tax expense included $0.1 million of interest and penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The activity related to the Company’s gross unrecognized tax benefits for the fiscal years ended August 31, 2009 and 2008 was as follows (in thousands):

	Fiscal Year Ended August 31,
	2009	2008
Balance at beginning of fiscal year	$1,696	$2,196
Gross decreases – tax positions in prior periods	(46)	(368)
Gross increases – current period tax positions	554	297
Expirations of statute of limitations for assessment	(217)	(429)

Balance at end of fiscal year	$1,987	$1,696

As of August 31, 2009 and 2008, the total amount of unrecognized tax benefits was $2.0 million and $1.7 million, respectively, of which $1.1 million would affect the effective tax rate, if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s consolidated balance sheets.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company was recently notified by the U.S. Internal Revenue Service of its plans to examine fiscal year 2008. Due to expired statutes, years prior to fiscal year 2006 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2005 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 12. Stock-based Compensation

In December 2007, the Company’s shareholders approved the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), effective as of December 11, 2007 (“Effective Date”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards to employees, directors and consultants. As a result of the adoption of the 2007 Plan, no further awards have been or will be granted from the prior WD-40 Company 1990 Incentive Stock Option Plan (“1990 Incentive Stock Option Plan”) or the prior WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (“Director Stock Plan”) (collectively, the “Prior Plans”) subsequent to the Effective Date. The number of shares initially authorized for issuance pursuant to grants of awards under the 2007 Plan was 2,250,000 shares plus any shares remaining available for issuance pursuant to grants of awards under the Prior Plans, for a total initial pool of shares of common stock available for issuance pursuant to grants of awards under the 2007 Plan of 2,957,830. As of August 31, 2009, 2,583,024 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. Awards under the 2007 Plan or the Prior Plans that expire or are cancelled, forfeited, settled in cash or otherwise settled without the delivery of shares return to the pool available for issuance pursuant to grants of awards under the 2007 Plan. Awards of stock options or stock appreciation rights are counted as one share, and awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards are counted as three shares, for purposes of computing the number of shares authorized and available for issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the exercise of stock options or the issuance of restricted stock under the Prior Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the RSUs upon termination of each director’s service as a director of the Company. Until issuance of the shares pursuant to these directors’ RSUs, the director RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Vesting of the RSUs granted to certain key executives of the Company in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements, as further described in Note 13 – Other Benefit Plans, is over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Until issuance of the shares pursuant to these executive officers’ RSUs, the executive officer RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Vesting of the RSUs granted to employees is over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs at the time of vest. These employee RSU holders are not entitled to receive dividend equivalents with respect to their RSUs.

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.7 million, $2.4 million and $1.9 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.8 million, $0.7 million and $0.6 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

Stock Options

No stock option awards were granted by the Company during the fiscal year ended August 31, 2009. The estimated fair value of each of the Company’s stock option awards granted in prior fiscal years was determined on the date of grant using the Black-Scholes option valuation model, with the following weighted-average assumptions for stock option grants during the fiscal years ended August 31, 2008 and 2007:

	Fiscal Year Ended August 31,
	2008	2007
Expected option term (in years)	5.00	4.91
Expected volatility of common stock	25.17%	23.89%
Risk-free interest rate	4.34%	4.70%
Expected dividend yield	2.78%	2.81%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The computation of the expected term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The computation of expected volatility is based on the historical volatility of the Company’s stock using the average of the volatility over the most recent one-year period, the most recent period commensurate with the expected option term and the Company’s long-term mean reversion volatility. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option. The expected dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

A summary of the Company’s stock option award activity as of and for the fiscal years ended August 31, 2009, 2008 and 2007 is as follows (in thousands, except share and per share data):

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term per Share (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2006		1,317,922	$26.71
Options granted		301,700	$35.63
Options exercised		(368,735)	$26.45
Options forfeited or expired		(12,313)	$32.29

Options outstanding at August 31, 2007		1,238,574	$28.91
Options exercisable at August 31, 2007	767,516		$26.92

Options granted		337,340	$36.03
Options exercised		(158,416)	$26.56
Options forfeited or expired		(12,785)	$30.94

Options outstanding at August 31, 2008		1,404,713	$30.86
Options exercisable at August 31, 2008	831,918		$28.02

Options granted		—	—
Options exercised		(51,422)	$25.20
Options forfeited or expired		(4,287)	$36.01

Options outstanding at August 31, 2009		1,349,004	$31.06	5.77	$676

Options exercisable at August 31, 2009	1,044,658		$29.62	5.16	$676

The Company’s determination of fair value is affected by its stock price as well as a number of assumptions that require judgment. The weighted-average fair value of all options granted during the fiscal years ended August 31, 2008 and 2007, estimated as of the grant date using the Black-Scholes option valuation model, was $7.53 and $7.65 per option, respectively. The total intrinsic value of options exercised was $0.5 million, $1.7 million and $3.4 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

As of August 31, 2009, there was $0.9 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

Cash received from stock option exercises for the fiscal years ended August 31, 2009, 2008 and 2007 was $1.3 million, $4.2 million and $9.8 million, respectively. The income tax benefits from stock option exercises totaled $0.1 million, $0.4 million and $1.0 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

The estimated fair value of each of the Company’s RSU awards was determined on the date of grant based on the closing market price of the stock on the date of grant for those RSUs which are entitled to receive dividend equivalents with respect to the RSUs, or based on the closing market price of the stock on the date of grant less the grant date present value of expected dividends during the vesting period for those RSUs which are not entitled to receive dividend equivalents with respect to the RSUs.

A summary of the Company’s restricted stock unit activity as of and for the fiscal years ended August 31, 2009 and 2008 is as follows (in thousands, except share and per share data):

		Number of Shares	Aggregate Intrinsic Value
Restricted stock units outstanding at August 31, 2007		—
RSUs granted		35,641
RSUs converted to common shares		—
RSUs forfeited		—

Restricted stock units outstanding at August 31, 2008		35,641
Restricted stock units vested at August 31, 2008	9,902

RSUs granted		92,515
RSUs converted to common shares		(742)
RSUs forfeited		(200)

Restricted stock units outstanding at August 31, 2009		127,214	$3,432

Restricted stock units vested at August 31, 2009	31,173		$841

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2009 and 2008 was $29.87 and $35.77, respectively. The total intrinsic value of all RSUs converted to common shares was $20.8 thousand for the fiscal year ended August 31, 2009.

As of August 31, 2009, there was $1.6 million of unamortized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

No cash was received upon the conversion of RSUs to common shares for the fiscal year ended August 31, 2009. The income tax benefits from RSUs converted to common shares totaled $7.8 thousand for the fiscal year ended August 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reached age 65, the shares are subject to forfeiture if, during the five-year vesting period, the director resigns from service as a director.

The fair value of restricted stock awards was estimated based on the closing market price of the stock on the date of issuance. As of August 31, 2009, there was $89.6 thousand of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years; such unamortized compensation cost is included as a component of additional paid-in capital in the Company’s consolidated financial statements.

A summary of the Company’s restricted stock award activity as of and for the fiscal years ended August 31, 2009, 2008 and 2007 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2006	17,859	$29.35
Shares issued	3,896	$32.08
Shares vested	(2,718)	$24.40
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2007	19,037	$30.61
Shares issued	—	$—
Shares vested	(5,968)	$27.93
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2008	13,069	$31.83
Shares issued	—	$—
Shares vested	—	$—
Shares forfeited	—	$—

Restricted stock awards outstanding at August 31, 2009	13,069	$31.83

Note 13. Other Benefit Plans

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

The Company’s contribution expense for the WD-40 Company Profit Sharing/401(k) Plan was approximately $2.4 million for the fiscal year ended August 31, 2009 and $2.2 million for each of the fiscal years ended August 31, 2008 and 2007.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2009, 2008, and 2007 was approximately $1.0 million, $1.1 million, and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company provides fixed retirement benefits to certain of its current and retired key executives under supplemental employee retirement plan agreements. On March 25, 2008, the Company settled benefit obligations with certain current key executives by granting 25,739 restricted stock units with a total grant date fair market value of $0.9 million, or $33.99 per share. This settlement resulted in a net gain of $0.2 million, which was recorded as a reduction to selling, general and administrative expenses in the Company’s consolidated statements of operations. The projected benefit obligation under the agreements, which is based on an actuarially determined present value of all future benefit payments, was $0.8 million and $0.9 million as of August 31, 2009 and 2008, respectively, and is recorded as a component of deferred employee benefits and other long-term liabilities in the Company’s consolidated balance sheets. The service and interest costs amounted to approximately $18.4 thousand, $0.1 million and $0.2 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. During each of the fiscal years ended August 31, 2009, 2008, and 2007, the plan paid benefits of approximately $0.1 million. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 6.0% were used to calculate the projected benefit obligation and service costs for fiscal years 2009 and 2008, while a weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 4.0% was used for fiscal year 2007.

Note 14. Business Segments and Foreign Operations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reportable segments and net sales by product line as of and for the fiscal years ended August 31, 2009, 2008 and 2007 (in thousands):

2009	Americas	Europe	Asia-Pacific	Total
Net sales	$168,381	$97,518	$26,103	$292,002
Income from operations (1)	$15,282	$20,899	$3,664	$39,845
Depreciation and amortization expense	$2,383	$1,197	$147	$3,727
Interest income	$73	$319	$36	$428
Interest expense	$2,484	$—	$8	$2,492
Total assets	$184,448	$70,010	$8,159	$262,617
2008
Net sales	$176,885	$110,504	$29,729	$317,118
Income from operations (1)	$18,082	$20,235	$4,379	$42,696
Depreciation and amortization expense	$2,196	$1,449	$182	$3,827
Interest income	$743	$809	$50	$1,602
Interest expense	$3,264	$—	$17	$3,281
Total assets	$191,404	$70,180	$9,089	$270,673
2007
Net sales	$187,146	$96,485	$24,185	$307,816
Income from operations (1)	$28,980	$16,711	$3,325	$49,016
Depreciation and amortization expense	$2,146	$1,370	$133	$3,649
Interest income	$1,466	$593	$34	$2,093
Interest expense	$4,098	$—	$13	$4,111
Total assets	$208,456	$66,259	$8,471	$283,186

(1)

For the fiscal years ended August 31, 2009, 2008 and 2007, income from operations for the Americas segment included costs from headquarters of $17.6 million, $15.7 million and $15.2 million, respectively.

	Fiscal Year Ended August 31,
	2009	2008	2007
Net Sales by Product Line:
Multi-purpose maintenance products	$225,098	$235,898	$216,300
Homecare and cleaning products	66,904	81,220	91,516

	$292,002	$317,118	$307,816

Net Sales by Geography:
United States	$140,917	$147,850	$160,904
United Kingdom	24,791	28,230	29,127
Germany	19,579	22,003	18,430
Latin America	15,359	14,548	12,249
Other international	91,356	104,487	87,106

	$292,002	$317,118	$307,816

	August 31,
	2009	2008
Non-current Assets:
United States	$124,275	$126,713
International	17,565	24,475

	$141,840	$151,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15. Subsequent Event

On October 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on October 30, 2009 to shareholders of record on October 16, 2009.

The Company has evaluated subsequent events through October 16, 2009, the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009 was filed with the SEC.

INDEX TO EXHIBITS

Incorporated

By Reference

No.	Exhibit	Page

3(a)	Certificate of Incorporation	47

3(b)	Bylaws	47

10(a)	Form of WD-40 Company Supplemental Death Benefit Plan	47

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 14, 2008	47

10(c)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors	47

10(e)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan

10(f)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006	47

10(g)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006	47

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006	48

10(i)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006	48

10(j)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006	48

10(k)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006	48

10(l)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008	48

10(m)	Amended and Restated Compensation Agreement between WD-40 Company and Geoff Holdsworth dated March 27, 2007	48

10(n)	WD-40 Company 2007 Stock Incentive Plan	48

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm dated October 16, 2009

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002