Form 10-Q
period 2009-11-30
WD 40 CO
filed 2010-01-11
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2010 was 16,584,995.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2009

Part I — Financial Information

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	November 30, 2009	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$48,876	$45,956
Trade accounts receivable, less allowance for doubtful accounts of $682 and $694 at November 30, 2009 and August 31, 2009, respectively	45,059	48,061
Product held at contract packagers	1,398	1,797
Inventories	17,573	15,858
Current deferred tax assets, net	4,380	4,369
Other current assets	4,438	4,736

Total current assets	121,724	120,777

Property, plant and equipment, net	10,503	10,930
Goodwill	95,484	95,424
Other intangible assets, net	32,081	32,205
Other assets	3,000	3,281

Total assets	$262,792	$262,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,277	$12,529
Accrued liabilities	15,334	15,233
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	5,306	7,168
Income taxes payable	4,133	2,570

Total current liabilities	50,764	48,214

Long-term debt	10,714	21,429
Long-term deferred tax liabilities, net	17,658	16,868
Deferred employee benefits and other long-term liabilities	3,150	3,159

Total liabilities	82,286	89,670

Shareholders’ equity:
Common stock - authorized 36,000,000 shares, $0.001 par value; 18,147,003 and 18,093,879 shares issued at November 30, 2009 and August 31, 2009, respectively; and 16,583,505 and 16,530,381 shares outstanding at November 30, 2009 and August 31, 2009, respectively	18	18
Additional paid-in capital	88,047	86,729
Retained earnings	143,631	138,367
Accumulated other comprehensive loss	(1,124)	(2,101)
Common stock held in treasury, at cost - 1,563,498 shares at November 30, 2009 and August 31, 2009	(50,066)	(50,066)

Total shareholders’ equity	180,506	172,947

Total liabilities and shareholders’ equity	$262,792	$262,617

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except share and per share amounts)

	Three Months Ended November 30,
	2009	2008
Net sales	$77,721	$83,597
Cost of products sold (including cost of products acquired from related party of $4,260 for the three months ended November 30, 2008)	37,808	44,860

Gross profit	39,913	38,737

Operating expenses:
Selling, general and administrative	19,801	21,117
Advertising and sales promotion	5,198	5,413
Amortization of definite-lived intangible assets	185	129

Total operating expenses	25,184	26,659

Income from operations	14,729	12,078

Other (expense) income:
Interest expense, net of interest income of $35 and $258 for the three months ended November 30, 2009 and 2008, respectively	(489)	(440)
Other income, net	114	221

Income before income taxes	14,354	11,859
Provision for income taxes	4,941	4,174

Net income	$9,413	$7,685

Earnings per common share:
Basic	$0.57	$0.47

Diluted	$0.56	$0.46

Shares used in per share calculations:
Basic	16,556,206	16,495,678

Diluted	16,651,944	16,673,569

Dividends declared per common share	$0.25	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended November 30,
	2009	2008
Operating activities:
Net income	$9,413	$7,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,082	909
Net gains on sales and disposals of property and equipment	(2)	(3)
Deferred income tax expense	501	519
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(108)	(14)
Stock-based compensation	665	625
Unrealized foreign currency exchange gains, net	(469)	(295)
Provision for bad debts	—	135
Equity losses from related party	—	243
Changes in assets and liabilities:
Trade accounts receivable	3,798	(864)
Product held at contract packagers	405	(1,263)
Inventories	(1,629)	(2,903)
Other assets	534	(950)
Accounts payable and accrued expenses and liabilities	(1,133)	(2,873)
Accounts payable to related party	—	(380)
Income taxes payable	3,272	2,872
Deferred employee benefits and other long-term liabilities	(12)	(33)

Net cash provided by operating activities	16,317	3,410

Investing activities:
Capital expenditures	(314)	(1,172)
Proceeds from sales of property and equipment	17	60

Net cash used in investing activities	(297)	(1,112)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(4,149)	(4,134)
Proceeds from issuance of common stock	859	640
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	108	14

Net cash used in financing activities	(13,896)	(14,194)

Effect of exchange rate changes on cash and cash equivalents	796	(3,747)

Net increase (decrease) in cash and cash equivalents	2,920	(15,643)

Cash and cash equivalents at beginning of period	45,956	41,983

Cash and cash equivalents at end of period	$48,876	$26,340

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended November 30,
	2009	2008
Net income	$9,413	$7,685

Other comprehensive income (loss):
Equity adjustment from foreign currency translation, net of tax (provision) benefit of ($29) and $130 for the three months ended November 30, 2009 and 2008, respectively	977	(8,250)

Total comprehensive income (loss)	$10,390	$(565)

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2009 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 16, 2009.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The Company has evaluated subsequent events that occurred after the balance sheet date through January 11, 2010, the date on which the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 was filed with the SEC.

Accounting Standards Codification Transitional References

Recently, the Financial Accounting Standards Board (“FASB”) unanimously voted that the FASB Accounting Standards Codification (“the Codification”) will be the single source of authoritative nongovernmental U.S. GAAP. Other than resolving certain minor inconsistencies in U.S. GAAP, the Codification does not change U.S. GAAP, but is intended to make it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them into accounting topics.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Within the Company’s financial statements, certain previous references to Statements of Financial Accounting Standards (“SFAS”), FASB Staff Positions, Emerging Issues Task Force, FASB Interpretations, Staff Accounting Bulletins and Accounting Principles Board Opinions, have been replaced by references to the Accounting Standards Codification (“ASC”). Although the references within this Form 10-Q have changed, the Company has not changed any of its technical accounting policies as a result of the Codification.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for approximately 6 percent of the Company’s consolidated net sales for each of the three-month periods ended November 30, 2009 and 2008. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for approximately 3 percent and 4 percent of the Company’s consolidated net sales for the three months ended November 30, 2009 and 2008, respectively. Accounts receivable from Wal-Mart stores and its affiliates accounted for approximately 9 percent of the Company’s consolidated accounts receivable balances at both November 30, 2009 and August 31, 2009.

Foreign Currency Forward Contracts

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

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position are included in other current assets, while foreign currency forward contracts in a liability position are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of its cash and accounts receivable balances denominated in non-functional currencies. At November 30, 2009, the Company had approximately $8.0 million of foreign currency forward contracts outstanding which mature from December 2009 through March 2010. Realized and unrealized net gains and losses related to foreign currency forward contracts were not material for each of the three-month periods ended November 30, 2009 and 2008.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

standards prescribed by The ASC Topic of Income Taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries and reassesses this determination each reporting period. Changes to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances.

Earnings Per Common Share

Effective September 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per share pursuant to the two-class method. Accordingly, the Company’s outstanding unvested and outstanding vested restricted stock units that provide such nonforfeitable rights to dividend equivalents are included as participating securities in the calculation of earnings per common share (“EPS”) pursuant to the two-class method.

The Company calculates EPS using the two-class method, which provides for an allocation of net income between common stock and other participating securities based on their respective participation rights to share in dividends. Basic EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Net income available to common shareholders for the period includes dividends paid to common shareholders during the period plus a proportionate share of undistributed net income allocable to common shareholders for the period; the proportionate share of undistributed net income allocable to common shareholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period.

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options and restricted stock units granted under the Company’s prior stock option plan and current stock incentive plan.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued The ASC Topic of Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) which establishes the Codification as the single source of authoritative U.S. GAAP, other than guidance by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company adopted The ASC Topic of Generally Accepted Accounting Principles during the quarter ended November 30, 2009, and such adoption did not have a material impact on the preparation of the Company’s condensed consolidated financial statements.

Effective September 1, 2009, the Company adopted the delayed portions of The ASC Topic on Fair Value Measurements and Disclosures (formerly FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157) which applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of the delayed portions of The ASC Topic on Fair Value Measurements and Disclosures did not have a material impact on the Company’s condensed consolidated financial statements.

Effective September 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”),

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption and retrospective application of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. Other intangible assets consist of trade names and non-contractual customer relationships. The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment annually during the Company’s second fiscal quarter.

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

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the three months ended November 30, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$85,570	$8,641	$1,213	$95,424
Accumulated impairment losses	—	—	—	—
Translation adjustments	10	52	(2)	60

Balance as of November 30, 2009	$85,580	$8,693	$1,211	$95,484

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, which are not being amortized, consist of the 2000 Flushes, Spot Shot and 1001 trade names. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the three months ended November 30, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$24,500	$3,304	$—	$27,804
Translation adjustments	—	46	—	46

Balance as of November 30, 2009	$24,500	$3,350	$—	$27,850

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets consist of the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004. As of August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. Thus, beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of eight years. The following table summarizes the definite-lived intangible assets and the related accumulated amortization as of November 30, 2009 and August 31, 2009 (in thousands):

	November 30, 2009	August 31, 2009
Gross carrying amount	$7,077	$3,873
Accumulated amortization	(2,846)	(2,622)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	—	3,150

Net carrying amount	$4,231	$4,401

Changes in the carrying amount of definite-lived intangible assets by segment for the three months ended November 30, 2009 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$3,150	$1,251	$—	$4,401
Amortization expense	(65)	(120)	—	(185)
Translation adjustments	—	15	—	15

Balance as of November 30, 2009	$3,085	$1,146	$—	$4,231

The estimated future amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the Carpet Fresh and X-14 trade names and the non-contractual customer relationships intangible asset in future fiscal years is as follows (in thousands):

	Trade Names	Non-contractual Customer Relationships
Remainder of fiscal year 2010	$193	$368
Fiscal year 2011	258	491
Fiscal year 2012	258	287
Fiscal year 2013	258	—
Fiscal year 2014	258	—
Thereafter	1,860	—

	$3,085	$1,146

Note 4. Fair Value Measurements

Financial Assets and Liabilities

Effective September 1, 2008, the Company adopted enhanced disclosure requirements for financial assets and liabilities measured at fair value on a recurring basis. The ASC Topic on Fair Value Measurements and Disclosures establishes a hierarchy that prioritizes fair value measurements into the following three categories based on the types of inputs used in measuring fair value:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial assets measured at fair value on a recurring basis as of November 30, 2009 and August 31, 2009 were as follows (in thousands):

	Significant Other Observable Inputs (Level 2)
	November 30,	August 31,
	2009	2009
Assets:
Money market funds	$8,376	$7,687

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets as of November 30, 2009 and August 31, 2009. These securities are valued based on third party quotations of similar assets in active markets.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $23.0 million and $33.8 million at November 30, 2009 and August 31, 2009, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

Effective September 1, 2009, the Company adopted enhanced disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of November 30, 2009.

Note 5. Supplementary Balance Sheet Information (in thousands):

	November 30, 2009	August 31, 2009
Inventories:
Raw materials and components	$2,750	$3,222
Work-in-process	1,462	1,156
Finished goods	13,361	11,480

	$17,573	$15,858

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,630	$12,458
Buildings and improvements	4,482	4,450
Computer and office equipment	2,997	2,835
Software	3,885	3,862
Furniture and fixtures	1,098	1,084
Land	554	551

	25,646	25,240
Less: accumulated depreciation and amortization	(15,143)	(14,310)

	$10,503	$10,930

Accrued liabilities:
Accrued advertising and sales promotion expenses	$9,873	$8,958
Accrued professional services fees	1,096	1,266
Accrued other taxes	962	899
Accrued sales taxes	779	724
Other	2,624	3,386

	$15,334	$15,233

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	November 30,	August 31,
	2009	2009
Accrued payroll and related expenses:
Accrued profit sharing	$1,963	$1,533
Accrued payroll	1,524	1,666
Accrued bonuses	722	2,703
Accrued payroll taxes	749	941
Other	348	325

	$5,306	$7,168

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$754	$770
Other income taxes payable	2,356	2,356
Other	40	33

	$3,150	$3,159

Note 6. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders for the three months ended November 30, 2009 and 2008 (in thousands):

	Three Months Ended November 30,
	2009	2008
Net income	$9,413	$7,685
Less: Net income allocated to participating securities	(27)	—

Net income available to common shareholders	$9,386	$7,685

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30,
	2009	2008
Weighted-average common shares outstanding, basic	16,556,206	16,495,678
Weighted-average dilutive securities	95,738	177,891

Weighted-average common shares outstanding, diluted	16,651,944	16,673,569

For the three months ended November 30, 2009 and 2008, weighted-average stock options outstanding to purchase 624,202 and 631,790 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For each of the three-month periods ended November 30, 2009 and 2008, there were no additional anti-dilutive weighted-average stock options or restricted stock units outstanding which were excluded from the calculation of diluted EPS under the treasury stock method.

Note 7. Related Parties

Prior to July 1, 2009, the Company had a 30% membership interest in VML Company L.L.C. (“VML”). VML made profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of the Company’s contract manufacturers for certain homecare and cleaning products. The Company entered into a Settlement Agreement and Mutual General Release with VML, effective July 1, 2009. As a result, VML is no longer a related party.

The Company recorded equity losses related to its investment in VML of $0.2 million for the three months ended November 30, 2008, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.3 million for the three months ended November 30, 2008.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Company received rental income from VML for the three months ended November 30, 2008, which was recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. The Company’s investment in VML was written off in full as of February 28, 2009.

Note 8. Commitments and Contingencies

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2009, such commitments totaled approximately $1.1 million.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of November 30, 2009.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2009.

Note 9. Income Taxes

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The provision for income taxes was 34.4% of income before income taxes for the three months ended November 30, 2009, and 35.2% for the corresponding period of the prior fiscal year. In both periods, the Company benefited from the result of foreign earnings that were taxed at rates lower than U.S. statutory tax rates. In computing its quarterly income tax expense, the Company is required to estimate its annual income and tax expense by jurisdiction and apply that rate to income for the quarter. For the three months ended November 30, 2009, the Company estimated that a higher percentage of its total annual income will be earned in foreign jurisdictions and, thus, subject to lower tax rates than what it had estimated for the corresponding period of the prior fiscal year. This factor was the primary reason for the decrease in the Company’s effective tax rate for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year.

As of November 30, 2009 and August 31, 2009, the total amount of unrecognized tax benefits was $2.0 million, of which $1.1 million would affect the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of November 30, 2009 and August 31, 2009, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three-month periods ended November 30, 2009 and 2008.

During the three months ended November 30, 2009, the Company recorded liabilities related to unrecognized tax benefits of $0.1 million and recognized no tax benefits.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2006 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2005 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The tables below present information about reportable segments and net sales by product line as of and for the three months ended November 30, 2009 and 2008 (in thousands):

As of and for the Three Months Ended November 30:

	Americas	Europe	Asia-Pacific	Total
2009
Net sales	$43,679	$27,247	$6,795	$77,721
Income from operations (1)	$6,870	$6,726	$1,133	$14,729
Depreciation and amortization expense	$727	$319	$36	$1,082
Interest income	$—	$23	$12	$35
Interest expense	$522	$—	$2	$524
Total assets	$178,459	$75,479	$8,854	$262,792
2008
Net sales	$45,521	$30,134	$7,942	$83,597
Income from operations (1)	$4,504	$6,368	$1,206	$12,078
Depreciation and amortization expense	$567	$308	$34	$909
Interest income	$40	$204	$14	$258
Interest expense	$695	$—	$3	$698
Total assets	$184,176	$60,975	$8,659	$253,810

(1)	For the three months ended November 30, 2009 and 2008, income from operations for the Americas segment included costs from headquarters of $4.4 million and $4.6 million, respectively.

Net Sales by Product Line:

	Three Months Ended November 30,
	2009	2008
Multi-purpose maintenance products	$60,679	$65,875
Homecare and cleaning products	17,042	17,722

	$77,721	$83,597

Note 11. Subsequent Events

On December 8, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 29, 2010 to shareholders of record on January 8, 2010. In addition, on December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $15.0 million of its outstanding shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on October 16, 2009.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, we have marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, we launched a third multi-purpose maintenance product brand, Blue Works™. We also market eight homecare and cleaning product brands, X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Our brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

Our strategic initiatives include: (i) expanding geographically in countries where end users continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products segment by diverting a significant amount of our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust we have established with the WD-40 brand by gaining a better understanding of consumer needs and how the brand can meet those needs.

Highlights

•

Consolidated net sales decreased 7% while consolidated net income increased 22% for the first quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on net sales and net income for the first quarter of fiscal year 2010. On a constant currency basis, net sales would have decreased 5%, while net income would have increased 27% for the first quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year. Note that our constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars utilizing the exchange rates in effect for the prior fiscal year.

•

Sales of multi-purpose maintenance products decreased 8% for the first quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year due to sales declines across all segments. Sales in the Americas segment decreased 6% primarily due to a 5% decline in the U.S. as a result of lost distribution. Sales in the Europe segment declined by 8% primarily due to the impact of changes in foreign currency exchange rates. In local currency, the Europe segment experienced a 1% decrease in sales of multi-purpose maintenance products for the first quarter of fiscal year 2010 as compared to the corresponding period of the prior fiscal year. Sales in the Asia-Pacific segment declined 17% due to the slow recovery from the negative impact of general economic conditions during fiscal year 2009.

•

Sales of homecare and cleaning products decreased 4% for the first quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year as a result of the 23% sales decrease in the Europe segment due to the impact of changes in foreign currency exchange rates and to the timing of promotional activities.

•

Our gross profit as a percentage of net sales increased to 51% for the first quarter of fiscal year 2010 from 46% for the corresponding period of the prior fiscal year, primarily due to the impact of sales price increases implemented on certain products during fiscal year 2009 and lower costs of petroleum-based materials, partially offset by increased costs for aerosol cans due to increased tin plate costs.

Results of Operations

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Operating Items

The following table summarizes operating data for our consolidated operations for the three months ended November 30, 2009 and 2008 (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from
			Prior Year
	2009	2008	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$60,679	$65,875	$(5,196)	(8)%
Homecare and cleaning products	17,042	17,722	(680)	(4)%

Total net sales	77,721	83,597	(5,876)	(7)%
Cost of products sold	37,808	44,860	(7,052)	(16)%

Gross profit	39,913	38,737	1,176	3%
Operating expenses	25,184	26,659	(1,475)	(6)%

Income from operations	$14,729	$12,078	$2,651	22%

Net income	$9,413	$7,685	$1,728	22%

Earnings per common share – diluted	$0.56	$0.46	$0.10	22%

Net Sales by Segment

The following table summarizes net sales by segment for the three months ended November 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from
			Prior Year
	2009	2008	Dollars	Percent
Americas	$43,679	$45,521	$(1,842)	(4)%
Europe	27,247	30,134	(2,887)	(10)%
Asia-Pacific	6,795	7,942	(1,147)	(14)%

	$77,721	$83,597	$(5,876)	(7)%

Americas

The following table summarizes net sales by product line for the Americas segment for the three months ended November 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$29,920	$31,691	$(1,771)	(6)%
Homecare and cleaning products	13,759	13,830	(71)	(1)%

	$43,679	$45,521	$(1,842)	(4)%

% of consolidated net sales	56%	54%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $43.7 million, down $1.8 million, or 4%, for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment for the three months ended November 30, 2009 decreased 6% compared to the corresponding period of the prior fiscal year primarily due to a sales decrease of 5% in the U.S. Sales of multi-purpose maintenance products in the U.S. declined due to changes in customer purchasing patterns due to the timing of promotional activity during the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Promotional activity was higher during the first quarter of the prior fiscal year in advance of the price increases implemented during the period.

Sales of homecare and cleaning products in the Americas segment decreased slightly for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Spot Shot sales increased 30% due to increased promotional activities, however, this increase was fully offset by decreases in all other homecare and cleaning product lines. The most significant sales decreases related to X-14 mildew stain remover and automatic toilet bowl cleaners which decreased 37% and 17%, respectively, compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including the discontinuation of certain product offerings, reduced shelf space, the effect of competitive factors and our strategic decision to divert our research and development resources from our homecare and cleaning products.

For the Americas segment, 81% of sales came from the U.S., and 19% came from Canada and Latin America for the three months ended November 30, 2009, compared to the distribution for the three months ended November 30, 2008, when 80% of sales came from the U.S. and 20% came from Canada and Latin America.

Europe

The following table summarizes net sales by product line for the Europe segment for the three months ended November 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$25,161	$27,426	$(2,265)	(8)%
Homecare and cleaning products	2,086	2,708	(622)	(23)%

	$27,247	$30,134	$(2,887)	(10)%

% of consolidated net sales	35%	36%

Sales in the Europe segment decreased to $27.2 million, down $2.9 million, or 10%, for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended November 30, 2009 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $29.4 million in the Europe segment. Thus, on a constant currency basis, sales would have decreased by $0.7 million, or 2%, for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Spain, Portugal, Italy, France, Germany, the Netherlands, Denmark and Austria. Overall, sales from these direct markets decreased 5% for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year and accounted for 62% of the segment’s sales, compared to 59% of the segment’s sales for the corresponding period of the prior fiscal year. We experienced increased sales in Italy, Spain/Portugal and France of 51%, 30% and 19%, respectively, for the three months ended November 30, 2009 compared to the corresponding period of the prior year. However, such increases were offset by decreased sales in the U.K. and the German sales region, which includes Germany, the Netherlands, Denmark and Austria, of 26% and 18%, respectively.

The sales growth in Italy and Spain/Portugal were due primarily to new distribution, while the sales growth in France was driven by the continued growth of the WD-40 Smart Straw and the 3-IN-ONE Pro product lines. The sales declines in the U.K and the German sales region were due to reduced promotional activity during the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Promotional activity was higher during the first quarter of the prior fiscal year in advance of the price increases implemented in the U.K. and the German sales region during that quarter.

In the countries in which we sell through local distributors, sales decreased 17% for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Sales for the first quarter of the prior fiscal year were higher in advance of the price increases implemented during that quarter. The distributor market accounted for approximately 38% of the total Europe segment sales for the three months ended November 30, 2009, compared to 41% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment for the three months ended November 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2009	2008	Dollars	Percent
Multi-purpose maintenance products	$5,599	$6,758	$(1,159)	(17)%
Homecare and cleaning products	1,196	1,184	12	1%

	$6,795	$7,942	$(1,147)	(14)%

% of consolidated net sales	9%	10%

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $6.8 million, down $1.1 million, or 14%, for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended November 30, 2009 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $6.5 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.4 million, or 18%, for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 59% of total sales in the Asia-Pacific segment, decreased 26% for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year primarily due to lower sales of multi-purpose maintenance products across most of the Asia region. Sales in China decreased 38%, while sales across the rest of the Asia region decreased 22%. China and many of the markets throughout the Asia region experienced strong sales during the first quarter of the prior fiscal year, followed by declining sales throughout the remainder of the fiscal year due to the negative impact of general economic conditions. Although these markets appear to be improving, sales growth during the three months ended November 30, 2009 has been slow. In addition, continuing economic challenges and competitive factors have negatively impacted sales in certain markets in the Asia region.

Sales in Australia increased 11% for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year due primarily to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have decreased slightly for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year due primarily to merchandising changes by a key customer.

Gross Profit

Gross profit was $39.9 million, or 51% of net sales, for the three months ended November 30, 2009 compared to $38.7 million, or 46% of net sales, for the corresponding period of the prior fiscal year. Worldwide price increases implemented during the first quarter of fiscal year 2009 added 1.6 percentage points to our gross profit percentage for the three months ended November 30, 2009. Gross profit percentage also benefited from a decline in the cost of petroleum-based materials and the impact of product conversions/sourcing changes which had a favorable impact on our gross profit percentage of 3.9 percentage points and 1.3 percentage points, respectively, for the three months ended November 30, 2009. In addition, we initiated manufacturing of WD-40 Smart Straw in Europe during the fourth quarter of fiscal year 2009. Previously, WD-40 Smart Straw for all markets was manufactured only in the U.S. This manufacturing shift had a positive impact on our gross profit percentage of 0.5 percentage points for the three months ended November 30, 2009.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the first quarter of fiscal year 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit percentage by 0.9 percentage points. The decrease in such discounts was due to the fact that a greater percentage of sales during the first quarter of fiscal year 2009 was subject to promotional allowances.

Partially offsetting the aforementioned favorable impacts to gross profit percentage were higher costs for aerosol cans, which negatively impacted our gross profit percentage by 3.3 percentage points for the three months ended November 30, 2009. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.3 million and $4.1 million for the three months ended November 30, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2009 decreased to $19.8 million from $21.1 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, SG&A expenses increased to 25.5% for the three months ended November 30, 2009 from 25.3% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year decreased SG&A expenses by $0.4 million for the three months ended November 30, 2009. Thus, on a constant currency basis, SG&A expenses for the first quarter of fiscal year 2010 would have been $20.2 million for a decrease of $0.9 million, or 4%, from the corresponding period of the prior fiscal year. Freight costs decreased $0.7 million due to reduced fuel costs, improved shipping efficiencies and lower sales revenue. Professional services costs decreased $0.5 million primarily due to lower legal costs. Other miscellaneous expenses, including broker sales commissions, stock-based compensation and bad debt expense, decreased by $0.5 million. Partially offsetting these decreases was an increase in employee-related costs, which include salaries, profit sharing and other fringe benefits, of $0.7 million due to annual compensation increases towards the end of the first quarter of the prior fiscal year and higher staffing levels primarily to support the growth of international operations.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs for each of the three-month periods ended November 30, 2009 and 2008 were $1.2 million. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2009 decreased to $5.2 million from $5.4 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, these expenses increased to 6.7% for the three months ended November 30, 2009 from 6.5% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was due primarily to the timing of investment in advertising activities and the favorable impact of changes in foreign currency exchange rates period over period. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For the three months ended November 30, 2009, total promotional costs recorded as a reduction to sales were $4.9 million compared to $5.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.1 million and $11.1 million for the three months ended November 30, 2009 and 2008, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $185,000 and $129,000 for the three months ended November 30, 2009 and 2008, respectively. The increase in amortization for the three months ended November 30, 2009 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009, in addition to amortization of the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. The amortization for the three months ended November 30, 2008 relates to the non-contractual customer relationships only. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations for the three months ended November 30, 2009 and 2008 (in thousands):

	Three Months Ended November 30,
	2009	2008	Change
Interest expense, net	$489	$440	$49
Other income, net	$114	$221	$(107)
Provision for income taxes	$4,941	$4,174	$767

Interest Expense, Net

Although interest expense decreased due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2009 and October 2008, this decrease was more than offset by a larger decrease in interest income as a result of lower interest rates during the first quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net decreased $0.1 million for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.4% of income before income taxes for the three months ended November 30, 2009, and 35.2% for the corresponding period of the prior fiscal year. In both periods, we benefited from the result of foreign earnings that were taxed at rates lower than U.S. statutory tax rates. In computing our quarterly income tax expense, we are required to estimate our annual income and tax expense by jurisdiction and apply that rate to income for the quarter. For the three months ended November 30, 2009, we estimated that a higher percentage of our total annual income will be earned in foreign jurisdictions and, thus, subject to lower tax rates than what we had estimated for the corresponding period of the prior fiscal year. This factor was the primary reason for the decrease in our effective tax rate for the three months ended November 30, 2009 compared to the corresponding period of the prior fiscal year.

Net Income

Net income was $9.4 million, or $0.56 per common share on a fully diluted basis for the three months ended November 30, 2009, compared to $7.7 million, or $0.46 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates period over period had an unfavorable impact of $0.3 million on net income for the three months ended November 30, 2009. Thus, on a constant currency basis, net income for the three months ended November 30, 2009 would have been $9.7 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $16.3 million for the three months ended November 30, 2009 compared to $3.4 million for the corresponding period of the prior fiscal year. Despite the recent liquidity issues experienced in the global credit and capital markets, we believe we are well positioned to weather the uncertainty due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, obtained in September 2008, which is currently undrawn. At November 30, 2009, we had a total of $48.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at November 30, 2009, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $21.4 million as of November 30, 2009. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities increased to $16.3 million for the three months ended November 30, 2009 from $3.4 million for the corresponding period of the prior fiscal year. This increase was due to the increase in net income as adjusted for noncash items such as depreciation and amortization, deferred income tax expense, stock-based compensation and unrealized foreign currency exchange gains, net, and the cash impact of changes in working capital.

Investing Activities

During the three months ended November 30, 2009, our cash outflows from investing activities were for capital expenditures, while our cash inflows were proceeds from the sales of property and equipment. Capital expenditures during the three months ended November 30, 2009 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment and software. For fiscal year 2010, we expect to invest approximately $4.3 million for new capital assets largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

During the three months ended November 30, 2009, our cash outflows from financing activities consisted of the repayment of debt and dividend payments, while cash inflows consisted of proceeds from the issuance of common stock.

Working Capital

At November 30, 2009, working capital decreased to $71.0 million, down $1.6 million from $72.6 million at August 31, 2009. The current ratio was 2.4 and 2.5 at November 30, 2009 and August 31, 2009, respectively.

Current assets increased by $0.9 million to $121.7 million at November 30, 2009 due primarily to a $2.9 million increase in cash and cash equivalents and a $1.7 million increase in inventories offset by a $3.0 million decrease in accounts receivable. Inventories increased primarily due to the buildup of inventories in Europe, while accounts receivable decreased due to the timing of sales.

Current liabilities increased by $2.6 million to $50.8 million at November 30, 2009 primarily due to a $2.8 million increase in accounts payable and accrued liabilities due to the timing of payments. In addition, income taxes payable increased by $1.6 million due to the timing of income tax accruals and related payments. Accrued payroll and related expenses decreased $1.9 million due to the payment of the fiscal year 2009 bonuses during the first quarter of the current fiscal year, partially offset by a higher profit sharing accrual. At November 30, 2009, the accrued profit sharing balance included eleven months of accrual compared to eight months of accrual at August 31, 2009, as the Company’s profit sharing plan is based on a calendar year.

Commercial Commitments

We have relationships with various suppliers (contract manufacturers) who manufacture our products. Although we do not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and we are committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. We are also obligated to purchase obsolete or slow-moving inventory. We have acquired inventory under these commitments, the amounts of which have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2009, such commitments totaled approximately $1.1 million.

Share Buy-Back Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months, the Company is authorized to acquire up to $15.0 million of its outstanding shares.

Dividends

On December 8, 2009, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on January 29, 2010 to shareholders of record on January 8, 2010. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

As of November 30, 2009 and August 31, 2009, the total amount of unrecognized tax benefits was $2.0 million, of which $1.1 million would affect the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in our condensed consolidated balance sheets. As of November 30, 2009 and August 31, 2009, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three-month periods ended November 30, 2009 and 2008.

During the three months ended November 30, 2009, we recorded liabilities related to unrecognized tax benefits of $0.1 million and recognized no tax benefits.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We are currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2006 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal year 2005 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2004 through 2007. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Our critical accounting policies are discussed in more detail in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The Accounting Standards Codification (“ASC”) Topic of Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles) which establishes the FASB Accounting Standards Codification (“the Codification”) as the

single source of authoritative U.S. GAAP, other than guidance by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted The ASC Topic of Generally Accepted Accounting Principles during the quarter ended November 30, 2009, and such adoption did not have a material impact on the preparation of our condensed consolidated financial statements.

Effective September 1, 2009, we adopted the delayed portions of The ASC Topic on Fair Value Measurements and Disclosures (formerly FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157) which applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of the delayed portions of The ASC Topic on Fair Value Measurements and Disclosures did not have a material impact on our condensed consolidated financial statements.

Effective September 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption and retrospective application of FSP EITF 03-6-1 did not have a material impact on our condensed consolidated financial statements.

Related Parties

Prior to July 1, 2009, we had a 30% membership interest in VML Company L.L.C. (“VML”). VML made profit distributions to us and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of our contract manufacturers for certain homecare and cleaning products. We entered into a Settlement Agreement and Mutual General Release with VML effective July 1, 2009. As a result, VML is no longer a related party.

We recorded equity losses related to our investment in VML of $0.2 million for the three months ended November 30, 2008, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $4.3 million for the three months ended November 30, 2008. Additionally, we received rental income from VML for the three months ended November 30, 2008, which was recorded as a component of other income, net in our condensed consolidated statements of operations. Our investment in VML was written off in full as of February 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

During the quarter ended November 30, 2009, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 16, 2009.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 16, 2009.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. Additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, as updated from time to time in the Company’s SEC filings.

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products in the Americas, the impact of changes in product distribution, competition for shelf space, plans for product and promotional innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotions on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, foreign currency exchange rates and fluctuations in those rates, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors identified in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Item 6.	Exhibits

Exhibit No.	Description
3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

10(a)	Form of Executive Officer Performance Share Unit Award Agreement.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 11, 2010	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)