Form 10-Q
period 2010-02-28
WD 40 CO
filed 2010-04-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 5, 2010 was 16,584,995.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	February 28, 2010	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$48,949	$45,956
Trade accounts receivable, less allowance for doubtful accounts of $619 and $694 at February 28, 2010 and August 31, 2009, respectively	55,062	48,061
Product held at contract packagers	1,764	1,797
Inventories	14,934	15,858
Current deferred tax assets, net	4,370	4,369
Other current assets	4,255	4,736

Total current assets	129,334	120,777

Property, plant and equipment, net	9,900	10,930
Goodwill	95,177	95,424
Other intangible assets, net	31,571	32,205
Other assets	2,988	3,281

Total assets	$268,970	$262,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,037	$12,529
Accrued liabilities	15,427	15,233
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	4,674	7,168
Income taxes payable	2,335	2,570

Total current liabilities	53,187	48,214

Long-term debt	10,714	21,429
Long-term deferred tax liabilities, net	17,968	16,868
Deferred employee benefits and other long-term liabilities	3,193	3,159

Total liabilities	85,062	89,670

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,148,493 and 18,093,879 shares issued at February 28, 2010 and August 31, 2009, respectively; and 16,584,995 and 16,530,381 shares outstanding at February 28, 2010 and August 31, 2009, respectively	18	18
Additional paid-in capital	89,062	86,729
Retained earnings	150,147	138,367
Accumulated other comprehensive loss	(5,253)	(2,101)
Common stock held in treasury, at cost — 1,563,498 shares at February 28, 2010 and August 31, 2009	(50,066)	(50,066)

Total shareholders’ equity	183,908	172,947

Total liabilities and shareholders’ equity	$268,970	$262,617

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net sales	$80,553	$61,837	$158,274	$145,434
Cost of products sold (including cost of products acquired from related party of $3,460 and $7,720 for the three and six months ended February 28, 2009, respectively)	38,320	31,192	76,128	76,052

Gross profit	42,233	30,645	82,146	69,382

Operating expenses:
Selling, general and administrative	20,082	17,836	39,883	38,953
Advertising and sales promotion	5,354	4,604	10,552	10,017
Amortization of definite-lived intangible assets	185	110	370	239
Impairment of indefinite-lived intangible assets	—	2,760	—	2,760

Total operating expenses	25,621	25,310	50,805	51,969

Income from operations	16,612	5,335	31,341	17,413

Other (expense) income:
Interest expense, net of interest income of $40 and $91 for the three months ended February 28, 2010 and 2009, respectively; and $75 and $348 for the six months ended February 28, 2010 and 2009, respectively	(361)	(510)	(850)	(950)
Other (expense) income, net	(36)	480	78	701

Income before income taxes	16,215	5,305	30,569	17,164
Provision for income taxes	5,538	1,222	10,479	5,396

Net income	$10,677	$4,083	$20,090	$11,768

Earnings per common share:
Basic	$0.64	$0.25	$1.21	$0.71

Diluted	$0.64	$0.25	$1.20	$0.71

Shares used in per share calculations:
Basic	16,585	16,501	16,570	16,498

Diluted	16,688	16,650	16,670	16,662

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended February 28,
	2010	2009
Operating activities:
Net income	$20,090	$11,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,186	1,780
Impairment of indefinite-lived intangible assets	—	2,760
Net gains on sales and disposals of property and equipment	(21)	(21)
Deferred income tax expense	871	1,113
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(110)	(14)
Stock-based compensation	1,641	1,577
Unrealized foreign currency exchange gains, net	(137)	(569)
Provision for bad debts	—	351
Equity losses from related party	—	435
Changes in assets and liabilities:
Trade accounts receivable	(8,169)	1,870
Product held at contract packagers	40	(1,557)
Inventories	757	(1,324)
Other assets	433	(1,223)
Accounts payable and accrued expenses and liabilities	5,551	(6,382)
Accounts payable to related party	—	(258)
Income taxes payable	258	1,330
Deferred employee benefits and other long-term liabilities	33	(57)

Net cash provided by operating activities	23,423	11,579

Investing activities:
Capital expenditures	(760)	(2,019)
Proceeds from sales of property and equipment	62	126

Net cash used in investing activities	(698)	(1,893)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(8,310)	(8,271)
Proceeds from issuance of common stock	896	640
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	110	14

Net cash used in financing activities	(18,018)	(18,331)

Effect of exchange rate changes on cash and cash equivalents	(1,714)	(4,844)

Net increase (decrease) in cash and cash equivalents	2,993	(13,489)

Cash and cash equivalents at beginning of period	45,956	41,983

Cash and cash equivalents at end of period	$48,949	$28,494

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net income	$10,677	$4,083	$20,090	$11,768
Other comprehensive loss:
Equity adjustment from foreign currency translation, net of tax benefit (provision) of $2 and $10 for the three months ended February 28, 2010 and 2009, respectively; and ($27) and $140 for the six months ended February 28, 2010 and 2009, respectively	(4,129)	(2,991)	(3,152)	(11,241)

Total comprehensive income	$6,548	$1,092	$16,938	$527

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, the Company has marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, the Company launched and began shipping a third multi-purpose maintenance product brand, Blue Works™, which is targeted at the industrial channel. The Company also markets eight homecare and cleaning product brands, X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the SEC on October 16, 2009.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for 7 percent of the Company’s consolidated net sales for each of the three month periods ended February 28, 2010 and 2009, and 7 percent and 6 percent of the Company’s consolidated net sales for the six months ended February 28, 2010 and 2009, respectively. Excluding sales to U.S. Wal-Mart stores,

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

sales to affiliates of Wal-Mart worldwide accounted for 3 percent of the Company’s consolidated net sales for each of the three month periods ended February 28, 2010 and 2009, and 3 percent and 4 percent of the Company’s consolidated net sales for the six months ended February 28, 2010 and 2009, respectively. Accounts receivable from Wal-Mart stores and its affiliates accounted for 11 percent and 9 percent of the Company’s consolidated accounts receivable balances at February 28, 2010 and August 31, 2009, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of its cash and accounts receivable balances denominated in non-functional currencies. At February 28, 2010, the Company had approximately $10.2 million of foreign currency forward contracts outstanding which mature from March 2010 through June 2010. Realized and unrealized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 28, 2010 and 2009.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options, restricted stock units and performance share units granted under the Company’s prior stock option plan and current equity incentive plan.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. GAAP, other than guidance issued by the SEC. The Codification became effective for the Company as of the beginning of the first quarter of its fiscal year 2010, or September 1, 2009. The Codification did not change U.S. GAAP and, therefore, its adoption has only affected how specific references to U.S. GAAP literature are disclosed within the Company’s Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K such that they are consistent with the Codification.

Effective September 1, 2009, the Company adopted the authoritative guidance for fair value measurements issued by the FASB for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Effective September 1, 2009, the Company adopted the authoritative guidance applicable for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption and retrospective application of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statement disclosures. This amended guidance became effective upon its issuance on February 24, 2010. The Company adopted this updated guidance effective as of this date and all subsequent event references in its SEC filings will reflect these amended disclosure requirements starting with this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standard

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this updated guidance to have a material impact on its consolidated financial statement disclosures.

Note 3. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other intangible assets, including both indefinite-lived intangible assets and definite-lived intangible assets, consist of trade names and non-contractual customer relationships. The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment annually during the Company’s second fiscal quarter.

In addition to the annual impairment tests, goodwill and indefinite-lived intangible assets are evaluated each reporting period. Goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life and to determine whether any indicators of impairment exist. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

During the quarter ended February 28, 2010, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. This annual test follows a two-step process and is conducted by applying fair value concepts. Only the first step of the annual goodwill impairment test was required as the fair values of all reporting units significantly exceeded their carrying values. In performing the annual impairment test of its goodwill and indefinite-lived intangible assets, the Company considered the new fair value concepts of a market participant and the highest and best use for its intangible assets. Based on the results of these annual impairment tests, the Company determined that no impairment existed related to either its goodwill or indefinite-lived intangible assets as of February 28, 2010.

Acquisition-related Goodwill

Changes in the carrying amounts of acquisition-related goodwill by segment for the six months ended February 28, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$85,570	$8,641	$1,213	$95,424
Translation adjustments	(33)	(211)	(3)	(247)

Balance as of February 28, 2010	$85,537	$8,430	$1,210	$95,177

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, which are not being amortized, consist of the 2000 Flushes, Spot Shot and 1001 trade names and are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the six months ended February 28, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$24,500	$3,304	$—	$27,804
Translation adjustments	—	(201)	—	(201)

Balance as of February 28, 2010	$24,500	$3,103	$—	$27,603

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets consist of the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004 and are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. Effective August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. Thus, beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non- contractual customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of eight years. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28, 2010	August 31, 2009
Gross carrying amount	$6,788	$3,873
Accumulated amortization	(2,820)	(2,622)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	—	3,150

Net carrying amount	$3,968	$4,401

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$3,150	$1,251	$—	$4,401
Amortization expense	(129)	(241)	—	(370)
Translation adjustments	—	(63)	—	(63)

Balance as of February 28, 2010	$3,021	$947	$—	$3,968

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

	Trade Names	Non-contractual Customer Relationships
Remainder of fiscal year 2010	$129	$227
Fiscal year 2011	258	455
Fiscal year 2012	258	265
Fiscal year 2013	258	—
Fiscal year 2014	258	—
Thereafter	1,860	—

Total	$3,021	$947

Note 4. Fair Value Measurements

Financial Assets and Liabilities

In accordance with the authoritative guidance for fair value measurements, the Company has categorized its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Significant Other Observable Inputs (Level 2)
	February 28, 2010	August 31, 2009
Assets:
Money market funds	$8,402	$7,687

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets at February 28, 2010 and August 31, 2009. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $23.0 million and $33.8 million at February 28, 2010 and August 31, 2009, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

Effective September 1, 2009, the Company adopted enhanced measurement and disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of February 28, 2010.

Note 5. Balance Sheet Details

The condensed consolidated balance sheet details are summarized below (in thousands):

	February 28, 2010	August 31, 2009
Inventories:
Raw materials and components	$2,373	$3,222
Work-in-process	1,454	1,156
Finished goods	11,107	11,480

Total	$14,934	$15,858

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,627	$12,458
Buildings and improvements	4,371	4,450
Computer and office equipment	2,983	2,835
Software	3,892	3,862
Furniture and fixtures	1,081	1,084
Land	539	551

Subtotal	25,493	25,240
Less: accumulated depreciation and amortization	(15,593)	(14,310)

Total	$9,900	$10,930

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,760	$8,958
Accrued professional services fees	1,330	1,266
Accrued other taxes	1,383	899
Accrued sales taxes	1,099	724
Other	2,855	3,386

Total	$15,427	$15,233

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	February 28, 2010	August 31, 2009
Accrued payroll and related expenses:
Accrued payroll	$1,745	$1,666
Accrued bonuses	1,464	2,703
Accrued payroll taxes	677	941
Accrued profit sharing	457	1,533
Other	331	325

Total	$4,674	$7,168

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$737	$770
Other income taxes payable	2,356	2,356
Other	100	33

Total	$3,193	$3,159

Note 6. Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, the Company is authorized to acquire up to $15.0 million of its outstanding shares. During the period from December 8, 2009 through February 28, 2010, the Company did not purchase any shares under this share buy-back plan.

Note 7. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net income	$10,677	$4,083	$20,090	$11,768
Less: Net income allocated to participating securities	(36)	—	(63)	—

Net income available to common shareholders	$10,641	$4,083	$20,027	$11,768

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Weighted-average common shares outstanding, basic	16,585	16,501	16,570	16,498
Weighted-average dilutive securities	103	149	100	164

Weighted-average common shares outstanding, diluted	16,688	16,650	16,670	16,662

For the three months ended February 28, 2010 and 2009, weighted-average stock options outstanding to purchase 615,635 and 1,243,656 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the six months ended February 28, 2010 and 2009, weighted-average stock options outstanding to purchase 619,919 and 937,723 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Related Parties

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

The Company recorded equity losses related to its investment in VML of $0.2 million and $0.4 million for the three and six months ended February 28, 2009, respectively, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.5 million and $7.7 million for the three and six months ended February 28, 2009, respectively. Additionally, the Company received rental income from VML which was recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. The Company’s investment in VML was written off in full as of February 28, 2009.

Note 9. Commitments and Contingencies

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company does not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and the Company is committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. The Company is also obligated to purchase obsolete or slow-moving inventory from its contract manufacturers and has done so in the past under these commitments, the amounts of which have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2010, such commitments totaled approximately $1.0 million.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint sought to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff appealed the District Court’s decision, and the case was argued at the appellate level in April 2009. On August 19, 2009, the Ninth Circuit Court of Appeals affirmed the District Court’s certification decision and, on September 10, 2009, the case was remanded to the District Court. On October 26, 2009, the plaintiff filed a motion to voluntarily dismiss the case without prejudice. The Company opposed the plaintiff’s motion and sought dismissal with prejudice on November 19, 2009. The District Court agreed with the Company’s arguments and dismissed the case with prejudice on March 29, 2010. The plaintiff’s legal counsel has indicated that it intends to file another lawsuit against the Company on the same grounds seeking class action status. If such an action is filed and if class action certification is granted therein, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Since 2004, the Company has been named as a defendant in lawsuits brought by a growing group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. No liabilities have been recorded for these agreements as of February 28, 2010.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2010.

Note 10. Income Taxes

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

The provision for income taxes was 34.2% and 23.0% of income before income taxes for the three months ended February 28, 2010 and 2009, respectively, and 34.3% and 31.4% of income before income taxes for the six months ended February 28, 2010 and 2009, respectively. The lower effective income tax rates for the three and six months ended February 28, 2009 were primarily due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. The tax law change caused a revaluation of the Company’s deferred tax assets and liabilities that resulted in a tax benefit of approximately $0.5 million in fiscal year 2009.

The total amount of unrecognized tax benefits was $2.1 million and $2.0 million as of February 28, 2010 and August 31, 2009, respectively, of which $1.1 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of February 28, 2010 and August 31, 2009, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three and six month periods ended February 28, 2010 and 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended February 28, 2010, the Company recorded liabilities related to unrecognized tax benefits of $0.2 million and recognized no tax benefits.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2006 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2005 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2004 through 2008. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 11. Business Segments and Foreign Operations

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

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2010
Net sales	$44,217	$28,634	$7,702	$80,553
Income from operations (1)	$8,016	$7,009	$1,587	$16,612
Depreciation and amortization expense	$750	$312	$42	$1,104
Interest income	$—	$26	$14	$40
Interest expense	$399	$—	$2	$401
Total assets	$182,102	$77,498	$9,370	$268,970
2009
Net sales	$37,241	$19,546	$5,050	$61,837
Income from operations (1)	$1,021	$3,829	$485	$5,335
Depreciation and amortization expense	$563	$273	$35	$871
Interest income	$23	$59	$8	$90
Interest expense	$599	$—	$1	$600
Total assets	$179,350	$59,682	$7,448	$246,480

(1)	For the three months ended February 28, 2010 and 2009, income from operations for the Americas segment included costs from headquarters of $4.7 million and $4.3 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of and for the Six Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2010
Net sales	$87,896	$55,881	$14,497	$158,274
Income from operations (2)	$14,886	$13,735	$2,720	$31,341
Depreciation and amortization expense	$1,477	$631	$78	$2,186
Interest income	$—	$49	$26	$75
Interest expense	$921	$—	$4	$925
Total assets	$182,102	$77,498	$9,370	$268,970
2009
Net sales	$82,762	$49,680	$12,992	$145,434
Income from operations (2)	$5,525	$10,197	$1,691	$17,413
Depreciation and amortization expense	$1,130	$581	$69	$1,780
Interest income	$63	$263	$22	$348
Interest expense	$1,294	$—	$4	$1,298
Total assets	$179,350	$59,682	$7,448	$246,480

(2)	For the six months ended February 28, 2010 and 2009, income from operations for the Americas segment included costs from headquarters of $9.1 million and $8.9 million, respectively.

Net Sales by Product Line:

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Multi-purpose maintenance products	$65,635	$47,084	$126,315	$112,959
Homecare and cleaning products	14,918	14,753	31,959	32,475

Total	$80,553	$61,837	$158,274	$145,434

Note 12. Subsequent Event

On March 23, 2010, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2010 to shareholders of record on April 16, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

In order to show the impact of changes in foreign currency exchange rates on our consolidated results of operations, we have included constant currency disclosures in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. Dollars using the exchange rates in effect for the corresponding period of the prior fiscal year.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 which was filed with the Securities and Exchange Commission (“SEC”) on October 16, 2009.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, we have marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, we launched and began shipping a third multi-purpose maintenance product brand, Blue Works™, which is targeted at the industrial channel. We also market eight homecare and cleaning product brands, X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

Thus far in our fiscal year 2010, general economic conditions and our business activities have shown signs of improvement, but we are still uncertain about the overall state of the global economy and what the remainder of fiscal year 2010 holds for us. Highlights for our business, which reflect these improved economic conditions, for the six months ended February 28, 2010 include the following:

•

Consolidated net sales increased 9% and consolidated net income increased 71% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on net sales and net income for the six months ended February 28, 2010. On a constant currency basis, net sales would have increased 7% and net income would have increased 68% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

•

Sales of multi-purpose maintenance products increased 12% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to sales growth across all segments. Sales in the Americas segment increased 10% primarily due to a 12% increase in the U.S. as a result of increased volume through existing distribution channels, new distribution and increased promotional activities. Sales in the Europe segment increased by 15% primarily due to the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. Sales in the Asia-Pacific segment increased 10% primarily due to the favorable impact of changes in foreign currency exchange rates.

•

Sales of homecare and cleaning products decreased 2% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year primarily due to an 11% sales decrease in the Europe segment which resulted from our strategic decision to focus our efforts and promotional activities on our multi-purpose maintenance products rather than on our homecare and cleaning products.

•

Our gross profit as a percentage of net sales increased to 52% for the six months ended February 28, 2010 from 48% for the corresponding period of the prior fiscal year primarily due to the positive impacts of lower costs of petroleum-based materials, lower advertising and promotional discounts, sourcing changes, price increases and sales mix changes, which were all partially offset by increased costs for aerosol cans resulting from increased tin plate costs.

Our core strategic initiatives and the areas where we will continue to focus our time and resources for the remainder of fiscal year 2010 include: (i) expanding geographically in countries where end users continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products segment by focusing our research and development resources to leverage our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow our revenues and profits.

Results of Operations

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$65,635	$47,084	$18,551	39%
Homecare and cleaning products	14,918	14,753	165	1%

Total net sales	80,553	61,837	18,716	30%
Cost of products sold	38,320	31,192	7,128	23%

Gross profit	42,233	30,645	11,588	38%
Operating expenses	25,621	25,310	311	1%

Income from operations	$16,612	$5,335	$11,277	211%

Net income	$10,677	$4,083	$6,594	161%

Earnings per common share – diluted	$0.64	$0.25	$0.39	156%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$44,217	$37,241	$6,976	19%
Europe	28,634	19,546	9,088	46%
Asia-Pacific	7,702	5,050	2,652	53%

Total	$80,553	$61,837	$18,716	30%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$32,650	$25,368	$7,282	29%
Homecare and cleaning products	11,567	11,873	(306)	(3)%

Total	$44,217	$37,241	$6,976	19%

% of consolidated net sales	55%	60%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $44.2 million, up $7.0 million, or 19%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net sales for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $7.3 million, or 29%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Sales of WD-40 products in the U.S. increased $6.2 million, or 33%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to improved economic conditions, increased volume through existing distribution channels, new distribution and the timing of promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $0.3 million, or 3%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Sales of Spot Shot increased $0.5 million, or 9%, in the Americas segment due to increased promotional activities and new distribution. However, this increase was more than offset by decreases in all other homecare and cleaning product brands. The most significant of these sales decreases were from the Carpet Fresh brand and X-14 hard surface cleaners which decreased $0.3 million, or 19%, and $0.2 million, or 28%, respectively, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not our homecare and cleaning products.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for each of the three month periods ended February 28, 2010 and 2009.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$26,590	$17,601	$8,989	51%
Homecare and cleaning products	2,044	1,945	99	5%

Total	$28,634	$19,546	$9,088	46%

% of consolidated net sales	35%	32%

Sales in the Europe segment increased to $28.6 million, up $9.1 million, or 46%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 28, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $26.1 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $6.6 million, or 34%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $5.6 million, or 37%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year and accounted for 72% of the Europe segment’s sales for the three months ended February 28, 2010 compared to 77% of the Europe segment’s sales for the three months ended February 28, 2009. We experienced sales growth throughout the Europe segment for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 53%; Germanics sales region, 51%; France, 34%; U.K., 28%; and Italy, 11%.

The sales growth throughout the Europe segment where we sell direct was primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. In addition, France and Iberia also benefited from the continued growth of the 3-IN-ONE line of products.

In the countries in which we sell through local distributors, sales increased $3.5 million, or 78%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year, driven by increased sales of multi-purpose maintenance products in Northern Europe and the Middle East. The distributor markets accounted for approximately 28% of the total Europe segment sales for the three months ended February 28, 2010, compared to 23% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$6,395	$4,115	$2,280	55%
Homecare and cleaning products	1,307	935	372	40%

Total	$7,702	$5,050	$2,652	53%

% of consolidated net sales	10%	8%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $7.7 million, up $2.7 million, or 53%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 28, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $6.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.8 million, or 35%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 61% of the total sales in the Asia-Pacific segment, increased $1.6 million, or 53%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year primarily due to higher sales of WD-40 products across the Asia region. Sales in China increased 7%, while sales across the rest of the Asia region increased 75% from period to period. China and many of the markets throughout the Asia region were negatively impacted by adverse economic conditions during the second quarter of the prior fiscal year. Sales growth for the three months ended February 28, 2010 was the result of improved economic conditions, increased distribution, particularly of multi-purpose maintenance products, and significant promotional activities in the Asia region compared to the corresponding period of the prior fiscal year.

Sales in Australia increased $1.0 million, or 52%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due primarily to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.2 million, or 12%, for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to promotional activities and new distribution.

Gross Profit

Gross profit was $42.2 million, or 52.4% of net sales, for the three months ended February 28, 2010 compared to $30.6 million, or 49.6% of net sales, for the corresponding period of the prior fiscal year. Cost savings from product conversions and sourcing changes, primarily in the U.S., positively impacted gross profit by 1.2 percentage points on a combined basis for the three months ended February 28, 2010. In addition, the decline in the cost of petroleum-based materials positively affected gross profit percentage by 0.7 percentage points for the three months ended February 28, 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the three months ended February 28, 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit percentage by 1.4 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the second quarter of fiscal year 2010 was subject to promotional allowances compared to the second quarter of fiscal year 2009. Shifts in product and customer mix positively impacted our gross profit percentage by 0.5 percentage points for the three months ended February 28, 2010 while all other miscellaneous items combined positively impacted our gross margin by 0.3 percentage points.

Our gross profit percentage for the three months ended February 28, 2010 was also positively impacted by 0.2 percentage points due to losses associated with VML Company L.L.C. (“VML”), a former related party, which were incurred in fiscal year 2009 but not in the current fiscal year period.

Partially offsetting the aforementioned favorable impacts to gross profit percentage were higher costs for aerosol cans, which negatively affected our gross profit percentage by 1.5 percentage points for the three months ended February 28, 2010. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Although the cost of aerosol cans has decreased in fiscal year 2010, the decrease has been minimal. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.2 million and $2.8 million for the three months ended February 28, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2010 increased $2.3 million, or 13%, to $20.1 million from $17.8 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, SG&A expenses decreased to 24.9% for the three months ended February 28, 2010 from 28.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and the impact of changes in foreign currency exchange rates period over period. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $1.2 million for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due primarily to higher bonus expense. Many regions are expected to achieve higher sales and profit performance metrics for fiscal year 2010 as compared to the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year increased SG&A expenses by $0.9 million for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the second quarter of fiscal year 2010 would have been $19.2 million for an increase of $1.4 million, or 8%, from the corresponding period of the prior fiscal year. Freight costs increased $0.2 million primarily due to higher sales volumes for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, including professional services costs, broker sales commissions, stock-based compensation and bad debt expense, increased by $0.1 million period over period.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for each of the three month periods ended February 28, 2010 and 2009 were $1.1 million. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2010 increased to $5.4 million from $4.6 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, these expenses decreased to 6.6% for the three months ended February 28, 2010 from 7.4% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due primarily to the timing of investment in advertising activities and the unfavorable impact of changes in foreign currency exchange rates period over period. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2010 were $3.3 million compared to $3.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $8.7 million and $8.1 million for the three months ended February 28, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $185,000 and $110,000 for the three months ended February 28, 2010 and 2009, respectively. The increase in amortization for the three months ended February 28, 2010 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009, in addition to amortization of the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. The amortization for the three months ended February 28, 2009 related to the non-contractual customer relationships only. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets Expense

During the quarter ended February 28, 2010, we performed our annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of our annual impairment tests, no impairment charge was recorded for either our goodwill or indefinite-lived intangible assets. However, as a result of the annual impairment tests that we performed during the quarter ended February 28, 2009, we recorded an impairment charge of $2.8 million to reduce the carrying value of our Carpet Fresh indefinite-lived intangible asset to its estimated fair value. We subsequently determined that the Carpet Fresh trade name was no longer an indefinite-lived intangible asset. As a result, we reclassified it to a definite-lived intangible asset effective August 31, 2009 and started to amortize it over its expected useful life of thirteen years beginning September 1, 2009.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2010	2009	Change
Interest expense, net	$361	$510	$(149)
Other (expense) income, net	$(36)	$480	$(516)
Provision for income taxes	$5,538	$1,222	$4,316

Interest Expense, Net

Interest expense decreased for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2009 and October 2008. This decrease was partially offset by a decrease in interest income as a result of lower interest rates during the second quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net decreased $0.5 million for the three months ended February 28, 2010 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses for the three months ended February 28, 2010 compared to foreign currency exchange gains in the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 34.2% of income before income taxes for the three months ended February 28, 2010 compared to 23.0% for the corresponding period of the prior fiscal year. The lower effective tax rate for the three months ended February 28, 2009 was primarily due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. The tax law change caused a revaluation of our deferred tax assets and liabilities that resulted in a tax benefit of approximately $0.5 million in the second quarter of fiscal year 2009.

Net Income

Net income was $10.7 million, or $0.64 per common share on a fully diluted basis for the three months ended February 28, 2010, compared to $4.1 million, or $0.25 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates period over period had a favorable impact of $0.7 million on net income for the three months ended February 28, 2010. Thus, on a constant currency basis, net income for the three months ended February 28, 2010 would have been $10.0 million.

Six Months Ended February 28, 2010 Compared to Six Months Ended February 28, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$126,315	$112,959	$13,356	12%
Homecare and cleaning products	31,959	32,475	(516)	(2)%

Total net sales	158,274	145,434	12,840	9%
Cost of products sold	76,128	76,052	76	—

Gross profit	82,146	69,382	12,764	18%
Operating expenses	50,805	51,969	(1.164)	(2)%

Income from operations	$31,341	$17,413	$13,928	80%

Net income	$20,090	$11,768	$8,322	71%

Earnings per common share – diluted	$1.20	$0.71	$0.49	69%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$87,896	$82,762	$5,134	6%
Europe	55,881	49,680	6,201	12%
Asia-Pacific	14,497	12,992	1,505	12%

Total	$158,274	$145,434	$12,840	9%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$62,570	$57,059	$5,511	10%
Homecare and cleaning products	25,326	25,703	(377)	(1)%

Total	$87,896	$82,762	$5,134	6%

% of consolidated net sales	56%	57%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $87.9 million, up $5.1 million, or 6%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net sales for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $5.5 million, or 10%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Sales of WD-40 products in the U.S. increased $5.1 million, or 12%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to improved economic conditions, increased volume through existing distribution channels, new distribution and the timing of promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $0.4 million, or 1%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Sales of Spot Shot increased $1.9 million, or 19%, in the Americas segment due to increased promotional activities and new distribution. However, this increase was more than offset by decreases in all other homecare and cleaning product brands. The most significant of these sales decreases were from automatic toilet bowl cleaners and the Carpet Fresh brand which decreased $1.1 million, or 12%, and $0.5 million, or 14%, respectively, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. These declines were the result of several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not on our homecare and cleaning products.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the six months ended February 28, 2010, compared to the distribution for the six months ended February 28, 2009, when 81% of sales came from the U.S. and 19% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$51,751	$45,027	$6,724	15%
Homecare and cleaning products	4,130	4,653	(523)	(11)%

Total	$55,881	$49,680	$6,201	12%

% of consolidated net sales	35%	34%

Sales in the Europe segment increased to $55.9 million, up $6.2 million, or 12%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net sales for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $4.8 million, or 14%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year and accounted for 67% of the Europe segment’s sales for the six months ended February 28, 2010 compared to 66% for the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 41%; Italy, 28%; France, 25%; and Germanics sales region, 16%. Partially offsetting these sales increases was a decrease in the U.K. of 3%.

The sales growth throughout the Europe segment where we sell direct was primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. In addition, France and Iberia benefited from the continued growth of the 3-IN-ONE line of products. The sales decline in the U.K. relates to homecare and cleaning products and is due to our strategic decision to redirect our advertising and promotional activities from our homecare and cleaning products to our multi-purpose maintenance products, as well as lost distribution and the effect of competitive factors.

In the countries in which we sell through local distributors, sales increased $1.4 million, or 9%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year driven by sales increases of our WD-40 products in Northern Europe and the Middle East. The distributor markets accounted for approximately 33% of the total Europe segment sales for the six months ended February 28, 2010, compared to 34% for the six months ended February 28, 2009.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$11,994	$10,873	$1,121	10%
Homecare and cleaning products	2,503	2,119	384	18%

Total	$14,497	$12,992	$1,505	12%

% of consolidated net sales	9%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $14.5 million, up $1.5 million, or 12%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the six months ended February 28, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $13.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by approximately $0.4 million, or 3%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 60% of the total sales in the Asia-Pacific segment, increased 2% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to increased sales of WD-40 products throughout the distributor markets, including Malaysia, Hong Kong, the Philippines and India. Partially offsetting these increases were sales decreases in China, which continues to recover from the economic challenges it experienced during the prior fiscal year.

Sales in Australia increased $1.3 million, or 29%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due primarily to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.2 million, or 4%, for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to promotional activities and new distribution.

Gross Profit

Gross profit was $82.1 million, or 51.9% of net sales, for the six months ended February 28, 2010 compared to $69.4 million, or 47.7% of net sales, for the corresponding period of the prior fiscal year. The lower costs for petroleum-based materials positively impacted our gross profit by 2.2 percentage points for the six months ended February 28, 2010. Cost savings from product conversions and sourcing changes positively impacted gross profit by 1.4 percentage points on a combined basis during the six months ended February 28, 2010. In addition, worldwide price increases implemented during the first quarter of fiscal year 2009 added 0.8 percentage points to our gross profit percentage for the six months ended February 28, 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the six months ended February 28, 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit by 1.2 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the six months ended February 28, 2010 was subject to promotional allowances compared to the corresponding period of the prior fiscal year. In addition, sales mix and other miscellaneous items when combined favorably impacted gross margin by 0.7 percentage points.

Our gross profit percentage for the six months ended February 28, 2010 was also positively impacted by 0.3 percentage points due to losses associated with VML, a former related party, which were incurred in fiscal year 2009 but not in the current fiscal year period.

Partially offsetting the aforementioned favorable impacts to gross profit percentage were higher costs for aerosol cans, which negatively affected our gross profit percentage by 2.4 percentage points for the six months ended February 28, 2010. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Although the cost of aerosol cans has decreased in fiscal year 2010, the decrease has been minimal. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $6.5 million and $6.8 million for the six months ended February 28, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended February 28, 2010 increased to $39.9 million from $39.0 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, SG&A expenses decreased to 25.2% from 26.8% for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and the impact of changes in foreign currency exchange rates period over period. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $1.9 million for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due primarily to annual compensation increases during the first quarter of fiscal year 2009 and higher bonus expense. Many regions are expected to achieve higher sales and profit performance metrics for fiscal year 2010 as compared to the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year increased SG&A expenses by $0.5 million for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the six months ended February 28, 2010 would have been $39.4 million for an increase of $0.4 million, or 1%, from the corresponding period of the prior fiscal year. Partially offsetting these increases were decreases in freight costs, professional services costs and other miscellaneous expenses. Freight costs decreased $0.5 million primarily due to improved shipping efficiencies. Professional services costs decreased $0.7 million due to lower legal costs. Other miscellaneous expenses, including broker sales commissions, stock-based compensation and bad debt expense, decreased by $0.3 million period over period.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for each of the six month periods ended February 28, 2010 and 2009 were $2.3 million. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2010 increased to $10.6 million from $10.0 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, these expenses decreased to 6.7% for the six months ended February 28, 2010 from 6.9% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to the timing of investment in advertising activities. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 8.0% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2010 were $8.2 million compared to $9.2 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $18.8 million and $19.2 million for the six months ended February 28, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $370,000 and $239,000 for the six months ended February 28, 2010 and 2009, respectively. The increase in amortization for the six months ended February 28, 2010 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009, in addition to amortization of the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. The amortization for the six months ended February 28, 2009 related to the non-contractual customer relationships only. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets Expense

During the quarter ended February 28, 2010, we performed our annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of our annual impairment tests, no impairment charge was recorded for either our goodwill or indefinite-lived intangible assets. However, as a result of the annual impairment tests that we performed during the quarter ended February 28, 2009, we recorded an impairment charge of $2.8 million to reduce the carrying value of our Carpet Fresh indefinite-lived intangible asset to its estimated fair value. We subsequently determined that the Carpet Fresh trade name was no longer an indefinite-lived intangible asset. As a result, we reclassified it to a definite-lived intangible asset effective August 31, 2009 and started to amortize it over its expected useful life of thirteen years beginning September 1, 2009.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28 ,
	2010	2009	Change
Interest expense, net	$850	$950	$(100)
Other income, net	$78	$701	$(623)
Provision for income taxes	$10,479	$5,396	$5,083

Interest Expense, Net

Interest expense decreased for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payments made in October 2009 and October 2008. This decrease was partially offset by a decrease in interest income as a result of lower interest rates during the first half of fiscal year 2010 compared to the corresponding period of the prior fiscal year.

Other Income, Net

Other income, net decreased $0.6 million for the six months ended February 28, 2010 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 34.3% of income before income taxes for the six months ended February 28, 2010 compared to 31.4% for the corresponding period of the prior fiscal year. The lower effective tax rate for the six months ended February 28, 2009 was primarily due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. The tax law change caused a revaluation of our deferred tax assets and liabilities that resulted in a tax benefit of approximately $0.5 million in the second quarter of fiscal year 2009.

Net Income

Net income was $20.1 million, or $1.20 per common share on a fully diluted basis for the six months ended February 28, 2010, compared to $11.8 million, or $0.71 per common share on a fully diluted basis for the six months ended February 28, 2009. The change in foreign currency exchange rates period over period had a favorable impact of $0.4 million on net income for the six months ended February 28, 2010. Thus, on a constant currency basis, net income for the six months ended February 28, 2010 would have been $19.7 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $23.4 million for the six months ended February 28, 2010 compared to $11.6 million for the corresponding period of the prior fiscal year. Despite the recent liquidity issues experienced in the global credit and capital markets, we believe we are well positioned to weather the uncertainty due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, obtained in September 2008, which is currently undrawn. At February 28, 2010, we had a total of $48.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents at February 28, 2010, the liquidity under our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $21.4 million as of February 28, 2010. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities increased to $23.4 million for the six months ended February 28, 2010 from $11.6 million for the corresponding period of the prior fiscal year. This increase was due to the increase in net income as adjusted for noncash items such as depreciation and amortization, deferred income tax expense, stock-based compensation and unrealized foreign currency exchange gains, net, and the cash impact of changes in working capital. See discussion of changes in working capital in the section that follows, particularly those changes related to accounts receivable and accounts payable as both balances changed significantly from period to period.

Investing Activities

During the six months ended February 28, 2010, our cash outflows from investing activities were for capital expenditures, while our cash inflows were proceeds received from the sales of property and equipment. Net cash used for investing activities during the six months ended February 28, 2010 decreased $1.2 million compared to the corresponding period of the prior fiscal year due primarily to lower capital expenditures.

Capital expenditures during the six months ended February 28, 2010 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment and software. For fiscal year 2010, we expect to invest approximately $3.0 million for new capital assets largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

Net cash used for financing activities during the six months ended February 28, 2010 decreased $0.3 million compared to the corresponding period of the prior fiscal year due to higher proceeds from the issuance of common stock which were offset by slightly higher dividend payments.

Working Capital

At February 28, 2010, working capital increased to $76.1 million, up $3.5 million from $72.6 million at August 31, 2009. The current ratio was 2.4 and 2.5 at February 28, 2010 and August 31, 2009, respectively.

Current assets increased $8.6 million to $129.3 million at February 28, 2010 due primarily to a $3.0 million increase in cash and cash equivalents and a $7.0 million increase in accounts receivable which were offset by a $0.9 million decrease in inventories. The changes in accounts receivable and inventories were primarily due to the volume and timing of sales.

Current liabilities increased $5.0 million to $53.2 million at February 28, 2010 primarily due to a $7.7 million increase in accounts payable and accrued liabilities due to the timing of payments and increased business activities. Accrued payroll and related expenses decreased $2.5 million due primarily to the payment of the fiscal year 2009 bonuses during the first quarter of the current fiscal year and lower profit sharing accruals. At February 28, 2010, the accrued profit sharing balance included two months of accrual compared to eight months of accrual at August 31, 2009, as the Company’s profit sharing plan is based on a calendar year.

Commercial Commitments

We have relationships with various suppliers (contract manufacturers) who manufacture our products. Although we do not have any definitive minimum purchase obligations included in the contract terms with the contract manufacturers, supply needs are communicated and we are committed to purchase the products produced based on orders and short-term projections provided to the contract manufacturers, ranging from two to five months. We are also obligated to purchase obsolete or slow-moving inventory from our contract manufacturers and have done so in the past under these commitments, the amounts of which have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2010, such commitments totaled approximately $1.0 million.

Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, we are authorized to acquire up to $15.0 million of our outstanding shares. During the period from December 8, 2009 through February 28, 2010, we did not purchase any shares under this share buy-back plan.

Dividends

On March 23, 2010, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on April 30, 2010 to shareholders of record on April 16, 2010. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

The total amount of unrecognized tax benefits was $2.1 million and $2.0 million as of February 28, 2010 and August 31, 2009, respectively, of which $1.1 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in our condensed consolidated balance sheets. As of February 28, 2010 and August 31, 2009, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.4 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the six month periods ended February 28, 2010 and 2009.

During the six months ended February 28, 2010, we recorded liabilities related to unrecognized tax benefits of $0.2 million and recognized no tax benefits.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We are currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2006 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal year 2005 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2004 through 2008. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Our critical accounting policies are discussed in more detail in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Recently Issued Accounting Standard

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures including the following: 1) amounts transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers, which is effective for interim and annual periods beginning after December 15, 2009; and 2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statement disclosures.

Related Parties

Prior to July 1, 2009, we had a 30% membership interest in VML. VML made profit distributions to us and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of our contract manufacturers for certain homecare and cleaning products. We entered into a Settlement Agreement and Mutual General Release with VML effective July 1, 2009. As a result, VML is no longer a related party.

We recorded equity losses related to our investment in VML of $0.2 million and $0.4 million for the three and six months ended February 28, 2009, respectively, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.5 million and $7.7 million for the three and six months ended February 28, 2009. Additionally, we received rental income from VML which was recorded as a component of other income, net in our condensed consolidated statements of operations. Our investment in VML was written off in full as of February 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2010, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). After several of the plaintiff’s factual claims were dismissed by way of motion, the plaintiff filed an amended complaint on September 20, 2006, seeking class action status and alleging that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach ATBCs are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The amended complaint sought to remedy such allegedly wrongful conduct: (i) by requiring the Company to identify all consumers who have purchased the ATBCs and to return money as may be ordered by the court; and (ii) by the granting of other equitable relief, interest, attorneys’ fees and costs. On August 24, 2007, the Company successfully defeated the plaintiff’s attempt to have the case certified as a class action. The plaintiff appealed the District Court’s decision, and the case was argued at the appellate level in April 2009. On August 19, 2009, the Ninth District Court of Appeals affirmed the District Court’s certification decision, and on September 10, 2009, the case was remanded to the District Court. On October 26, 2009, the plaintiff filed a motion to voluntarily dismiss the case without prejudice. The Company opposed the plaintiff’s motion and sought dismissal with prejudice on November 19, 2009. The District Court agreed with the Company’s arguments and dismissed the case with prejudice on March 29, 2010. The plaintiff’s legal counsel has indicated that it intends to file another lawsuit against the Company on the same grounds seeking class action status. If such an action is filed and if class action certification is granted therein, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

During the quarter ended February 28, 2010, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the SEC on October 16, 2009.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the SEC on October 16, 2009.

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

Actual future results and trends may differ materially from historical results or those anticipated depending upon factors including, but not limited to, the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products, the impact of changes in product distribution, competition for shelf space, the impact of competition on product pricing, the level of promotional and advertising spending, plans for and success of product innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and raw material, component and finished goods costs on gross margins, the impact of promotional programs on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, foreign currency exchange rates and fluctuations in those rates, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, the amount of future capital expenditures, the effects of, and changes in, worldwide economic conditions, legal proceedings and the other risk factors as identified in Part I — Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on December 8, 2009, the following matters were voted upon and approved by the margins indicated.

	Number of Shares
	Voted For	Withheld
1. Election of Directors:
John C. Adams, Jr.	15,378,125	170,086
Giles H. Bateman	14,799,596	748,615
Peter D. Bewley	15,376,380	171,831
Richard A. Collato	15,367,784	180,427
Mario L. Crivello	15,243,718	304,493
Linda A. Lang	15,373,398	174,813
Garry O. Ridge	15,359,025	189,186
Neal E. Schmale	15,283,508	264,703

	Number of Shares
	Voted For	Voted Against	Abstained
2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s public accounting firm for fiscal year 2010	14,763,884	765,235	19,092

Item 6.	Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

10(a)	Note Purchase and Private Shelf Agreement dated October 18, 2001 between WD-40 Company and Prudential Insurance Company of America.

10(b)	First Amendment/Consent to October 18, 2001 Private Shelf Agreement dated May 30, 2002 between WD-40 Company and Prudential Insurance Company of America.

10(c)	Loan Agreement dated September 22, 2008 between WD-40 Company and Union Bank of California, N.A.

10(d)	Form of Executive Officer Performance Share Unit Award Agreement, as amended March 23, 2010, incorporated by reference from the Registrant’s Form 8-K filed March 26, 2010, Exhibit 99.1 thereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	18 U.S.C. Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	18 U.S.C. Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 8, 2010	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)