Form 10-Q
period 2010-05-31
WD 40 CO
filed 2010-07-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2010 was 16,649,865.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	May 31, 2010	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$59,141	$45,956
Trade accounts receivable, less allowance for doubtful accounts of $481 and $694 at May 31, 2010 and August 31, 2009, respectively	49,450	48,061
Product held at contract packagers	2,314	1,797
Inventories	14,705	15,858
Current deferred tax assets, net	4,361	4,369
Other current assets	4,064	4,736

Total current assets	134,035	120,777

Property, plant and equipment, net	9,420	10,930
Goodwill	94,983	95,424
Other intangible assets, net	31,195	32,205
Other assets	2,964	3,281

Total assets	$272,597	$262,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,095	$12,529
Accrued liabilities	16,128	15,233
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	8,814	7,168
Income taxes payable	420	2,570

Total current liabilities	52,171	48,214

Long-term debt	10,714	21,429
Long-term deferred tax liabilities, net	18,187	16,868
Deferred employee benefits and other long-term liabilities	3,108	3,159

Total liabilities	84,180	89,670

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,213,363 and 18,093,879 shares issued at May 31, 2010 and August 31, 2009, respectively; and 16,649,865 and 16,530,381 shares outstanding at May 31, 2010 and August 31, 2009, respectively	18	18
Additional paid-in capital	91,437	86,729
Retained earnings	155,098	138,367
Accumulated other comprehensive loss	(8,070)	(2,101)
Common stock held in treasury, at cost — 1,563,498 shares at May 31, 2010 and August 31, 2009	(50,066)	(50,066)

Total shareholders’ equity	188,417	172,947

Total liabilities and shareholders’ equity	$272,597	$262,617

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net sales	$82,561	$68,816	$240,835	$214,250
Cost of products sold (including cost of products acquired from related party of $3,830 and $11,550 for the three and nine months ended May 31, 2009, respectively)	40,306	33,821	116,434	109,873

Gross profit	42,255	34,995	124,401	104,377

Operating expenses:
Selling, general and administrative	23,348	18,412	63,231	57,365
Advertising and sales promotion	5,685	5,321	16,237	15,338
Amortization of definite-lived intangible assets	178	107	548	346
Impairment of indefinite-lived intangible assets	—	—	—	2,760

Total operating expenses	29,211	23,840	80,016	75,809

Income from operations	13,044	11,155	44,385	28,568

Other income (expense):
Interest income	49	29	124	377
Interest expense	(402)	(597)	(1,327)	(1,895)
Other income (expense), net	42	(157)	120	544

Income before income taxes	12,733	10,430	43,302	27,594
Provision for income taxes	3,616	3,533	14,095	8,929

Net income	$9,117	$6,897	$29,207	$18,665

Earnings per common share:
Basic	$0.55	$0.42	$1.76	$1.13

Diluted	$0.54	$0.41	$1.74	$1.12

Shares used in per share calculations:
Basic	16,613	16,501	16,585	16,499

Diluted	16,752	16,646	16,697	16,657

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended May 31,
	2010	2009
Operating activities:
Net income	$29,207	$18,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,279	2,733
Impairment of indefinite-lived intangible assets	—	2,760
Net gains on sales and disposals of property and equipment	(57)	(48)
Deferred income taxes	1,087	1,616
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(165)	(14)
Stock-based compensation	2,275	2,174
Unrealized foreign currency exchange losses (gains), net	1,037	(74)
Provision for bad debts	59	625
Equity losses from related party	—	435
Changes in assets and liabilities:
Trade accounts receivable	(4,115)	1,647
Product held at contract packagers	(517)	332
Inventories	788	548
Other assets	459	(1,028)
Accounts payable and accrued expenses and liabilities	6,963	(9,838)
Accounts payable to related party	—	(320)
Income taxes payable	(1,505)	1,678
Deferred employee benefits and other long-term liabilities	(45)	(10)

Net cash provided by operating activities	38,750	21,881

Investing activities:
Capital expenditures	(1,326)	(2,666)
Proceeds from sales of property and equipment	192	208

Net cash used in investing activities	(1,134)	(2,458)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(12,476)	(12,409)
Proceeds from issuance of common stock	2,561	640
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	165	14

Net cash used in financing activities	(20,464)	(22,469)

Effect of exchange rate changes on cash and cash equivalents	(3,967)	(2,712)

Net increase (decrease) in cash and cash equivalents	13,185	(5,758)

Cash and cash equivalents at beginning of period	45,956	41,983

Cash and cash equivalents at end of period	$59,141	$36,225

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net income	$9,117	$6,897	$29,207	$18,665
Other comprehensive (loss) income:
Equity adjustment from foreign currency translation, net of income taxes	(2,817)	5,247	(5,969)	(5,994)

Total comprehensive income	$6,300	$12,144	$23,238	$12,671

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, the Company has marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, the Company launched and began shipping a third multi-purpose maintenance product brand, BLUE WORKS™, which is targeted at the industrial channel. The Company also markets the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores accounted for 4 percent and 7 percent of the Company’s consolidated net sales for the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

three months ended May 31, 2010 and 2009, respectively, and 6 percent and 7 percent of the Company’s consolidated net sales for the nine months ended May 31, 2010 and 2009, respectively. Excluding sales to U.S. Wal-Mart stores, sales to affiliates of Wal-Mart worldwide accounted for 2 percent and 3 percent of the Company’s consolidated net sales for the three months ended May 31, 2010 and 2009, respectively, and 3 percent and 4 percent of the Company’s consolidated net sales for the nine months ended May 31, 2010 and 2009, respectively. Accounts receivable from Wal-Mart stores and its affiliates accounted for 5 percent and 9 percent of the Company’s consolidated accounts receivable balances at May 31, 2010 and August 31, 2009, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the major international financial institutions which are counterparties to its foreign currency forward contracts, and has not experienced nonperformance by any of these counterparties. As a matter of policy, the Company does not purchase contracts that exceed the amount of its cash and accounts receivable balances denominated in non-functional currencies. At May 31, 2010, the Company had approximately $8.8 million of foreign currency forward contracts outstanding which mature from June 2010 through September 2010. Realized and unrealized net gains and losses related to foreign currency forward contracts were not material for each of the three and nine month periods ended May 31, 2010 and 2009. Unrealized net gains related to foreign currency forward contracts were not material at May 31, 2010 and August 31, 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per Common Share

Effective September 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per common share pursuant to the two-class method. Accordingly, the Company’s outstanding unvested and outstanding vested restricted stock units that provide such nonforfeitable rights to dividend equivalents are included as participating securities in the calculation of earnings per common share (“EPS”) pursuant to the two-class method.

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

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statement disclosures. The Company adopted this amended guidance as of its effective date of February 24, 2010.

Effective March 1, 2010, the Company adopted the provisions of the updated authoritative guidance related to fair value measurements and disclosures which requires certain new disclosures and clarifies existing disclosure requirements about fair value measurements. Specifically, the Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for such transfers. The adoption of these provisions did not have a material impact on the Company’s condensed consolidated financial statement disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standard

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this updated guidance to have a material impact on its consolidated financial statement disclosures.

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or intangible assets for the quarter ended May 31, 2010.

Goodwill

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$85,570	$8,641	$1,213	$95,424
Translation adjustments	(60)	(378)	(3)	(441)

Balance as of May 31, 2010	$85,510	$8,263	$1,210	$94,983

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, which are not being amortized, consist of the 2000 Flushes, Spot Shot and 1001 trade names and are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the nine months ended May 31, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$24,500	$3,304	$—	$27,804
Translation adjustments	—	(357)	—	(357)

Balance as of May 31, 2010	$24,500	$2,947	$—	$27,447

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

	May 31, 2010	August 31, 2009
Gross carrying amount	$6,605	$3,873
Accumulated amortization	(2,857)	(2,622)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	—	3,150

Net carrying amount	$3,748	$4,401

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$3,150	$1,251	$—	$4,401
Amortization expense	(194)	(354)	—	(548)
Translation adjustments	—	(105)	—	(105)

Balance as of May 31, 2010	$2,956	$792	$—	$3,748

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

	Trade Names	Non-contractual Customer Relationships
Remainder of fiscal year 2010	$64	$108
Fiscal year 2011	258	432
Fiscal year 2012	258	252
Fiscal year 2013	258	—
Fiscal year 2014	258	—
Thereafter	1,860	—

Total	$2,956	$792

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Significant Other Observable Inputs (Level 2)
	May 31, 2010	August 31, 2009
Assets:
Money market funds	$14,272	$7,687

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets at May 31, 2010 and August 31, 2009. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended May 31, 2010.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $22.6 million and $33.8 million at May 31, 2010 and August 31, 2009, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

Effective September 1, 2009, the Company adopted enhanced measurement and disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of May 31, 2010.

Note 5. Balance Sheet Details

The condensed consolidated balance sheet details are summarized below (in thousands):

	May 31, 2010	August 31, 2009
Inventories:
Raw materials and components	$2,410	$3,222
Work-in-process	1,494	1,156
Finished goods	10,801	11,480

Total	$14,705	$15,858

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	May 31, 2010	August 31, 2009
Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,484	$12,458
Buildings and improvements	4,297	4,450
Computer and office equipment	3,035	2,835
Software	3,902	3,862
Furniture and fixtures	1,084	1,084
Land	530	551

Subtotal	25,332	25,240
Less: accumulated depreciation and amortization	(15,912)	(14,310)

Total	$9,420	$10,930

Accrued liabilities:
Accrued advertising and sales promotion expenses	$9,115	$8,958
Accrued professional services fees	1,513	1,266
Accrued other taxes	1,005	899
Accrued sales taxes	813	724
Other	3,682	3,386

Total	$16,128	$15,233

Accrued payroll and related expenses:
Accrued payroll	$1,667	$1,666
Accrued bonuses	4,546	2,703
Accrued profit sharing	1,267	1,533
Accrued payroll taxes	965	941
Other	369	325

Total	$8,814	$7,168

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$721	$770
Other income taxes payable	2,251	2,356
Other	136	33

Total	$3,108	$3,159

Note 6. Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, the Company is authorized to acquire up to $15.0 million of its outstanding shares. During the period from December 8, 2009 through May 31, 2010, the Company did not purchase any shares under this share buy-back plan.

Note 7. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net income	$9,117	$6,897	$29,207	$18,665
Less: Net income allocated to participating securities	(32)	—	(95)	—

Net income available to common shareholders	$9,085	$6,897	$29,112	$18,665

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Weighted-average common shares outstanding, basic	16,613	16,501	16,585	16,499
Weighted-average dilutive securities	139	145	112	158

Weighted-average common shares outstanding, diluted	16,752	16,646	16,697	16,657

For the three months ended May 31, 2010 and 2009, weighted-average stock options outstanding to purchase 585,663 and 1,243,156 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period. For the nine months ended May 31, 2010 and 2009, weighted-average stock options outstanding to purchase 608,500 and 1,039,534 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

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

The Company recorded equity losses related to its investment in VML of $0.4 million for the nine months ended May 31, 2009 which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. There were no such equity losses recorded related to VML for the three months ended May 31, 2009. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.8 million and $11.6 million for the three and nine months ended May 31, 2009, respectively. Additionally, the Company received rental income from VML which was recorded as a component of other income, net in the Company’s condensed consolidated statements of operations. The Company’s investment in VML was written off in full as of February 28, 2009.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2010, such commitments totaled approximately $0.8 million.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). As reported in the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2010, this legal proceeding was dismissed with prejudice on March 29, 2010.

On June 18, 2010, a legal action was filed against the Company in the Superior Court of California for the County of Orange (Andrea Burns v. WD-40 Company). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and that the Company has unlawfully omitted to advise consumers regarding allegedly damaging effects that the use of the ATBCs is claimed to have on toilet parts made of plastic, rubber and metal. The complaint seeks to remedy the Company’s allegedly wrongful conduct: (i) by requiring the Company to compensate consumers who have purchased the ATBCs; (ii) by enjoining the Company from the use of allegedly misleading advertising for the ATBCs; and (iii) by other legal and equitable relief and the award of interest, attorneys’ fees and costs. If class action certification is granted in this legal proceeding, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information available to estimate the Company’s exposure to loss at this time.

Since 2004, the Company has been named as a defendant in lawsuits brought by a group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and that the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2010.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The provision for income taxes was 28.4% and 33.9% of income before income taxes for the three months ended May 31, 2010 and 2009, respectively. The lower effective tax rate for the three months ended May 31, 2010 as compared to the corresponding period of the prior fiscal year was primarily due to the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of certain statutes due to certain tax years being closed and other provision adjustments that were recorded during the three months ended May 31, 2010 related to the filing of the Company’s federal and state tax returns.

The provision for income taxes was 32.6% and 32.4% of income before income taxes for the nine months ended May 31, 2010 and 2009, respectively. The effective tax rate was relatively flat from period to period and was lower than normal for both periods. For the nine months ended May 31, 2010, the effective tax rate was lower than normal due to the aforementioned factors impacting the effective tax rate for the three months ended May 31, 2010. For the nine months ended May 31, 2009, the effective tax rate was lower than normal due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. This law change caused a revaluation of the Company’s deferred tax assets and liabilities and resulted in a tax benefit in fiscal year 2009.

The total amount of unrecognized tax benefits was $2.0 million as of May 31, 2010 and August 31, 2009, of which $1.0 million and $1.1 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The total balance of accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.4 million as of May 31, 2010 and August 31, 2009, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three and nine month periods ended May 31, 2010 and 2009.

During the nine months ended May 31, 2010, the Company recorded liabilities related to unrecognized tax benefits of $0.4 million and recognized tax benefits of $0.5 million. The result was a net tax benefit of $0.1 million.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2007 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2005 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2005 through 2008. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 11. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment, without allocation to other segments. The Company’s segments are run independently and, as a result, there are few expenses that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary. The tables below present information about reportable segments and net sales by product line (in thousands):

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of and for the Three Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2010
Net sales	$46,464	$27,000	$9,097	$82,561
Income from operations (1)	$6,151	$5,451	$1,442	$13,044
Depreciation and amortization expense	$754	$301	$38	$1,093
Interest income	$—	$30	$19	$49
Interest expense	$399	$—	$3	$402
Total assets	$187,462	$75,823	$9,312	$272,597
2009
Net sales	$41,084	$21,675	$6,057	$68,816
Income from operations (1)	$6,449	$4,012	$694	$11,155
Depreciation and amortization expense	$626	$291	$36	$953
Interest income	$4	$19	$6	$29
Interest expense	$595	$—	$2	$597
Total assets	$179,972	$66,053	$7,943	$253,968

(1)	For the three months ended May 31, 2010 and 2009, income from operations for the Americas segment included corporate expenses of $4.4 million and $3.8 million, respectively.

As of and for the Nine Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2010
Net sales	$134,360	$82,881	$23,594	$240,835
Income from operations (2)	$21,037	$19,186	$4,162	$44,385
Depreciation and amortization expense	$2,231	$932	$116	$3,279
Interest income	$—	$79	$45	$124
Interest expense	$1,320	$—	$7	$1,327
Total assets	$187,462	$75,823	$9,312	$272,597
2009
Net sales	$123,846	$71,355	$19,049	$214,250
Income from operations (2)	$11,974	$14,209	$2,385	$28,568
Depreciation and amortization expense	$1,756	$872	$105	$2,733
Interest income	$67	$282	$28	$377
Interest expense	$1,889	$—	$6	$1,895
Total assets	$179,972	$66,053	$7,943	$253,968

(2)	For the nine months ended May 31, 2010 and 2009, income from operations for the Americas segment included corporate expenses of $13.0 million and $12.7 million, respectively.

Net Sales by Product Line:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Multi-purpose maintenance products	$67,928	$52,559	$194,243	$165,518
Homecare and cleaning products	14,633	16,257	46,592	48,732

Total	$82,561	$68,816	$240,835	$214,250

Note 12. Subsequent Event

On June 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 30, 2010 to shareholders of record on July 16, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on October 16, 2009.

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

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. These statements include, but are not limited to, references to the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products, the impact of changes in product distribution, competition for shelf space, the impact of competition on product pricing, the level of promotional and advertising spending, plans for and success of product innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and costs of raw materials, components and finished goods on gross margins, the impact of promotional programs on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, foreign currency exchange rates and fluctuations in those rates, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, and the effects of, and changes in, worldwide economic conditions and legal proceedings and other risk factors. The Company undertakes no obligation to revise or update any forward-looking statements.

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I — Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, we have marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, we launched and began shipping a third multi-purpose maintenance product brand, BLUE WORKS™, which is targeted at the industrial channel. We also market the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

Although general global economic conditions and our business activities have shown signs of improvement thus far in fiscal year 2010 as compared to the prior fiscal year, there is still a certain unsteadiness in the global economy and we remain cautious on what future periods hold for us. Highlights for our business, which reflect these current global economic conditions, for the nine months ended May 31, 2010, include the following:

•

Consolidated net sales increased 12% and consolidated net income increased 56% for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on net sales and net income for the nine months ended May 31, 2010. On a constant currency basis, net sales would have increased 10% and net income would have increased 52% for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

•

Sales of multi-purpose maintenance products increased 17% for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due to sales growth across all segments. Sales in the Americas segment increased 15% primarily due to a 16% increase in the U.S. as a result of increased volume through existing distribution channels, new distribution and the timing of promotional activities. Sales in the Europe segment increased by 19% primarily due to the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. Sales in the Asia-Pacific segment increased 24% due to significant promotional activities and the favorable impact of changes in foreign currency exchange rates.

•

Sales of homecare and cleaning products decreased 4% for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due to sales decreases in the Americas and Europe segments for such products which resulted from lost distribution, the discontinuance of certain product offerings, the effect of competitive factors and our strategic decision to focus our efforts and promotional activities on our multi-purpose maintenance products rather than on our homecare and cleaning products.

•

Our gross profit as a percentage of net sales increased to 52% for the nine months ended May 31, 2010 from 49% for the corresponding period of the prior fiscal year primarily due to the positive impacts of lower costs of petroleum-based materials, lower advertising and promotional discounts, sourcing changes, price increases and sales mix changes, which were all partially offset by increased costs for aerosol cans resulting from increased tin plate costs.

Our core strategic initiatives and the areas where we will continue to focus our time and resources for the remainder of fiscal year 2010 and in future periods include: (i) expanding geographically in countries where end users continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products segment by focusing our research and development resources to leverage our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow our revenues and profits.

Results of Operations

Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$67,928	$52,559	$15,369	29%
Homecare and cleaning products	14,633	16,257	(1,624)	(10)%

Total net sales	82,561	68,816	13,745	20%
Cost of products sold	40,306	33,821	6,485	19%

Gross profit	42,255	34,995	7,260	21%
Operating expenses	29,211	23,840	5,371	23%

Income from operations	$13,044	$11,155	$1,889	17%

Net income	$9,117	$6,897	$2,220	32%

Earnings per common share – diluted	$0.54	$0.41	$0.13	32%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$46,464	$41,084	$5,380	13%
Europe	27,000	21,675	5,325	25%
Asia-Pacific	9,097	6,057	3,040	50%

Total	$82,561	$68,816	$13,745	20%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$35,233	$27,997	$7,236	26%
Homecare and cleaning products	11,231	13,087	(1,856)	(14)%

Total	$46,464	$41,084	$5,380	13%

% of consolidated net sales	56%	60%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $46.5 million, up $5.4 million, or 13%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $7.2 million, or 26%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Sales of WD-40 products in the Americas segment increased $7.0 million, or 26%, due to improved economic conditions, increased volume through existing distribution channels and the timing of promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $1.9 million, or 14%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originated, decreased $2.0 million, or 16%, from period to period. This was due to several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not our homecare and cleaning products.

For the Americas segment, 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined for the three months ended May 31, 2010, compared to the three months ended May 31, 2009, when 86% of sales came from the U.S., and 14% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$25,061	$19,581	$5,480	28%
Homecare and cleaning products	1,939	2,094	(155)	(7)%

Total	$27,000	$21,675	$5,325	25%

% of consolidated net sales	33%	31%

Sales in the Europe segment increased to $27.0 million, up $5.3 million, or 25%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $25.5 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $3.8 million, or 18%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $2.7 million, or 18%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year and accounted for 67% of the Europe segment’s sales for the three months ended May 31, 2010 compared to 71% of the Europe segment’s sales for the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 64%; Germanics sales region, 32%; France, 31%; and Iberia, 14%. Partially offsetting these sales increases was a sales decrease in the U.K. of 5% for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

The sales growth throughout the Europe segment where we sell direct was primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. In addition, France and Iberia benefited from the continued growth of the 3-IN-ONE line of products. The sales decline in the U.K. was due to the unfavorable impact of changes in foreign currency exchange rates period over period which more than offset the sales growth of 4% in local currency.

In the countries in which we sell through local distributors, sales increased $2.6 million, or 42%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year, driven by increased sales of WD-40 products in Northern and Eastern Europe. The distributor markets accounted for approximately 33% of the total Europe segment sales for the three months ended May 31, 2010, compared to 29% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$7,635	$4,981	$2,654	53%
Homecare and cleaning products	1,462	1,076	386	36%

Total	$9,097	$6,057	$3,040	50%

% of consolidated net sales	11%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $9.1 million, up $3.0 million, or 50%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $8.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.2 million, or 36%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 63% of the total sales in the Asia-Pacific segment, increased $1.8 million, or 47%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year reflecting improved economic conditions throughout the Asia region. Sales in China increased $1.0 million, or 107%, due primarily to significant promotional activities, while sales throughout the rest of the Asia region increased $0.8 million, or 27%, due to higher sales of WD-40 products throughout the distributor markets during the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Australia increased $1.2 million, or 56%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.4 million, or 17%, for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to increased marketing and promotional activities.

Gross Profit

Gross profit was $42.3 million, or 51.2% of net sales, for the three months ended May 31, 2010 compared to $35.0 million, or 50.9% of net sales, for the corresponding period of the prior fiscal year. Cost savings from product conversions and sourcing changes, primarily in the U.S., positively impacted gross profit by 0.7 percentage points on a combined basis for the three months ended May 31, 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the three months ended May 31, 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit percentage by 0.6 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the third quarter of fiscal year 2010 was subject to promotional allowances compared to the third quarter of fiscal year 2009. Shifts in product and customer mix positively impacted our gross profit percentage by 0.9 percentage points for the three months ended May 31, 2010.

Substantially offsetting the aforementioned favorable impacts to gross profit percentage were the increases in the cost of petroleum-based materials and aerosol cans which negatively affected gross profit percentage by 1.1 percentage points and 0.4 percentage points, respectively, for the three months ended May 31, 2010. All other miscellaneous items combined negatively impacted our gross profit by 0.4 percentage points.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.4 million and $3.1 million for the three months ended May 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2010 increased $4.9 million, or 27%, to $23.3 million from $18.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.3% for the three months ended May 31, 2010 from 26.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and the impact of changes in foreign currency exchange rates period over period. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $3.4 million for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to higher bonus expense. Based on our most recent forecast and estimates in the third quarter of fiscal year 2010, many of our regions are expected to achieve higher sales and other profit performance metrics for fiscal year 2010 as compared to the prior fiscal year. As a result, bonus expense for the three months ended May 31, 2010 reflects these higher expected levels of achievement. In fiscal year 2009, achievement of such metrics by many of our regions was unusually low. Changes in foreign currency exchange rates increased SG&A expenses by $0.7 million for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the three months ended May 31, 2010 would have been $22.6 million for an increase of $4.2 million, or 23%, from the corresponding period of the prior fiscal year. Professional services costs increased $0.3 million due to higher legal and consulting fees. Freight costs increased $0.2 million primarily due to higher sales volumes for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, including travel and entertainment expenses, broker sales commissions and bad debt expense, increased by $0.3 million period over period.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for the three months ended May 31, 2010 and 2009 were $1.4 million and $0.9 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2010 increased $0.4 million, or 7%, to $5.7 million from $5.3 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, these expenses decreased to 6.9% for the three months ended May 31, 2010 from 7.7% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due primarily to the unfavorable impact of changes in foreign currency exchange rates and a slightly higher level of advertising and promotional activities period over period. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2010 were $5.4 million compared to $4.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.1 million and $9.4 million for the three months ended May 31, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $178,000 and $107,000 for the three months ended May 31, 2010 and 2009, respectively. The increase in amortization for the three months ended May 31, 2010 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009. The amortization for the three months ended May 31, 2009 related only to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2010	2009	Change
Interest income	$49	$29	$20
Interest expense	$402	$597	$(195)
Other income (expense), net	$42	$(157)	$199
Provision for income taxes	$3,616	$3,533	$83

Interest Income

Interest income increased for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the third quarter of fiscal year 2010 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.2 million for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2009.

Other Income (Expense), Net

Other income (expense), net increased $0.2 million for the three months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange gains which were recorded for the three months ended May 31, 2010 compared to foreign currency exchange losses which were recorded in the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 28.4% of income before income taxes for the three months ended May 31, 2010 compared to 33.9% for the corresponding period of the prior fiscal year. The lower effective tax rate for the three months ended May 31, 2010 as compared to the corresponding period of the prior fiscal year was primarily due to the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of certain statutes due to certain tax years being closed and other provision adjustments that were recorded during the three months ended May 31, 2010 related to the filing of the Company’s federal and state tax returns.

Net Income

Net income was $9.1 million, or $0.54 per common share on a fully diluted basis for the three months ended May 31, 2010, compared to $6.9 million, or $0.41 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates period over period had a favorable impact of $0.4 million on net income for the three months ended May 31, 2010. Thus, on a constant currency basis, net income for the three months ended May 31, 2010 would have been $8.7 million.

Nine Months Ended May 31, 2010 Compared to Nine Months Ended May 31, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$194,243	$165,518	$28,725	17%
Homecare and cleaning products	46,592	48,732	(2,140)	(4)%

Total net sales	240,835	214,250	26,585	12%
Cost of products sold	116,434	109,873	6,561	6%

Gross profit	124,401	104,377	20,024	19%
Operating expenses	80,016	75,809	4,207	6%

Income from operations	$44,385	$28,568	$15,817	55%

Net income	$29,207	$18,665	$10,542	56%

Earnings per common share – diluted	$1.74	$1.12	$0.62	55%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$134,360	$123,846	$10,514	8%
Europe	82,881	71,355	11,526	16%
Asia-Pacific	23,594	19,049	4,545	24%

Total	$240,835	$214,250	$26,585	12%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$97,803	$85,056	$12,747	15%
Homecare and cleaning products	36,557	38,790	(2,233)	(6)%

Total	$134,360	$123,846	$10,514	8%

% of consolidated net sales	56%	58%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $134.4 million, up $10.5 million, or 8%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $12.7 million, or 15%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Sales of WD-40 products in the Americas segment increased $12.5 million, or 15%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due to improved economic conditions, increased volume through existing distribution channels, new distribution and the timing of promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $2.2 million, or 6%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Sales of Spot Shot increased $1.5 million, or 10%, in the Americas segment due to increased promotional activities and new distribution. However, this increase was more than offset by the decrease in sales of all other homecare and cleaning product brands in the Americas segment. The largest decline came from the automatic toilet bowl cleaners which decreased $1.8 million, or 14%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. The decrease in sales of the homecare and cleaning product brands was the result of several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not on our homecare and cleaning products.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the nine months ended May 31, 2010, compared to the nine months ended May 31, 2009, when 83% of sales came from the U.S. and 17% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$76,812	$64,608	$12,204	19%
Homecare and cleaning products	6,069	6,747	(678)	(10)%

Total	$82,881	$71,355	$11,526	16%

% of consolidated net sales	34%	33%

Sales in the Europe segment increased to $82.9 million, up $11.5 million, or 16%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the nine months ended May 31, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $81.0 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $9.7 million, or 14%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $7.5 million, or 15%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year and accounted for 67% of the Europe segment’s sales for the nine months ended May 31, 2010 compared to 68% for the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 39%; Iberia, 32%; France, 27%; and Germanics sales region, 21%. Partially offsetting these sales increases was a sales decrease in the U.K. of 3% for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

The sales growth throughout the Europe segment where we sell direct was primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw product, increased volume through existing distribution channels, new distribution and increased promotional activities. In addition, France and Iberia benefited from the continued growth of the 3-IN-ONE line of products. The sales decline in the U.K. relates primarily to homecare and cleaning products and is due to our strategic decision to redirect our advertising and promotional activities from our homecare and cleaning products to our multi-purpose maintenance products, as well as lost distribution and the effect of competitive factors.

In the countries in which we sell through local distributors, sales increased $4.1 million, or 18%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year, driven by sales increases of our WD-40 products in Northern Europe and the Middle East. The distributor markets accounted for approximately 33% of the total Europe segment sales for the nine months ended May 31, 2010, compared to 32% for the nine months ended May 31, 2009.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$19,628	$15,854	$3,774	24%
Homecare and cleaning products	3,966	3,195	771	24%

Total	$23,594	$19,049	$4,545	24%

% of consolidated net sales	10%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $23.6 million, up $4.5 million, or 24%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the nine months ended May 31, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $21.6 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by approximately $2.6 million, or 14%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 61% of the total sales in the Asia-Pacific segment, increased $2.0 million, or 16%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.4 million, or 16%, due to higher sales of multi-purpose maintenance products throughout the distributor markets, including Hong Kong, South Korea, Taiwan and India. Sales in China increased $0.6 million, or 17%, due to significant promotional activities and the launch of a new product in the 3-IN-ONE line during the current fiscal year.

Sales in Australia increased $2.5 million, or 38%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.6 million, or 9%, for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to increased marketing and promotional activities.

Gross Profit

Gross profit was $124.4 million, or 51.7% of net sales, for the nine months ended May 31, 2010 compared to $104.4 million, or 48.7% of net sales, for the corresponding period of the prior fiscal year. The lower costs for petroleum-based materials positively impacted gross profit by 1.1 percentage points for the nine months ended May 31, 2010. Cost savings from product conversions and sourcing changes positively impacted gross profit by 0.8 percentage points on a combined basis for the nine months ended May 31, 2010. In addition, worldwide price increases implemented during the first quarter of fiscal year 2009 added 0.6 percentage points to our gross profit percentage for the nine months ended May 31, 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross profit percentage from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the nine months ended May 31, 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross profit by 1.0 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the nine months ended May 31, 2010 was subject to promotional allowances compared to the corresponding period of the prior fiscal year. In addition, sales mix and other miscellaneous items when combined favorably impacted gross profit by 1.0 percentage points.

Our gross profit percentage for the nine months ended May 31, 2010 was also positively impacted by 0.2 percentage points due to losses associated with VML Company L.L.C. (“VML”), a former related party, which were incurred in fiscal year 2009 but not in the current fiscal year period.

Partially offsetting the aforementioned favorable impacts to gross profit percentage were higher costs for aerosol cans, which negatively affected our gross profit percentage by 1.7 percentage points for the nine months ended May 31, 2010. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Although the cost of aerosol cans has decreased in fiscal year 2010, the decrease has been minimal. Tinplate pricing is set annually and is independent of the movements in the cost of steel on the spot market.

Note that our gross profits may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $9.9 million for each of the nine month periods ended May 31, 2010 and 2009.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended May 31, 2010 increased $5.8 million, or 10%, to $63.2 million from $57.4 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, SG&A expenses decreased to 26.3% for the nine months ended May 31, 2010 from 26.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily due to higher employee-related costs period over period. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $5.4 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to higher bonus expense. Based on our most recent forecast and estimates in the third quarter of fiscal year 2010, many of our regions are expected to achieve higher sales and other profit performance metrics for fiscal year 2010 as compared to the prior fiscal year. As a result, bonus expense for the nine months ended May 31, 2010 reflects these higher expected levels of achievement. In fiscal year 2009, achievement of such metrics by many of our regions was unusually low. Changes in foreign currency exchange rates increased SG&A expenses by $1.1 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the nine months ended May 31, 2010 would have been $62.1 million for an increase of $4.7 million, or 8%, from the corresponding period of the prior fiscal year. Partially offsetting these increases were decreases in professional services costs and other miscellaneous expenses. Professional services costs decreased $0.4 million due primarily to lower legal costs. Other miscellaneous expenses, including travel and entertainment expenses, broker sales commissions and bad debt expense, decreased $0.3 million period over period.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for the nine months ended May 31, 2010 and 2009 were $3.7 million and $3.2 million, respectively. Our new-product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2010 increased $0.9 million, or 6%, to $16.2 million from $15.3 million for the corresponding period of the prior fiscal year. However, as a percentage of net sales, these expenses decreased to 6.7% for the nine months ended May 31, 2010 from 7.2% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to the timing and increased level of investment in advertising activities. Investment in global advertising and sales promotion expenses for fiscal year 2010 is expected to be in the range of 6.5% to 7.5% of sales.

As a percentage of sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2010 were $13.7 million compared to $13.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $29.9 million and $28.7 million for the nine months ended May 31, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $548,000 and $346,000 for the nine months ended May 31, 2010 and 2009, respectively. The increase in amortization for the nine months ended May 31, 2010 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009. The amortization for the nine months ended May 31, 2009 related only to the non-contractual customer relationships acquired in the 1001 acquisition completed by the Europe segment in fiscal year 2004. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

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

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2010	2009	Change
Interest income	$124	$377	$(253)
Interest expense	$1,327	$1,895	$(568)
Other income, net	$120	$544	$(424)
Provision for income taxes	$14,095	$8,929	$5,166

Interest Income

Interest income decreased $0.3 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to lower interest rates during the first nine months of fiscal year 2010 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.6 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2009.

Other Income, Net

Other income, net decreased $0.4 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange gains.

Provision for Income Taxes

The provision for income taxes was 32.6% of income before income taxes for the nine months ended May 31, 2010 compared to 32.4% for the corresponding period of the prior fiscal year. The effective tax rate was relatively flat from period to period and was lower than normal for both periods. For the nine months ended May 31, 2010, the effective tax rate was low due to the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of certain statutes due to certain tax years being closed and other provision adjustments that we recorded during the three months ended May 31, 2010 related to the filing of the Company’s federal and state tax returns. For the nine months ended May 31, 2009, the effective tax rate was lower than normal due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. This law change caused a revaluation of the Company’s deferred tax assets and liabilities and resulted in a tax benefit in fiscal year 2009.

Net Income

Net income was $29.2 million, or $1.74 per common share on a fully diluted basis for the nine months ended May 31, 2010, compared to $18.7 million, or $1.12 per common share on a fully diluted basis for the nine months ended May 31, 2009. The change in foreign currency exchange rates period over period had a favorable impact of $0.7 million on net income for the nine months ended May 31, 2010. Thus, on a constant currency basis, net income for the nine months ended May 31, 2010 would have been $28.5 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $38.8 million for the nine months ended May 31, 2010 compared to $21.9 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, which was obtained in September 2008, and is currently undrawn. At May 31, 2010, we had a total of $59.1 million in cash and cash equivalents. We believe that these existing cash and cash equivalents at May 31, 2010, the liquidity provided by our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $21.4 million as of May 31, 2010. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities increased $16.9 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year. This increase was partially due to the significant increase in net income as adjusted for noncash items such as depreciation and amortization, deferred income taxes, stock-based compensation and net unrealized foreign currency exchange gains and losses. Cash provided by operating activities also increased for the nine months ended May 31, 2010 as compared to the corresponding period in the prior fiscal year due to changes in assets and liabilities, primarily changes in accounts payable and accrued expenses and liabilities, trade accounts receivable and income taxes payable. Accounts payable and accrued expenses and liabilities increased significantly from period to period due primarily to the increase in accounts payable balances resulting from increased business activities and the timing of payments. In addition, accrued expenses and liabilities increased from period to period due to a higher level of bonus accruals recorded during the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year and the timing of payments for both the bonus and profit sharing plans. Bonus accruals were higher during the nine months ended May 31, 2010 as many regions are expected to achieve higher sales and other profit performance metrics in fiscal year 2010 as compared to the prior fiscal year. Partially offsetting the increases in accounts payable and accrued expenses and liabilities from period to period were a decrease in income taxes payable and an increase in trade accounts receivable. Income taxes payable decreased from period to period due to the timing of income tax accruals and the related payments. The increase in trade accounts receivable was primarily attributable to higher sales resulting from improved global economic conditions during the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used for investing activities decreased $1.3 million for the nine months ended May 31, 2010 compared to the corresponding period of the prior fiscal year due primarily to lower capital expenditures. Capital expenditures during the nine months ended May 31, 2010 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment and software. For the nine months ended May 31, 2009, capital expenditures were higher primarily due to an increased level of purchases of machinery and equipment in support of manufacturing activities, particularly those related to Smart Straw.

Financing Activities

Net cash used for financing activities for the nine months ended May 31, 2010 decreased $2.0 million compared to the corresponding period of the prior fiscal year due primarily to higher proceeds from the issuance of common stock.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2010, such commitments totaled approximately $0.8 million.

Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, we are authorized to acquire up to $15.0 million of our outstanding shares. During the period from December 8, 2009 through May 31, 2010, we did not purchase any shares under this share buy-back plan.

Dividends

On June 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.25 per share payable on July 30, 2010 to shareholders of record on July 16, 2010. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

The total amount of unrecognized tax benefits was $2.0 million as of May 31, 2010 and August 31, 2009, of which $1.0 million and $1.1 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in our condensed consolidated balance sheets. As of May 31, 2010 and August 31, 2009, the total balance of accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.4 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the nine month periods ended May 31, 2010 and 2009.

During the nine months ended May 31, 2010, we recorded liabilities related to unrecognized tax benefits of $0.4 million and recognized tax benefits of $0.5 million. The result was a net tax benefit of $0.1 million.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. We are currently under audit by the U.S. Internal Revenue Service for fiscal year 2008. Due to expired statutes, years prior to fiscal year 2007 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal year 2005 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2005 through 2008. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Recently Issued Accounting Standard

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statement disclosures.

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

We recorded equity losses related to our investment in VML of $0.4 million for the nine months ended May 31, 2009, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. There were no such equity losses recorded related to VML for the three months ended May 31, 2009. Cost of products sold which were purchased from VML, net of rebates and equity earnings or losses, was approximately $3.8 million and $11.6 million for the three and nine months ended May 31, 2009, respectively. Additionally, we received rental income from VML which was recorded as a component of other income, net in our condensed consolidated statements of operations. Our investment in VML was written off in full as of February 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the SEC on October 16, 2009.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (Exchange Act). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2010, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On April 19, 2006, a legal action was filed against the Company in the United States District Court, Southern District of California (Drimmer v. WD-40 Company). As reported in the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2010, this legal proceeding was dismissed with prejudice on March 29, 2010.

On June 18, 2010, a legal action was filed against the Company in the Superior Court of California for the County of Orange (Andrea Burns v. WD-40 Company). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and that the Company has unlawfully omitted to advise consumers regarding allegedly damaging effects that the use of the ATBCs is claimed to have on toilet parts made of plastic, rubber and metal. The complaint seeks to remedy the Company’s allegedly wrongful conduct: (i) by requiring the Company to compensate consumers who have purchased the ATBCs; (ii) by enjoining the Company from the use of allegedly misleading advertising for the ATBCs; and (iii) by other legal and equitable relief and the award of interest, attorneys’ fees and costs. If class action certification is granted in this legal proceeding, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. There is not sufficient information available to estimate the Company’s exposure to loss at this time.

Since 2004, the Company has been named as a defendant in lawsuits brought by a group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits. The Company is unable to assess the expected cost of defense of these lawsuits in future periods. If the number of Benzene Lawsuits filed against the Company increases, it is reasonably possible that such costs of defense may materially affect the Company’s consolidated financial position, results of operations and cash flows in future periods.

Other than as set forth herein, during the quarter ended May 31, 2010, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which was filed with the SEC on October 16, 2009.

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

WD-40 COMPANY Registrant

Date: July 8, 2010	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)