Form 10-K
period 2010-08-31
WD 40 CO
filed 2010-10-18
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2010 was approximately $488,284,000.

As of October 12, 2010, there were 16,732,665 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 14, 2010 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the

Fiscal Year Ended August 31, 2010

PART I

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. These statements include, but are not limited to, references to the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products, the impact of changes in product distribution, competition for shelf space, the impact of competition on product pricing, the level of promotional and advertising spending, plans for and success of product innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and costs of raw materials, components and finished goods costs on gross margins, the impact of promotional programs on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, foreign currency exchange rates and fluctuations in those rates, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, and the effects of, and changes in, worldwide economic conditions and legal proceedings and other risk factors identified in Item 1A of this report.

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

Item 1. Business

Overview

WD-40 Company is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company was founded in 1953 and its headquarters are located in San Diego, California. For more than four decades, the Company sold only one product, WD-40®, a multi-purpose maintenance product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the years, the Company has further developed the WD-40 product and acquired several brands worldwide, many of which have been homecare and cleaning product brands, in order to build a fortress of brands that deliver a unique high value to end users. In addition, some of these brand acquisitions have provided the Company with access to existing distribution channels for other of its existing brands and have also provided the Company with economies of scale in areas such as sales, manufacturing and administration. The Company’s acquisitions include the following:

•	3-IN-ONE® brand of general purpose and specialty maintenance products in fiscal year 1996;

•	Lava® brand of heavy-duty hand cleaners in fiscal year 1999;

•

2000 Flushes® automatic toilet bowl cleaners, X-14® automatic toilet bowl cleaners and hard surface cleaners and Carpet Fresh® rug and room deodorizers, all of which were associated with the Global Household Brands acquisition, and Solvol® brand of heavy-duty hand cleaners in Australia in fiscal year 2001;

•	Spot Shot® brand, whose primary product was a carpet stain remover; in fiscal year 2002; and

•	1001® line of carpet and household cleaners in the United Kingdom (“U.K.”) in fiscal year 2004.

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands, and it intends to continue to work on future product, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development team, Team Tomorrow, supports new product development and current product improvement for all of the Company’s brands. Since its inception in fiscal year 2003, Team Tomorrow has made an innovation impact on most of the Company’s fortress of brands. Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™ which is a non-aerosol Spot Shot trigger product, and a mildew stain remover under the X-14 brand. In addition, during fiscal year 2010, the Company launched Blue Works™, a new brand of multi-purpose maintenance products.

The Company’s core strategic initiatives and the areas where it will continue to focus its time and resources in future periods include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing its position in the multi-purpose maintenance products line by focusing its research and development resources to leverage its multi-purpose maintenance products and adjacent categories; (iii) developing its business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow the Company’s revenues and profits.

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

The Company’s management reviews product performance on the basis of sales, which comes from its two product lines—multi-purpose maintenance products and homecare and cleaning products. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. The financial information required by this item is included in Note 14 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Multi-Purpose Maintenance Products

The WD-40 brand is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through retail chain stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. WD-40 products have a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

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

The Blue Works brand consists of a line of industrial grade, specialty maintenance products that includes lubricants, penetrants, degreasers and cleaners designed specifically for the needs of industrial users. Blue Works products were launched in the U.S. during the second quarter of fiscal year 2010 and are currently sold through the industrial channel. This industrial channel represents a smaller market and experiences slower growth with different sales cycles than do other distribution channels where the Company currently sells its products. The Company plans to launch Blue Works products in selected markets in Europe during fiscal year 2011 and expects that the Blue Works brand will contribute to the multi-purpose maintenance products line over time.

Homecare and Cleaning Products

The X-14 brand is a line of quality products designed for unique cleaning needs. X-14 is sold as a liquid mildew stain remover and two types of automatic toilet bowl cleaners. X-14 is sold primarily in the U.S. through grocery and mass retail channels.

The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners which includes a variety of formulas. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels.

The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol foam and trigger spray products. Carpet Fresh is sold primarily through grocery and mass retail channels in the U.S., U.K. and Australia. In the U.K., Carpet Fresh is sold under the 1001 brand name. In Australia, Carpet Fresh is sold under the No Vac brand name.

The Spot Shot brand is sold as an aerosol carpet stain remover and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator™ and Spot Shot Pet Clean, which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, warehouse club stores and hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

The 1001 brand includes carpet and household cleaners and rug and room deodorizers which are sold primarily through mass retail, grocery and home center stores in the U.K. The brand was acquired to introduce the Company’s other homecare and cleaning product formulations under the 1001 brand in order to expand the Company’s homecare and cleaning products business into the U.K. market. During fiscal year 2004, the Carpet Fresh and Spot Shot brands were introduced under the 1001 brand in the U.K.

The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

Financial information about operating segments and product lines appears in Note 14 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

Sources and Availability of Components and Raw Materials

The Company relies on a limited number of suppliers, including sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. The Company’s primary components and raw materials include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company will continue to be exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $5.3 million, $4.8 million and $3.6 million in fiscal years 2010, 2009 and 2008, respectively. None of this research and development activity was customer-sponsored.

Seasonality

During times in the Company’s history, it has achieved its highest quarterly sales levels during the fourth quarter of its fiscal year. These patterns were largely reflective of the customers’ seasonal purchasing patterns, as well as the timing of the Company’s promotional activities. Due to new product introductions and international sales growth, the Company did not experience such trends during fiscal years 2010, 2009 or 2008, and such trends may not exist in future years.

Manufacturing

The Company outsources the manufacturing of its finished products to various third-party contract manufacturers. The Company uses contract manufacturers in the United States, Canada, Brazil, Argentina, U.K., Australia, China, South Korea and India. Although the Company does not typically have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support certain product introductions.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to Wal-Mart stores and its affiliates worldwide accounted for approximately 9 percent of the Company’s consolidated net sales in fiscal year 2010 and approximately 10 percent of the Company’s consolidated net sales in each of fiscal years 2009 and 2008. Accounts receivable from Wal-Mart stores and its affiliates worldwide accounted for approximately 9 percent of the Company’s accounts receivable at August 31, 2010 and 2009.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The markets for the Company’s products, particularly those related to its homecare and cleaning products, are highly competitive. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and its multiple channel distributions as its primary strategies. New products typically encounter intense competition, which may require substantial advertising and promotional support and activities. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered in various countries throughout the world.

Employees

At August 31, 2010, the Company employed 316 people worldwide: 142 by the United States parent corporation (including 5 of whom are based in the Malaysia regional office); 8 by the Canada subsidiary; 117 by the U.K. subsidiary (including 60 in the U.K., 19 in Germany, 17 in France, 13 in Spain and 8 in Italy); 14 by the Australia subsidiary; 33 by the China subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

Financial Information About Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales and total assets by reportable segment and long-lived assets by geography, refer to Note 14 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

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

The Company’s financial results could suffer if the Company is unable to implement and successfully manage its core strategic initiatives or if the Company’s core strategic initiatives do not achieve the intended results.

There is no assurance that the Company will be able to implement and successfully manage its core strategic initiatives, including its four major strategic initiatives, or that the core strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s four major strategic initiatives include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing its position in the multi-purpose maintenance products line by focusing its research and development resources to leverage its multi-purpose maintenance products and adjacent categories; (iii) developing its business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow the Company’s revenues and profits. If the Company is unable to implement and successfully manage its core strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its core strategic initiatives will necessarily advance its business or financial results as intended.

Cost increases in finished goods, components, raw materials, transportation and other necessary supplies or services could harm the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based products and aerosol cans, which constitute a significant portion of the costs for many of the Company’s products, have experienced significant price volatility in the past, and may continue to do so in the future. Fluctuations in oil prices have also impacted the Company’s cost of transporting its products. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Specifically, aerosol can prices are exposed to fluctuations resulting from changes in the cost of tinplate used to manufacture such cans. In the event there is significant volatility in the Company’s cost of goods or increases in raw material and/or component costs or the costs of transportation and other necessary supplies or services, the Company may not be able to maintain its gross margins if it chooses not to raise its product sales prices. Should the Company choose to increase product sales prices to offset cost increases, such increases may adversely affect demand and unit sales. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to the Company’s business and this could adversely affect the Company’s financial condition and results of operations.

The Company relies on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. The Company does not have direct control over the management or business of these third parties, except indirectly through terms as negotiated in service or supply contracts. Should the terms of doing business with the Company’s primary third-party contract manufacturers, suppliers and/or logistics providers change or should the Company have a disagreement with or be unable to maintain relationships with such third parties or such third parties experience financial difficulties, the Company’s business may be disrupted which could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, if the Company is unable to contract with third-party manufacturers or suppliers at the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

Global economic conditions may negatively impact the Company’s financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in business or consumer spending or confidence, could delay or significantly decrease purchases of the Company’s products by its customers, which include retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. Consumer purchases of discretionary items, which may include the Company’s multi-purpose maintenance products and homecare and cleaning products, often decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. In addition, during unfavorable or uncertain economic times, consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations.

The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business. If economic or market conditions in the United States or other key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations. In recent periods, particularly in fiscal year 2009, consumer and business confidence and spending deteriorated significantly as the economy entered a recession. Although global economic conditions improved in fiscal year 2010, there is still uncertainty in the global economy, and there is no guarantee that the global economy will remain in this improved state.

Adverse economic and market conditions could also harm the Company’s business by negatively affecting the parties with whom it does business, including its customers, retailers, distributors and wholesalers, and third-party contract manufacturers and suppliers. These conditions could impair the ability of the Company’s customers to pay for products they have purchased from the Company. As a result, allowances for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase. In addition, the Company’s third-party contract manufacturers and its suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply the Company with finished goods and the raw materials, packaging, and components required for the Company’s products.

The Company faces significant competition in its markets, particularly those related to its homecare and cleaning products, which could lead to reduced profitability.

The Company faces significant competition from other consumer products companies, both in the U.S. and in international markets. Many of the Company’s products, particularly its homecare and cleaning products, compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of the Company’s customers in certain categories, which are typically sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies.

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or newly developed, usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company. In addition, the Company’s competitors may attempt to gain market share by offering products at sales prices at or below those typically offered by the Company.

Competitive activity may require the Company to increase its investment in marketing or reduce sales prices and may lead to reduced profit margins or a loss of market share, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 54% of consolidated net sales in fiscal year 2010 and its strategy includes expanding its operations globally. The Company faces, and will continue to face, substantial risks associated with having global operations outside the U.S., including:

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

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the U.S. and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences.

Sales volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its core strategic initiatives, which include among other things, geographic expansion and business development through acquisitions, joint ventures, licensing and/or other strategic partnerships, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands and (iii) capture market share from its competitors. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers, which include mass retail customers, account for a large percentage of the Company’s net sales. The Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers also seek price reductions, added support or promotional concessions, all of which may negatively impact the Company’s ability to maintain existing profit margins.

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

The Company’s future performance and growth depend, in part, on its ability to successfully develop and introduce new products as both brand extensions and/or line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions. The ability of the Company to understand consumer preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions. As the Company continues to focus on innovation and renovation, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line extensions.

Government regulations and environmental laws and regulations could result in material costs or otherwise adversely affect the Company’s financial condition and results of operations.

The manufacturing, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with extensive federal, state and foreign laws and regulations. If the Company is not successful in complying with all such regulations or changes to existing regulations, it could be fined and this could adversely affect the Company’s financial condition and results of operations. It is also possible that governments will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In previous years, the California Air Resources Board (“CARB”), one of the most influential state environmental agencies in the United States, has released regulations that have required the Company to reformulate certain of its multi-purpose maintenance products. During 2008, CARB approved regulatory amendments to establish lower limits for Volatile Organic Compounds (“VOCs”) in certain regulated consumer products, including multi-purpose lubricants and penetrants and aerosol spot removers, which will require reductions in the levels of VOCs in each product category by dates specified in the amendments. For multi-purpose lubricants and penetrants, the amendments require a reduction in VOC levels from the current standard of 50% by weight to 25% by December 31, 2013 and to 10% by December 31, 2015. For aerosol spot removers, the amendments require a reduction in VOC levels from the current standard of 18% by weight to 15% by December 31, 2012. The Company is required to reformulate certain of its multi-purpose maintenance products and its Spot Shot brand aerosol spot remover in order to comply with these lower limits on VOC content. There can be no assurance that reformulation of the Company’s products can be accomplished at a commercially reasonable cost or without having an adverse impact on product performance. The inability of the Company to successfully reformulate its products to comply with these regulatory amendments could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is also subject to numerous environmental laws and regulations that impose various environmental controls on its business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon the Company’s operations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The Company believes that its expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on its financial condition, results of operations or cash flows. However, the environmental laws under which the Company operates are complicated, often become increasingly more stringent and may be applied retroactively.

Accordingly, there can be no assurance that the Company will not be required to incur additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on the Company’s business, financial condition or results of operations

If the success and reputation of one or more of the Company’s leading brands erodes, its business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives do not have the desired impact on the brands’ image or do not attract customers as intended. The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Goodwill and intangible assets are subject to impairment risk.

The Company assesses the potential impairment of indefinite-lived intangible assets and goodwill during the second fiscal quarter of each fiscal year and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that such impairment may exist. Events and circumstances that the Company considers important which could trigger impairment include matters such as the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the extent or manner to which an acquired asset is being utilized by the Company;

•	Significant negative industry or global economic trends;

•	Significant decline in the Company’s stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by governments and courts.

The Company assesses potential impairment by comparing the estimated fair value of intangible assets and the implied fair value of goodwill to their carrying values. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value. The Company assesses potential impairment of intangible assets using a two-step process. The Company compares the undiscounted future cash flows of the intangible assets to the carrying value. If the undiscounted cash flows of the asset are less than the carrying value, the Company assesses potential impairment by comparing the estimated fair value of intangible assets to their carrying values. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

The Company estimates fair value using a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments to the Company’s intangible assets and goodwill.

The Company faces challenges related to its homecare and cleaning product brands, which have short differentiated life cycles and often need continuous innovation, renovation and/or continuous marketing support to address consumers’ changing needs and tastes. As a result of the dynamic nature of this product line, the ability to understand consumer preferences and innovate and/or renovate is key to the ongoing success of the homecare and cleaning product brands. In the event that the Company is unable to meet consumer preferences through innovation and/or renovation or achieve forecasted sales revenue levels, its homecare and cleaning product brands and product offerings may be at risk of future impairment.

During fiscal year 2009, the Company recorded impairments to certain of its homecare and cleaning product brands based on the results of its annual or subsequent events and circumstances driven impairment tests. During the second quarter of fiscal year 2009, the Company determined, while performing its annual impairment tests, that its indefinite-lived intangible asset related to its Carpet Fresh brand was impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, the Company concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from the Company’s strategic decision to focus its research and development resources on its multi-purpose maintenance products and not its homecare and cleaning products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third and fourth quarters of fiscal year 2009, the Company reevaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed due to lower than forecasted sales revenue for several of its homecare and cleaning products, including the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands. As a result, the Company tested these indefinite-lived intangible assets for impairment for both periods. For the test conducted during the third quarter of fiscal year 2009, the Company concluded that no impairment existed as of May 31, 2009. For the test conducted during the fourth quarter of fiscal year 2009, the Company concluded that the intangible assets associated with its Carpet Fresh and X-14 trade names were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009.

Due to the continued sales declines in fiscal year 2009 and the lower level of forecasted sales for the Carpet Fresh and X-14 brands which have been caused by a variety of factors, including lost distribution and the Company’s strategic decision to focus its research and development resources on its multi-purpose maintenance products, the Company concluded that these two brands should no longer be considered to have indefinite lives. As a result, effective August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived intangible assets. The Company began to amortize the Carpet Fresh and X-14 trade names on a straight-line basis effective September 1, 2009 based on their estimated remaining useful lives of thirteen and eight years, respectively.

Since the fourth quarter of fiscal year 2009, no impairment of the Company’s indefinite-lived or definite-lived intangible assets related to its homecare and cleaning product brands has been identified or recorded. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired in the future.

Negative changes in the Company’s assumptions and estimates, such as royalty rates, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could result in impairment of its intangible assets.

The Company will continue to closely monitor events and circumstances that could result in impairment of its intangible assets. It is possible that changes in circumstances or in the variables, assumptions and estimates used by the Company to assess the fair value of its intangible assets, could change in the future and require the Company to record impairment charges.

The Company’s operating results and financial performance may not meet expectations which could adversely affect the Company’s stock price.

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals or core strategic initiatives, then the Company’s actual performance could vary materially from its internal and market expectations. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. The Company’s operating results and financial performance may be influenced by a number of factors, including the following:

•	Significant increases in the costs of finished goods, components, raw materials and/or transportation;

•	The impact of general economic and market conditions in the U.S. and in other countries in which the Company currently does business;

•	Changes in product sales prices by the Company or its competitors and consumer and customer reactions to such sales price changes;

•	The introduction of new products and line extensions by the Company or its competitors;

•	The mix of products sold with varying profitability in a given period;

•	The mix of products sold within different channels and countries with varying profitability in a given period;

•	The Company’s ability to control internal costs;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	The availability and cost of debt financing;

•	The ability of the Company to execute its core strategic initiatives and to maintain and enhance profits in the face of a consolidating retail environment;

•	The ability of the Company to achieve its business plans, including sales volume growth and sales pricing plans, as a result of high levels of competitive activity;

•	The ability of the Company to maintain key customer relationships;

•	The ability of the Company to maintain key supplier, third-party contract manufacturer and logistics provider relationships;

•	The ability of the Company to generate expected cost savings and efficiencies;

•	The ability of the Company to maintain the value of its brands;

•	The ability of major customers and other debtors to meet their obligations as they come due;

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	The Company’s reliance on brokers for the grocery and industrial channels;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	The substantial costs associated with regulatory compliance;

•	The ability of the Company to attract and retain qualified personnel;

•

The expenses associated with the potential impairment of the Company’s goodwill, trade names and other intangible assets and the potential impairment or obsolescence of its property, plant and equipment;

•	The ability to maintain the overall quality of new and existing products;

•	The ability of the Company to penetrate and grow domestic and international markets and distribution channels;

•	The ability of the Company to manage the impact of foreign currency exchange rate fluctuations in the countries in which it does business;

•	The impact of foreign import and export restrictions or other trade regulations;

•	Changes to cash flow resulting from the Company’s operating results, tax payments, tax settlements, debt repayments, dividend payments and share repurchases;

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	Changes in accounting policies and accounting standards;

•	The impact of any litigation or product liability claims; and

•	Fluctuations in federal, state, local and foreign taxes.

In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results and financial condition of the Company. To some extent, the Company plans its expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results and the financial condition of the Company are likely to be adversely affected.

Resolutions of income tax disputes may impact the Company’s financial condition and results of operations.

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 11 – Income Taxes of the consolidated financial statements, included in Item 15 of this report.

The Company’s business development activities may not be successful.

The Company seeks to increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the United States and internationally. However, if the Company is not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, the Company may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that the Company’s business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets and/or increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s business development activities diminish in the future, the Company may be required to record impairments to goodwill, intangible assets or other assets associated with such activities, which could also adversely affect the Company’s business, financial condition and results of operations.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

The Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. Historically, acquisitions that have been executed by the Company have been funded to a large extent by debt. In order to service the debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company is required by covenants within the loan agreements to maintain certain financial ratios and compliance with other financial terms.

The Company has historically paid regular quarterly cash dividends on its common stock. On October 1, 2010, the Board of Directors declared an 8% increase in the regular quarterly cash dividend, increasing it from $0.25 per share to $0.27 per share. However, if operating income is not sufficient to properly service the Company’s debt or otherwise allow the Company to maintain compliance with the terms of its loans, the Company could be required to seek additional financing by incurring additional debt or through the sale of equity securities, or the Company might be required to reduce dividends.

The Company may incur substantial additional debt in the future for other reasons, including acquisitions or other business development activities. To the extent that the Company is required to seek additional financing by incurring additional debt or selling equity securities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If new debt is added to current debt levels, the Company’s related risks could become more significant.

Failure to maximize or to successfully assert the Company’s intellectual property rights or infringement by the Company on the intellectual property rights of others could impact its competitiveness or otherwise adversely affect the Company’s financial condition and results of operations.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value the consumers associate with the Company’s brands and harm its sales. The failure of the Company to perfect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and an obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the holders of such rights are willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, financial condition and results of operations.

Product liability claims and other litigation could adversely affect the Company’s sales and operating results.

While the Company makes every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products were determined to be defective, the Company could be required to recall the product, which could result in adverse publicity and significant expenses. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, the Company’s business, financial condition and results of operations may be adversely affected.

Additionally, the Company’s products may be associated with competitor products or other products in the same category, which may be alleged to have caused harm to consumers. As a result of this association, the Company may be named in unwarranted legal actions. The potential costs to defend such claims may materially affect the Company’s business, financial condition and results of operations.

Changes in marketing distributor relationships that are not managed successfully by the Company could result in a disruption in one or more of the affected markets.

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries throughout Europe; and the Marketing Distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The Marketing Distributor model is generally used in certain countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources in these relationships. Should key personnel change and/or the relationship change or terminate, the Company could be at risk until such time as a suitable replacement can be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships that are not managed successfully could result in a disruption in one or more of the affected markets and that such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

The operations of the Company and its third-party contract manufacturers and suppliers of raw materials and components are subject to disruption by events beyond the Company’s control.

Operations of the Company and the operations of its third-party contract manufacturers and suppliers of raw materials and components are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquakes, hurricanes, flooding or other natural disasters. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers, supply chain disruptions, increased costs for finished goods, components and/or raw materials or suspension of operations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company has certain business continuity plans in place to respond to such events, there is no assurance that such plans are adequate or would be successfully implemented.

The Company may experience difficulties with or malfunctions of the critical information systems that it uses for the daily operations of its business and this could adversely affect the Company’s business, financial condition and results of operations.

System failure, malfunction or loss of data which is housed in the Company’s critical information systems could disrupt its ability to timely and accurately process transactions and produce key financial reports, including information on the Company’s operating results, financial position and cash flows. The Company’s information systems could be damaged or cease to function properly due to a number of reasons, including catastrophic events, power outages and security breaches. Although the Company has certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, the Company may experience interruptions in its ability to manage its daily operations and this could adversely affect the Company’s business, financial condition and results of operations.

In addition, the information system that the U.S. office uses for its business operations is a market specific application which is not widely used by other companies. The company that owns and supports this application may not be able to provide the same level of support as that of companies which own larger, more widely spread information systems. If the company that supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect the Company’s daily operations or its business, financial condition and results of operations.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses and this could negatively impact the Company’s business, financial condition and results of operations.

Changing laws, regulations and standards relating to accounting and financial reporting, corporate governance and public disclosure, including new SEC regulations, new NASDAQ Stock Market rules, new accounting requirements and the expected future requirement to transition to international financial reporting standards are creating uncertainty and additional complexities for the Company. To maintain high standards of accounting and financial reporting, corporate governance and public disclosure, the Company intends to invest all reasonably necessary resources to comply with all such evolving standards and requirements. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities, either of which could negatively impact the Company’s business, financial condition and results of operations.

The Company’s continued growth and expansion could adversely affect its internal control over financial reporting which could harm its business and financial condition.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting per the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting standards generally accepted in the United States. Internal control over financial reporting includes maintaining records in reasonable detail such that they accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, policies and procedures and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected in a timely manner. The Company’s continued growth and expansion, particularly in global markets, will place additional pressure and risk on the Company’s system of internal control over financial reporting. Any failure by the Company to maintain an effective system of internal control over financial reporting associated with such growth and expansion could limit the Company’s ability to report its financial results accurately and on a timely basis or to detect and prevent fraud.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, which is located at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida, a research and development office in Springfield, New Jersey and office space in Toronto, Ontario, Canada. In addition, the Company owns a warehouse facility in Memphis, Tennessee which is currently vacant. The Company is working with an agent to lease this warehouse facility.

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

On October 3, 2010, a legal action was filed against the Company in United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss with respect to this claim.

On June 18, 2010, a legal action was filed against the Company in the Superior Court of California in the County of Orange (Andrea Burns v. WD-40 Company). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. This action is substantively similar to the Drimmer v. WD-40 Company case that was filed by the same plaintiff law firm in April 2006 in the United States District Court, Southern District of California. In August 2008, the Company defeated class certification in that case, a decision that was upheld by the Ninth Circuit Court of Appeals in September 2009, and the case was dismissed with prejudice in March 2010. As in the Drimmer case, the Company intends to vigorously defend against the Burns case. If, however, class action certification is granted in the Burns case, it is reasonably possible that the outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. There is not sufficient information available at this time to determine the likelihood that class certification will be granted or the extent of possible loss if class certification is granted.

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

Item 4. Removed and Reserved

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2010:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	54	1997	President and Chief Executive Officer
Jay W. Rembolt	59	2008	Vice President, Finance and Chief Financial Officer
Michael J. Irwin	47	2008	Executive Vice President, Strategic Development
Graham P. Milner	56	2002	Executive Vice President, Global Development and Chief Branding Officer
Michael L. Freeman	57	2002	Division President, The Americas
Geoffrey J. Holdsworth	48	1996	Managing Director, Asia Pacific
William B. Noble	52	1996	Managing Director, WD-40 Company Ltd. (U.K.)

Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director and held several senior management positions prior to his election as Chief Executive Officer in 1997.

Mr. Rembolt joined the Company in December 1997 as Manager, Financial Services. He was promoted to Controller in May 1999 and to Vice President, Finance/Controller in May 2001. Mr. Rembolt was then promoted to his current position of Vice President, Finance and Chief Financial Officer in April 2008.

Mr. Irwin joined the Company in May 1995 as Director of U.S. Marketing, and later served as Director of Marketing, The Americas. In April 1998, he was then promoted to Vice President, Marketing, The Americas. He was named Senior Vice President, Chief Financial Officer and Treasurer in May 2001 and in September 2002, he was named Executive Vice President. Mr. Irwin was named Executive Vice President, Strategic Development in April 2008.

Mr. Milner joined the Company in 1992 as International Director. He was appointed Vice President, Sales and Marketing, The Americas, in March 1997 and then Senior Vice President, The Americas, in April 1998. He was then named Executive Vice President, Global Development and Chief Branding Officer in September of 2002.

Mr. Freeman joined the Company in 1990 as Director of Marketing and was named Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in December 1996, was promoted to Senior Vice President, Operations in September 2001, and was named Division President, The Americas, in September 2002.

Mr. Holdsworth joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager and was named Managing Director, Asia Pacific in 1997.

Mr. Noble joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was appointed Managing Director, WD-40 Company Ltd. (U.K.) in December 1996.

All executive officers hold office at the discretion of the Board of Directors.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices per share of the Company’s common stock for each of the quarterly periods indicated as reported by the NASDAQ Global Select Market.

	Fiscal Year 2010			Fiscal Year 2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$34.55	$26.23	$0.25	$40.00	$23.06	$0.25
Second Quarter	$34.53	$29.30	$0.25	$28.88	$23.06	$0.25
Third Quarter	$36.65	$31.13	$0.25	$28.24	$21.81	$0.25
Fourth Quarter	$37.50	$30.11	$0.25	$31.78	$25.37	$0.25

On October 12, 2010, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $39.03 per share, and there were 16,732,665 shares of common stock outstanding held by approximately 1,104 holders of record.

The Company has historically paid regular quarterly cash dividends on its common stock. On October 1, 2010, the Board of Directors declared an 8% increase in the regular quarterly cash dividend, increasing it from $0.25 per share to $0.27 per share. The dividend is payable on October 29, 2010 to shareholders of record on October 14, 2010.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2010	2009	2008	2007	2006
Net sales	$321,516	$292,002	$317,118	$307,816	$286,916
Cost of products sold	156,210	147,469	168,848	158,954	148,516

Gross profit	165,306	144,533	148,270	148,862	138,400
Operating expenses	110,108	104,688	105,574	99,846	92,378

Income from operations	55,198	39,845	42,696	49,016	46,022
Interest and other expense, net	(1,641)	(1,521)	(697)	(1,841)	(3,164)

Income before income taxes	53,557	38,324	41,999	47,175	42,858
Provision for income taxes	17,462	12,037	14,377	15,641	14,746

Net income	$36,095	$26,287	$27,622	$31,534	$28,112

Earnings per common share:
Basic	$2.17	$1.59	$1.66	$1.85	$1.67
Diluted	$2.15	$1.58	$1.64	$1.83	$1.66
Dividends per share	$1.00	$1.00	$1.00	$0.97	$0.88
Total assets	$289,108	$262,617	$270,673	$283,186	$268,475
Long-term obligations (1)	$32,764	$41,456	$52,118	$61,057	$69,077

(1)	Long-term obligations include long-term debt, long-term deferred tax liabilities, net and deferred employee benefits and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Liquidity and Capital Resources, Critical Accounting Policies, Recently Issued Accounting Standards and Related Parties. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the related notes included in Item 15 of this report.

In order to show the impact of changes in foreign currency exchange rates on our consolidated results of operations, we have included constant currency disclosures in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars using the exchange rates in effect for the prior fiscal year.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® and BLUE WORKS™, and the following eight homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

•

Consolidated net sales increased 10% and consolidated net income increased 37% for fiscal year 2010 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on net sales and net income for fiscal year 2010. On a constant currency basis, net sales would have increased 9% and net income would have increased 35% for fiscal year 2010 compared to the prior fiscal year.

•

Sales of multi-purpose maintenance products increased 15% for fiscal year 2010 compared to the prior fiscal year due to sales growth across all segments. Sales in the Americas segment increased 13% primarily due to a 13% increase in the U.S. as a result of increased volume through existing distribution channels, new distribution and the timing of promotional activities. Sales in the Europe segment increased 16% primarily due to the continued growth of the WD-40 Smart Straw product and new distribution. Sales in the Asia-Pacific segment increased 19% due to significant promotional activities and the favorable impact of changes in foreign currency exchange rates.

•

Sales of homecare and cleaning products decreased 5% for fiscal year 2010 compared to the prior fiscal year due to sales decreases in the Americas and Europe segments for such products. These decreases were the result of several factors which primarily occurred in the prior fiscal year but continued to negatively impact sales of these products in fiscal year 2010. These include items such as lost distribution and discontinuance of certain product offerings. Although our focus has shifted to our multi-purpose maintenance products, we were still able to either stabilize or increase the sales of certain of our homecare and cleaning products in fiscal year 2010 by pursuing our niche markets or expanding our distribution channels.

•

Our gross margin as a percentage of net sales increased to 51.4% for fiscal year 2010 from 49.5% for the prior fiscal year primarily due to the positive impacts of lower advertising and promotional discounts, lower costs of petroleum-based materials, sourcing changes, price increases and sales mix changes. These decreases were all partially offset by increased costs for aerosol cans resulting from increased tinplate costs.

Our core strategic initiatives and the areas where we will continue to focus our time and resources in future periods include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products line by focusing our research and development resources to leverage our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow our revenues and profits.

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$258,095	$225,098	$32,997	15%
Homecare and cleaning products	63,421	66,904	(3,483)	(5)%

Total net sales	321,516	292,002	29,514	10%
Cost of products sold	156,210	147,469	8,741	6%

Gross profit	165,306	144,533	20,773	14%
Operating expenses	110,108	104,688	5,420	5%

Income from operations	$55,198	$39,845	$15,353	39%

Net income	$36,095	$26,287	$9,808	37%

Earnings per common share – diluted	$2.15	$1.58	$0.57	36%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$179,867	$168,381	$11,486	7%
Europe	110,367	97,518	12,849	13%
Asia-Pacific	31,282	26,103	5,179	20%

	$321,516	$292,002	$29,514	10%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$129,834	$115,095	$14,739	13%
Homecare and cleaning products	50,033	53,286	(3,253)	(6)%

	$179,867	$168,381	$11,486	7%

% of consolidated net sales	56%	58%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $179.9 million, up $11.5 million, or 7%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2010 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $14.7 million, or 13%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Sales of WD-40 products in the Americas segment increased $14.3 million, or 13%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year due to improved economic conditions, increased volume through existing distribution channels, new distribution and increased promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $3.3 million, or 6%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Although our focus has shifted to our multi-purpose maintenance products, we were still able to either stabilize or increase the sales of certain of our homecare and cleaning products in fiscal year 2010 by pursuing our niche markets or expanding our distribution channels. However, this increase was more than offset by the decrease in sales of all other homecare and cleaning product brands in the Americas segment. The largest decline came from the automatic toilet bowl cleaners which decreased $1.9 million, or 10%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year due primarily to the effect of competitive factors and declining categories which was partially offset by new distribution outside of the grocery channel. The decline in sales of the Carpet Fresh brand products and X-14 mildew stain remover, which totaled $1.8 million, or 18%, was the result of several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not on our homecare and cleaning products.

For the Americas segment, 83% of sales came from the U.S. and 17% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2010, compared to the distribution for the fiscal year ended August 31, 2009 when 84% of sales came from the U.S. and 16% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$102,195	$88,153	$14,042	16%
Homecare and cleaning products	8,172	9,365	(1,193)	(13)%

	$110,367	$97,518	$12,849	13%

% of consolidated net sales	34%	33%

Sales in the Europe segment increased to $110.4 million, up $12.8 million, or 13%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2010 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $6.6 million, or 10%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year and accounted for 67% of the Europe segment’s sales for the fiscal year ended August 31, 2010 compared to 69% for the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the fiscal year ended August 31, 2010 compared to the prior fiscal year, with percentage increases in sales as follows: Italy, 30%; Iberia, 26%; Germanics sales region, 20%; and France, 19%. Partially offsetting these sales increases was a sales decrease in the U.K. of 10% for the fiscal year ended August 31, 2010 compared to the prior fiscal year. We expect to launch Blue Works in selected markets in Europe during fiscal year 2011.

The sales growth throughout the Europe segment, where we sell direct, was primarily due to the continued growth of the WD-40 Smart Straw product and new distribution. Other factors that positively impacted sales growth were improved economic conditions, increased volume through existing distribution channels and increased promotional activities. In addition, France and Iberia benefited from the continued growth of the 3-IN-ONE product line. The sales decline in the U.K. was primarily due to lost distribution and the effect of competitive factors. In line with our core strategic initiatives, we will continue to focus our research and development resources on our multi-purpose maintenance products throughout Europe.

In the countries in which we sell through local distributors, sales increased $6.2 million, or 21%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year, driven by sales increases of the WD-40 products in Northern Europe and the Middle East. The distributor markets accounted for 33% of the total Europe segment sales for the fiscal year ended August 31, 2010, compared to 31% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$26,066	$21,850	$4,216	19%
Homecare and cleaning products	5,216	4,253	963	23%

	$31,282	$26,103	$5,179	20%

% of consolidated net sales	10%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $31.3 million, up $5.2 million, or 20%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Changes in foreign currency exchange rates compared to the prior fiscal year had a favorable impact on sales. Sales for the fiscal year ended August 31, 2010 translated at the exchange rates in effect for the prior fiscal year would have been $29.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.0 million, or 12%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year.

Sales in Asia, which represented 62% of the total sales in the Asia-Pacific segment, increased $2.5 million, or 15%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.2 million, or 10%, due to higher sales of multi-purpose maintenance products throughout the distributor markets, including those in the Philippines, Taiwan, Indonesia, Hong Kong and Singapore. Sales in China increased $1.3 million, or 28%, due to improved economic conditions, significant promotional activities and the launch of a new product in the 3-IN-ONE product line during the fiscal year ended August 31, 2010.

Sales in Australia increased $2.7 million, or 29%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year primarily due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.5 million, or 6%, for the fiscal year ended August 31, 2010 compared to the prior fiscal year primarily due to increased marketing and promotional activities.

Gross Profit

Gross profit was $165.3 million, which yielded a gross margin of 51.4% of net sales, for the fiscal year ended August 31, 2010 compared to $144.5 million, or 49.5% of net sales, for the prior fiscal year. Cost savings from product conversions and sourcing changes on a combined basis and the lower costs for petroleum-based materials positively impacted gross margin by 0.6 percentage points and 0.5 percentage points, respectively, for the fiscal year ended August 31, 2010. In addition, worldwide price increases implemented during the first quarter of fiscal year 2009 added 0.4 percentage points to our gross margin for the fiscal year ended August 31, 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During the fiscal year ended August 31, 2010, advertising, promotional and other discounts decreased compared to the prior fiscal year, positively impacting gross margin by 0.8 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the fiscal year ended August 31, 2010 was subject to promotional allowances compared to the prior fiscal year. In addition, sales mix favorably impacted gross margin by 0.6 percentage points.

Our gross margin for the fiscal year ended August 31, 2010 was also positively impacted by 0.1 percentage points due to losses associated with VML Company L.L.C. (“VML”), a former related party, which were incurred in fiscal year 2009 but not in the current fiscal year.

Partially offsetting the aforementioned favorable impacts to gross margin were higher costs for aerosol cans, which negatively affected our gross margin by 1.1 percentage points for the fiscal year ended August 31, 2010. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Although the cost of aerosol cans decreased in fiscal year 2010, the decrease was minimal. Tinplate pricing is generally set annually and is independent of the movements in the cost of steel on the spot market.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $13.6 million and $13.3 million for the fiscal years ended August 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2010 increased $9.2 million, or 12%, to $87.3 million from $78.1 million for the prior fiscal year. As a percentage of net sales, SG&A expenses increased slightly to 27.2% for the fiscal year ended August 31, 2010 from 26.7% for the prior fiscal year. The increase in SG&A expenses was primarily due to higher employee-related costs year over year. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $8.3 million for the fiscal year ended August 31, 2010 compared to the prior fiscal year due primarily to significantly higher bonus expense. Most of our regions met or exceeded sales and other profit performance targets for fiscal year 2010 whereas achievement of such targets in the prior fiscal year was unusually low. As a result, bonus expense for the fiscal year ended August 31, 2010 reflects these higher levels of achievement. Changes in foreign currency exchange rates increased SG&A expenses by $0.7 million for the fiscal year ended August 31, 2010 compared to the prior fiscal year. Also contributing to the higher SG&A expenses in fiscal year 2010 as compared to fiscal year 2009 was a $0.9 million increase in travel and entertainment expenses due to improved business conditions. Additionally, other miscellaneous expenses when combined increased $0.2 million year over year. Partially offsetting these increases was a decrease in professional services costs totaling $0.5 million due primarily to lower legal costs for the fiscal year ended August 31, 2010 compared to the prior fiscal year. In addition, bad debt expense decreased $0.4 million due primarily to specific accounts receivable allowances recorded by our international subsidiaries during fiscal year 2009 which were not repeated during the fiscal year ended August 31, 2010.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal year ended August 31, 2010 and 2009 were $5.3 million and $4.8 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2010 increased $2.6 million, or 13%, to $22.1 million from $19.5 million for the prior fiscal year. As a percentage of net sales, these expenses increased to 6.9% for the fiscal year ended August 31, 2010 from 6.7% for the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to the timing of sales promotions and the increased level of investment in advertising activities across all segments. Investment in global advertising and sales promotion expenses for fiscal year 2011 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales were $18.4 million for each of the fiscal years ended August 31, 2010 and 2009. Therefore, our total investment in advertising and sales promotion activities totaled $40.5 million and $37.9 million for the fiscal years ended August 31, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.5 million for the fiscal years ended August 31, 2010 and 2009, respectively. The increase in amortization for the fiscal year ended August 31, 2010 as compared to the prior fiscal year relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009. The amortization for the fiscal year ended August 31, 2009 related only to the non-contractual customer relationships included in the 1001 acquisition completed by the Europe segment in fiscal year 2004. Beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is recorded and amortized in Pounds Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets Expense

During the quarter ended February 28, 2010, we performed our annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of our annual impairment tests, no impairment charge was recorded for either our goodwill or any of our indefinite-lived intangible assets. However, as a result of the annual impairment tests that we performed during the fiscal year ended August 31, 2009, we recorded impairment charges totaling $6.7 million to reduce the carrying value of our Carpet Fresh and X-14 indefinite-lived intangible assets to their estimated fair values. We subsequently determined that the Carpet Fresh and X-14 trade names were no longer indefinite-lived intangible assets. As a result, we reclassified them to definite-lived intangible assets effective August 31, 2009 and started to amortize them over their expected useful lives of thirteen and eight years, respectively, beginning September 1, 2009.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	Change
Interest income	$174	$428	$(254)
Interest expense	$1,726	$2,492	$(766)
Other (expense) income, net	$(89)	$543	$(632)
Provision for income taxes	$17,462	$12,037	$5,425

Interest Income

Interest income decreased $0.3 million for the fiscal year ended August 31, 2010 compared to the prior fiscal year due primarily to lower interest rates year over year.

Interest Expense

Interest expense decreased by $0.8 million for fiscal year 2010 compared to the prior fiscal year due primarily to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2009.

Other (Expense) Income, Net

Other (expense) income, net decreased by $0.6 million for the fiscal year ended August 31, 2010 compared to the prior fiscal year due primarily to lower foreign currency exchange gains in the Europe segment, specifically related to the Euro and Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 32.6% of income before income taxes for the fiscal year ended August 31, 2010 compared to 31.4% for the prior fiscal year. The effective tax rate was lower than normal for both fiscal years. For the fiscal year ended August 31, 2010, the effective tax rate was low due to the release of liabilities associated with unrecognized tax benefits that resulted from the conclusion of the audit of our fiscal year 2008 federal income tax return, the expiration of certain statutes due to certain tax years being closed and other provision adjustments that we recorded during the third quarter of fiscal year 2010 related to the filing of our federal and state tax returns. For the fiscal year ended August 31, 2009, the effective tax rate was lower than normal primarily due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. This law change caused a revaluation of our deferred tax assets and liabilities that resulted in a tax benefit of $0.5 million in fiscal year 2009.

Net Income

Net income was $36.1 million, or $2.15 per common share on a fully diluted basis, for fiscal year 2010 compared to $26.3 million, or $1.58 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $0.5 million on net income for fiscal year 2010. Thus, on a constant currency basis, net income for fiscal year 2010 would have been $35.6 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $168.4 million, down $8.5 million, or 5%, for fiscal year 2009 compared to fiscal year 2008. Changes in foreign currency exchange rates in Canada for fiscal year 2009 compared to fiscal year 2008 had an unfavorable impact on sales. Sales in the Americas segment for fiscal year 2009 translated at the exchange rates in effect for fiscal year 2008 would have been $170.3 million. Thus, on a constant currency basis, sales would have decreased by $6.6 million, or 4%, for fiscal year 2009 compared to fiscal year 2008.

Sales of multi-purpose maintenance products in the Americas segment for fiscal year 2009 increased $3.7 million, or 3%, compared to fiscal year 2008. This increase was primarily due to a 4% sales increase in the U.S. as a result of sales price increases and additional promotional activities during the first quarter of fiscal year 2009, partially offset by the negative impact of customers reducing inventory levels during the second and third quarters of the fiscal year in response to general economic conditions. Canada experienced a 12% sales decrease for fiscal year 2009 compared to fiscal year 2008 primarily due to the unfavorable impact of changes in foreign currency exchange rates. Latin America experienced a 6% sales increase for fiscal year 2009 compared to fiscal year 2008 due to sales price increases, promotional activities and increased distribution with new customers.

Sales of homecare and cleaning products in the Americas segment decreased $12.2 million, or 19%, for fiscal year 2009 compared to fiscal year 2008 due to sales declines across all homecare and cleaning brands throughout the Americas segment. The most significant decreases related to sales of Carpet Fresh and automatic toilet bowl cleaners which were down 33% and 23%, respectively, compared to fiscal year 2008. Sales declines in homecare and cleaning product brands were the result of several factors, including lost distribution, the effect of competitive factors and challenges due to general economic conditions.

For the Americas segment, 84% of sales came from the U.S., and 16% of sales came from Canada and Latin America combined for each of fiscal years 2009 and 2008.

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

Sales in the Europe segment decreased to $97.5 million, down $13.0 million, or 12%, for fiscal year 2009 compared to fiscal year 2008. Changes in foreign currency exchange rates for fiscal year 2009 compared to fiscal year 2008 had an unfavorable impact on sales. Sales for fiscal year 2009 translated at the exchange rates in effect for fiscal year 2008 would have been $123.4 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $12.9 million, or 12%, for fiscal year 2009 compared to fiscal year 2008.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal), and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets decreased $8.2 million, or 11%, for fiscal year 2009 compared to fiscal year 2008 and accounted for 69% of the Europe segment’s sales, compared to 68% for fiscal year 2008. For fiscal year 2009, we experienced sales declines throughout the Europe segment, with percentage decreases in sales as follows: Italy, 18%; Iberia, 18%; U.K., 12%; Germanics sales region, 11%; and France, 1%.

While most of the countries throughout the Europe segment experienced sales declines during fiscal year 2009 as customers reduced inventory levels in response to general economic conditions, the U.K. and France, which represented 37% and 19% of the total direct sales in the Europe segment, respectively, experienced sales growth of 11% and 12%, respectively, in their respective local currencies for fiscal year 2009 compared to fiscal year 2008. The sales growth in the U.K. was due to increased sales across all brands, which include WD-40, 3-IN-ONE and 1001, due to the timing of promotional activities. The sales growth in France was driven by the continued sales growth of WD-40 Smart Straw and the 3-IN-ONE Pro product line. In addition, both the U.K. and France benefitted from new distribution gained during fiscal year 2009 compared to fiscal year 2008. However, the unfavorable impact of changes in foreign currency exchange rates year over year more than offset the sales growth in local currencies in the U.K. and France.

In the countries in which we sell through local distributors, sales decreased $4.8 million, or 14%, for fiscal year 2009 compared to fiscal year 2008 due to the impact of customers across all trade channels reducing inventory levels, particularly during the second and third quarters of fiscal year 2009, in response to general economic conditions, the timing of promotional activities and the unfavorable impact of changes in foreign currency exchange rates year over year. The distributor markets accounted for 31% of the total Europe segment sales for fiscal year 2009, compared to 32% for fiscal year 2008.

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

In the Asia-Pacific segment, which includes Australia and Asia, sales decreased to $26.1 million, down $3.6 million, or 12%, for fiscal year 2009 compared to fiscal year 2008. Changes in foreign currency exchange rates for fiscal year 2009 compared to fiscal year 2008 had an unfavorable impact on sales. Sales for fiscal year 2009 translated at the exchange rates in effect for fiscal year 2008 would have been $28.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.4 million, or 5%, for fiscal year 2009 compared to fiscal year 2008.

Sales in Asia, which represented 64% of total sales in the Asia-Pacific segment, decreased $2.1 million, or 11%, for fiscal year 2009 compared to fiscal year 2008 primarily due to lower sales of multi-purpose maintenance products across most of the Asia region, including China, Indonesia, Singapore, Malaysia and Taiwan. Sales in China decreased by $1.0 million, or 17%, representing 46% of the total decrease in the Asia region, while sales across the rest of the Asia region decreased 9%. Although China and many of the markets throughout the Asia region experienced strong sales during the first quarter of fiscal year 2009, they were unable to fully recover from the sales declines experienced during the remainder of the fiscal year due to the negative impact of general economic conditions.

Sales in Australia decreased $1.5 million, or 14%, for fiscal year 2009 compared to fiscal year 2008 primarily due to the unfavorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.8 million, or 7%, for fiscal year 2009 compared to fiscal year 2008 due to sales price increases implemented during the first quarter of fiscal year 2009, increased promotional activities and new distribution across all trade channels.

Gross Profit

Gross profit was $144.5 million, which yielded a gross margin of 49.5% of net sales, for fiscal year 2009, compared to $148.3 million, or 46.8% of net sales, for fiscal year 2008. The increase in gross margin was due to worldwide sales price increases implemented during the first quarter of fiscal year 2009, partially offset by higher costs of products, the timing of advertising, promotional, and other discounts, and the closeout of slow moving inventory during fiscal year 2009.

To combat the higher costs of products, we implemented worldwide sales price increases on certain products which added approximately 4.7 percentage points to our gross margin for fiscal year 2009.

The increase in cost of products, which had a negative impact on gross margin of 1.4 percentage points, was due primarily to the increase in costs for components and raw materials, including aerosol cans, during fiscal year 2009. The higher costs for aerosol cans negatively impacted our gross margin by 1.5 percentage points for fiscal year 2009. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009 primarily due to the cost of tinplate used to manufacture such cans. Partially offsetting these cost increases were the lower costs for petroleum-based products, which positively impacted our gross margin by 0.1 percentage points. In addition, changes in foreign currency exchange rates in the Europe segment negatively impacted our gross margin by 0.6 percentage points, while cost benefits related to product conversions and sourcing changes in the U.S. during the fourth quarter of fiscal year 2008 positively impacted gross margin by 0.8 percentage points during fiscal year 2009.

In general, shifts in product and customer mix, as well as the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin from period to period. Such shift in product and customer mix negatively impacted our gross margin by 0.4 percentage points for fiscal year 2009. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During fiscal year 2009, advertising, promotional and other discounts increased compared to the prior fiscal year, negatively impacting gross margin by 0.1 percentage points. The increase in such discounts was due to the fact that a greater percentage of sales during fiscal year 2009 was subject to promotional allowances in response to general economic conditions.

Also negatively impacting our gross margin for fiscal year 2009 was the closeout of slow-moving inventory, which had a negative impact on gross margin of 0.3 percentage points.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $13.3 million and $18.1 million for the fiscal years ended August 31, 2009 and 2008, respectively.

Selling, General and Administrative Expenses

SG&A expenses for fiscal year 2009 decreased to $78.1 million from $83.8 million for fiscal year 2008. However, as a percentage of net sales, SG&A expenses increased to 26.7% for fiscal year 2009 from 26.4% for fiscal year 2008. The decrease in SG&A expenses was largely attributable to the impact of foreign currency translation and to lower freight costs. Changes in foreign currency exchange rates compared to fiscal year 2008 decreased SG&A expenses by $7.8 million for fiscal year 2009. Thus, on a constant currency basis, SG&A expenses for fiscal year 2009 would have been $85.9 million for an increase of $2.1 million, or 3%, over fiscal year 2008. Freight costs decreased $3.2 million due to reduced fuel costs, improved shipping efficiencies and lower sales revenue. Partially offsetting these decreases were increases in employee-related costs, research and development costs and other miscellaneous expenses. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $4.1 million due to annual compensation increases and higher staffing levels primarily to support the growth of international operations. Research and development costs increased $1.1 million due to the timing of new product development activity. Other miscellaneous expenses, including stock-based compensation, professional services costs and bad debt expense, increased by $0.1 million.

We continued our research and development investment in support of our focus on innovation and renovation. Research and development costs were $4.8 million for fiscal year 2009, compared to $3.6 million for fiscal year 2008. This increase was due to our increased investment in research and development in support of our strategic initiative to maximize our position in the multi-purpose maintenance products segment by diverting our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses decreased to $19.5 million for fiscal year 2009 compared to $19.8 million for fiscal year 2008. However, as a percentage of net sales, such expenses increased to 6.7% for fiscal year 2009 from 6.3% for fiscal year 2008. The decrease in these expenses was due to the timing of investment in advertising activities, partially offset by the favorable impact of changes in foreign currency exchange rates year over year. On a constant currency basis, advertising and sales promotion expenses for fiscal year 2009 would have been $21.5 million for an increase of $1.7 million, or 9%, over fiscal year 2008.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities employed by the Company and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as reductions to sales, while others remain in advertising and sales promotion expenses. For fiscal year 2009, total promotional costs recorded as a reduction to sales were $18.4 million compared to $18.9 million for fiscal year 2008. Therefore, our total investment in advertising and sales promotion activities totaled $37.9 million and $38.7 million for fiscal years 2009 and 2008, respectively.

Amortization of Definite-lived Intangible Asset Expense

Amortization of our definite-lived intangible asset was $0.5 million and $0.6 million for fiscal years 2009 and 2008, respectively. The amortization relates to the non-contractual customer relationships included in the 1001 acquisition completed by the Europe segment in fiscal year 2004. This intangible asset is recorded and amortized in Pound Sterling on a straight-line basis over its estimated eight-year life and is converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Impairment of Indefinite-lived Intangible Assets Expense

During the second quarter of fiscal year 2009, we performed our annual impairment test of goodwill and indefinite-lived intangible assets in accordance with the authoritative guidance on goodwill, intangibles and other. Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value. We also determined that each of the indefinite-lived intangible assets related to our homecare and cleaning product brands, with the exception of the indefinite-lived intangible asset related to the Carpet Fresh brand, was not impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, we concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from our strategic decision to divert our research and development resources from our homecare and cleaning products to our multi-purpose maintenance products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

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

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	Change
Interest income	$428	$1,602	$(1,174)
Interest expense	$2,492	$3,281	$(789)
Other income, net	$543	$982	$(439)
Provision for income taxes	$12,037	$14,377	$(2,340)

Interest Income

Interest income decreased $1.2 million for fiscal year 2009 compared to fiscal year 2008 due primarily to lower interest rates year over year.

Interest Expense

Interest expense decreased $0.8 million for fiscal year 2009 compared to fiscal year 2008 due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2008.

Other Income, Net

Other income, net decreased $0.4 million for fiscal year 2009 compared to fiscal year 2008 primarily due to foreign currency exchange losses in the Europe segment.

Provision for Income Taxes

The provision for income taxes was 31.4% of income before income taxes for fiscal year 2009, a decrease from 34.2% for fiscal year 2008. The decrease in the effective tax rate was primarily due to a California tax law enacted during the second quarter of fiscal year 2009. The change resulted in the revaluation of our deferred tax assets and liabilities as of the law’s effective date. The rate also decreased due to the impact of increasing income from foreign operations taxed at lower rates, benefits associated with the payout of a retired officer’s life insurance policy, and the renewal of the research and development credit for fiscal year 2008’s activities. The total impact of these items was a tax benefit of approximately $0.8 million for fiscal year 2009.

Net Income

Net income was $26.3 million, or $1.58 per common share on a fully diluted basis, for fiscal year 2009 compared to $27.6 million, or $1.64 per common share on a fully diluted basis, for fiscal year 2008. The change in foreign currency exchange rates year over year had an unfavorable impact of $4.5 million on net income for fiscal year 2009. Thus, on a constant currency basis, net income for fiscal year 2009 would have been $30.8 million.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $56.4 million for fiscal year 2010 compared to $34.6 million for fiscal year 2009. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, which was obtained in September 2008, and is currently undrawn. At August 31, 2010, we had a total of $75.9 million in cash and cash equivalents. We believe that these existing cash and cash equivalents at August 31, 2010, the liquidity provided by our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

Our outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $21.4 million as of August 31, 2010. Outstanding borrowings under our term loan must be repaid in annual principal payments of $10.7 million, with the final payment due in October 2011. In accordance with the terms of the fixed-rate term loan, we are required to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization of 2.25 to 1.00.

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

During fiscal year 2007, the Company’s Board of Directors approved a share buy-back plan, resulting in the revision of the Company’s debt covenants related to its fixed-rate term loan. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each fiscal quarter beginning March 1, 2007.

The Company is in compliance with all debt covenants as required by the term loan agreement. The Company’s cash balance has not been used to prepay the term loan due to certain prepayment penalties under the loan agreements.

In September 2008, the Company entered into an unsecured loan agreement for the aforementioned $10 million credit facility, which expires in October 2011. The credit facility is currently undrawn, however, outstanding borrowings under the credit facility would accrue interest at either London Interbank Offered Rates (“LIBOR”) plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company, and the proceeds could be utilized for general working capital purposes. The credit facility is subject to the same covenants as required by the term loan agreement.

Cash Flows

Operating Activities

Net cash provided by operating activities increased $21.8 million to $56.4 million for fiscal year 2010 from $34.6 million for the prior fiscal year. This increase was partially due to the significant increase in net income as adjusted for noncash items such as depreciation and amortization, impairment of indefinite-lived intangible assets, deferred income taxes, stock-based compensation and net unrealized foreign currency exchange gains and losses. Cash provided by operating activities also increased for fiscal year 2010 as compared to the prior fiscal year due to changes in assets and liabilities, primarily changes in accounts payable and accrued expenses and liabilities, deferred employee benefits and other long-term liabilities and income taxes payable. Accounts payable and accrued expenses and liabilities increased significantly from year to year due primarily to the increase in accounts payable balances resulting from increased business activities and the timing of payments. In addition, accrued expenses and liabilities increased from year to year due to a higher level of bonus accruals recorded during fiscal year 2010 compared to the prior fiscal year and the timing of payments for both the bonus and profit sharing plans. Bonus accruals were higher during fiscal year 2010 as most regions met or exceeded sales and other profit performance targets in fiscal year 2010 whereas achievement of such targets were unusually low in fiscal year 2009. Deferred employee benefits and other long-term liabilities increased for fiscal year 2010 as compared to the prior fiscal year primarily due to an increase in long-term income taxes payable related to uncertain tax positions. Partially offsetting these increases from year to year was a decrease in income taxes payable due to the timing of payments as compared to income tax accruals and the final year-end tax provision entries.

Investing Activities

Net cash used in investing activities decreased $1.2 million to $1.6 million for fiscal year 2010 from $2.8 million for the prior fiscal year due primarily to lower capital expenditures. Capital expenditures during fiscal year 2010 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment and software. Capital expenditures for fiscal year 2009 were higher primarily due to an increased level of purchases of machinery and equipment in support of manufacturing activities, particularly those related to Smart Straw. For fiscal year 2011, we expect to spend approximately $3.9 million for new capital assets largely driven by purchases of machinery and equipment to enhance manufacturing efficiencies, as well as purchases of computer equipment, software and vehicles.

Financing Activities

Net cash used in financing activities decreased $2.3 million to $23.6 million for fiscal year 2010 from $25.9 million for the prior fiscal year due primarily to higher proceeds from the issuance of common stock.

Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, we are authorized to acquire up to $15.0 million of our outstanding shares. During the period from December 8, 2009 through August 31, 2010, we did not purchase any shares under this share buy-back plan.

Dividends

On October 1, 2010, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on October 29, 2010 to shareholders of record on October 14, 2010. This cash dividend reflects an 8% increase in the regular quarterly cash dividend from its previous amount of $0.25 per share. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2010 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Total debt	$21,429	$10,714	$10,715	$—	$—
Interest payments on debt	1,170	975	195	—	—
Operating leases	3,180	1,403	1,387	351	39
Purchase commitments (1)	500	500	—	—	—

	$26,279	$13,592	$12,297	$351	$39

(1)	Represents commitments with manufacturers to purchase finished goods and components specifically in support of innovation initiatives and/or supply chain initiatives.

The following summarizes other commercial commitments as of August 31, 2010:

•

The Company has relationships with various suppliers, or contract manufacturers, who manufacture the Company’s products. Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products produced based on orders and short-term projections, ranging from two to five months, provided to these contract manufacturers. The Company is also obligated to purchase obsolete or slow-moving inventory from its contract manufacturers and has done so in the past under these commitments, the amounts of which have been immaterial.

•

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2011 and 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain. However, the Company has actuarially determined the present value of all future benefit payments to be $0.7 million as of August 31, 2010.

At August 31, 2010, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $3.6 million. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above.

Critical Accounting Policies

Our results of operations and financial condition, as reflected in our consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use historical experience and other relevant factors when developing estimates and assumptions and these estimates and assumptions are continually evaluated. Note 2 to our consolidated financial statements included in Item 15 of this report includes a discussion of significant accounting policies. The accounting policies discussed below are the ones we consider to be most critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results may have varied from those reported had different assumptions been used or other conditions prevailed. Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Revenue Recognition and Sales Incentives

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title have passed. Sales are recorded net of allowances for damaged goods and other sales returns and cash discounts. We must make judgments and certain assumptions in order to determine when delivery has occurred. Through an analysis of end-of-period shipments, we determine an average time of transit of product to our customers, and this is used to estimate the time of delivery. Differences in judgments or estimates related to the lengthening or shortening of the estimated delivery time used could result in material differences in the timing of revenue recognition.

Sales incentives are also recorded as a reduction of sales in our consolidated statements of operations. Sales incentives include on-going trade promotion programs with customers and consumer coupon programs that require us to estimate and accrue the expected costs of such programs. These programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to these sales incentive programs, with the exception of coupon costs, are recorded as a reduction to sales upon delivery of products to customers. Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated.

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2010 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

Allowance for Doubtful Accounts

The preparation of our financial statements requires us to make certain estimates and assumptions related to the collectability of our accounts receivable balances. We specifically analyze historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We review our accounts receivable balances and our assumptions used to determine their collectability on a periodic basis and adjust our allowance for doubtful accounts accordingly on a quarterly basis.

Accounting for Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. We determine whether our foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries. We reassess this determination each reporting period. Changes to this determination may be warranted based on our experience as well as plans regarding future international operations and expected remittances.

Valuation of Goodwill and Indefinite-lived Intangible Assets

The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess possible impairments to goodwill and indefinite-lived intangible assets at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. In performing the annual impairment test of our goodwill and indefinite-lived intangible assets, we consider the new fair value concepts of a market participant and the highest and best use for our intangible assets.

We test for goodwill impairment at the reporting unit level based on a two-step process which is conducted by applying fair value concepts. First, the book value of our net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

We test for impairment of our indefinite-lived intangible assets based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For our indefinite-lived intangible assets, an impairment loss is recognized when the fair value of the asset is less than its carrying amount and is measured as the amount by which the asset’s carrying amount exceeds its fair value.

Events and circumstances that we consider important which could trigger impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the extent or manner to which an acquired asset is being utilized by the Company;

•	Significant negative industry or global economic trends;

•	Significant decline in our stock price for a sustained period;

•	Decreased market capitalization relative to net book value;

•	Unanticipated competitive activities;

•	Loss of key distribution;

•	Change in consumer demand;

•	Loss of key personnel; and

•	Acts by governments and courts.

During the second quarter of fiscal year 2010, we performed our annual impairment test of goodwill. Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2010.

During fiscal year 2009, we recorded impairments to certain of our indefinite-lived intangible assets, all of which were related to brands included in our homecare and cleaning products line, based on the results of our annual or subsequent events and circumstances driven impairment tests. During the second quarter of fiscal year 2009, we determined, while performing our annual impairment tests, that our indefinite-lived intangible asset related to our Carpet Fresh brand was impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, we concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not our homecare and cleaning products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to our other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third and fourth quarters of fiscal year 2009, we reevaluated our indefinite-lived intangible assets and determined that indicators of potential impairment existed due to lower than forecasted sales revenue for several of our homecare and cleaning products, including the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands. As a result, we tested these indefinite-lived intangible assets for impairment for both periods. For the test conducted during the third quarter of fiscal year 2009, we concluded that no impairment existed as of May 31, 2009. For the test conducted during the fourth quarter of fiscal year 2009, we concluded that the intangible assets associated with our Carpet Fresh and X-14 trade names were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009.

Due to the continued sales declines in fiscal year 2009 and the lower level of forecasted sales for the Carpet Fresh and X-14 brands which were caused by a variety of factors, including lost distribution and our strategic decision to focus our research and development resources on our multi-purpose maintenance products, we concluded that these two trade names should no longer be considered to have indefinite lives. As a result, effective August 31, 2009, we changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived intangible assets. We began to amortize the Carpet Fresh and X-14 trade names on a straight-line basis effective on September 1, 2009 based on their estimated remaining useful lives of thirteen and eight years, respectively.

Since the fourth quarter of fiscal year 2009, no impairment of our indefinite-lived intangible assets, which include the Spot Shot, 2000 Flushes and 1001 brands, has been identified or recorded. However, if significant marketing and other initiatives related to these brands are not successful, they could potentially become impaired in the future.

We performed a sensitivity analysis on the significant assumptions and estimates used in the valuation of our indefinite-lived intangible assets related to the Spot Shot, 2000 Flushes and 1001 brands as of August 31, 2010 and determined that a negative change in our significant assumptions and estimates would have resulted in the following potential impairment charges (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

Potential Impairment Charges
Spot Shot
100 basis point decrease in assumed royalty rate	$0.2
25% decrease in forecasted sales revenue	$0.7

2000 Flushes
150 basis point decrease in assumed royalty rate	$0.6
30% decrease in forecasted sales revenue	$0.1

1001
250 basis point decrease in assumed royalty rate	$0.6
50% decrease in forecasted sales revenue	$0.2

Negative changes in assumptions and estimates not included above, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could also result in future impairment.

We will continue to closely monitor events and circumstances that could result in impairment of any of our indefinite-lived intangible assets. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by us in assessing the fair value of our indefinite-lived intangible assets, could result in future impairment charges.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statement disclosures.

In July 2010, the FASB issued updated authoritative guidance related to financing receivables which enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. This updated guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. We have evaluated this updated authoritative guidance, and we do not expect it to impact our consolidated financial statements.

Related Parties

Prior to July 1, 2009, we owned a 30% membership interest in VML. VML made profit distributions to us and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of our contract manufacturers for certain homecare and cleaning products. We entered into a Settlement Agreement and Mutual General Release with VML effective July 1, 2009. As a result, VML is no longer a related party.

We recorded equity losses related to our investment in VML of $0.4 million and $0.6 million for fiscal years 2009 and 2008, respectively, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold that were purchased from VML, net of rebates and equity earnings or losses, were $11.7 million and $21.8 million for fiscal years 2009 and 2008, respectively. Additionally, we received rental income from VML, which was recorded as a component of other income, net in our consolidated statements of operations. Our investment in VML was written off in full as of February 28, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

All of the Company’s international subsidiaries operate in functional currencies other than the U.S. dollar. As a result, the Company is exposed to foreign currency related risk when the financial statements of its international subsidiaries are translated for consolidation purposes from functional currencies to U.S. dollars. This foreign currency risk can affect sales, expenses and profits as well as assets and liabilities that are denominated in currencies in other than the U.S. dollar. The Company does not enter into any hedging activities to mitigate this foreign currency translation risk.

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting cash and intercompany accounts receivable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2010. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $0.9 million.

Interest Rate Risk

As of August 31, 2010, the Company had $21.4 million remaining on an original $75 million, 7.28% fixed-rate term loan. Additionally, in September 2008, the Company entered into an unsecured loan agreement for a credit facility consisting of a $10 million revolving loan, which expires in October 2011. Although currently undrawn, any outstanding borrowings under the new credit facility would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. As a result of the fixed interest rate on the term loan, only the $10 million revolving line of credit is subject to interest rate fluctuations. Any significant increase in the LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the line of credit.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2010 and 2009 and for each of the three fiscal years in the period ended August 31, 2010, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial information for each of the two fiscal years in the period ended August 31, 2010 (in thousands, except per share data):

Quarter Ended:	Net Sales	Gross Profit	Net Income	Diluted Earnings Per Common Share
November 30, 2009	$77,721	$39,913	$9,413	$0.56
February 28, 2010	80,553	42,233	10,677	0.64
May 31, 2010	82,561	42,255	9,117	0.54
August 31, 2010	80,681	40,905	6,888	0.41

	$321,516	$165,306	$36,095	$2.15

November 30, 2008	$83,597	$38,737	$7,685	$0.46
February 28, 2009	61,837	30,645	4,083	0.25
May 31, 2009	68,816	34,995	6,897	0.41
August 31, 2009	77,752	40,156	7,622	0.46

	$292,002	$144,533	$26,287	$1.58

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2010, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2010, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2010, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2010 Annual Meeting of Stockholders on December 14, 2010 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, “Executive Officers of the Registrant.”

The Registrant has a financial reporting code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the financial reporting code of ethics applicable to such persons may be found on the Registrant’s internet website on the Officers and Directors link from the Investors page at www.wd40company.com.

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

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,382,633	(1)	$31.65	(2)	2,353,734
Equity compensation plans not approved by security holders	n/a		n/a		n/a

	1,382,633	(1)	$31.65	(2)	2,353,734

(1)

Includes 1,189,897 securities to be issued upon exercise of outstanding stock options, 168,736 securities to be issued pursuant to outstanding restricted stock units and 24,000 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the target number of PSU shares to be issued upon achievement of the applicable performance measures specified for such PSUs.

(2)

Weighted average exercise price only applies to stock options outstanding of 1,189,897, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
No.		Description

Articles of Incorporation and Bylaws.

3	(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3	(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(m) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10	(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 8, 2007, Appendix A thereto.

10	(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(a) thereto.

10	(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 12, 2010.

10	(d)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(e) thereto.

10	(e)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 10(d) thereto.

10	(f)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant.

10	(g)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(a) thereto.

Exhibit
No.		Description

10	(h)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(b) thereto.

10	(i)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(c) thereto.

10	(j)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(d) thereto.

10	(k)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(e) thereto.

10	(l)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-Q filed April 10, 2006, Exhibit 10(f) thereto.

10	(m)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(m) thereto.

10	(n)	Note Purchase and Private Shelf Agreement dated October 18, 2001 between WD-40 Company and Prudential Insurance Company of America, incorporated by reference from the Registrant’s Form 10-Q filed April 8, 2010, Exhibit 10(a) thereto.

10	(o)	First Amendment/Consent to October 18, 2001 Private Shelf Agreement dated May 30, 2002 between WD-40 Company and Prudential Company of America, incorporated by reference to the Registrant’s Form 10-Q filed April 8, 2010, Exhibit 10(b) thereto.

10	(p)	Loan Agreement dated September 22, 2008 between WD-40 Company and Union Bank of California, N.A., incorporated by reference from the Registrant’s Form 10-Q filed April 8, 2010, Exhibit 10(c) thereto.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm dated October 18, 2010.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 18, 2010

/s/ JOHN C. ADAMS, JR.
JOHN C. ADAMS, JR., Director
Date: October 18, 2010

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 18, 2010

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 18, 2010

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 18, 2010

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 18, 2010

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 18, 2010

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 18, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2010 and August 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, CA

October 18, 2010

i

WD-40 Company

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2010	August 31, 2009
Assets
Current assets:
Cash and cash equivalents	$75,928	$45,956
Trade accounts receivable, less allowance for doubtful accounts of $299 and $694 at August 31, 2010 and 2009, respectively	47,846	48,061
Product held at contract packagers	1,536	1,797
Inventories	13,037	15,858
Current deferred tax assets, net	4,747	4,369
Other current assets	7,314	4,736

Total current assets	150,408	120,777

Property, plant and equipment, net	9,322	10,930
Goodwill	95,235	95,424
Other intangible assets, net	31,272	32,205
Other assets	2,871	3,281

Total assets	$289,108	$262,617

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,943	$12,529
Accrued liabilities	14,382	15,233
Current portion of long-term debt	10,714	10,714
Accrued payroll and related expenses	14,265	7,168
Income taxes payable	1,516	2,570

Total current liabilities	59,820	48,214

Long-term debt	10,715	21,429
Long-term deferred tax liabilities, net	17,414	16,868
Deferred employee benefits and other long-term liabilities	4,635	3,159

Total liabilities	92,584	89,670

Commitments and contingencies (Notes 8, 10 and 15)

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,251,142 and 18,093,879 shares issued at August 31, 2010 and 2009, respectively; and 16,687,644 and 16,530,381 shares outstanding at August 31, 2010 and 2009, respectively	18	18
Additional paid-in capital	93,101	86,729
Retained earnings	157,805	138,367
Accumulated other comprehensive loss	(4,334)	(2,101)
Common stock held in treasury, at cost — 1,563,498 shares at August 31, 2010 and 2009	(50,066)	(50,066)

Total shareholders’ equity	196,524	172,947

Total liabilities and shareholders’ equity	$289,108	$262,617

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2010	2009	2008
Net sales	$321,516	$292,002	$317,118
Cost of products sold (including cost of products acquired from related party of $11,675 and $21,757 for fiscal years 2009 and 2008, respectively)	156,210	147,469	168,848

Gross profit	165,306	144,533	148,270

Operating expenses:
Selling, general and administrative	87,323	78,051	83,800
Advertising and sales promotion	22,061	19,459	19,837
Amortization of definite-lived intangible assets	724	468	597
Impairment of indefinite-lived intangible assets	—	6,710	1,340

Total operating expenses	110,108	104,688	105,574

Income from operations	55,198	39,845	42,696

Other income (expense):
Interest income	174	428	1,602
Interest expense	(1,726)	(2,492)	(3,281)
Other (expense) income, net	(89)	543	982

Income before income taxes	53,557	38,324	41,999
Provision for income taxes	17,462	12,037	14,377

Net income	$36,095	$26,287	$27,622

Earnings per common share:
Basic	$2.17	$1.59	$1.66

Diluted	$2.15	$1.58	$1.64

Shares used in per share calculations:
Basic	16,606	16,503	16,638

Diluted	16,725	16,656	16,815

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at August 31, 2007	17,883,299	$18	$74,836	$118,260	$7,504	1,034,698	$(32,346)	$168,272
Issuance of common stock upon exercises of stock options	158,416		4,208					4,208
Stock-based compensation			2,277					2,277
Tax benefit from exercises of stock options, net of impact of post-vesting expirations of stock options			330					330
Amortization of unearned stock-based compensation related to restricted stock			121					121
Cash dividends ($1.00 per share)				(16,691)				(16,691)
Acquisition of treasury stock						528,800	(17,720)	(17,720)
Cumulative effect of adopting new accounting guidance related to uncertain tax positions				(564)				(564)
Foreign currency translation adjustment, net of tax benefit of $12					(4,827)			(4,827)	$(4,827)
Issuance of restricted stock units to settle supplemental employee retirement plan obligations			875		89			964	89
Net income				27,622				27,622	27,622

Balance at August 31, 2008	18,041,715	18	82,647	128,627	2,766	1,563,498	(50,066)	163,992	$22,884

Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	52,164		1,296					1,296
Stock-based compensation			2,612					2,612
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares			98					98
Amortization of unearned stock-based compensation related to restricted stock			76					76
Cash dividends ($1.00 per share)				(16,547)				(16,547)
Foreign currency translation adjustment, net of tax provision of $16					(4,867)			(4,867)	$(4,867)
Net income				26,287				26,287	26,287

Balance at August 31, 2009	18,093,879	18	86,729	138,367	(2,101)	1,563,498	(50,066)	172,947	$21,420

Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	157,263		3,261					3,261
Stock-based compensation			2,864					2,864
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares, net of impact of post-vesting expirations of stock options			247					247
Cash dividends ($1.00 per share)				(16,657)				(16,657)
Foreign currency translation adjustment, net of tax provision of $37					(2,233)			(2,233)	$(2,233)
Net income				36,095				36,095	36,095

Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524	$33,862

The accompanying notes are an integral part of these consolidated financial statements.

WD-40 Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended August 31,
	2010	2009	2008
Operating activities:
Net income	$36,095	$26,287	$27,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,248	3,727	3,827
Impairment of indefinite-lived intangible assets	—	6,710	1,340
Net gains on sales and disposals of property and equipment	(43)	(17)	(41)
Deferred income taxes	(152)	(266)	911
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(224)	(101)	(294)
Stock-based compensation	2,864	2,688	2,398
Unrealized foreign currency exchange losses (gains), net	931	(696)	(1,697)
Provision for bad debts	103	500	782
Equity losses from related party	—	435	580
Changes in assets and liabilities:
Trade accounts receivable	(1,723)	(1,349)	(4,062)
Product held at contract packagers	265	632	(969)
Inventories	2,702	2,034	(5,375)
Other assets	(2,738)	(1,643)	(281)
Accounts payable and accrued expenses and liabilities	12,967	(6,669)	1,085
Accounts payable to related party	—	547	959
Income taxes payable	(346)	1,732	1,571
Deferred employee benefits and other long-term liabilities	1,475	77	1,346

Net cash provided by operating activities	56,424	34,628	29,702

Investing activities:
Capital expenditures	(1,769)	(3,008)	(5,752)
Proceeds from sales of property and equipment	216	255	215
Purchases of marketable securities	—	—	(76,175)
Proceeds from sales of marketable securities	—	—	76,175

Net cash used in investing activities	(1,553)	(2,753)	(5,537)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)	(10,714)
Dividends paid	(16,657)	(16,547)	(16,691)
Proceeds from issuance of common stock	3,572	1,296	4,208
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	224	101	294
Treasury stock purchases	—	—	(17,720)

Net cash used in financing activities	(23,575)	(25,864)	(40,623)

Effect of exchange rate changes on cash and cash equivalents	(1,324)	(2,038)	(2,637)

Net increase (decrease) in cash and cash equivalents	29,972	3,973	(19,095)
Cash and cash equivalents at beginning of period	45,956	41,983	61,078

Cash and cash equivalents at end of period	$75,928	$45,956	$41,983

Supplemental cash flow information:
Cash paid for:
Interest	$1,767	$2,697	$3,507

Income taxes, net of tax refunds received	$18,948	$9,818	$9,867

The accompanying notes are an integral part of these consolidated financial statements.

v

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. Historically, the Company has marketed two multi-purpose maintenance product brands, WD-40® and 3-IN-ONE® Oil. In December 2009, the Company launched and began shipping in the U.S. a third multi-purpose maintenance product brand, BLUE WORKS™, which is targeted at the industrial channel. The Company also markets the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores and its affiliates worldwide accounted for approximately 9 percent of the Company’s consolidated net sales in fiscal year 2010 and approximately 10 percent of the Company’s consolidated net sales in each of fiscal years 2009 and 2008. Accounts receivable from Wal-Mart stores and its affiliates worldwide accounted for approximately 9 percent of the Company’s consolidated accounts receivable balances at August 31, 2010 and 2009.

Supplier Risk

The Company relies on a limited number of suppliers, including sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company works with secondary suppliers to qualify additional supply sources. To date, the Company has been able to obtain adequate supplies of these materials which are used in the production of its multipurpose maintenance products and homecare and cleaning products in a timely manner from existing sources.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Marketable Securities

Historically, the Company has invested in interest-bearing short-term investments, some of which consisted of investment-grade auction rate securities classified as available-for-sale and reported at fair value. Although these investments generally had stated maturities of 13 months to 30 years, this type of investment was designed to provide liquidity through an auction process that reset the applicable interest rates at predetermined periods ranging from 7 to 35 days. This reset mechanism was intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par value. The Company liquidated the last of its investment-grade auction rate securities at par value through successful auctions in May 2008. As of August 31, 2010 and 2009, the Company did not hold any auction rate securities or other short-term investments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectable. Trade accounts receivable are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Changes in the allowance for doubtful accounts are summarized below (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Fiscal year ended August 31, 2008	$369	$782	$665	$486

Fiscal year ended August 31, 2009	$486	$500	$292	$694

Fiscal year ended August 31, 2010	$694	$103	$498	$299

*	Represents the net amount of write-offs against the allowance and recoveries of doubtful accounts.

Product Held at Contract Packagers

The manufacturing of the Company’s products is outsourced to contract packagers. These contract packagers package products to the Company’s specifications and, upon order from the Company, ship ready-to-sell inventory to the Company’s customers. The Company transfers certain raw materials and components to these contract packagers for use in the manufacturing process. Contract packagers are obligated to pay the Company for these raw materials and components upon receipt. Amounts receivable from the contract packagers as of the balance sheet date related to transfers of raw materials and components by the Company to its contract packagers are reported as product held at contract packagers in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are stated at the lower of cost (as determined based on the average cost method) or market. When necessary, the Company provides for an allowance to adjust the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose of such inventory. Appropriate consideration is given by the Company to obsolescence, excessive inventory levels, product deterioration and other factors when evaluating net realizable value for the purposes of determining the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.1 million for fiscal year 2010 and $2.8 million for each of fiscal years 2009 and 2008. These amounts include factory depreciation expense recognized as cost of products sold totaling $1.5 million, $1.3 million and $0.9 million for fiscal years 2010, 2009 and 2008, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. No such costs were incurred or capitalized in fiscal year 2010. The Company capitalized $0.2 million and $0.1 million in fiscal years 2009 and 2008, respectively. Capitalized software costs are included in property, plant and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $0.1 million, $0.2 million and $0.3 million in fiscal years 2010, 2009 and 2008, respectively.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. Indefinite-lived intangible assets consist of certain trade names. The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company assesses possible impairments to goodwill and indefinite-lived intangible assets at least annually during its second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. In performing the annual impairment test of its goodwill and indefinite-lived intangible assets, the Company considers the new fair value concepts of a market participant and the highest and best use for its intangible assets.

The Company tests for goodwill impairment at the reporting unit level based on a two-step process which is conducted by applying fair value concepts. First, the book value of the Company’s net assets is compared to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company tests for impairment of indefinite-lived intangible assets based on a discounted future cash flows approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates.

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

Long-lived Assets

The Company’s long-lived assets consist of property, plant and equipment and definite-lived intangible assets, which include certain trade names and non-contractual customer relationships. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Although no material impairments to its long-lived assets have been identified by the Company during fiscal years 2010, 2009 or 2008, the Company recorded impairments to its Carpet Fresh and X-14 trade names prior to their reclassification from indefinite-lived to definite-lived intangible assets on August 31, 2009. See Note 3 —Goodwill and Other Intangible Assets for details.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, foreign currency exchange contracts and debt. Periodically, the Company’s financial instruments may also include short-term investments, although the Company did not hold such instruments at August 31, 2010 or 2009. The carrying amounts of these financial instruments, with the exception of debt, approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include money market accounts, time deposits and, periodically, marketable securities. The Company’s trade accounts receivable are derived from customers located in North America, South America, Asia-Pacific and Europe. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2010 and 2009.

Revenue Recognition and Sales Incentives

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title have passed. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

The Company records sales incentives as a reduction of sales in its consolidated statements of operations. The Company offers on-going trade promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs for such programs. Programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated.

Cost of Products Sold

Cost of products sold primarily includes the cost of products manufactured on the Company’s behalf by its third-party contract packagers, net of volume and other rebates. Cost of products sold also includes the costs to manufacture WD-40 concentrate, which include direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials; and depreciation of machinery and equipment used in the manufacturing process.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to selling the Company’s products, such as the cost of the sales force and related sales and broker commissions; shipping and handling costs paid to third-party companies to distribute finished goods from the Company’s third-party contract packagers to its customers; other general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and other employee-related costs to support marketing, human resources, finance, supply chain, information technology and research and development activities.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Shipping and handling costs were $13.6 million, $13.3 million and $18.1 million for fiscal years 2010, 2009 and 2008, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs.

x

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development

The Company is involved in research and development efforts that include the continual development or innovation of new products and the improvement or renovation of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $5.3 million, $4.8 million and $3.6 million in fiscal years 2010, 2009 and 2008, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

U.S. federal income tax expense is provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. U.S. federal income taxes and foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely based on the capital needs of the foreign subsidiaries and reassesses this determination each reporting period. Changes to the Company’s determination may be warranted based on the Company’s experience as well as its plans regarding future international operations and expected remittances.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during each reporting period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. Foreign currency transaction losses, net were $0.1 million, $0.5 million and $0.8 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting cash and intercompany accounts receivable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At August 31, 2010, the Company had $9.2 million of foreign currency forward contracts outstanding which mature from September 2010 through December 2010. Unrealized net gains and losses related to foreign currency forward contracts were not material at August 31, 2010 and 2009. Realized net losses related to foreign currency forward contracts were $0.3 million, $0.6 million and $0.8 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

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

Stock-based Compensation

The Company accounts for stock-based awards exchanged for employee and non-employee director services in accordance with the authoritative guidance for share-based payments. Under such guidance, stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of stock options is determined using a Black-Scholes option pricing model. The fair value of stock unit awards is based on the fair value of the Company’s common stock on the date that the stock unit award is granted. For those stock unit awards that have performance-based conditions, the Company adjusts the compensation expense over the service period based upon the expected achievement of the performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock options or stock unit awards are granted and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2010, the Company determined that it does have a pool of windfall tax benefits.

The Company classifies cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based equity awards, or excess tax benefits, as cash inflows from financing activities and cash outflows from operating activities.

Segment Information

The Company discloses certain information about its business segments, which are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical locations. In addition, management assesses and reports on revenue based on product lines.

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

Effective September 1, 2009, the Company adopted the authoritative guidance for fair value measurements issued by the FASB for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted the authoritative guidance applicable for determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption and retrospective application of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective March 1, 2010, the Company adopted the provisions of the updated authoritative guidance related to fair value measurements and disclosures which requires certain new disclosures and clarifies existing disclosure requirements about fair value measurements. Specifically, the Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for such transfers. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statement disclosures.

Recently Issued Accounting Standards

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

In July 2010, the FASB issued updated authoritative guidance related to financing receivables which enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. This updated guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has evaluated this updated authoritative guidance, and it does not expect it to impact its consolidated financial statements disclosures.

Note 3. Goodwill and Other Intangible Assets

During the second quarter of fiscal year 2010, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets. Based on the results of the annual goodwill impairment test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2010. In addition, the Company determined based on the results of the annual indefinite-lived intangible assets impairment test that none of its indefinite-lived intangible assets, which include the Spot Shot, 2000 Flushes and 1001 brands, were impaired as of February 28, 2010. Based on the quarterly evaluations of goodwill and indefinite-lived intangible assets that the Company conducted as of the end of its third and fourth quarters of fiscal year 2010, no triggering events or circumstances existed that indicated impairment of either its goodwill or any of its indefinite-lived intangible assets.

During fiscal year 2009, the Company recorded impairments to certain of its indefinite-lived intangible assets, all of which were related to brands included in its homecare and cleaning products line, based on the results of its annual or subsequent events and circumstances driven impairment tests. During the second quarter of fiscal year 2009, the Company determined, while performing its annual impairment tests, that its indefinite-lived intangible asset related to its Carpet Fresh brand was impaired as of February 28, 2009. Due to the declines in profit margin and forecasted sales revenue for the Carpet Fresh brand, both of which occurred during the second quarter of fiscal year 2009, the Company concluded that the Carpet Fresh trade name was impaired by $2.8 million as of February 28, 2009. The decline in forecasted sales revenue for the Carpet Fresh brand resulted from the Company’s strategic decision to focus its research and development resources on its multi-purpose maintenance products and not its homecare and cleaning products, the loss of distribution with a significant U.S. mass retail customer and assumed lower future foreign currency exchange rates in the U.K. and Australia. While some of these factors also impacted the indefinite-lived intangible assets related to the Company’s other homecare and cleaning product brands, they did not result in impairment to any of such other indefinite-lived intangible assets as of February 28, 2009.

During the third and fourth quarters of fiscal year 2009, the Company reevaluated its indefinite-lived intangible assets and determined that indicators of potential impairment existed due to lower than forecasted sales revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for several of its homecare and cleaning products, including the Carpet Fresh, X-14, Spot Shot and 2000 Flushes brands. As a result, the Company tested these indefinite-lived intangible assets for impairment for both periods. For the test conducted during the third quarter of fiscal year 2009, the Company concluded that no impairment existed as of May 31, 2009. For the test conducted during the fourth quarter of fiscal year 2009, the Company concluded that the intangible assets associated with its Carpet Fresh and X-14 trade names were impaired by $3.3 million and $0.6 million, respectively, as of August 31, 2009.

Due to the continued sales declines in fiscal year 2009 and the lower level of forecasted sales for the Carpet Fresh and X-14 brands which were caused by a variety of factors, including lost distribution and the Company’s strategic decision to focus its research and development resources on its multi-purpose maintenance products, the Company concluded that these two trade names should no longer be considered to have indefinite lives. As a result, effective August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived intangible assets. The Company began to amortize the Carpet Fresh and X-14 trade names on a straight-line basis effective on September 1, 2009 based on their estimated remaining useful lives of thirteen and eight years, respectively.

The Company performed a sensitivity analysis on the significant assumptions and estimates used in the valuation of its indefinite-lived intangible assets related to the Spot Shot, 2000 Flushes and 1001 brands as of August 31, 2010 and determined that a negative change in its significant assumptions and estimates would have resulted in the following potential impairment charges (the approximate impact of the change in each significant assumption and estimate assumes all other assumptions and estimates remain constant; in millions, except percentages):

Potential Impairment Charges
Spot Shot
100 basis point decrease in assumed royalty rate	$0.2
25% decrease in forecasted sales revenue	$0.7

2000 Flushes
150 basis point decrease in assumed royalty rate	$0.6
30% decrease in forecasted sales revenue	$0.1

1001
250 basis point decrease in assumed royalty rate	$0.6
50% decrease in forecasted sales revenue	$0.2

Negative changes in assumptions and estimates not included above, such as advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, development of new and/or alternative distribution channels, tax rates and terminal growth values, could also result in future impairment.

The Company will continue to closely monitor events and circumstances that could result in impairment of any of its indefinite-lived intangible assets. It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the assumptions and estimates made by the Company in assessing the fair value of its indefinite-lived intangible assets, could result in future impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

Changes in the carrying amounts of goodwill by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$85,637	$9,059	$1,213	$95,909
Translation adjustments	(67)	(418)	—	(485)

Balance as of August 31, 2009	85,570	8,641	1,213	95,424
Translation adjustments	(24)	(162)	(3)	(189)

Balance as of August 31, 2010	$85,546	$8,479	$1,210	$95,235

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Prior to August 31, 2009, indefinite-lived intangible assets, which are not being amortized, consisted of the Carpet Fresh, X-14, 2000 Flushes, Spot Shot and 1001 trade names. At August 31, 2009, the Company changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. As a result, indefinite-lived intangible assets consisted of the 2000 Flushes, Spot Shot and 1001 brands at August 31, 2010 and 2009. Indefinite-lived intangible assets are included in other intangible assets, net in the Company’s consolidated balance sheets. Changes in the carrying amounts of indefinite-lived intangible assets by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$34,360	$3,693	$—	$38,053
Impairment charges	(6,710)	—	—	(6,710)
Translation adjustments	—	(389)	—	(389)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	(3,150)	—	—	(3,150)

Balance as of August 31, 2009	24,500	3,304	—	27,804
Translation adjustments	—	(155)	—	(155)

Balance as of August 31, 2010	$24,500	$3,149	$—	$27,649

Definite-lived Intangible Assets

Prior to August 31, 2009, the Company’s definite-lived intangible assets consisted of certain non-contractual customer relationships from the acquisition of the 1001 line of products during fiscal year 2004 that is being amortized on a straight-line basis over its estimated useful life of eight years. At August 31, 2009, the Company changed the classification of its Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived. Thus, beginning September 1, 2009, the Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. Definite-lived intangible assets are included in other intangible assets, net in the Company’s consolidated balance sheets. The following tables summarize the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31,
	2010	2009
Gross carrying amount	$6,842	$3,873
Accumulated amortization	(3,219)	(2,622)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	—	3,150

Net carrying amount	$3,623	$4,401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying amounts of the definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2008	$—	$1,939	$—	$1,939
Amortization expense	—	(468)	—	(468)
Translation adjustments	—	(220)	—	(220)
Trade names changed from indefinite-lived to definite-lived at August 31, 2009	3,150	—	—	3,150

Balance as of August 31, 2009	3,150	1,251	—	4,401
Amortization expense	(258)	(466)	—	(724)
Translation adjustments	—	(54)	—	(54)

Balance as of August 31, 2010	$2,892	$731	$—	$3,623

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

Fiscal year ending August 31,	Non-Contractual Customer Relationships	Trade Names
2011	$462	$258
2012	269	258
2013	—	258
2014	—	258
2015	—	258
Thereafter	—	1,602

	$731	$2,892

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Significant Other Observable Inputs (Level 2)
	August 31, 2010	August 31, 2009
Assets:
Money market funds	$24,362	$7,687

Money market funds are highly liquid investments classified as cash equivalents in the Company’s consolidated balance sheets at August 31, 2010 and 2009. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended August 31, 2010.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt, including current maturities, was $22.4 million and $33.8 million at August 31, 2010 and 2009, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

Effective September 1, 2009, the Company adopted enhanced measurement and disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of August 31, 2010.

Note 5. Balance Sheet Details (in thousands):

The consolidated balance sheet details are summarized below (in thousands):

	August 31, 2010	August 31, 2009
Inventories:
Raw materials and components	$1,811	$3,222
Work-in-process	979	1,156
Finished goods	10,247	11,480

Total	$13,037	$15,858

Other current assets:
Prepaids and other current assets	$4,717	$4,736
Federal and state income taxes receivable	2,597	—

Total	$7,314	$4,736

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,162	$12,458
Buildings and improvements	4,416	4,450
Computer and office equipment	3,075	2,835
Software	4,011	3,862
Furniture and fixtures	1,092	1,084
Land	542	551

Subtotal	25,298	25,240
Less: accumulated depreciation and amortization	(15,976)	(14,310)

Total	$9,322	$10,930

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,940	$8,958
Accrued professional services fees	1,160	1,266
Accrued other taxes	914	899
Accrued sales taxes	797	724
Other	2,571	3,386

Total	$14,382	$15,233

Accrued payroll and related expenses:
Accrued bonuses	$8,333	$2,703
Accrued payroll	2,020	1,666
Accrued profit sharing	2,051	1,533
Accrued payroll taxes	1,388	941
Other	473	325

Total	$14,265	$7,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	August 31, 2010	August 31, 2009
Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$705	$770
Other income taxes payable	3,846	2,356
Other	84	33

Total	$4,635	$3,159

Note 6. Share Repurchase Plans

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, the Company is authorized to acquire up to $15.0 million of its outstanding shares. During the period from December 8, 2009 through August 31, 2010, the Company did not purchase any shares under this share buy-back plan.

In addition, the Company’s Board of Directors approved a share buy-back plan in March 2007, authorizing the Company to acquire up to $35.0 million of its outstanding shares. The Company completed the share buy-back plan by acquiring 1,028,800 shares at a total cost of $35.0 million, of which 528,800 shares were acquired during the fiscal year ended August 31, 2008 at a cost of $17.7 million.

Note 7. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008
Net income	$36,095	$26,287	$27,622
Less: Net income allocated to participating securities	(120)	—	—

Net income available to common shareholders	$35,975	$26,287	$27,622

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008
Weighted-average common shares outstanding, basic	16,606	16,503	16,638
Weighted-average dilutive securities	119	153	177

Weighted-average common shares outstanding, diluted	16,725	16,656	16,815

For the fiscal years ended August 31, 2010, 2009 and 2008, weighted-average stock options outstanding to purchase 600,814, 938,792 and 457,778 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the respective fiscal year.

Additionally, for the fiscal year ended August 31, 2008, 107,085 weighted-average stock options outstanding were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. These stock options were anti-dilutive since the number of shares to be repurchased using the assumed proceeds would be in excess of the number of shares to be issued upon exercise of such stock options. The assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

proceeds are comprised of (i) amounts option holders must pay for exercising stock options, (ii) the amount of compensation costs for future services that the Company has not yet recognized as expense, and (iii) the amount of tax benefits that would be recorded in additional paid-in capital upon exercise of the stock options. For the fiscal years ended August 31, 2010 and 2009, there were no additional anti-dilutive weighted-average stock options outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 8. Debt

Debt is comprised of the following:

	August 31,
	2010	2009
Total debt	$21,429	$32,143
Less: current portion	(10,714)	(10,714)

	$10,715	$21,429

As of August 31, 2010, the Company had $21.4 million remaining on an original $75 million, 7.28% fixed-rate term loan financed through Prudential Capital. The $75 million term loan, which originated in October 2001, has a 10-year term and required interest-only payments for the first three years.

The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio greater than 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The Company is also limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization of 2.25 to 1.00. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the aforementioned share buy-back plan completed during the fiscal year ended August 31, 2008, the Company’s debt covenants related to its fixed-rate term loan were revised. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $35 million, plus 75% of consolidated net income for each fiscal quarter beginning March 1, 2007.

The Company is in compliance with all debt covenants as required by the term loan agreement.

The aggregate maturities of the remaining fixed-rate term loan are as follows:

Fiscal year ending August 31,
2011	$10,714
2012	10,715

$21,429

In September 2008, the Company entered into an unsecured loan agreement (the “Agreement”) with Union Bank of California, N.A. (the “Bank”). The credit facility under the Agreement consists of a $10 million revolving loan (the “Revolving Loan”) which was undrawn as of August 31, 2010. The proceeds of the Revolving Loan will be used for the Company’s general working capital purposes. The Company may borrow, repay and re-borrow all or part of the Revolving Loan in amounts of not less than $100,000. Under the terms of the Agreement, outstanding borrowings under the Revolving Loan would accrue interest at either LIBOR plus 1.0 percent or the Bank’s variable interest rate, as selected by the Company. The Revolving Loan expires in October 2011, at which time all unpaid principal and interest of the Revolving Loan will be due and payable.

Note 9. Related Parties

Prior to July 1, 2009, the Company owned a 30% membership interest in VML Company L.L.C. (“VML”). VML made profit distributions to the Company and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of the Company’s contract manufacturers for certain homecare and cleaning products. The Company entered into a Settlement Agreement and Mutual General Release with VML, effective July 1, 2009. As a result, VML is no longer a related party.

The Company recorded equity losses related to its investment in VML of $0.4 million and $0.6 million for the fiscal years ended August 31, 2009 and 2008, respectively, which were recorded as a component of cost of products sold, as VML acted primarily as a contract manufacturer to the Company. Cost of products sold that were purchased from VML, net of rebates and equity earnings or losses, were $11.7 million and $21.8 million for the fiscal years ended August 31, 2009 and 2008, respectively. Additionally, the Company received rental income from VML, which was recorded as a component of other income, net in the Company’s consolidated statements of operations. The Company’s investment in VML was written off in full as of February 28, 2009.

Note 10. Commitments and Contingencies

The Company was committed under certain non-cancelable operating leases at August 31, 2010 which provide for the following future fiscal year minimum payments (in thousands):

	2011	2012	2013	2014	2015	Thereafter
Operating leases	$1,403	$888	$499	$209	$142	$39

Rent expense was $1.4 million for the fiscal year ended August 31, 2010 and $1.5 million for each of the fiscal years ended August 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products produced based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. The Company is also obligated to purchase obsolete or slow-moving inventory from its contract manufacturers and has done so in the past under these commitments, the amounts of which have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2010, such commitments totaled approximately $0.5 million.

The Company provides fixed retirement benefits to certain of its key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees of approximately $0.1 million in each of fiscal years 2011 and 2012. Benefits payable to current employees vest upon retirement. As a result, the timing of payments and the total annual benefit payment amounts beyond fiscal year 2012 are uncertain.

However, the Company has actuarially determined the present value of all future benefit payments to be $0.7 million as of August 31, 2010.

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

On October 3, 2010, a legal action was filed against the Company in United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss with respect to this claim.

On June 18, 2010, a legal action was filed against the Company in the Superior Court of California in the County of Orange (Andrea Burns v. WD-40 Company). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. This action is substantively similar to the Drimmer v. WD-40 Company case that was filed by the same plaintiff law firm in April 2006 in the United States District Court, Southern District of California. In August 2008, the Company defeated class certification in that case, a decision that was upheld by the Ninth Circuit Court of Appeals in September 2009, and the case was dismissed with prejudice in March 2010. As in the Drimmer case, the Company intends to vigorously defend against the Burns case. If, however, class action certification is granted in the Burns case, it is reasonably possible that the outcome could have a material adverse effect on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated financial position, results of operations and cash flows. There is not sufficient information available at this time to determine the likelihood that class certification will be granted or the extent of possible loss if class certification is granted.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2010.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008
Current:
Federal	$10,062	$6,566	$7,856
State	1,216	1,381	1,243
Foreign	4,524	4,160	3,646

Total current	15,802	12,107	12,745

Deferred:
United States	1,675	48	1,570
Foreign	(15)	(118)	62

Total deferred	1,660	(70)	1,632

	$17,462	$12,037	$14,377

Income before income taxes included $15.7 million, $13.7 million and $12.3 million related to foreign operations for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

Deferred tax assets and deferred tax liabilities were comprised of the following (in thousands):

	August 31,
	2010	2009
Deferred tax assets:
Accrued payroll and related expenses	$3,030	$1,296
State income taxes paid	809	646
Accounts receivable	453	621
Accounts payable and accrued liabilities	2,431	2,716
Deferred employee benefits and other long-term liabilities	260	284
Stock-based compensation expense	2,721	2,193
Net operating loss	137	262
Uniform capitalization	539	20
Valuation allowance	(58)	(184)
Other	1,230	954

Total deferred tax assets	11,552	8,808

Deferred tax liabilities:
Property, plant and equipment, net	(997)	(1,285)
Amortization of tax goodwill and intangible assets	(21,295)	(18,657)
Investment in low income housing partnerships	(647)	(716)
Investment in VML partnership	(1,140)	(545)
Other	(140)	(104)

Total deferred tax liabilities	(24,219)	(21,307)

Net deferred tax liabilities	$(12,667)	$(12,499)

As of August 31, 2010, the Company had foreign and state net operating loss (“NOL”) carryforwards of approximately $0.2 million and $2.3 million, respectively, which begin to expire in fiscal years 2013 and 2014. The foreign net operating loss created a deferred tax asset of approximately $0.1 million. Utilization of this deferred tax asset is dependent upon the generation of future taxable income in this jurisdiction. At this time, management has concluded that it is not “more likely than not” that this will occur, and accordingly, has recorded a valuation allowance against this deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008
Amount computed at U.S. statutory federal tax rate	$18,745	$13,413	$14,700
State income taxes, net of federal tax benefits	882	912	1,247
Effect of foreign operations	(1,230)	(994)	(833)
Benefit from qualified domestic production deduction	(633)	(444)	(502)
Revaluation of deferred tax liabilities due to state law change	(5)	(516)	—
Low income housing and research and experimentation credits	—	(143)	(28)
Benefit from municipal bond interest	—	—	(192)
Other	(297)	(191)	(15)

	$17,462	$12,037	$14,377

As of August 31, 2010, the Company had not provided for U.S. income taxes and foreign withholding taxes on $52.7 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the U.S. The amount of unrecognized deferred U.S. income tax liability, net of unrecognized foreign tax credits, was $3.5 million as of August 31, 2010. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

Effective September 1, 2007, the Company changed its method of accounting for income taxes in accordance with the authoritative guidance for income taxes issued in July 2006, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. In accordance with this authoritative guidance for income taxes, the impact of an uncertain income tax position must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty percent likelihood of being sustained. Additionally, this authoritative guidance for income taxes provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adoption resulted in a decrease of $0.6 million to the September 1, 2007 balance of retained earnings.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended August 31,
	2010	2009
Unrecognized tax benefits – beginning of fiscal year	$1,987	$1,696
Gross decreases – tax positions in prior periods	—	(46)
Gross increases – current period tax positions	1,823	554
Expirations of statute of limitations for assessment	(166)	(217)
Settlements	(44)	—

Unrecognized tax benefits – end of fiscal year	$3,600	$1,987

As of August 31, 2010 and 2009, the total amount of unrecognized tax benefits was $3.6 million and $2.0 million, respectively, of which $1.1 million would affect the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of August 31, 2010 and 2009, the total balance of accrued interest related to uncertain tax positions was $0.2 million and $0.4 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. For the fiscal year ended August 31, 2010, income tax expense includes a benefit of $0.1 million for the net reduction of interest. For the fiscal year ended August 31, 2009, the Company did not recognize any interest or penalty expense. For the fiscal year ended August 31, 2008, income tax expense included $0.1 million of interest.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company concluded the audit of its fiscal year 2008 federal income tax return with the U.S. Internal Revenue Service during the fourth quarter of the fiscal year ended August 31, 2010. The resulting settlement did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended August 31, 2010. Due to expired statutes, years prior to fiscal year 2007 are not subject to examination. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2006 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2005 through 2008. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 12. Stock-based Compensation

In December 2007, the Company’s shareholders approved the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), effective as of December 11, 2007 (“Effective Date”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”) and other stock-based awards to employees, directors and consultants. As a result of the adoption of the 2007 Plan, no further awards have been or will be granted from the prior WD-40 Company 1990 Incentive Stock Option Plan (“1990 Incentive Stock Option Plan”) or the prior WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (“Director Stock Plan”) (collectively, the “Prior Plans”) subsequent to the Effective Date. The number of shares initially authorized for issuance pursuant to grants of awards under the 2007 Plan was 2,250,000 shares plus any shares remaining available for issuance pursuant to grants of awards under the Prior Plans, for a total initial pool of shares of common stock available for issuance pursuant to grants of awards under the 2007 Plan of 2,957,830. As of August 31, 2010, 2,353,734 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. Awards under the 2007 Plan or the Prior Plans that expire or are cancelled, forfeited, settled in cash or otherwise settled without the delivery of shares return to the pool available for issuance pursuant to grants of awards under the 2007 Plan. Awards of stock options or stock appreciation rights are counted as one share, and awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards are counted as three shares, for purposes of computing the number of shares authorized and available for issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the exercise of stock options or the issuance of restricted stock under the Prior Plans and, to date, has continued to issue new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan and the Prior Plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The terms of the 2007 Plan provide for the granting of stock options at an exercise price of not less than 100 percent of the fair market value of the stock at the date of grant. All other forms of stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. Stock options outstanding under the 1990 Incentive Stock Option Plan were granted with immediate vesting, vesting after one year and vesting over a period of three years. RSUs outstanding under the 2007 Plan were granted with immediate vesting and vesting over a period of three years. PSUs outstanding under the 2007 Plan were granted with vesting following a two-year performance measurement period.

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

Vesting of the PSUs granted to certain executive officers follows a performance measurement period of two full fiscal years ending as of the Company’s fiscal year end for the first full fiscal year following the date of grant (the “Measurement Year”). Shares will be issued pursuant to the vested PSUs following the conclusion of the Measurement Year after the Committee’s certification of achievement of the performance measures for such PSUs and the vesting of the PSUs and the applicable percentage of the target number of PSU shares to be issued. These executive officer PSU holders are not entitled to receive dividend equivalents with respect to their PSUs.

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.9 million, $2.7 million and $2.4 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.9 million, $0.8 million and $0.7 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

Stock Options

No stock option awards were granted by the Company during the fiscal years ended August 31, 2010 and 2009. The estimated fair value of each of the Company’s stock option awards granted in prior fiscal years was determined on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for stock option grants during the fiscal year ended August 31, 2008:

Expected option term (in years)	5.00
Expected volatility of common stock	25.17%
Risk-free interest rate	4.34%
Expected dividend yield	2.78%

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

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share data):

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term per Share (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2007		1,238,574	$28.91
Options granted		337,340	$36.03
Options exercised		(158,416)	$26.56
Options forfeited or expired		(12,785)	$30.94

Options outstanding at August 31, 2008		1,404,713	$30.86
Options exercisable at August 31, 2008	831,918		$28.02

Options granted		—
Options exercised		(51,422)	$25.20
Options forfeited or expired		(4,287)	$36.01

Options outstanding at August 31, 2009		1,349,004	$31.06
Options exercisable at August 31, 2009	1,044,658		$29.62

Options granted		—
Options exercised		(139,979)	$25.52
Options forfeited or expired		(19,128)	$35.22

Options outstanding at August 31, 2010		1,189,897	$31.65	5.06	$4,666

Options exercisable at August 31, 2010	1,081,914		$31.21	4.86	$4,666

The Company’s determination of fair value is affected by its stock price as well as a number of assumptions that require judgment. The weighted-average fair value of all options granted during the fiscal year ended August 31, 2008, estimated as of the grant date using the Black-Scholes option pricing model, was $7.53 per option. The total intrinsic value of options exercised was $1.3 million, $0.5 million and $1.7 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

As of August 31, 2010, there was $0.1 million of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.1 year.

Cash received from stock option exercises for the fiscal years ended August 31, 2010, 2009 and 2008 was $3.6 million, $1.3 million and $4.2 million, respectively. The income tax benefits from stock option exercises totaled $0.3 million, $0.1 million and $0.4 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

The estimated fair value of each of the Company’s RSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant for those RSUs which are entitled to receive dividend equivalents with respect to the RSUs, or based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for those RSUs which are not entitled to receive dividend equivalents with respect to the RSUs.

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share data):

		Number of Shares	Aggregate Intrinsic Value
Restricted stock units outstanding at August 31, 2007		—
RSUs granted		35,641
RSUs converted to common shares		—
RSUs forfeited		—

Restricted stock units outstanding at August 31, 2008		35,641
Restricted stock units vested at August 31, 2008	9,902

RSUs granted		92,515
RSUs converted to common shares		(742)
RSUs forfeited		(200)

Restricted stock units outstanding at August 31, 2009		127,214
Restricted stock units vested at August 31, 2009	31,173

RSUs granted		69,229
RSUs converted to common shares		(26,673)
RSUs forfeited		(1,034)

Restricted stock units outstanding at August 31, 2010		168,736	$5,934

Restricted stock units vested at August 31, 2010	49,983		$1,758

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2010, 2009 and 2008 was $32.14, $29.87 and $35.77, respectively. The total intrinsic value of all RSUs converted to common shares was $0.9 million and $20.8 thousand for the fiscal years ended August 31, 2010 and 2009, respectively.

As of August 31, 2010, there was $2.1 million of unamortized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

No cash was received upon the conversion of RSUs to common shares for the fiscal years ended August 31, 2010 and 2009. The income tax benefits from RSUs converted to common shares totaled $0.3 million and $7.8 thousand for the fiscal years ended August 31, 2010 and 2009, respectively.

Performance Share Units

On December 7, 2009, PSUs with respect to a target number of 24,000 shares of the Company’s common stock were granted to certain executive officers at an aggregate grant date fair market value of $0.8 million, or $32.08 per share. The PSUs shall vest with respect to the applicable percentage of the target number of PSU shares based on relative achievement of the applicable performance measures specified for such PSUs.

The estimated fair value of each of the Company’s PSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which are not entitled to receive dividend equivalents with respect to the PSUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No PSUs were converted to common shares during the fiscal year ended August 31, 2010. The aggregate intrinsic value of PSUs outstanding as of August 31, 2010 was $0.8 million.

As of August 31, 2010, there was $0.4 million of unamortized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

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

The fair value of restricted stock awards was estimated based on the closing market price of the Company’s common stock on the date of issuance. As of August 31, 2010, there was $31.9 thousand of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year; such unamortized compensation cost is included as a component of additional paid-in capital in the Company’s consolidated financial statements.

A summary of the Company’s restricted stock award activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2007	19,037	$30.61
Shares issued	—
Shares vested	(5,968)	$27.93
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2008	13,069	$31.83
Shares issued	—
Shares vested	—
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2009	13,069	$31.83
Shares issued	—
Shares vested	(6,457)	$32.78
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2010	6,612	$30.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s contribution expense for the Profit Sharing/401(k) Plan was $2.3 million, $2.4 million and $2.2 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2010, 2009 and 2008 was $0.9 million, $1.0 million and $1.1 million, respectively.

The Company provides fixed retirement benefits to certain of its current and retired key executives under supplemental employee retirement plan agreements. On March 25, 2008, the Company settled benefit obligations with certain current key executives by granting 25,739 restricted stock units with a total grant date fair market value of $0.9 million, or $33.99 per share. This settlement resulted in a net gain of $0.2 million, which was recorded as a reduction to selling, general and administrative expenses in the Company’s consolidated statements of operations. The projected benefit obligation under the agreements, which is based on an actuarially determined present value of all future benefit payments, was $0.7 million and $0.8 million as of August 31, 2010 and 2009, respectively, and is recorded as a component of deferred employee benefits and other long-term liabilities in the Company’s consolidated balance sheets. The service and interest costs amounted to $19.6 thousand, $18.4 thousand and $0.1 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. The plan paid benefits of $0.1 million for each of the fiscal years ended August 31, 2010, 2009 and 2008. A weighted-average discount rate of 6.5% and a weighted-average rate of compensation increase of 6.0% were used to calculate the projected benefit obligation and service costs for each of the fiscal years 2010, 2009 and 2008.

Note 14. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment, without allocation to other segments. The Company’s segments are run independently and, as a result, there are few costs that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reportable segments and net sales by product line (in thousands):

	Americas	Europe	Asia-Pacific	Total
Fiscal Year Ended August 31, 2010
Net sales	$179,867	$110,367	$31,282	$321,516
Income from operations (1)	$25,095	$25,075	$5,028	$55,198
Depreciation and amortization expense	$2,856	$1,236	$156	$4,248
Interest income	$—	$108	$66	$174
Interest expense	$1,717	$—	$9	$1,726
Total assets	$195,991	$83,683	$9,434	$289,108

Fiscal Year Ended August 31, 2009
Net sales	$168,381	$97,518	$26,103	$292,002
Income from operations (1)	$15,282	$20,899	$3,664	$39,845
Depreciation and amortization expense	$2,383	$1,197	$147	$3,727
Interest income	$73	$319	$36	$428
Interest expense	$2,484	$—	$8	$2,492
Total assets	$184,448	$70,010	$8,159	$262,617

Fiscal Year Ended August 31, 2008
Net sales	$176,885	$110,504	$29,729	$317,118
Income from operations (1)	$18,082	$20,235	$4,379	$42,696
Depreciation and amortization expense	$2,196	$1,449	$182	$3,827
Interest income	$743	$809	$50	$1,602
Interest expense	$3,264	$—	$17	$3,281
Total assets	$191,404	$70,180	$9,089	$270,673

(1)	For the fiscal years ended August 31, 2010, 2009 and 2008, income from operations for the Americas segment included corporate expenses of $17.5 million, $17.6 million and $15.7 million, respectively.

	Fiscal Year Ended August 31,
	2010	2009	2008
Net Sales by Product Line:
Multi-purpose maintenance products	$258,095	$225,098	$235,898
Homecare and cleaning products	63,421	66,904	81,220

Total	$321,516	$292,002	$317,118

Net Sales by Geography:
United States	$149,127	$140,917	$147,850
United Kingdom	22,367	24,791	28,230
Germany (2)	23,464	19,579	22,003
Latin America	16,609	15,359	14,548
Other international	109,949	91,356	104,487

Total	$321,516	$292,002	$317,118

(2)	Represents net sales from the Germanics sales region which includes Germany, Austria, Denmark, Holland and Switzerland.

	August 31,
	2010	2009	2008
Long-lived Assets by Geography (3):
United States	$6,379	$7,774	$7,878
International	2,943	3,156	3,431

Total	$9,322	$10,930	$11,309

(3)	Includes tangible assets or property, plant and equipment, net, attributed to the geographic location in which such assets are located.

Note 15. Subsequent Events

On October 1, 2010, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on October 29, 2010 to shareholders of record on October 14, 2010. This cash dividend reflects an 8% increase in the regular quarterly cash dividend from its previous amount of $0.25 per share.

On October 3, 2010, a legal action was filed against the Company in United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company) for an alleged violation for false patent marking related to the Company’s 2000 Flushes brand products. See Note 10 — Commitments and Contingencies for details.