Form 10-Q
period 2010-11-30
WD 40 CO
filed 2011-01-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 5, 2011 was 17,066,318.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	November 30, 2010	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$73,249	$75,928
Trade accounts receivable, less allowance for doubtful accounts of $327 and $299 at November 30, 2010 and August 31, 2010, respectively	46,939	47,846
Product held at contract packagers	1,547	1,536
Inventories	15,830	13,037
Current deferred tax assets, net	4,761	4,747
Other current assets	4,744	7,314

Total current assets	147,070	150,408

Property, plant and equipment, net	9,400	9,322
Goodwill	95,255	95,235
Other intangible assets, net	31,110	31,272
Other assets	2,897	2,871

Total assets	$285,732	$289,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,859	$18,943
Accrued liabilities	15,351	14,382
Current portion of long-term debt	10,715	10,714
Accrued payroll and related expenses	7,107	14,265
Income taxes payable	364	1,516

Total current liabilities	52,396	59,820

Long-term debt	—	10,715
Long-term deferred tax liabilities, net	18,260	17,414
Deferred employee benefits and other long-term liabilities	4,669	4,635

Total liabilities	75,325	92,584

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,558,258 and 18,251,142 shares issued at November 30, 2010 and August 31, 2010, respectively; and 16,994,760 and 16,687,644 shares outstanding at November 30, 2010 and August 31, 2010, respectively	19	18
Additional paid-in capital	101,939	93,101
Retained earnings	162,350	157,805
Accumulated other comprehensive loss	(3,835)	(4,334)
Common stock held in treasury, at cost — 1,563,498 shares at November 30, 2010 and August 31, 2010	(50,066)	(50,066)

Total shareholders’ equity	210,407	196,524

Total liabilities and shareholders’ equity	$285,732	$289,108

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2010	2009
Net sales	$80,927	$77,721
Cost of products sold	39,705	37,808

Gross profit	41,222	39,913

Operating expenses:
Selling, general and administrative	21,649	19,801
Advertising and sales promotion	6,069	5,198
Amortization of definite-lived intangible assets	182	185

Total operating expenses	27,900	25,184

Income from operations	13,322	14,729

Other income (expense):
Interest income	55	35
Interest expense	(322)	(524)
Other income, net	197	114

Income before income taxes	13,252	14,354
Provision for income taxes	4,173	4,941

Net income	$9,079	$9,413

Earnings per common share:
Basic	$0.54	$0.57

Diluted	$0.53	$0.56

Shares used in per share calculations:
Basic	16,796	16,556

Diluted	16,991	16,652

Dividends declared per common share	$0.27	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended November 30,
	2010	2009
Operating activities:
Net income	$9,079	$9,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978	1,082
Net gains on sales and disposals of property and equipment	(8)	(2)
Deferred income taxes	35	501
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(574)	(108)
Stock-based compensation	806	665
Unrealized foreign currency exchange losses (gains), net	566	(469)
Provision for bad debts	25	—
Changes in assets and liabilities:
Trade accounts receivable	514	3,798
Product held at contract packagers	(3)	405
Inventories	(2,737)	(1,629)
Other assets	2,414	534
Accounts payable and accrued expenses and liabilities	(7,036)	(1,133)
Income taxes payable	226	3,272
Deferred employee benefits and other long-term liabilities	27	(12)

Net cash provided by operating activities	4,312	16,317

Investing activities:
Capital expenditures	(774)	(314)
Proceeds from sales of property and equipment	57	17

Net cash used in investing activities	(717)	(297)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(4,534)	(4,149)
Proceeds from issuance of common stock	8,124	859
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	574	108

Net cash used in financing activities	(6,550)	(13,896)

Effect of exchange rate changes on cash and cash equivalents	276	796

Net (decrease) increase in cash and cash equivalents	(2,679)	2,920

Cash and cash equivalents at beginning of period	75,928	45,956

Cash and cash equivalents at end of period	$73,249	$48,876

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended November 30,
	2010	2009
Net income	$9,079	$9,413
Other comprehensive income:
Equity adjustment from foreign currency translation, net of income taxes	499	977

Total comprehensive income	$9,578	$10,390

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS™. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. The Company launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. The Company also markets the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2010 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At November 30, 2010, the Company had $8.1 million of foreign currency forward contracts outstanding which mature from December 2010 through March 2011. Unrealized net gains and losses related to foreign currency forward contracts were not material at November 30, 2010 and August 31, 2010. Realized net losses related to foreign currency forward contracts were $0.2 million and $0.4 million for the three months ended November 30, 2010 and 2009, respectively.

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

Earnings per Common Share

The Company calculates earnings per common share (“EPS”) using the two-class method, which provides for an allocation of net income between common stock and other participating securities based on their respective participation rights to share in dividends. Basic EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Net income available to common shareholders for the period includes dividends paid to common shareholders during the period plus a proportionate share of undistributed net income allocable to common shareholders for the period; the proportionate share of undistributed net income allocable to common shareholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period.

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options, restricted stock units and performance share units granted under the Company’s prior stock option plan and current equity incentive plan.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this updated authoritative guidance to have a material impact on its consolidated financial statement disclosures.

In July 2010, the FASB issued updated authoritative guidance related to financing receivables which enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. This updated authoritative guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has evaluated this updated authoritative guidance, and it does not expect it to impact its consolidated financial statement disclosures.

In December 2010, the FASB issued updated authoritative guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is required to apply these new requirements in its fiscal year beginning after December 15, 2010. The Company has evaluated this updated authoritative guidance, and it does not expect it to have a material impact on its consolidated financial statements.

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

During the second quarter of fiscal year 2010, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. This annual test follows a two-step process and is conducted by applying fair value concepts. Only the first step of the annual goodwill impairment test

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

was required as the fair values of all reporting units significantly exceeded their carrying values. In performing the annual impairment test of its goodwill and indefinite-lived intangible assets, the Company considered the fair value concepts of a market participant and the highest and best use for its intangible assets. Based on the results of these annual impairment tests, the Company determined that no impairment existed related to either its goodwill or indefinite-lived intangible assets as of February 28, 2010.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or other intangible assets for the three months ended November 30, 2010.

Goodwill

Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$85,546	$8,479	$1,210	$95,235
Translation adjustments	3	17	—	20

Balance as of November 30, 2010	$85,549	$8,496	$1,210	$95,255

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, which are not being amortized, consist of the 2000 Flushes, Spot Shot and 1001 trade names and are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the three months ended November 30, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$24,500	$3,149	$—	$27,649
Translation adjustments	—	15	—	15

Balance as of November 30, 2010	$24,500	$3,164	$—	$27,664

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

	November 30, 2010	August 31, 2010
Gross carrying amount	$6,860	$6,842
Accumulated amortization	(3,414)	(3,219)

Net carrying amount	$3,446	$3,623

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2010 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$2,892	$731	$—	$3,623
Amortization expense	(64)	(117)	—	(181)
Translation adjustments	—	4	—	4

Balance as of November 30, 2010	$2,828	$618	$—	$3,446

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated future amortization expense for the non-contractual customer relationships intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the Carpet Fresh and X-14 trade names and non-contractual customer relationships intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Non-Contractual Customer Relationships
Remainder of fiscal year 2011	$194	$348
Fiscal year 2012	258	270
Fiscal year 2013	258	—
Fiscal year 2014	258	—
Fiscal year 2015	258	—
Thereafter	1,602	—

Total	$2,828	$618

Note 4. Fair Value Measurements

Financial Assets and Liabilities

The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Significant Other Observable Inputs (Level 2)
	November 30, 2010	August 31, 2010

Assets:
Money market funds	$22,439	$24,362

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets at November 30, 2010 and August 31, 2010. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended November 30, 2010.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $11.3 million and $22.4 million at November 30, 2010 and August 31, 2010, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of November 30, 2010 and August 31, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Balance Sheet Details

The condensed consolidated balance sheet details are summarized below (in thousands):

	November 30, 2010	August 31, 2010
Inventories:
Raw materials and components	$1,613	$1,811
Work-in-process	1,523	979
Finished goods	12,694	10,247

Total	$15,830	$13,037

Other current assets:
Prepaids and other current assets	$4,744	$4,717
Federal and state income taxes receivable	—	2,597

Total	$4,744	$7,314

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,583	$12,162
Buildings and improvements	4,456	4,416
Computer and office equipment	3,165	3,075
Software	4,083	4,011
Furniture and fixtures	1,113	1,092
Land	543	542

Subtotal	25,943	25,298
Less: accumulated depreciation and amortization	(16,543)	(15,976)

Total	$9,400	$9,322

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,950	$8,940
Accrued professional services fees	1,194	1,160
Accrued other taxes	1,061	914
Accrued sales taxes	803	797
Other	3,343	2,571

Total	$15,351	$14,382

Accrued payroll and related expenses:
Accrued profit sharing	$2,428	$2,051
Accrued payroll	1,889	2,020
Accrued payroll taxes	1,512	1,388
Accrued bonuses	816	8,333
Other	462	473

Total	$7,107	$14,265

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$699	$705
Other income taxes payable	3,846	3,846
Other	124	84

Total	$4,669	$4,635

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Shareholders’ Equity

Changes in shareholders’ equity for the three months ended November 30, 2010 were as follows (in thousands):

Balance at August 31, 2010	$196,524
Net income	9,079
Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	7,473
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares	560
Stock-based compensation	806
Cash dividends	(4,534)
Foreign currency translation adjustment, net of income taxes	499

Balance at November 30, 2010	$210,407

Note 7. Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect for up to twelve months from the date of approval, the Company is authorized to acquire up to $15.0 million of its outstanding shares. During the period from December 8, 2009 through November 30, 2010, the Company did not purchase any shares under this share buy-back plan. See Note 12 for details on a new share buy-back plan that was approved by the Company’s Board of Directors on December 14, 2010.

Note 8. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2010	2009
Net income	$9,079	$9,413
Less: Net income allocated to participating securities	(31)	(27)

Net income available to common shareholders	$9,048	$9,386

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2010	2009
Weighted-average common shares outstanding, basic	16,796	16,556
Weighted-average dilutive securities	195	96

Weighted-average common shares outstanding, diluted	16,991	16,652

For the three months ended November 30, 2010, there were no anti-dilutive stock options outstanding. For the three months ended November 30, 2009, weighted-average stock options outstanding to purchase 624,202 shares of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Note 9. Commitments and Contingencies

The Company has relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers and the Company is committed to purchase the products produced based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. The Company is also obligated to purchase obsolete or slow-moving inventory from its contract manufacturers and has done so in the past under these commitments, the amounts of which have been immaterial.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2010, no such commitments were outstanding.

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

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss with respect to this claim.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2010.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2010.

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

The provision for income taxes was 31.5% and 34.4% of income before income taxes for the three months ended November 30, 2010 and 2009, respectively. The decrease in the effective tax rate is partially due to provision adjustments of $0.1 million associated with the Company’s fiscal year 2010 federal tax return, which was timely filed during the current quarter. Historically, such provision adjustments have been recorded during the third fiscal quarter. In addition, the tax benefit associated with the qualified domestic production deduction increased by $0.1 million for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year, resulting in a lower effective tax rate for the current period.

The total amount of unrecognized tax benefits was $3.6 million as of November 30, 2010 and August 31, 2010, of which $1.1 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest related to uncertain tax positions was $0.3 million and $0.2 million as of November 30, 2010 and August 31, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three month periods ended November 30, 2010 and 2009.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2007 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2006 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2005 through 2008. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 11. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment, with the exception of certain research and development expenses which the Europe segment started to incur during the current fiscal

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

year. All such corporate expenses are not allocated to other segments because the Company’s segments are run independently. As a result, there are few costs that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended November 30:

	Americas	Europe	Asia-Pacific	Total
2010
Net sales	$39,215	$30,757	$10,955	$80,927
Income from operations (1)	$4,178	$6,609	$2,535	$13,322
Depreciation and amortization expense	$622	$311	$45	$978
Interest income	$5	$26	$24	$55
Interest expense	$320	$—	$2	$322
Total assets	$188,893	$84,821	$12,018	$285,732
2009
Net sales	$43,679	$27,247	$6,795	$77,721
Income from operations (1)	$6,870	$6,726	$1,133	$14,729
Depreciation and amortization expense	$727	$319	$36	$1,082
Interest income	$—	$23	$12	$35
Interest expense	$522	$—	$2	$524
Total assets	$178,459	$75,479	$8,854	$262,792

(1)	Income from operations for the Americas segment included corporate expenses of $4.5 million and $4.4 million for the three months ended November 30, 2010 and 2009, respectively. Research and development expenses included in income from operations for the Europe segment were not significant for the three months ended November 30, 2010.

Net Sales by Product Line:

	Three Months Ended November 30,
	2010	2009
Multi-purpose maintenance products	$66,533	$60,679
Homecare and cleaning products	14,394	17,042

Total	$80,927	$77,721

Note 12. Subsequent Events

On December 8, 2010, the Company’s existing share buy-back plan expired. The Company did not repurchase any shares under this share buy-back plan during the twelve month period it was in effect.

On December 14, 2010, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 13, 2011, the Company is authorized to acquire up to $25.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

Also on December 14, 2010, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on January 31, 2011 to shareholders of record on January 7, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on October 18, 2010.

In order to show the impact of changes in foreign currency exchange rates on our consolidated results of operations, we have included constant currency disclosures, where necessary, in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars using the exchange rates in effect for the corresponding period of the prior fiscal year.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS™. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. We launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. We also market the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® carpet and household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

Highlights for our business for the three months ended November 30, 2010, include the following:

•

Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on consolidated net sales for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates in the Europe segment had an unfavorable impact on net sales of $1.0 million which was partially offset by the favorable impact of changes in foreign currency exchanges rates on net sales of $0.3 million and $0.1 million in the Asia-Pacific and Americas segments, respectively. Changes in foreign currency exchange rates did not have a material impact on consolidated net income for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

•

Sales of multi-purpose maintenance products increased 10% for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year due to sales growth in the Europe and Asia-Pacific segments of 13% and 70%, respectively. Sales of multi-purpose maintenance products in the Europe segment increased primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products, the timing of promotional activities and the ongoing growth of our base business. Sales of multi-purpose maintenance products in the Asia-Pacific segment increased due to improved economic conditions and significant promotional activities. Partially offsetting these increases was a decrease in sales of multi-purpose maintenance products in the Americas segment of 5% due to lower sales of WD-40 products in the U.S.

•

Sales of homecare and cleaning products decreased 16% for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year primarily due to the sales decrease of 22% in the Americas segment primarily related to Spot Shot products. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, lost distribution and the volatility of orders from and promotional programs with customers, particularly those in the warehouse club and mass retail channels.

•

Our gross profit as a percentage of net sales remained flat at 51% for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year due to several factors which offset each other. Gross margin was favorably impacted by lower aerosol can costs, lower advertising and promotional discounts and sales price increases implemented on certain products during the three months ended November 30, 2010. These favorable items were offset by higher costs of petroleum-based materials and the impact of unfavorable changes in foreign currency exchange rates from period to period.

Our core strategic initiatives and the areas where we will continue to focus our time and resources for the remainder of fiscal year 2011 and in future periods include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing our position in the multi-purpose maintenance products segment by focusing our research and development resources to leverage our multi-purpose maintenance products and adjacent categories; (iii) developing our business through acquisitions, joint ventures, licensing and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow our revenues and profits.

Results of Operations

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2010	2009	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$66,533	$60,679	$5,854	10%
Homecare and cleaning products	14,394	17,042	(2,648)	(16)%

Total net sales	80,927	77,721	3,206	4%
Cost of products sold	39,705	37,808	1,897	5%

Gross profit	41,222	39,913	1,309	3%
Operating expenses	27,900	25,184	2,716	11%

Income from operations	$13,322	$14,729	$(1,407)	(10)%

Net income	$9,079	$9,413	$(334)	(4)%

Earnings per common share – diluted	$0.53	$0.56	$(0.03)	(5)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2010	2009	Dollars	Percent
Americas	$39,215	$43,679	$(4,464)	(10)%
Europe	30,757	27,247	3,510	13%
Asia-Pacific	10,955	6,795	4,160	61%

Total	$80,927	$77,721	$3,206	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$28,456	$29,920	$(1,464)	(5)%
Homecare and cleaning products	10,759	13,759	(3,000)	(22)%

Total	$39,215	$43,679	$(4,464)	(10)%

% of consolidated net sales	48%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $39.2 million, down $4.5 million, or 10%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $1.5 million, or 5%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. This sales decrease was driven by lower sales of WD-40 products in the U.S. which were down $1.6 million, or 7%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year primarily due to lost distribution, a lower level of replenishment orders from and the timing of promotional activities with certain of our key customers.

Sales of homecare and cleaning products in the Americas segment decreased $3.0 million, or 22%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, lost distribution and the volatility of orders from and promotional programs with customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased $3.0 million, or 24%, from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down $2.5 million, or 43%, in the U.S. for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including the timing and lower level of promotional activities, specifically those within the warehouse club channel, lost distribution and the effect of competitive factors.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the three months ended November 30, 2010, compared to the distribution for the three months ended November 30, 2009, when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$28,544	$25,161	$3,383	13%
Homecare and cleaning products	2,213	2,086	127	6%

Total	$30,757	$27,247	$3,510	13%

% of consolidated net sales	38%	35%

Sales in the Europe segment increased to $30.8 million, up $3.5 million, or 13%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended November 30, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $31.7 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $4.5 million, or 16%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $2.8 million, or 17%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year and accounted for 64% of the Europe segment’s sales for the three months ended November 30, 2010 compared to 62% of the Europe segment’s sales for the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Germanics sales region, 29%; U.K., 28%; Italy, 26%; and France, 1%. Partially offsetting these sales increases was a sales decrease in Iberia of 5% for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

The sales growth throughout the Europe segment, where we sell direct, was primarily due to improved economic conditions, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products, the timing of promotional activities and the ongoing growth of our base business. The sales decrease in Iberia was solely related to the unfavorable impact of changes in foreign currency exchange rates which more than offset the sales increase in local currency of 3% for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $0.7 million, or 7%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year, driven by increased sales of WD-40 products in Eastern Europe primarily due to increased promotional activities. The distributor markets accounted for 36% of the total Europe segment sales for the three months ended November 30, 2010, compared to 38% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$9,534	$5,599	$3,935	70%
Homecare and cleaning products	1,421	1,196	225	19%

Total	$10,955	$6,795	$4,160	61%

% of consolidated net sales	14%	9%

In the Asia-Pacific segment, which includes Australia and Asia, sales increased to $11.0 million, up $4.2 million, or 61%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended November 30, 2010 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $10.6 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.8 million, or 57%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment for the three months ended November 30, 2010, increased $3.4 million, or 86%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year reflecting improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $2.3 million, or 75%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in the Philippines, Taiwan, Indonesia, Hong Kong and Singapore. Sales in China increased $1.1 million, or 123%, due to the ongoing growth of our base business and significant promotional activities aimed at building user awareness and distribution in the China region for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Sales in Australia increased $0.7 million, or 26%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.4 million, or 16%, for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions and promotional activities with several key customers.

Gross Profit

Gross profit increased to $41.2 million for the three months ended November 30, 2010 compared to $39.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased slightly to 50.9% for the three months ended November 30, 2010 compared to 51.4% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including costs associated with aerosol cans and oil-based materials, sales price increases and the level of discounts offered to our customers.

Lower costs of aerosol cans and sales price increases implemented on certain products during the three months ended November 30, 2010 positively affected gross margin by 0.7 percentage points and 0.1 percentage points, respectively.

During the three months ended November 30, 2010, advertising, promotional and other discounts decreased compared to the corresponding period of the prior fiscal year, positively impacting gross margin by 0.5 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the three months ended November 30, 2010 was subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

More than offsetting the aforementioned favorable impacts to gross margin were the higher costs for petroleum-based materials and changes in foreign currency exchange rates which negatively impacted gross margin by 1.6 percentage points and 0.2 percentage points, respectively, for the three months ended November 30, 2010.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.4 million and $3.3 million for the three months ended November 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2010 increased $1.8 million, or 9%, to $21.6 million from $19.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 26.8% for the three months ended November 30, 2010 from 25.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased professional services costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.5 million for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. The increase in employee-related costs from period to period was partially due to annual compensation increases, which were implemented in the first quarter of the current fiscal year and not in the prior fiscal year, and higher staffing levels. Travel and meeting expenses increased $0.6 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Professional services costs increased $0.3 million due to higher legal and consulting fees and other miscellaneous expenses, which included broker sales commissions and insurance, increased by $0.4 million period over period. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for both the three months ended November 30, 2010 and 2009 were $1.2 million. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2010 increased $0.9 million, or 17%, to $6.1 million from $5.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 7.5% for the three months ended November 30, 2010 from 6.7% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Europe and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2011 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2010 were $4.4 million compared to $4.9 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.5 million and $10.1 million for the three months ended November 30, 2010 and 2009, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets, which include the Carpet Fresh and X-14 trade names and the 1001 non-contractual customer relationships, was $182,000 and $185,000 for the three months ended November 30, 2010 and 2009, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2010	2009	Change
Interest income	$55	$35	$20
Interest expense	$322	$524	$(202)
Other income, net	$197	$114	$83
Provision for income taxes	$4,173	$4,941	$(768)

Interest Income

Interest income increased for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the first quarter of fiscal year 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.2 million for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income, Net

Other income, net increased $0.1 million for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year primarily due to higher foreign currency exchange gains for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 31.5% and 34.4% of income before income taxes for the three months ended November 30, 2010 and 2009, respectively. The decrease in the effective tax rate is partially due to provision adjustments of $0.1 million associated with our fiscal year 2010 federal tax return, which was timely filed during the current quarter. Historically, such provision adjustments have been recorded during the third fiscal quarter. In addition, the tax benefit associated with the qualified domestic production deduction increased by $0.1 million for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year, resulting in a lower effective tax rate for the current period.

Net Income

Net income was $9.1 million, or $0.53 per common share on a fully diluted basis for the three months ended November 30, 2010, compared to $9.4 million, or $0.56 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates did not have a material impact on net income for the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $4.3 million for the three months ended November 30, 2010 compared to $16.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10 million revolving credit facility, which expires in October 2011, and is currently undrawn. At November 30, 2010, we had a total of $73.2 million in cash and cash equivalents. We believe that these existing cash and cash equivalents at November 30, 2010, the liquidity provided by our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

The outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $10.7 million as of November 30, 2010. The final payment on this term loan is due in October 2011.

Cash Flows

Operating Activities

Net cash provided by operating activities decreased $12.0 million to $4.3 million for the three months ended November 30, 2010 from $16.3 million for the corresponding period of the prior fiscal year. Cash provided by operating activities decreased for the three months ended November 30, 2010 compared to the corresponding period in the prior fiscal year primarily due to changes in operating assets and liabilities, primarily changes in accounts payable and accrued expenses and liabilities, trade accounts receivable, inventories and income taxes payable. Accounts payable and accrued expenses and liabilities decreased from period to period primarily due to the payment of fiscal year 2010 bonuses during the three months ended November 30, 2010 which were significantly higher than those paid in the corresponding period of the prior fiscal year. Trade accounts receivable provided less cash towards operations during the three months ended November 30, 2010 as compared to the corresponding period of the prior fiscal year due to the timing of payments by our customers. Inventories increased due to additional purchases in support of promotions in the upcoming quarters and purchases associated with innovation initiatives and/or supply chain initiatives. Income taxes payable decreased due to the timing of income tax accruals and the related payments during the three months ended November 30, 2010 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used for investing activities increased $0.4 million to $0.7 million for the three months ended November 30, 2010 from $0.3 million for the corresponding period of the prior fiscal year due primarily to higher capital expenditures. Capital expenditures during the three months ended November 30, 2010 were primarily for machinery and equipment, computer equipment and software.

Financing Activities

Net cash used for financing activities decreased $7.3 million to $6.6 million for the three months ended November 30, 2010 from $13.9 million for the corresponding period of the prior fiscal year due primarily to significantly higher proceeds from the issuance of common stock which were slightly offset by higher dividend payments from period to period.

Commercial Commitments

We have relationships with various suppliers (contract manufacturers) who manufacture our products. Although we typically do not have definitive minimum purchase obligations included in the contract terms with the contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by us to our contract manufacturers, and we are committed to purchase the products produced based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. We are also obligated to purchase obsolete or slow-moving inventory from our contract manufacturers and have done so in the past under these commitments, the amounts of which have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2010, no such commitments were outstanding.

Share Repurchase Plan

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months from the date of approval, we are authorized to acquire up to $15.0 million of our outstanding shares. During the period from December 8, 2009 through the share buy-back plan’s expiration date of December 8, 2010, we did not purchase any shares under this share buy-back plan.

On December 14, 2010, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 13, 2011, we are authorized to acquire up to $25.0 million of our outstanding shares on such terms and conditions as may be acceptable to our Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

Dividends

On December 14, 2010, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on January 31, 2011 to shareholders of record on January 7, 2011. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Income Taxes

The total amount of unrecognized tax benefits was $3.6 million as of November 30, 2010 and August 31, 2010, of which $1.1 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in our condensed consolidated balance sheets.

The total balance of accrued interest related to uncertain tax positions was $0.3 million and $0.2 million as of November 30, 2010 and August 31, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three month periods ended November 30, 2010 and 2009.

We are subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, our federal income tax returns for years prior to fiscal year 2007 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where we do business, periods prior to fiscal year 2006 are no longer subject to examination. We are currently under audit in various state and local jurisdictions for fiscal years 2005 through 2008. We have estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition and sales incentives, allowance for doubtful accounts, accounting for income taxes and valuation of goodwill and indefinite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

Our critical accounting policies are discussed in more detail in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Recently Issued Accounting Standards

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this updated authoritative guidance to have a material impact on our consolidated financial statement disclosures.

In July 2010, the FASB issued updated authoritative guidance related to financing receivables which enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. This updated authoritative guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. We have evaluated this updated authoritative guidance, and we do not expect it to impact our consolidated financial statement disclosures.

In December 2010, the FASB issued updated authoritative guidance related to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. We are required to apply these new requirements in our fiscal year beginning after December 15, 2010. We have evaluated this updated authoritative guidance, and we do not expect it to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II — Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2010, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss with respect to this claim.

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

During the quarter ended November 30, 2010, there were no material developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

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

WD-40 COMPANY Registrant

Date: January 10, 2011	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)