Form 10-Q
period 2011-02-28
WD 40 CO
filed 2011-04-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ACT OF 1934

For the quarterly period ended February 28, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 4, 2011 was 16,907,923.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	February 28, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$67,525	$75,928
Trade accounts receivable, less allowance for doubtful accounts of $340 and $299 at February 28, 2011 and August 31, 2010, respectively	56,004	47,846
Product held at contract packagers	1,855	1,536
Inventories	18,208	13,037
Current deferred tax assets, net	4,775	4,747
Other current assets	3,694	7,314

Total current assets	152,061	150,408

Property, plant and equipment, net	9,203	9,322
Goodwill	95,394	95,235
Other intangible assets, net	31,055	31,272
Other assets	2,866	2,871

Total assets	$290,579	$289,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,609	$18,943
Accrued liabilities	16,183	14,382
Current portion of long-term debt	10,715	10,714
Accrued payroll and related expenses	5,010	14,265
Income taxes payable	2,324	1,516

Total current liabilities	54,841	59,820
Long-term debt	—	10,715
Long-term deferred tax liabilities, net	18,688	17,414
Deferred employee benefits and other long-term liabilities	4,692	4,635

Total liabilities	78,221	92,584

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,671,605 and 18,251,142 shares issued at February 28, 2011 and August 31, 2010, respectively; and 16,864,607 and 16,687,644 shares outstanding at February 28, 2011 and August 31, 2010, respectively	19	18
Additional paid-in capital	106,591	93,101
Retained earnings	166,833	157,805
Accumulated other comprehensive loss	(1,467)	(4,334)
Common stock held in treasury, at cost — 1,806,998 and 1,563,498 shares at February 28, 2011 and August 31, 2010, respectively	(59,618)	(50,066)

Total shareholders’ equity	212,358	196,524

Total liabilities and shareholders’ equity	$290,579	$289,108

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net sales	$79,206	$80,553	$160,133	$158,274
Cost of products sold	38,160	38,320	77,865	76,128

Gross profit	41,046	42,233	82,268	82,146

Operating expenses:
Selling, general and administrative	21,629	20,082	43,278	39,883
Advertising and sales promotion	5,375	5,354	11,444	10,552
Amortization of definite-lived intangible assets	181	185	363	370

Total operating expenses	27,185	25,621	55,085	50,805

Income from operations	13,861	16,612	27,183	31,341

Other income (expense):
Interest income	53	40	108	75
Interest expense	(219)	(401)	(541)	(925)
Other (expense) income, net	(119)	(36)	78	78

Income before income taxes	13,576	16,215	26,828	30,569
Provision for income taxes	4,468	5,538	8,641	10,479

Net income	$9,108	$10,677	$18,187	$20,090

Earnings per common share:
Basic	$0.53	$0.64	$1.07	$1.21

Diluted	$0.53	$0.64	$1.06	$1.20

Shares used in per share calculations:
Basic	16,994	16,585	16,895	16,570

Diluted	17,172	16,688	17,081	16,670

Dividends declared per common share	$0.27	$0.25	$0.54	$0.50

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Income
Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524
Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	420,463	1	10,840	—	—	—	—	10,841
Stock-based compensation	—	—	1,904	—	—	—	—	1,904
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares	—	—	746	—	—	—	—	746
Cash dividends ($0.54 per share)	—	—	—	(9,159)	—	—	—	(9,159)
Acquisition of treasury stock	—	—	—	—	—	243,500	(9,552)	(9,552)
Foreign currency translation adjustment, net of tax provision of $72	—	—	—	—	2,867	—	—	2,867	$2,867
Net income	—	—	—	18,187	—	—	—	18,187	18,187

Balance at February 28, 2011	18,671,605	$19	$106,591	$166,833	$(1,467)	1,806,998	$(59,618)	$212,358	$21,054

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended February 28,
	2011	2010
Operating activities:
Net income	$18,187	$20,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,844	2,186
Net losses (gains) on sales and disposals of property and equipment	95	(21)
Deferred income taxes	244	871
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(706)	(110)
Stock-based compensation	1,904	1,641
Unrealized foreign currency exchange gains, net	(164)	(137)
Provision for bad debts	31	—
Changes in assets and liabilities:
Trade accounts receivable	(7,136)	(8,169)
Product held at contract packagers	(302)	40
Inventories	(4,880)	757
Other assets	3,580	433
Accounts payable and accrued expenses and liabilities	(7,249)	5,551
Income taxes payable	2,468	258
Deferred employee benefits and other long-term liabilities	43	33

Net cash provided by operating activities	7,959	23,423

Investing activities:
Capital expenditures	(1,286)	(760)
Proceeds from sales of property and equipment	100	62

Net cash used in investing activities	(1,186)	(698)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(9,159)	(8,310)
Proceeds from issuance of common stock	11,531	896
Treasury stock purchases	(9,552)	—
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	706	110

Net cash used in financing activities	(17,188)	(18,018)

Effect of exchange rate changes on cash and cash equivalents	2,012	(1,714)

Net (decrease) increase in cash and cash equivalents	(8,403)	2,993

Cash and cash equivalents at beginning of period	75,928	45,956

Cash and cash equivalents at end of period	$67,525	$48,949

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS™. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. The Company launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. The Company also markets the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores and its affiliates worldwide accounted for approximately 8 percent and 10 percent of the Company’s consolidated net sales for the three months ended February 28, 2011 and 2010, respectively, and approximately 7 percent and 10 percent of the Company’s consolidated net sales for the six months ended February 28, 2011 and 2010, respectively. Accounts receivable from Wal-Mart stores and its affiliates accounted for 6 percent and 9 percent of the Company’s consolidated accounts receivable balances at February 28, 2011 and August 31, 2010, respectively.

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

Foreign currency forward contracts are accounted for on a mark-to-market basis, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in a net asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a net liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At February 28, 2011, the Company had $13.4 million of foreign currency forward contracts outstanding which mature from March 2011 through June 2011. Unrealized net gains related to foreign currency forward contracts were not material at February 28, 2011 and August 31, 2010. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 28, 2011 and 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company is required to apply these new requirements in its fiscal year beginning after December 15, 2010. The Company has evaluated this updated authoritative guidance, and it does not expect it to have a material impact on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the quarter ended February 28, 2011, the Company performed its annual impairment tests of goodwill and indefinite-lived intangible assets. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. This annual test follows a two-step process and is conducted by applying fair value concepts. Only the first step of the annual goodwill impairment test was required as the fair values of all reporting units significantly exceeded their carrying values. In performing the annual impairment test of its goodwill and indefinite-lived intangible assets, the Company considered the fair value concepts of a market participant and the highest and best use for its intangible assets. Based on the results of the annual goodwill impairment test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2011.

During the second quarter of fiscal year 2011, the Company conducted the annual impairment test for its indefinite-lived intangible assets, which included the 2000 Flushes, Spot Shot and 1001 trade names. All three of these trade names generate their own revenue streams and the revenues for each are in no way dependent on the revenue streams of any of the other trade names. Based on the results of this annual impairment test, the Company determined that none of these intangible assets were impaired as of February 28, 2011. Although no impairment was identified during this annual impairment test, the amount by which the fair values exceeded the carrying values for two of the three trade names decreased from the fiscal year 2010 annual impairment test. This is due to the manner in which the Company plans to manage these trade names in future periods, the decreased sales for these trade names in recent periods and the lower level of forecasted sales for these trade names in future periods.

In conjunction with the annual impairment test that was conducted in the second quarter of fiscal year 2011, the Company also performed an evaluation of its indefinite-lived intangible assets to determine whether an indefinite life for each trade name was still warranted as of February 28, 2011. As a result of this evaluation, the Company determined that events and circumstance had occurred during the second quarter of fiscal year 2011 which indicated that the 2000 Flushes, Spot Shot and 1001 trade names should no longer be considered to have indefinite lives. These events and circumstances included the following, all of which indicate that these three trade names are definite-lived:

•

The Company’s strategic decision to divert research and development resources from its 2000 Flushes, Spot Shot and 1001 trade names so that the Company can focus more specifically and continue to gain momentum on the development and extension of its multi-purpose maintenance products;

•	The tactical manner in which management intends to manage all three trade names in future periods;
•	Lost distribution within certain channels for these trade names, which the Company may or may not be able to recover in future periods;
•	The recent increased variability of promotional activities with certain of the Company’s key customers for these trade names, which the Company may or may not be able to reverse in future periods; and
•

A lower level of forecasted sales for each of these trade names as a result of decreased sales for each in recent periods and the manner in which management intends to manage these trade names in future periods.

As a result of the aforementioned events and circumstances, the Company determined that it was appropriate to change the 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived to definite-lived intangibles effective February 28, 2011.

The Company determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, the Company concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name will be amortized on a straight-line basis beginning on March 1, 2011. In future periods, total amortization expense of approximately $0.4 million quarterly or $1.6 million annually will be recorded associated with these three trade names.

Goodwill

Changes in the carrying amounts of goodwill by segment for the six months ended February 28, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$85,546	$8,479	$1,210	$95,235
Translation adjustments	24	134	1	159

Balance as of February 28, 2011	$85,570	$8,613	$1,211	$95,394

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Prior to February 28, 2011, indefinite-lived intangible assets, which are not being amortized, consisted of the 2000 Flushes, Spot Shot and 1001 trade names and were included in other intangible assets, net in the Company’s condensed consolidated balance sheets. At February 28, 2011, the Company changed the classification of all three trade names from indefinite-lived to definite-lived. As a result, the Company no longer has indefinite-lived intangible assets as of February 28, 2011. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the six months ended February 28, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$24,500	$3,149	$—	$27,649
Translation adjustments	—	124	—	124
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	(24,500)	(3,273)	—	(27,773)

Balance as of February 28, 2011	$—	$—	$—	$—

Definite-lived Intangible Assets

Prior to February 28, 2011, the Company’s definite-lived intangible assets consisted of the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004. The Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of eight years. At February 28, 2011, the Company changed the classification of its 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived to definite-lived. Thus, beginning on March 1, 2011, the 1001 trade name will be amortized on a straight-line basis over its estimated useful life of twenty years, and the 2000 Flushes and Spot Shot trade names will be amortized over their estimated useful lives of seventeen years. The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	February 28, 2011	August 31, 2010
Gross carrying amount	$6,987	$6,842
Accumulated amortization	(3,705)	(3,219)
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	27,773	—

Net carrying amount	$31,055	$3,623

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$2,892	$731	$—	$3,623
Amortization expense	(129)	(234)	—	(363)
Translation adjustments	—	22	—	22
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	24,500	3,273	—	27,773

Balance as of February 28, 2011	$27,263	$3,792	$—	$31,055

The estimated future amortization expense for the non-contractual customer relationships and 1001 trade name intangible assets are based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the Company’s trade names and non-contractual customer relationships intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Non-Contractual Customer Relationships
Remainder of fiscal year 2011	$931	$240
Fiscal year 2012	1,863	280
Fiscal year 2013	1,863	—
Fiscal year 2014	1,863	—
Fiscal year 2015	1,863	—
Thereafter	22,152	—

Total	$30,535	$520

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	February 28, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,419	$—	$10,419	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	August 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,362	$—	$24,362	$—

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets at February 28, 2011 and August 31, 2010. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended February 28, 2011.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $11.2 million and $22.4 million at February 28, 2011 and August 31, 2010, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of February 28, 2011 and August 31, 2010.

Note 5. Balance Sheet Details

The condensed consolidated balance sheet details are summarized below (in thousands):

	February 28, 2011	August 31, 2010
Inventories:
Raw materials and components	$2,070	$1,811
Work-in-process	1,305	979
Finished goods	14,833	10,247

Total	$18,208	$13,037

Property, plant and equipment, net:
Machinery, equipment and vehicles	$12,822	$12,162
Buildings and improvements	4,416	4,416
Computer and office equipment	3,337	3,075
Software	4,189	4,011
Furniture and fixtures	1,128	1,092
Land	549	542

Subtotal	26,441	25,298
Less: accumulated depreciation and amortization	(17,238)	(15,976)

Total	$9,203	$9,322

Accrued liabilities:
Accrued advertising and sales promotion expenses	$8,418	$8,940
Accrued professional services fees	1,294	1,160
Accrued sales taxes	1,387	797
Accrued other taxes	1,684	914
Other	3,400	2,571

Total	$16,183	$14,382

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued payroll and related expenses:
Accrued payroll	$1,993	$2,020
Accrued bonuses	1,221	8,333
Accrued payroll taxes	889	1,388
Accrued profit sharing	521	2,051
Other	386	473

Total	$5,010	$14,265

Deferred employee benefits and other long-term liabilities:
Supplemental employee retirement plan benefits liability	$693	$705
Other income taxes payable	3,846	3,846
Other	153	84

Total	$4,692	$4,635

Note 6. Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which is in effect through December 13, 2011. Under the plan, the Company is authorized to acquire up to $25.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through February 28, 2011, the Company repurchased 243,500 shares at a total cost of $9.6 million.

On April 4, 2011, the Company’s Board of Directors approved an increase of $35.0 million to the existing $25.0 million share buy-back plan, for a total of $60.0 million, and an extension of the expiration date to April 4, 2013. See Note 11 – Subsequent Events for additional details.

Note 7. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net income	$9,108	$10,677	$18,187	$20,090
Less: Net income allocated to participating securities	(33)	(36)	(64)	(63)

Net income available to common shareholders	$9,075	$10,641	$18,123	$20,027

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Weighted-average common shares outstanding, basic	16,994	16,585	16,895	16,570
Weighted-average dilutive securities	178	103	186	100

Weighted-average common shares outstanding, diluted	17,172	16,688	17,081	16,670

For the three and six months ended February 28, 2011, there were no anti-dilutive stock options outstanding. For the three and six months ended February 28, 2010, weighted-average stock options outstanding to purchase 615,635 and 619,919 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Commitments and Contingencies

Purchase Commitments

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2011, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. Management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss from this action is remote.

On June 18, 2010, a legal action, entitled Andrea Burns v. WD-40 Company, was filed against the Company in the Superior Court of California for the County of Orange (“Burns”). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The plaintiff seeks damages and/or restitution, an injunction and other relief, including punitive damages, attorneys fees and costs.

The Burns action is substantively similar to three previous legal proceedings filed against the Company since 2002. Each of the prior actions was dismissed, including the most recent proceeding, Drimmer v. WD-40 Company (“Drimmer”), a case filed by the same plaintiff law firm in April 2006 in the United States District Court, Southern District of California. In August 2008, the Company defeated the Drimmer plaintiff’s motion for class certification, a decision that was upheld by the Ninth Circuit Court of Appeals in September 2009. The Drimmer action was subsequently dismissed with prejudice in March 2010.

In the Burns action, the parties have conducted limited discovery, including the Company’s deposition of the plaintiff in March 2011 to determine the facts upon which the plaintiff bases its individual claims and suitability as a proposed class representative. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss in Burns is remote.

Since 2004, the Company has been named as a defendant in lawsuits brought by a group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and that the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits and continues to obtain dismissals reducing the number of pending actions. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss from the Benzene Lawsuits is remote.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2011.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2011.

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

The provision for income taxes was 32.9% and 34.2% of income before income taxes for the three months ended February 28, 2011 and 2010, respectively, and 32.2% and 34.3% of income before income taxes for the six months ended February 28, 2011 and 2010, respectively. The decrease in the effective tax rates for both the three and six month periods was primarily due to the increasing income from the Company’s foreign operations which are taxed at lower rates when compared to domestic rates and an increase in the tax benefit associated with the qualified domestic production activities deduction from period to period. The decrease was also caused by the reversal of uncertain tax position reserves due to various state audit settlements, the release of the remaining valuation allowance on foreign net operating loss carryforwards, and the tax impact of the recent reinstatement of the federal research and development credit on the Company’s 2010 and 2011 fiscal years.

The total amount of unrecognized tax benefits was $3.6 million as of February 28, 2011 and August 31, 2010, of which $1.0 million and $1.1 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total balance of accrued interest related to uncertain tax positions was $0.2 million as of February 28, 2011 and August 31, 2010. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three and six month periods ended February 28, 2011 and 2010. During the three months ended February 28, 2011, the Company recognized tax benefits of $0.1 million primarily due to expiring state statutes.

During the six months ended February 28, 2011, the Company recognized tax benefits of $0.1 million primarily due to expiring state statutes.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2007 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2006 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2005 through 2007. The Company has estimated that up to $0.7 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 10. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment, with the exception of certain research and development expenses which the Europe segment started to incur during the current fiscal year. All such corporate expenses are not allocated to other segments because the Company’s segments are run independently. As a result, there are few costs that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2011
Net sales	$38,086	$31,757	$9,363	$79,206
Income from operations (1)	$4,464	$7,637	$1,760	$13,861
Depreciation and amortization expense	$504	$312	$50	$866
Interest income	$2	$24	$27	$53
Interest expense	$216	$—	$3	$219
Total assets	$185,156	$93,713	$11,710	$290,579
2010
Net sales	$44,217	$28,634	$7,702	$80,553
Income from operations (1)	$8,016	$7,009	$1,587	$16,612
Depreciation and amortization expense	$750	$312	$42	$1,104
Interest income	$—	$26	$14	$40
Interest expense	$399	$—	$2	$401
Total assets	$182,102	$77,498	$9,370	$268,970

(1)	Income from operations for the Americas segment included corporate expenses of $5.3 million and $4.7 million for the three months ended February 28, 2011 and 2010, respectively. Income from operations for the Europe segment included research and development expenses of $0.3 million for the three months ended February 28, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the Six Months Ended February 28:

	Americas	Europe	Asia-Pacific	Total
2011
Net sales	$77,301	$62,514	$20,318	$160,133
Income from operations (2)	$8,642	$14,246	$4,295	$27,183
Depreciation and amortization expense	$1,126	$623	$95	$1,844
Interest income	$7	$50	$51	$108
Interest expense	$536	$—	$5	$541
Total assets	$185,156	$93,713	$11,710	$290,579
2010
Net sales	$87,896	$55,881	$14,497	$158,274
Income from operations (2)	$14,886	$13,735	$2,720	$31,341
Depreciation and amortization expense	$1,477	$631	$78	$2,186
Interest income	$—	$49	$26	$75
Interest expense	$921	$—	$4	$925
Total assets	$182,102	$77,498	$9,370	$268,970

(2)	Income from operations for the Americas segment included corporate expenses of $9.9 million and $9.1 million for the six months ended February 28, 2011 and 2010, respectively. Income from operations for the Europe segment included research and development expenses of $0.4 million for the six months ended February 28, 2011.

Net Sales by Product Line:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Multi-purpose maintenance products	$65,440	$65,635	$131,973	$126,315
Homecare and cleaning products	13,766	14,918	28,160	31,959

Total	$79,206	$80,553	$160,133	$158,274

Note 11. Subsequent Events

On March 22, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on April 29, 2011 to shareholders of record on April 15, 2011.

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan, which was previously approved on December 14, 2010, to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is now authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the $9.6 million utilized to date, subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on October 18, 2010.

In order to show the impact of changes in foreign currency exchange rates on our results of operations, we have included constant currency disclosures, where necessary, in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars using the exchange rates in effect for the corresponding period of the prior fiscal year. We use results on a constant currency basis as one of the measures to understand our operating results and evaluate our performance in comparison to prior periods. Results on a constant currency basis are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and should be considered in addition to, not as a substitute for, results prepared in accordance with GAAP.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS™. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. We launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. We also market the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

Highlights for our business for the six months ended February 28, 2011, include the following:

•

Consolidated net sales increased $1.9 million, or 1%, and consolidated net income decreased $1.9 million, or 9%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.9 million on consolidated net sales for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on consolidated net income for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

•

Sales of multi-purpose maintenance products increased 4% for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year due to sales growth in the Europe and Asia-Pacific segments of 13% and 44%, respectively. Sales of multi-purpose maintenance products in the Europe segment increased primarily due to the continued growth of the WD-40 Smart Straw product, an increased focus on the industrial channel and the ongoing growth of our base business. Sales of multi-purpose maintenance products in the Asia-Pacific segment increased due to improved economic conditions, significant promotional activities and the ongoing growth of our base business. Partially offsetting these increases was a decrease in sales of multi-purpose maintenance products in the Americas segment of 10% due to lower U.S. sales of WD-40 products. Sales of the WD-40 products in the U.S. decreased primarily due to lost distribution, a lower level of replenishment orders from and timing of promotional activities with certain of our key customers.

•

Sales of homecare and cleaning products decreased 12% for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to the sales decrease of 17% in the Americas segment related to Spot Shot products. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, lost distribution and the volatility of orders from and promotional programs with customers, particularly those in the warehouse club and mass retail channels.

•

Our gross profit as a percentage of net sales decreased to 51.4% for the six months ended February 28, 2011 compared to 51.9% for the corresponding period of the prior fiscal year due to several factors. Gross margin was unfavorably impacted by the combined effects of changes in the costs of petroleum-based materials and aerosol cans, sales mix changes and the impact of unfavorable changes in foreign currency exchange rates from period to period. These unfavorable items were partially offset by lower advertising and promotional discounts and the impact of sales price increases from period to period.

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

Results of Operations

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$65,440	$65,635	$(195)	—
Homecare and cleaning products	13,766	14,918	(1,152)	(8)%

Total net sales	79,206	80,553	(1,347)	(2)%
Cost of products sold	38,160	38,320	(160)	—

Gross profit	41,046	42,233	(1,187)	(3)%
Operating expenses	27,185	25,621	1,564	6%

Income from operations	$13,861	$16,612	$(2,751)	(17)%

Net income	$9,108	$10,677	$(1,569)	(15)%

Earnings per common share – diluted	$0.53	$0.64	$(0.11)	(17)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas	$38,086	$44,217	$(6,131)	(14)%
Europe	31,757	28,634	3,123	11%
Asia-Pacific	9,363	7,702	1,661	22%

Total	$79,206	$80,553	$(1,347)	(2)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$27,937	$32,650	$(4,713)	(14)%
Homecare and cleaning products	10,149	11,567	(1,418)	(12)%

Total	$38,086	$44,217	$(6,131)	(14)%

% of consolidated net sales	48%	55%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $38.1 million, down $6.1 million, or 14%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $4.7 million, or 14%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. This sales decrease was driven by lower sales of WD-40 products in the U.S. which were down $5.0 million, or 20%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to a lower level of replenishment orders from and promotional activities with certain of our key customers. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels, it is common for our sales to vary period over period and year and year.

Sales of homecare and cleaning products in the Americas segment decreased $1.4 million, or 12%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, lost distribution and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased $1.2 million, or 12%, from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down $0.8 million, or 15%, in the U.S. for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including the timing and lower level of promotional activities, specifically those within the warehouse club channel, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $0.5 million, or 15%, from period to period due to lost distribution and competitive factors.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the three months ended February 28, 2011, compared to the distribution for the three months ended February 28, 2010, when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$29,804	$26,590	$3,214	12%
Homecare and cleaning products	1,953	2,044	(91)	(4)%

Total	$31,757	$28,634	$3,123	11%

% of consolidated net sales	40%	35%

Sales in the Europe segment increased to $31.8 million, up $3.1 million, or 11%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $32.7 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $4.0 million, or 14%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium). Overall, sales from direct markets decreased $0.4 million, or 2%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. We experienced sales increases in Italy and France of 22% and 10%, respectively, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. More than offsetting these sales increases were sales decreases in the Germanics sales region, Iberia and the U.K. of 10%, 6% and 3%, respectively, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

The sales growth in Italy and France was primarily due to new distribution, the continued growth of the WD-40 Smart Straw product, our increased focus on the industrial channel and the ongoing growth of our base business. The sales decreases in the Germanics sales region, Iberia and the U.K. were primarily due to the unfavorable impact of changes in foreign currency exchange rates for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Sales from direct markets accounted for 65% of the Europe segment’s sales for the three months ended February 28, 2011 compared to 72% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $3.5 million, or 46%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of WD-40 products in Eastern Europe and Northern Europe as a result of increased promotional activities and the ongoing growth of our base business. The distributor markets accounted for 35% of the total Europe segment’s sales for the three months ended February 28, 2011, compared to 28% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$7,699	$6,395	$1,304	20%
Homecare and cleaning products	1,664	1,307	357	27%

Total	$9,363	$7,702	$1,661	22%

% of consolidated net sales	12%	10%

In the Asia-Pacific segment, which includes Asia and Australia, sales increased to $9.4 million, up $1.7 million, or 22%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 28, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $9.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.4 million, or 17%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 60% of the total sales in the Asia-Pacific segment for the three months ended February 28, 2011, increased $1.0 million, or 20%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $0.5 million, or 15%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, the Philippines and Korea. Sales in China increased $0.5 million, or 38%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and the timing of promotional activities.

Sales in Australia increased $0.7 million, or 24%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.4 million, or 12%, for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit decreased to $41.0 million for the three months ended February 28, 2011 compared to $42.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased slightly to 51.8% for the three months ended February 28, 2011 compared to 52.4% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including costs associated with petroleum-based materials and aerosol cans, sales mix changes, sales price increases and the level of discounts offered to our customers.

Gross margin was negatively impacted by 0.4 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. As a result of an aerosol can price increase that our suppliers implemented in January 2011 and the continued pressures on the costs associated with petroleum-based materials, we expect that raw materials will continue to have a negative impact on our cost of products sold in future periods.

Sales mix changes unfavorably impacted gross margin by 0.7 percentage points for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. In addition, changes in foreign currency exchange rates and other miscellaneous items when combined unfavorably impacted gross margin by 0.2 percentage points from period to period.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented on certain products during the three months ended February 28, 2011 positively affected gross margin by 0.3 percentage points. Advertising, promotional and other discounts decreased during the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year positively impacting gross margin by 0.4 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the three months ended February 28, 2011 was subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.4 million and $3.2 million for the three months ended February 28, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2011 increased $1.5 million, or 8%, to $21.6 million from $20.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.3% for the three months ended February 28, 2011 from 24.9% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and increased freight and professional services costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.3 million for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. The increase in employee-related costs from period to period was primarily due to annual compensation increases and higher staffing levels, which were significantly offset by lower bonus expenses. Professional services costs increased $0.5 million due to higher consulting and legal fees. Freight costs increased $0.3 million primarily due to higher diesel costs for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, which include travel and meeting expenses and research and development expenses increased by $0.4 million period over period. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the three months ended February 28, 2011 and 2010 were $1.3 million and $1.1 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. We have recently developed a new WD-40 Specialist line of products which consist of certain specialty products aimed at current users of the WD-40 brand. We plan to launch some of the products in this line in the U.S. and U.K. at the end of the current fiscal year.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses remained constant at $5.4 million for each of the three months ended February 28, 2011 and 2010. As a percentage of net sales, these expenses increased to 6.8% for the three months ended February 28, 2011 from 6.6% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2011 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2011 were $3.5 million compared to $3.3 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $8.9 million and $8.7 million for the three months ended February 28, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets, which included the Carpet Fresh and X-14 trade names and the 1001 non-contractual customer relationships, was $181,000 and $185,000 for the three months ended February 28, 2011 and 2010, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2011	2010	Change
Interest income	$53	$40	$13
Interest expense	$219	$401	$(182)
Other expense, net	$119	$36	$83
Provision for income taxes	$4,468	$5,538	$(1,070)

Interest Income

Interest income increased for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.2 million for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Expense, Net

Other expense, net increased $0.1 million for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher foreign currency exchange losses for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 32.9% of income before taxes for the three months ended February 28, 2011 compared to 34.2% for the corresponding period of the prior fiscal year. The decrease was primarily due to the increasing income from our foreign operations which are taxed at lower rates when compared to domestic rates and the increase in the tax benefit associated with the qualified domestic production activities deduction. The decrease was also due to the reversal of uncertain tax position reserves due to various state audit settlements, the release of the remaining valuation allowance on foreign net operating loss carryforwards, and the tax impact of the recent reinstatement of the federal research and development credit on our 2010 and 2011 fiscal years.

Net Income

Net income was $9.1 million, or $0.53 per common share on a fully diluted basis for the three months ended February 28, 2011, compared to $10.7 million, or $0.64 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates did not have a material impact on net income for the three months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Six Months Ended February 28, 2011 Compared to Six Months Ended February 28, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$131,973	$126,315	$5,658	4%
Homecare and cleaning products	28,160	31,959	(3,799)	(12)%

Total net sales	160,133	158,274	1,859	1%
Cost of products sold	77,865	76,128	1,737	2%

Gross profit	82,268	82,146	122	—
Operating expenses	55,085	50,805	4,280	8%

Income from operations	$27,183	$31,341	$(4,158)	(13)%

Net income	$18,187	$20,090	$(1,903)	(9)%

Earnings per common share – diluted	$1.06	$1.20	$(0.14)	(12)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas	$77,301	$87,896	$(10,595)	(12)%
Europe	62,514	55,881	6,633	12%
Asia-Pacific	20,318	14,497	5,821	40%

Total	$160,133	$158,274	$1,859	1%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$56,393	$62,570	$(6,177)	(10)%
Homecare and cleaning products	20,908	25,326	(4,418)	(17)%

Total	$77,301	$87,896	$(10,595)	(12)%

% of consolidated net sales	48%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $77.3 million, down $10.6 million, or 12%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $6.2 million, or 10%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. This sales decrease was driven by lower sales of WD-40 products in the U.S. which were down $6.6 million, or 14%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to lost distribution, a lower level of replenishment orders from and the timing of promotional activities with certain of our key customers. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels, it is common for our sales to vary period over period and year and year.

Sales of homecare and cleaning products in the Americas segment decreased $4.4 million, or 17%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, lost distribution and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased $4.2 million, or 18%, from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down $3.2 million, or 30%, in the U.S. for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including the timing and lower level of promotional activities, specifically those within the warehouse club channel, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $0.7 million, or 10%, from period to period due to lost distribution and competitive factors.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the six months ended February 28, 2011, compared to the distribution for the six months ended February 28, 2010, when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$58,347	$51,751	$6,596	13%
Homecare and cleaning products	4,167	4,130	37	1%

Total	$62,514	$55,881	$6,633	12%

% of consolidated net sales	39%	35%

Sales in the Europe segment increased to $62.5 million, up $6.6 million, or 12%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $64.4 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $8.5 million, or 15%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium). Overall, sales from direct markets increased $2.2 million, or 6%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 24%; U.K., 11%;

France, 5%; and the Germanics sales region, 2%. Partially offsetting these sales increases was a sales decrease in Iberia of 6% for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

The sales growth throughout most of the Europe segment direct markets was primarily due to new distribution, the continued growth of the WD-40 Smart Straw product, our increased focus on the industrial channel and the ongoing growth of our base business. The sales decrease in Iberia was solely related to the unfavorable impact of changes in foreign currency exchange rates which more than offset the sales increase in local currency of 2% for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Sales from direct markets accounted for 65% of the Europe segment’s sales for the six months ended February 28, 2011 compared to 67% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $4.4 million, or 25%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of WD-40 products in Eastern Europe and Northern Europe as a result of increased promotional activities and the ongoing growth of our base business. The distributor markets accounted for 35% of the total Europe segment’s sales for the six months ended February 28, 2011, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$17,233	$11,994	$5,239	44%
Homecare and cleaning products	3,085	2,503	582	23%

Total	$20,318	$14,497	$5,821	40%

% of consolidated net sales	13%	9%

In the Asia-Pacific segment, which includes Asia and Australia, sales increased to $20.3 million, up $5.8 million, or 40%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the six months ended February 28, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $19.6 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.1 million, or 35%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 65% of the total sales in the Asia-Pacific segment for the six months ended February 28, 2011, increased $4.4 million, or 50%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $2.9 million, or 43%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, the Philippines and Korea. Sales in China increased $1.5 million, or 76%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and significant promotional activities that occurred during the first quarter of fiscal year 2011 aimed at building user awareness and distribution in the China region.

Sales in Australia increased $1.4 million, or 25%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.8 million, or 14%, for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions, promotional activities with several key customers during the first quarter of fiscal year 2011 and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $82.3 million for the six months ended February 28, 2011 compared to $82.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased slightly to 51.4% for the six months ended February 28, 2011 compared to 51.9% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including costs associated with petroleum-based materials and aerosol cans, sales mix changes, sales price increases and the level of discounts offered to our customers.

Gross margin was negatively impacted by 0.5 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. As a result of an aerosol can price increase that our suppliers implemented in January 2011 and the continued pressures on the costs associated with petroleum-based materials, we expect that raw materials will continue to have a negative impact on our cost of products sold in future periods.

Sales mix changes unfavorably impacted gross margin by 0.4 percentage points for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. In addition, changes in foreign currency exchange rates and other miscellaneous items when combined unfavorably impacted gross margin by 0.3 percentage points from period to period.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented on certain products during the six months ended February 28, 2011 positively affected gross margin by 0.2 percentage points. Advertising, promotional and other discounts decreased during the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year positively impacting gross margin by 0.5 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the six months ended February 28, 2011 was subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $6.8 million and $6.5 million for the six months ended February 28, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2011 increased $3.4 million, or 9%, to $43.3 million from $39.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.0% for the six months ended February 28, 2011 from 25.2% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased freight and professional services costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.8 million for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. The increase in employee-related costs from period to period was primarily due to annual compensation increases, which were implemented in the first quarter of the current fiscal year and not in the prior fiscal year, and higher staffing levels. These increases in employee-related costs were partially offset by the lower bonus expenses from period to period. Travel and meeting expenses increased $0.7 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Professional services costs increased $0.9 million due to higher consulting and legal fees. Freight costs increased $0.4 million primarily due to increased diesel costs and slightly higher sales volumes for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, which include broker sales commissions, research and development expenses and general office expenses increased by $0.6 million period over period. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the six months ended February 28, 2011 and 2010 were $2.5 million and $2.3 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. We have recently developed a new WD-40 Specialist line of products which consist of certain specialty products aimed at current users of the WD-40 brand. We plan to launch some of the products in this line in the U.S. and U.K. at the end of the current fiscal year.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2011 increased $0.8 million, or 8%, to $11.4 million from $10.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 7.1% for the six months ended February 28, 2011 from 6.7% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Europe and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2011 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2011 were $8.0 million compared to $8.2 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.4 million and $18.8 million for the six months ended February 28, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets, which included the Carpet Fresh and X-14 trade names and the 1001 non-contractual customer relationships, was $363,000 and $370,000 for the six months ended February 28, 2011 and 2010, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28,
	2011	2010	Change
Interest income	$108	$75	$33
Interest expense	$541	$925	$(384)
Other income, net	$78	$78	$—
Provision for income taxes	$8,641	$10,479	$(1,838)

Interest Income

Interest income increased for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the first six months of fiscal year 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.4 million for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income, Net

Other income, net remained constant at $0.1 million for each of the six month periods ended February 28, 2011 and 2010.

Provision for Income Taxes

The provision for income taxes was 32.2% for the six months ended February 28, 2011 compared to 34.3% for the corresponding period of the prior fiscal year. The decrease in the effective tax rate is primarily due to the increasing income from our foreign operations which are taxed at lower rates when compared to domestic rates and the increase in the tax benefit associated with the qualified domestic production activities deduction. The decrease was also due to favorable provision adjustments, most of which were recorded during the three months ended November 30, 2010, the reversal of uncertain tax position reserves due to various state audit settlements, the release of the remaining valuation allowance on foreign net operating loss carryforwards, and the tax impact of the recent reinstatement of the federal research and development credit on our 2010 and 2011 fiscal years.

Net Income

Net income was $18.2 million, or $1.06 per common share on a fully diluted basis for the six months ended February 28, 2011, compared to $20.1 million, or $1.20 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. The change in foreign currency exchange rates did not have a material impact on net income for the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our 50/30/20 rule, which includes gross margin, cost of doing business, and EBITDA, the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 50% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be at or above 20% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 50/30/20 targets over the long-term.

The following table summarizes the results of these performance measures for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Gross margin	52%	52%	51%	52%
Cost of doing business as a percentage of net sales	34%	31%	34%	31%
EBITDA as a percentage of net sales	18%	22%	18%	21%

We use the performance measures above to establish financial goals and to gain an understanding of the comparative performance of the Company from period to period. We believe that these measures provide our shareholders with additional insights into the Company’s results of operations and how we run our business. The non-GAAP financial measures are supplemental in nature and should not be considered in isolation or as alternatives to net income, income from operations or other financial information prepared in accordance with GAAP as indicators of the Company’s performance or operations. Reconciliations of these non-GAAP financial measures to our financial statements as prepared in accordance with GAAP are as follows:

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Total operating expenses—GAAP	$27,185	$25,621	$55,085	$50,805
Amortization of definite-lived intangible assets	(181)	(185)	(363)	(370)
Depreciation (in operating departments)	(403)	(398)	(796)	(792)

Cost of doing business	$26,601	$25,038	$53,926	$49,643

Net sales	$79,206	$80,553	$160,133	$158,274
Cost of doing business as a percentage of net sales	34%	31%	34%	31%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net income—GAAP	$9,108	$10,677	$18,187	$20,090
Provision for income taxes	4,468	5,538	8,641	10,479
Interest income	(53)	(40)	(108)	(75)
Interest expense	219	401	541	925
Amortization of definite-lived intangible assets	181	185	363	370
Depreciation	685	919	1,481	1,816

EBITDA	$14,608	$17,680	$29,105	$33,605

Net sales	$79,206	$80,553	$160,133	$158,274
EBITDA as a percentage of net sales	18%	22%	18%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $8.0 million for the six months ended February 28, 2011 compared to $23.4 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our $10.0 million revolving credit facility, which expires in October 2011, and is currently undrawn. At February 28, 2011, we had a total of $67.5 million in cash and cash equivalents. We believe that these existing cash and cash equivalents at February 28, 2011, the liquidity provided by our revolving credit facility and our anticipated cash flows from operations will be sufficient to meet the projected operating and capital requirements for our current business plans. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, stock repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

The outstanding indebtedness under our original $75 million, 7.28% fixed-rate term loan was $10.7 million as of February 28, 2011. The final payment on this term loan is due in October 2011.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2011	2010	Change
Net cash provided by operating activities	$7,959	$23,423	$(15,464)
Net cash used in investing activities	$(1,186)	$(698)	$(488)
Net cash used in financing activities	$(17,188)	$(18,018)	$830

Operating Activities

Net cash provided by operating activities decreased $15.5 million to $8.0 million for the six months ended February 28, 2011 from $23.4 million for the corresponding period of the prior fiscal year. Cash provided by operating activities decreased for the six months ended February 28, 2011 compared to the corresponding period in the prior fiscal year primarily due to a decrease in net income and changes in operating assets and liabilities, changes in accounts payable and accrued expenses and liabilities, inventories, other assets and income taxes payable. Accounts payable and accrued expenses and liabilities decreased from period to period primarily due to the payment of fiscal year 2010 bonuses during the first quarter of fiscal year 2011 which were significantly higher than those paid in the corresponding period of the prior fiscal year. Inventories increased due to additional purchases in support of promotions in the upcoming quarters and purchases associated with innovation initiatives and/or supply chain initiatives. Other assets, which include income taxes receivable amounts, decreased and income taxes payable increased both of which were primarily due to the timing of income tax accruals and the related payments during the six months ended February 28, 2011 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used for investing activities increased $0.5 million to $1.2 million for the six months ended February 28, 2011 from $0.7 million for the corresponding period of the prior fiscal year due primarily to higher capital expenditures. Capital expenditures during the six months ended February 28, 2011 were primarily for machinery and equipment, computer equipment and software.

Financing Activities

Net cash used for financing activities decreased $0.8 million to $17.2 million for the six months ended February 28, 2011 from $18.0 million for the corresponding period of the prior fiscal year due primarily to significantly higher proceeds from the issuance of common stock which were significantly offset by treasury stock purchases which were transacted during the second quarter of fiscal year 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2011, no such commitments were outstanding.

Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which is in effect through December 13, 2011. Under the plan, we are authorized to acquire up to $25.0 million of our outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through February 28, 2011, we repurchased 243,500 shares at a total cost of $9.6 million.

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan, which was previously approved on December 14, 2010, to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is now authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the $9.6 million utilized to date, subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

Dividends

On March 22, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on April 29, 2011 to shareholders of record on April 15, 2011. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

There have been no changes to the items disclosed as critical accounting policies in Part II — Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report Form 10-K for the fiscal year ended August 31, 2010, with the exception of the changes that we made to the critical accounting policy on the valuation of goodwill and indefinite-lived intangible assets as it relates to the results of the annual impairment test and evaluation that we conducted in the second quarter of fiscal year 2011.

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

During the second quarter of fiscal year 2011, we performed our annual impairment test of goodwill. Based on the results of this test, we determined that our goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2011. To date, we have not identified or recorded any impairment losses related to our goodwill.

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

No impairment was identified or recorded related to our indefinite-lived intangible assets during fiscal year 2010 and no events or circumstances occurred during this period that indicated that an indefinite life was no longer warranted for any of these intangible assets.

During the second quarter of fiscal year 2011, we conducted the annual impairment test for our indefinite-lived intangible assets, which included the 2000 Flushes, Spot Shot and 1001 trade names. All three of these trade names generate their own revenue streams and the revenues for each are in no way dependent on the revenue streams of any of the other trade names. Based on the results of this annual impairment test, we determined that none of these intangible assets were impaired as of February 28, 2011. Although no impairment was identified during this annual impairment test, the amount by which the fair values exceeded the carrying values for two of the three trade names decreased from the fiscal year 2010 annual impairment test. This is due to the manner in which the Company plans to manage these trade names in future periods, the decreased sales for these trade names in recent periods and the lower level of forecasted sales for these trade names in future periods.

In conjunction with the annual impairment test that was conducted in the second quarter of fiscal year 2011, we also performed an evaluation of our indefinite-lived intangible assets to determine whether an indefinite life for each trade name was still warranted as of February 28, 2011. As a result of this evaluation, we determined that events and circumstance had occurred during the second quarter of fiscal year 2011 which indicated that the 2000 Flushes, Spot Shot and 1001 trade names should no longer be considered to have indefinite lives. These events and circumstances included the following, all of which indicate that these three trade names are definite-lived:

•

Our strategic decision to divert research and development resources from our 2000 Flushes, Spot Shot and 1001 trade names so that we can focus more specifically and continue to gain momentum on the development and extension of our multi-purpose maintenance products;

•	The tactical manner in which we intend to manage all three trade names in future periods;
•	Lost distribution within certain channels for these trade names, which we may or may not be able to recover in future periods;
•	The recent increased variability of promotional activities with certain of our key customers for these trade names, which we may or may not be able to reverse in future periods; and
•

A lower level of forecasted sales for each of these trade names as a result of decreased sales for each in recent periods and the manner in which we intend to manage these trade names in future periods.

As a result of the aforementioned events and circumstances, we determined that it was appropriate to change the 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived to definite-lived intangibles effective February 28, 2011.

We determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, we concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name will be amortized on a straight-line basis beginning on March 1, 2011. In future periods, total amortization expense of approximately $0.4 million quarterly or $1.6 million annually will be recorded associated with these three trade names.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. We are required to apply these new requirements in its fiscal year beginning after December 15, 2010. We have evaluated this updated authoritative guidance, and we do not expect it to have a material impact on our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II-Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2011, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. The Company intends to vigorously defend this claim of intentional false patent marking. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss from this action is remote.

On June 18, 2010, a legal action, entitled Andrea Burns v. WD-40 Company, was filed against the Company in the Superior Court of California for the County of Orange (“Burns”). The complaint seeks class action status and alleges that the Company misrepresented that its 2000 Flushes Bleach and 2000 Flushes Blue Plus Bleach automatic toilet bowl cleaners (“ATBCs”) are safe for plumbing systems and unlawfully omitted to advise consumers regarding the allegedly damaging effect the use of the ATBCs has on toilet parts made of plastic and rubber. The plaintiff seeks damages and/or restitution, an injunction and other relief, including punitive damages, attorneys fees and costs.

The Burns action is substantively similar to three previous legal proceedings filed against the Company since 2002. Each of the prior actions was dismissed, including the most recent proceeding, Drimmer v. WD-40 Company (“Drimmer”), a case filed by the same plaintiff law firm in April 2006 in the United States District Court, Southern District of California. In August 2008, the Company defeated the Drimmer plaintiff’s motion for class certification, a decision that was upheld by the Ninth Circuit Court of Appeals in September 2009. The Drimmer action was subsequently dismissed with prejudice in March 2010.

In the Burns action, the parties have conducted limited discovery, including the Company’s deposition of the plaintiff in March 2011 to determine the facts upon which the plaintiff bases its individual claims and suitability as a proposed class representative. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss in Burns is remote.

Since 2004, the Company has been named as a defendant in lawsuits brought by a group of attorneys on behalf of individual plaintiffs who assert that exposure to products that allegedly contain benzene is a cause of certain cancers (the “Benzene Lawsuits”). The Company is one of many defendants in these legal proceedings whose products are alleged to contain benzene. However, the Company specifies that its suppliers provide constituent ingredients free of benzene. The Company believes its products have always been formulated without containing benzene and that the facts developed in litigation to date support this position. The plaintiffs in the Benzene Lawsuits typically seek damages in unspecified amounts for injuries or death attributable to a form of cancer linked to exposure to benzene. The Company is unable to quantify the total amount of damages asserted by the plaintiffs in the Benzene Lawsuits. Except for self-insured retention amounts applicable to each separately filed lawsuit, the Company expects that the Benzene Lawsuits will be adequately covered by insurance and will not have a material impact on the Company’s consolidated financial position or results of operations. The Company is vigorously defending these lawsuits and continues to obtain dismissals reducing the number of pending actions. Based on information known to the Company at this time, the Company has concluded that its exposure to material loss from the Benzene Lawsuits is remote.

Other than set forth herein, during the quarter ended February 28, 2011, there were no developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which is in effect through December 13, 2011. Under the plan, the Company is authorized to acquire up to $25.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through February 28, 2011, the Company repurchased 243,500 shares at a total cost of $9.6 million.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2011. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – December 31	—	$—	—	$25,000,000
January 1 – January 31	112,500	$38.41	112,500	$20,677,075
February 1 – February 28	131,000	$39.90	131,000	$15,447,660

Total	243,500	$39.21	243,500

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan, which was previously approved on December 14, 2010, to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is now authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the $9.6 million utilized to date, subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

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

WD-40 COMPANY Registrant

Date: April 7, 2011	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)