Form 10-Q
period 2011-05-31
WD 40 CO
filed 2011-07-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 5, 2011 was 16,558,795.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	May 31, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$70,281	$75,928
Trade accounts receivable, less allowance for doubtful accounts of $412 and $299 at May 31, 2011 and August 31, 2010, respectively	52,797	47,846
Inventories	20,667	14,573
Current deferred tax assets, net	4,787	4,747
Assets held for sale	879	—
Other current assets	4,038	7,314

Total current assets	153,449	150,408

Property and equipment, net	8,343	9,322
Goodwill	95,484	95,235
Other intangible assets, net	30,549	31,272
Other assets	2,852	2,871

Total assets	$290,677	$289,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,785	$18,943
Accrued liabilities	15,922	14,382
Current portion of long-term debt	10,715	10,714
Accrued payroll and related expenses	5,677	14,265
Income taxes payable	942	1,516

Total current liabilities	55,041	59,820

Long-term debt	—	10,715
Long-term deferred tax liabilities, net	19,146	17,414
Deferred and other long-term liabilities	4,759	4,635

Total liabilities	78,946	92,584

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,833,955 and 18,251,142 shares issued at May 31, 2011 and August 31, 2010, respectively; and 16,739,480 and 16,687,644 shares outstanding at May 31, 2011 and August 31, 2010, respectively	19	18
Additional paid-in capital	112,669	93,101
Retained earnings	170,304	157,805
Accumulated other comprehensive income (loss)	107	(4,334)
Common stock held in treasury, at cost — 2,094,475 and 1,563,498 shares at May 31, 2011 and August 31, 2010, respectively	(71,368)	(50,066)

Total shareholders’ equity	211,731	196,524

Total liabilities and shareholders’ equity	$290,677	$289,108

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net sales	$85,536	$82,561	$245,669	$240,835
Cost of products sold	43,397	40,306	121,262	116,434

Gross profit	42,139	42,255	124,407	124,401

Operating expenses:
Selling, general and administrative	22,588	23,348	65,866	63,231
Advertising and sales promotion	7,121	5,685	18,565	16,237
Amortization of definite-lived intangible assets	587	178	950	548

Total operating expenses	30,296	29,211	85,381	80,016

Income from operations	11,843	13,044	39,026	44,385

Other income (expense):
Interest income	59	49	167	124
Interest expense	(277)	(402)	(818)	(1,327)
Other income, net	119	42	197	120

Income before income taxes	11,744	12,733	38,572	43,302
Provision for income taxes	3,684	3,616	12,325	14,095

Net income	$8,060	$9,117	$26,247	$29,207

Earnings per common share:
Basic	$0.48	$0.55	$1.55	$1.76

Diluted	$0.47	$0.54	$1.53	$1.74

Shares used in per share calculations:
Basic	16,851	16,613	16,880	16,585

Diluted	17,027	16,752	17,063	16,697

Dividends declared per common share	$0.27	$0.25	$0.81	$0.75

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’	Total Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Income
Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524
Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	582,813	1	15,827	—	—	—	—	15,828
Stock-based compensation	—	—	2,671	—	—	—	—	2,671
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares	—	—	1,070	—	—	—	—	1,070
Cash dividends ($0.81 per share)	—	—	—	(13,748)	—	—	—	(13,748)
Acquisition of treasury stock	—	—	—	—	—	530,977	(21,302)	(21,302)
Foreign currency translation adjustment, net of tax provision of $72	—	—	—	—	4,441	—	—	4,441	$4,441
Net income	—	—	—	26,247	—	—	—	26,247	26,247

Balance at May 31, 2011	18,833,955	$19	$112,669	$170,304	$107	2,094,475	$(71,368)	$211,731	$30,688

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended May 31,
	2011	2010
Operating activities:
Net income	$26,247	$29,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,130	3,279
Net losses (gains) on sales and disposals of property and equipment	147	(57)
Deferred income taxes	466	1,087
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(924)	(165)
Stock-based compensation	2,671	2,275
Unrealized foreign currency exchange losses, net	218	1,037
Provision for bad debts	108	59
Changes in assets and liabilities:
Trade accounts receivable	(3,822)	(4,115)
Inventories	(5,627)	271
Other assets	3,289	459
Accounts payable and accrued expenses and liabilities	(6,068)	6,963
Income taxes payable	1,635	(1,505)
Deferred and other long-term liabilities	103	(45)

Net cash provided by operating activities	21,573	38,750

Investing activities:
Purchases of property and equipment	(2,004)	(1,326)
Proceeds from sales of property and equipment	127	192

Net cash used in investing activities	(1,877)	(1,134)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)
Dividends paid	(13,748)	(12,476)
Proceeds from issuance of common stock	16,518	2,561
Treasury stock purchases	(21,302)	—
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	924	165

Net cash used in financing activities	(28,322)	(20,464)

Effect of exchange rate changes on cash and cash equivalents	2,979	(3,967)

Net (decrease) increase in cash and cash equivalents	(5,647)	13,185

Cash and cash equivalents at beginning of period	75,928	45,956

Cash and cash equivalents at end of period	$70,281	$59,141

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS®. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. The Company launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. The Company also markets the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores and its affiliates worldwide accounted for approximately 7 percent and 6 percent of the Company’s consolidated net sales for the three months ended May 31, 2011 and 2010, respectively, and approximately 7 percent and 9 percent of the Company’s consolidated net sales for the nine months ended May 31, 2011 and 2010, respectively. Accounts receivable from Wal-Mart stores and its affiliates accounted for 5 percent and 9 percent of the Company’s consolidated accounts receivable balances at May 31, 2011 and August 31, 2010, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At May 31, 2011, the Company had $12.3 million of foreign currency forward contracts outstanding which mature from June 2011 through September 2011. Unrealized net gains related to foreign currency forward contracts were not material at May 31, 2011 and August 31, 2010. Realized net losses related to foreign currency forward contracts were $0.2 million and $0.5 million for the three and nine months ended May 31, 2011, respectively. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and nine month periods ended May 31, 2010.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets, which include trade names and non-contractual customer relationships. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset.

Although the Company has been working with an agent over the last several quarters to lease a warehouse facility that it currently owns in Memphis, Tennessee, it has not been successful in doing so to date. As a result, during the third quarter of fiscal year 2011, the Company decided to approve and start executing upon a plan to sell this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

facility. The Company classifies assets as held for sale when they meet the criteria set forth in the authoritative guidance on property, plant and equipment. Based on the approval of the plan to sell this facility in May 2011, this property met the held for sale classification criteria and the Company reclassified this property from held and used to held for sale. As of May 31, 2011, this property was included in the assets held for sale at the lower of its carrying value or fair value less the costs to sell in the Company’s condensed consolidated balance sheets.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

within those years, beginning after December 15, 2011. The Company expects the adoption of this updated authoritative guidance to have an impact on its consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and related disclosures. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board (“IASB”) to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have a material impact on its consolidated financial statement disclosures.

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	May 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,481	$—	$7,481	$—

	August 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,362	$—	$24,362	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Money market funds are highly liquid investments classified as cash equivalents in the Company’s condensed consolidated balance sheets at May 31, 2011 and August 31, 2010. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended May 31, 2011.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $11.0 million and $22.4 million at May 31, 2011 and August 31, 2010, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of May 31, 2011 and August 31, 2010.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Product held at contract packagers	$1,652	$1,536
Raw materials and components	2,473	1,811
Work-in-process	571	979
Finished goods	15,971	10,247

Total	$20,667	$14,573

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Machinery, equipment and vehicles	$13,340	$12,162
Buildings and improvements	3,383	4,416
Computer and office equipment	3,524	3,075
Software	4,239	4,011
Furniture and fixtures	1,140	1,092
Land	294	542

Subtotal	25,920	25,298
Less: accumulated depreciation and amortization	(17,577)	(15,976)

Total	$8,343	$9,322

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. Other intangible assets, including both indefinite-lived intangible assets and definite-lived intangible assets, consist

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the quarter ended February 28, 2011, the Company performed its annual impairment test of goodwill. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. This annual test follows a two-step process and is conducted by applying fair value concepts. Only the first step of the annual goodwill impairment test was required as the fair values of all reporting units significantly exceeded their carrying values. In performing the annual impairment test of its goodwill, the Company considered the fair value concepts of a market participant and the highest and best use for the asset. Based on the results of the annual goodwill impairment test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2011.

During the second quarter of fiscal year 2011, the Company conducted the annual impairment test for its indefinite-lived intangible assets, which included the 2000 Flushes, Spot Shot and 1001 trade names. In performing the annual impairment test of these indefinite-lived intangible assets, the Company considered the fair value concepts of a market participant and the highest and best use for the intangible assets. All three of these trade names generate their own revenue streams and the revenues for each are in no way dependent on the revenue streams of any of the other trade names. Based on the results of this annual impairment test, the Company determined that none of these intangible assets were impaired as of February 28, 2011. Although no impairment was identified during this annual impairment test, the amount by which the fair values exceeded the carrying values for two of the three trade names decreased from the fiscal year 2010 annual impairment test. This is due to the manner in which the Company plans to manage these trade names in future periods, the decreased sales for these trade names in recent periods and the lower level of forecasted sales for these trade names in future periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As a result of the aforementioned events and circumstances, the Company determined that it was appropriate to change the 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived to definite-lived intangible assets effective February 28, 2011.

The Company determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, the Company concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name will be amortized on a straight-line basis beginning on March 1, 2011. In periods beginning after February 28, 2011, total amortization expense of approximately $0.4 million quarterly or $1.6 million annually will be recorded associated with these three trade names.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or intangible assets for the quarter ended May 31, 2011.

Goodwill

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$85,546	$8,479	$1,210	$95,235
Translation adjustments	36	212	1	249

Balance as of May 31, 2011	$85,582	$8,691	$1,211	$95,484

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Prior to February 28, 2011, indefinite-lived intangible assets, which were not being amortized, consisted of the 2000 Flushes, Spot Shot and 1001 trade names and were included in other intangible assets, net in the Company’s condensed consolidated balance sheets. At February 28, 2011, the Company changed the classification of all three trade names from indefinite-lived to definite-lived. As a result, the Company no longer has indefinite-lived intangible assets as of February 28, 2011. Changes in the carrying amounts of indefinite-lived intangible assets by segment for the nine months ended May 31, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$24,500	$3,149	$—	$27,649
Translation adjustments	—	124	—	124
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	(24,500)	(3,273)	—	(27,773)

Balance as of May 31, 2011	$—	$—	$—	$—

Definite-lived Intangible Assets

Prior to February 28, 2011, the Company’s definite-lived intangible assets consisted of the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004. The Carpet Fresh and X-14 trade names are being amortized on a straight-line basis over their estimated useful lives of thirteen and eight years, respectively. The non-contractual customer relationships intangible asset is being amortized on a straight-line basis over its estimated useful life of eight years. At February 28, 2011, the Company changed the classification of its 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to definite-lived. Thus, beginning on March 1, 2011, the 1001 trade name is being amortized on a straight-line basis over its estimated useful life of twenty years, and the 2000 Flushes and Spot Shot trade names are being amortized over their estimated useful lives of seventeen years. The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2011	August 31, 2010
Gross carrying amount	$7,071	$6,842
Accumulated amortization	(4,367)	(3,219)
Translation adjustments	72	—
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	27,773	—

Net carrying amount	$30,549	$3,623

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$2,892	$731	$—	$3,623
Amortization expense	(596)	(354)	—	(950)
Translation adjustments	42	61	—	103
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	24,500	3,273	—	27,773

Balance as of May 31, 2011	$26,838	$3,711	$—	$30,549

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

	Trade Names	Non-Contractual Customer Relationships	Total
Remainder of fiscal year 2011	$466	$122	$588
Fiscal year 2012	1,867	286	2,153
Fiscal year 2013	1,867	—	1,867
Fiscal year 2014	1,867	—	1,867
Fiscal year 2015	1,867	—	1,867
Thereafter	22,207	—	22,207

Total	$30,141	$408	$30,549

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Accrued advertising and sales promotion expenses	$9,493	$8,940
Accrued professional services fees	1,319	1,160
Accrued sales taxes	936	797
Accrued other taxes	754	914
Other	3,420	2,571

Total	$15,922	$14,382

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Accrued bonuses	$1,617	$8,333
Accrued payroll	1,765	2,020
Accrued profit sharing	1,062	2,051
Accrued payroll taxes	826	1,388
Other	407	473

Total	$5,677	$14,265

Deferred and other long-term liabilities consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Supplemental employee retirement plan benefits liability	$746	$705
Other income taxes payable	3,846	3,846
Other	167	84

Total	$4,759	$4,635

Note 8. Share Repurchase Plan

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

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date, subject to the same approval and compliance requirements as described above. During the period from December 14, 2010 through May 31, 2011, the Company repurchased 530,977 shares at a total cost of $21.3 million.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net income	$8,060	$9,117	$26,247	$29,207
Less: Net income allocated to participating securities	(29)	(32)	(93)	(95)

Net income available to common shareholders	$8,031	$9,085	$26,154	$29,112

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Weighted-average common shares outstanding, basic	16,851	16,613	16,880	16,585
Weighted-average dilutive securities	176	139	183	112

Weighted-average common shares outstanding, diluted	17,027	16,752	17,063	16,697

For the three and nine months ended May 31, 2011, there were no anti-dilutive stock options outstanding. For the three and nine months ended May 31, 2010, weighted-average stock options outstanding to purchase 585,663 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

608,500 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the period.

Note 10. Commitments and Contingencies

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2011, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. Management is of the opinion that none of these matters is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. Based on information known to the Company as of May 31, 2011, the Company concluded that its exposure to material loss from this action was remote. See Note 13—Subsequent Events for information on recent developments on this claim.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2011.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2011.

Note 11. Income Taxes

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

The provision for income taxes was 31.4% and 28.4% of income before income taxes for the three months ended May 31, 2011 and 2010, respectively. The increase in the effective tax rate for the three months ended May 31, 2011 as compared to the corresponding period of the prior fiscal year was attributable to the addition of an uncertain tax liability of $0.3 million during the quarter associated with foreign operations.

The provision for income taxes was 32.0% and 32.6% of income before income taxes for the nine months ended May 31, 2011 and 2010, respectively. The effective tax rate decreased period over period primarily due to benefits from both an increase in the percentage of the domestic production deduction; an increasingly favorable mix of foreign earnings taxed at lower rates; as well as the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of certain statutes due to the closing of certain tax years. These benefits were significantly offset by the addition during the third quarter of an uncertain tax liability of $0.3 million associated with foreign operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The total amount of unrecognized tax benefits was $3.5 million as of May 31, 2011 and $3.6 million as of August 31, 2010, of which $1.0 million and $1.1 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

During the nine months ended May 31, 2011, the Company recorded liabilities related to unrecognized tax benefits of $0.5 million and recognized tax benefits of $0.5 million, of which $0.4 million is primarily due to expiring state statutes. The result was no net tax benefit or liability.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million and $0.2 million as of May 31, 2011 and August 31, 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. There were no material interest or penalties included in income tax expense for each of the three and nine month periods ended May 31, 2011 and 2010. During the three months ended May 31, 2011, the Company recognized tax benefits of $0.3 million primarily due to expiring state statutes.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2007 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2006 are no longer subject to examination. The Company is currently under audit in various state and local jurisdictions for fiscal years 2005 through 2007. The Company has estimated that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2011
Net sales	$46,223	$28,139	$11,174	$85,536
Income from operations (1)	$5,607	$4,925	$1,311	$11,843
Depreciation and amortization expense	$858	$374	$54	$1,286
Interest income	$1	$29	$29	$59
Interest expense	$274	$—	$3	$277
Total assets	$172,419	$105,910	$12,348	$290,677
2010
Net sales	$46,464	$27,000	$9,097	$82,561
Income from operations (1)	$6,151	$5,451	$1,442	$13,044
Depreciation and amortization expense	$754	$301	$38	$1,093
Interest income	$—	$30	$19	$49
Interest expense	$399	$—	$3	$402
Total assets	$187,462	$75,823	$9,312	$272,597

(1)	Income from operations for the Americas segment included corporate expenses of $5.1 million and $4.4 million for the three months ended May 31, 2011 and 2010, respectively. Income from operations for the Europe segment included research and development expenses of $0.2 million for the three months ended May 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the Nine Months Ended May 31:

	Americas	Europe	Asia-Pacific	Total
2011
Net sales	$123,524	$90,653	$31,492	$245,669
Income from operations (2)	$14,249	$19,171	$5,606	$39,026
Depreciation and amortization expense	$1,984	$997	$149	$3,130
Interest income	$8	$79	$80	$167
Interest expense	$810	$—	$8	$818
Total assets	$172,419	$105,910	$12,348	$290,677
2010
Net sales	$134,360	$82,881	$23,594	$240,835
Income from operations (2)	$21,037	$19,186	$4,162	$44,385
Depreciation and amortization expense	$2,231	$932	$116	$3,279
Interest income	$—	$79	$45	$124
Interest expense	$1,320	$—	$7	$1,327
Total assets	$187,462	$75,823	$9,312	$272,597

(2)	Income from operations for the Americas segment included corporate expenses of $14.9 million and $13.0 million for the nine months ended May 31, 2011 and 2010, respectively. Income from operations for the Europe segment included research and development expenses of $0.6 million for the nine months ended May 31, 2011.

Net Sales by Product Line:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Multi-purpose maintenance products	$72,664	$67,928	$204,636	$194,243
Homecare and cleaning products	12,872	14,633	41,033	46,592

Total	$85,536	$82,561	$245,669	$240,835

Note 13. Subsequent Events

On June 21, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on July 29, 2011 to shareholders of record on July 15, 2011.

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”). The Agreement consists of a $75.0 million three-year revolving credit facility (the “Credit Facility”), which was undrawn at closing. The proceeds of the Credit Facility will be used to support the continued growth of the business, the Company’s share repurchase activities and other general business needs. This Credit Facility replaces the Company’s existing $10.0 million unsecured revolving credit facility that was executed in September 2008 with Union Bank, N.A., and as a result, the $10.0 million revolving credit facility, which was undrawn, was terminated effective June 17, 2011.

On June 6, 2011, Promote Innovation, LLC voluntarily dismissed its false marking claim against the Company, without prejudice. This complaint was filed on October 3, 2010 (Promote Innovation, LLC v. WD-40 Company) and alleged that the Company had intentionally included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. See Note 10 — Commitments and Contingencies for additional information on this claim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on October 18, 2010.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market three multi-purpose maintenance product brands, WD-40®, 3-IN-ONE® Oil and BLUE WORKS®. Blue Works, which is targeted at the industrial channel, is the newest of these product brands. We launched Blue Works in the U.S. in the second quarter of fiscal year 2010 and in select markets in Europe starting in November 2010. We also market the following homecare and cleaning product brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2011:

•

Consolidated net sales increased $4.8 million, or 2%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.8 million on consolidated net sales for the nine months ended May 31, 2011. Thus, on a constant currency basis, sales would have increased by $3.0 million, or 1%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

•	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE, and BLUE WORKS brands, were $204.6 million, up 5% from the same period last fiscal year.

•	Homecare and cleaning products sales, which include all other brands, were $41.0 million, down 12% from the same period last fiscal year.

•

Americas segment sales were $123.5 million, down 8% compared to the same period last fiscal year. Europe segment sales were $90.7 million, up 9% compared to the same period last fiscal year. Asia-Pacific segment sales were $31.5 million, up 33% compared to the same period last fiscal year.

•

Consolidated net income decreased $3.0 million, or 10%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the nine months ended May 31, 2011. Thus, on a constant currency basis, consolidated net income would have decreased $3.2 million, or 11%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 50.6% for the nine months ended May 31, 2011 compared to 51.7% for the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the nine months ended May 31, 2011 were $1.53 versus $1.74 in the prior fiscal year period.

•

Geographic expansion continues to be a major contributor to our sales growth. Total net sales outside the U.S. were up 13% for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. Blue Works has been launched in the U.S. and select markets in Europe and the WD-40 Specialist™ line of products is currently on track to be launched in the U.S. and the U.K. starting in the next few months.

•	Share repurchases have been successfully executed under our $60.0 million approved share buy-back plan and totaled $21.3 million during the second and third quarters of fiscal year 2011.

•	A new $75.0 million credit facility was executed on June 17, 2011, significantly increasing available cash funds to the Company under such facilities.

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

Results of Operations

Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$72,664	$67,928	$4,736	7%
Homecare and cleaning products	12,872	14,633	(1,761)	(12)%

Total net sales	85,536	82,561	2,975	4%
Cost of products sold	43,397	40,306	3,091	8%

Gross profit	42,139	42,255	(116)	—
Operating expenses	30,296	29,211	1,085	4%

Income from operations	$11,843	$13,044	$(1,201)	(9)%

Net income	$8,060	$9,117	$(1,057)	(12)%

Earnings per common share — diluted	$0.47	$0.54	$(0.07)	(13)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas	$46,223	$46,464	$(241)	(1)%
Europe	28,139	27,000	1,139	4%
Asia-Pacific	11,174	9,097	2,077	23%

Total	$85,536	$82,561	$2,975	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$37,012	$35,233	$1,779	5%
Homecare and cleaning products	9,211	11,231	(2,020)	(18)%

Total	$46,223	$46,464	$(241)	(1)%

% of consolidated net sales	54%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $46.2 million, down $0.2 million, or 1%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $1.8 million, or 5%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 products in the U.S. and Canada, which were up 3% and 24%, respectively, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. The increase in the U.S. was primarily due to a major promotional program for the WD-40 products which was conducted during the three months ended May 31, 2011 with certain of our key customers. Although this was a major promotional program in the U.S. and sales increased from period to period, sales of the WD-40 products have been negatively impacted in fiscal year 2011 by reduced product offerings and lost promotional opportunities with certain of our key customers. The increase in Canada was due to a higher level of promotional activities for the WD-40 products from period to period. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels, it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $2.0 million, or 18%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 23% from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down 23% in the U.S. for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including lost promotional opportunities with our customers, specifically those within the warehouse club channel, category declines, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $0.6 million, or 18%, from period to period due to competitive factors, category declines and lost distribution.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended May 31, 2011, compared to the distribution for the three months ended May 31, 2010, when 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$26,047	$25,061	$986	4%
Homecare and cleaning products	2,092	1,939	153	8%

Total	$28,139	$27,000	$1,139	4%

% of consolidated net sales	33%	33%

Sales in the Europe segment increased to $28.1 million, up $1.1 million, or 4%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $26.3 million in the Europe segment. Thus, on a constant currency basis, sales would have decreased by $0.7 million, or 2%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland,

Switzerland and Belgium). Overall, sales from direct markets increased $1.5 million, or 8%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout the Europe segment for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 25%; Iberia and France, 13% each; U.K., 4%; and the Germanics sales region, 3%.

The sales growth in the direct markets throughout the Europe segment was primarily due to new distribution, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products, our increased focus on the industrial channel and the ongoing growth of our base business. Sales from direct markets accounted for 70% of the Europe segment’s sales for the three months ended May 31, 2011 compared to 67% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales decreased $0.4 million, or 4%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year, primarily due to decreased sales of WD-40 products in the Middle East as a result of unstable economic conditions. The distributor markets accounted for 30% of the Europe segment’s total sales for the three months ended May 31, 2011, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$9,605	$7,635	$1,970	26%
Homecare and cleaning products	1,569	1,462	107	7%

Total	$11,174	$9,097	$2,077	23%

% of consolidated net sales	13%	11%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $11.2 million, up $2.1 million, or 23%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $10.6 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.5 million, or 16%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 63% of the total sales in the Asia-Pacific segment for the three months ended May 31, 2011, increased $1.3 million, or 22%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $0.5 million, or 12%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, Taiwan and Korea. Sales in China increased $0.8 million, or 41%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and the timing of promotional activities.

Sales in Australia increased $0.8 million, or 24%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.3 million, or 8%, for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit decreased to $42.1 million for the three months ended May 31, 2011 compared to $42.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 49.3% for the three months ended May 31, 2011 compared to 51.2% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including costs associated with petroleum-based materials and aerosol cans, sales mix changes, sales price increases and the level of discounts offered to our customers.

Gross margin was negatively impacted by 2.5 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. As a result of an aerosol can price increase that our suppliers implemented in January 2011 and the increase in the costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011, our gross margin was negatively impacted from period to period. We expect that petroleum-based material costs will continue to be volatile and that volatility will have an impact on our cost of products sold in future periods.

Sales mix changes and the impact of changes in foreign currency exchange rates each negatively impacted gross margin by 0.2 percentage points for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. In addition, other miscellaneous items when combined unfavorably impacted gross margin by 0.4 percentage points from period to period.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented on certain products during the three months ended May 31, 2011 positively affected gross margin by 0.6 percentage points. Advertising, promotional and other discounts decreased during the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year positively impacting gross margin by 0.8 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the three months ended May 31, 2011 was subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $4.1 million and $3.4 million for the three months ended May 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2011 decreased $0.7 million, or 3%, to $22.6 million from $23.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 26.4% for the three months ended May 31, 2011 from 28.3% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was largely attributable to lower employee-related costs, which were significantly offset by the unfavorable impact of changes in foreign currency exchange rates and increased professional services and freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased $2.8 million for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to lower bonus expense. Based on our most recent forecast and estimates in the third quarter of fiscal year 2011, certain of our business segments are not expected to achieve the sales and other profit performance metrics required to trigger payout of bonuses. As a result, bonus expense for the three months ended May 31, 2011 reflects these lower expected levels of achievement. This decrease in employee-related costs from period to period was slightly offset by annual compensation increases, which were implemented in the first quarter of the current fiscal year and not in the prior fiscal year, and higher staffing levels. Changes in foreign currency exchange rates increased SG&A expenses by $0.7 million for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the three months ended May 31, 2011 would have been $21.9 million resulting in a decrease in such expenses of $1.4 million for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Professional services costs increased $0.5 million due to higher legal and consulting fees. Freight costs also increased $0.5 million primarily due to higher diesel costs and slightly higher sales volumes for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, which primarily include travel and meeting expenses, office overhead expenses, investor relations expenses and research and development expenses increased by $0.4 million period over period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the three months ended May 31, 2011 and 2010 were $1.1 million and $1.4 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. We have recently developed a new WD-40 Specialist line of products which consist of certain specialty products aimed at current users of the WD-40 brand. We plan to start launching some of the products in this line in the U.S. and U.K. in the next few months.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2011 increased $1.4 million, or 25%, to $7.1 million from $5.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 8.3% for the three months ended May 31, 2011 from 6.9% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Americas and Europe segments. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on advertising and sales promotion expenses for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, advertising and sales promotion expenses for the three months ended May 31, 2011 would have been $6.9 million resulting in an increase in such expenses of $1.2 million period over period. Investment in global advertising and sales promotion expenses for fiscal year 2011 is expected to be approximately 7.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2011 were $5.5 million compared to $5.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $12.6 million and $11.1 million for the three months ended May 31, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.6 million and $0.2 million for the three months ended May 31, 2011 and 2010, respectively. The increase in amortization for the three months ended May 31, 2011 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the three months ended May 31, 2010 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

Beginning March 1, 2011, the 1001 trade name is being amortized on a straight-line basis over its estimated useful life of twenty years, and the 2000 Flushes and Spot Shot trade names are being amortized over their estimated useful lives of seventeen years. The non-contractual customer relationships intangible asset and the 1001 trade name are recorded and amortized in Pounds Sterling and are converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2011	2010	Change
Interest income	$59	$49	$10
Interest expense	$277	$402	$(125)
Other income, net	$119	$42	$77
Provision for income taxes	$3,684	$3,616	$68

Interest Income

Interest income increased for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income, Net

Other income, net increased $0.1 million for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher foreign currency exchange gains for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 31.4% of income before taxes for the three months ended May 31, 2011 compared to 28.4% for the corresponding period of the prior fiscal year. The increase in the effective tax rate for the three months ended May 31, 2011 as compared to the corresponding period of the prior fiscal year was attributable to the addition of an uncertain tax liability of $0.3 million during the quarter associated with foreign operations.

Net Income

Net income was $8.1 million, or $0.47 per common share on a fully diluted basis for the three months ended May 31, 2011, compared to $9.1 million, or $0.54 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.3 million on net income for the three months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income for the three months ended May 31, 2011 would have been $7.8 million.

Nine Months Ended May 31, 2011 Compared to Nine Months Ended May 31, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$204,636	$194,243	$10,393	5%
Homecare and cleaning products	41,033	46,592	(5,559)	(12)%

Total net sales	245,669	240,835	4,834	2%
Cost of products sold	121,262	116,434	4,828	4%

Gross profit	124,407	124,401	6	—
Operating expenses	85,381	80,016	5,365	7%

Income from operations	$39,026	$44,385	$(5,359)	(12)%

Net income	$26,247	$29,207	$(2,960)	(10)%

Earnings per common share — diluted	$1.53	$1.74	$(0.21)	(12)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas	$123,524	$134,360	$(10,836)	(8)%
Europe	90,653	82,881	7,772	9%
Asia-Pacific	31,492	23,594	7,898	33%

Total	$245,669	$240,835	$4,834	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$93,405	$97,803	$(4,398)	(4)%
Homecare and cleaning products	30,119	36,557	(6,438)	(18)%

Total	$123,524	$134,360	$(10,836)	(8)%

% of consolidated net sales	50%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $123.5 million, down $10.8 million, or 8%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $4.4 million, or 4%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. This sales decrease was primarily driven by lower sales of WD-40 products in the U.S., which were down 8% for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to reduced product offerings and lost promotional opportunities with certain of our key customers. These decreased sales of WD-40 products in the U.S. were offset by higher sales of these same products in Latin America and in Canada, which were up 8% and 4%, respectively, primarily due to new distribution and a higher level of promotional activities from period to period. As a result of fluctuations in the promotional opportunities that we have with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels, it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $6.4 million, or 18%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 20% from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down 28% in the U.S. for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including lost promotional opportunities with our customers, specifically those within the warehouse club channel, category declines, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $1.3 million, or 11%, from period to period due to competitive factors, category declines and lost distribution.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the nine months ended May 31, 2011, compared to the distribution for the nine months ended May 31, 2010, when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$84,394	$76,812	$7,582	10%
Homecare and cleaning products	6,259	6,069	190	3%

Total	$90,653	$82,881	$7,772	9%

% of consolidated net sales	37%	34%

Sales in the Europe segment increased to $90.7 million, up $7.8 million, or 9%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium). Overall, sales from direct markets increased $3.7 million, or 7%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. We experienced sales growth throughout most of the Europe segment for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 24%; U.K., 9%; France, 8%; and the Germanics sales region, 2%.

The sales growth in the direct markets throughout the Europe segment was primarily due to new distribution, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products and our increased focus on the industrial channel. In addition, sales in the direct markets were favorably impacted by the ongoing growth of our base business as well as the economic recovery in the U.K. market. Sales from direct markets accounted for 66% of the Europe segment’s sales for the nine months ended May 31, 2011 compared to 67% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $4.0 million, or 15%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 products in Eastern Europe and Northern Europe as a result of our continued focus on the growth of our base business. The distributor markets accounted for 34% of the Europe segment’s total sales for the nine months ended May 31, 2011, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$26,838	$19,628	$7,210	37%
Homecare and cleaning products	4,654	3,966	688	17%

Total	$31,492	$23,594	$7,898	33%

% of consolidated net sales	13%	10%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $31.5 million, up $7.9 million, or 33%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the nine months ended May 31, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $30.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.6 million, or 28%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 64% of the total sales in the Asia-Pacific segment for the nine months ended May 31, 2011, increased $5.7 million, or 39%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $3.3 million, or 32%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, the Philippines and Taiwan. Sales in China increased $2.4 million, or 58%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and significant promotional activities that occurred during the first and second quarters of fiscal year 2011, which were aimed at building user awareness and distribution in the China region.

Sales in Australia increased $2.2 million, or 24%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $1.1 million, or 12%, for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to improved economic conditions, promotional activities and the ongoing growth of our base business.

Gross Profit

Gross profit remained constant at $124.4 million for each of the nine months ended May 31, 2011 and 2010. As a percentage of net sales, gross profit decreased to 50.6% for the nine months ended May 31, 2011 compared to 51.7% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including costs associated with petroleum-based materials and aerosol cans, sales mix changes, sales price increases and the level of discounts offered to our customers.

Gross margin was negatively impacted by 1.2 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. As a result of an aerosol can price increase that our suppliers implemented in January 2011 and the increase in the costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011, our gross margin from period to period was negatively impacted. We expect that petroleum-based material costs will continue to be volatile and that volatility will have an impact on our cost of products sold in future periods.

Sales mix changes and the impact of changes in foreign currency exchange rates each negatively impacted gross margin by 0.2 percentage points for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. In addition, other miscellaneous items when combined unfavorably impacted gross margin by 0.4 percentage points from period to period.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented on certain products during the nine months ended May 31, 2011 positively affected gross margin by 0.3 percentage points. Advertising, promotional and other discounts decreased during the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year positively impacting gross margin by 0.6 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during the nine months ended May 31, 2011 was subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $10.9 million and $9.9 million for the nine months ended May 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2011 increased $2.7 million, or 4%, to $65.9 million from $63.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased slightly to 26.8% for the nine months ended May 31, 2011 from 26.3% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher professional services costs, increased freight costs, a higher level of expenses associated with travel and meetings, increased office overhead costs and the unfavorable impact of changes in foreign currency exchange rates, all of which were partially offset by lower employee-related costs period over period. Professional services costs increased $1.3 million due to higher legal and consulting fees. Freight costs increased $0.9 million primarily due to increased diesel costs and slightly higher sales volumes for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Travel and meeting expenses also increased $0.9 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Office overhead expenses increased $0.4 million primarily due to repairs required at our Memphis warehouse facility. Changes in foreign currency exchange rates increased SG&A expenses by $0.4 million for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the nine months ended May 31, 2011 would have been $65.5 million resulting in an increase of $2.3 million for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses, which primarily include broker sales commissions, bad debt expense and investor relations expenses increased by $0.7 million period over period.

The increases in SG&A expenses described above were partially offset by lower employee-related costs from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased $1.9 million for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to lower bonus expense. Based on our most recent forecast and estimates in the third quarter of fiscal year 2011, certain of our business segments are not expected to achieve the sales and other profit performance metrics required to trigger payout of bonuses. As a result, bonus expense for the nine months ended May 31, 2011 reflects these lower expected levels of achievement. This decrease in employee-related costs from period to period was slightly offset by higher staffing levels and annual compensation increases, which were implemented in the first quarter of the current fiscal year and not in the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the nine months ended May 31, 2011 and 2010 were $3.6 million and $3.7 million, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2011 increased $2.4 million, or 14%, to $18.6 million from $16.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 7.6% for the nine months ended May 31, 2011 from 6.7% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Europe and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2011 were $13.5 million compared to $13.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $32.1 million and $29.9 million for the nine months ended May 31, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.0 million and $0.5 million for the nine months ended May 31, 2011 and 2010, respectively. The increase in amortization for the nine months ended May 31, 2011 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the nine months ended May 31, 2010 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

Beginning March 1, 2011, the 1001 trade name is being amortized on a straight-line basis over its estimated useful life of twenty years, and the 2000 Flushes and Spot Shot trade names are being amortized over their estimated useful lives of seventeen years. The non-contractual customer relationships intangible asset and the 1001 trade name are recorded and amortized in Pounds Sterling and are converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization from period to period is the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2011	2010	Change
Interest income	$167	$124	$43
Interest expense	$818	$1,327	$(509)
Other income, net	$197	$120	$77
Provision for income taxes	$12,325	$14,095	$(1,770)

Interest Income

Interest income increased for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher average cash balances during the first nine months of fiscal year 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.5 million for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income, Net

Other income, net increased $0.1 million for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year primarily due to higher foreign currency exchange gains for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 32.0% of income before taxes for the nine months ended May 31, 2011 compared to 32.6% for the corresponding period of the prior fiscal year. The effective tax rate decreased period over period primarily due to benefits from both an increase in the percentage of the domestic production deduction; an increasingly favorable mix of foreign earnings taxed at lower rates; as well as the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of certain statutes due to the closing of certain tax years. These benefits were significantly offset by the addition during the third quarter of an uncertain tax liability of $0.3 million associated with foreign operations.

Net Income

Net income was $26.2 million, or $1.53 per common share on a fully diluted basis for the nine months ended May 31, 2011, compared to $29.2 million, or $1.74 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income for the nine months ended May 31, 2011 would have been $26.0 million.

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

The following table summarizes the results of these performance measures for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Gross margin	49%	51%	51%	52%
Cost of doing business as a percentage of net sales	34%	35%	34%	33%
EBITDA as a percentage of net sales	15%	17%	17%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Total operating expenses — GAAP	$30,296	$29,211	$85,381	$80,016
Amortization of definite-lived intangible assets	(587)	(178)	(950)	(548)
Depreciation (in operating departments)	(431)	(382)	(1,227)	(1,174)

Cost of doing business	$29,278	$28,651	$83,204	$78,294

Net sales	$85,536	$82,561	$245,669	$240,835
Cost of doing business as a percentage of net sales	34%	35%	34%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net income — GAAP	$8,060	$9,117	$26,247	$29,207
Provision for income taxes	3,684	3,616	12,325	14,095
Interest income	(59)	(49)	(167)	(124)
Interest expense	277	402	818	1,327
Amortization of definite-lived intangible assets	587	178	950	548
Depreciation	699	915	2,180	2,731

EBITDA	$13,248	$14,179	$42,353	$47,784

Net sales	$85,536	$82,561	$245,669	$240,835
EBITDA as a percentage of net sales	15%	17%	17%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $21.6 million for the nine months ended May 31, 2011 compared to $38.8 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility, which is currently undrawn. Previously, we had a revolving credit facility with Union Bank, N.A. in the amount of $10.0 million, but this credit facility was terminated effective on June 17, 2011 when we entered into a new $75.0 million unsecured revolving credit facility with Bank of America, N.A. (“Bank of America”). Our available cash funds have increased significantly under this new credit facility with Bank of America. See Note 13 — Subsequent Events for additional information on our new $75.0 million revolving credit facility.

At May 31, 2011, we had a total of $70.3 million in cash and cash equivalents. We believe that these existing cash and cash equivalents at May 31, 2011, the liquidity provided by our new $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, loan covenants and any other relevant considerations currently facing our business.

The outstanding indebtedness under our original $75.0 million, 7.28% fixed-rate term loan was $10.7 million as of May 31, 2011. The final payment on this term loan is due in October 2011.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2011	2010	Change
Net cash provided by operating activities	$21,573	$38,750	$(17,177)
Net cash used in investing activities	(1,877)	(1,134)	(743)
Net cash used in financing activities	(28,322)	(20,464)	(7,858)
Effect of exchange rate changes on cash and cash equivalents	2,979	(3,967)	6,946

Net (decrease) increase in cash and cash equivalents	$(5,647)	$13,185	$(18,832)

Operating Activities

Net cash provided by operating activities decreased $17.2 million to $21.6 million for the nine months ended May 31, 2011 from $38.8 million for the corresponding period of the prior fiscal year. Cash provided by operating activities decreased for the nine months ended May 31, 2011 compared to the corresponding period in the prior fiscal year primarily due to a decrease in net income and changes in operating assets and liabilities, changes in accounts payable and accrued expenses and liabilities, inventories, income taxes payable and other assets, which include income taxes receivable balances. Accounts payable and accrued expenses and other liabilities decreased from period to period primarily due to the payment of fiscal year 2010 bonuses during the first quarter of fiscal year 2011 which were significantly higher than those paid in the corresponding period of the prior fiscal year and lower bonus accruals for the current fiscal year. Inventories increased due to additional purchases in support of promotions in the upcoming quarters and purchases associated with innovation initiatives and/or supply chain initiatives. The combined changes in income taxes payable and other assets were primarily due to the timing of income tax accruals and the related payments during the nine months ended May 31, 2011 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used for investing activities increased $0.8 million to $1.9 million for the nine months ended May 31, 2011 from $1.1 million for the corresponding period of the prior fiscal year due primarily to higher purchases of property and equipment. Purchases of property and equipment during the nine months ended May 31, 2011 were primarily for machinery and equipment, computer equipment and software.

Financing Activities

Net cash used for financing activities increased $7.8 million to $28.3 million for the nine months ended May 31, 2011 from $20.5 million for the corresponding period of the prior fiscal year due primarily to treasury stock purchases which were transacted during the second and third quarters of fiscal year 2011. The increases were significantly offset by higher proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollars and a significant portion of our consolidated cash balances are denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $3.0 million for the nine months ended May 31, 2011 as compared to a decrease in cash of $4.0 million for the same period in fiscal year 2010. The increase of $7.0 million from period to period is primarily due to significant changes in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. During the first nine months of fiscal year 2011, the Pound Sterling to U.S. Dollar exchange rate increased from 1.5514 to 1.6475 whereas it decreased from 1.6275 to 1.4517 during the first nine months of fiscal year 2010.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2011, no such commitments were outstanding.

Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011. Under the plan, the Company was authorized to acquire up to $25.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date, subject to the same approval and compliance requirements as described above. During the period from December 14, 2010 through May 31, 2011, the Company repurchased 530,977 shares at a total cost of $21.3 million.

Dividends

On June 21, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on July 29, 2011 to shareholders of record on July 15, 2011. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Valuation of Goodwill and Indefinite-lived Intangible Assets

The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess possible impairments to goodwill and existing indefinite-lived intangible assets at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. In performing the annual impairment test of our goodwill and indefinite-lived intangible assets, we consider the new fair value concepts of a market participant and the highest and best use for our intangible assets.

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

We test for impairment of our existing indefinite-lived intangible assets based on a discounted cash flow approach that requires significant management judgment and estimates with respect to, among other considerations, forecasted sales revenue, advertising and promotional expenses, cost of products sold, gross margins, operating margins, the success of product innovations and introductions, customer retention, tax rates, terminal growth values and the selection of appropriate discount and royalty rates. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For our existing indefinite-lived intangible assets, an impairment loss is recognized when the fair value of the asset is less than its carrying amount and is measured as the amount by which the asset’s carrying amount exceeds its fair value.

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

As a result of the aforementioned events and circumstances, we determined that it was appropriate to change the 2000 Flushes, Spot Shot and 1001 trade names from indefinite-lived to definite-lived intangible assets effective February 28, 2011.

We determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, we concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name will be amortized on a straight-line basis beginning on March 1, 2011. In periods beginning after

February 28, 2011, total amortization expense of approximately $0.4 million quarterly or $1.6 million annually will be recorded associated with these three trade names.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects the adoption of this updated authoritative guidance to have an impact on its consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and disclosures. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board (“IASB”) to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this updated authoritative guidance to have a material impact on its consolidated financial statement disclosures.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2011, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint is a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleges that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint seeks to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which is to be paid to the United States. On June 6, 2011, Promote Innovation LLC voluntarily dismissed its false marking claim against the Company, without prejudice.

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

Other than set forth herein, during the quarter ended May 31, 2011 and through the filing date of this report on Form 10-Q, there were no developments with respect to legal proceedings that were pending as of the prior fiscal year end and disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the SEC on October 18, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011. Under the plan, the Company was authorized to acquire up to $25.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto.

On April 4, 2011, the Company’s Board of Directors approved an increase to the existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date, subject to the same approval and compliance requirements as described above. During the period from December 14, 2010 through May 31, 2011, the Company repurchased 530,977 shares at a total cost of $21.3 million.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2011. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions after May 18, 2011 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – March 31	—	$—	—	$50,447,660
April 1 – April 30	140,666	$40.79	140,666	$44,707,344
May 1 – May 31	146,811	$40.91	146,811	$38,698,244

Total	287,477	$40.85	287,477

Item 6.	Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 8, 2011	By:	/s/ GARRY O. RIDGE

Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT

Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)