Form 10-K
period 2011-08-31
WD 40 CO
filed 2011-10-20
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2011 was approximately $644,884,759.

As of October 14, 2011, there were 15,962,746 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 13, 2011 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the

Fiscal Year Ended August 31, 2011

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

Item 1. Business

Overview

WD-40 Company is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company was founded in 1953 and its headquarters are located in San Diego, California. For more than four decades, the Company sold only one product, WD-40®, a multi-purpose maintenance product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the years, the Company has further developed the WD-40 brand and acquired several brands worldwide, many of which have been homecare and cleaning product brands, in order to build a fortress of brands that deliver a unique high value to end users. In addition, some of these brand acquisitions have provided the Company with access to existing distribution channels for other of its existing brands and have also provided the Company with economies of scale in areas such as sales, manufacturing and administration. The Company’s acquisitions include the following:

•	3-IN-ONE® brand of general purpose and specialty maintenance products in fiscal year 1996;

•	Lava® brand of heavy-duty hand cleaners in fiscal year 1999;

•

2000 Flushes® automatic toilet bowl cleaners, X-14® automatic toilet bowl cleaners and Carpet Fresh® rug and room deodorizers, all of which were associated with the Global Household Brands acquisition, and Solvol® brand of heavy-duty hand cleaners in Australia in fiscal year 2001;

•	Spot Shot® brand, whose primary product was a carpet stain remover; in fiscal year 2002; and

•	1001® line of carpet and household cleaners in the United Kingdom (“U.K.”) in fiscal year 2004.

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands, and it intends to continue to work on future product, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development team, Team Tomorrow, supports new product development and current product improvement for the Company’s brands. Since its inception in fiscal year 2003, Team Tomorrow has made an innovation impact on most of the Company’s fortress of brands. Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™ which is a non-aerosol Spot Shot trigger product, and a mildew stain remover under the X-14 brand. In addition, the Company launched Blue Works®, a new brand of multi-purpose maintenance products targeted at the industrial channel, during fiscal year 2010 and developed a new WD-40 SpecialistTM line of products, which consist of certain specialty maintenance products aimed at current users of the WD-40 brand, during fiscal year 2011. The Company started to launch the first three products in the WD-40 Specialist line in the U.S. during September 2011.

The Company’s core strategic initiatives and the areas where it will continue to focus its time and resources in future periods include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing its position in the multi-purpose maintenance products segment by focusing its research and development resources to leverage its multi-purpose maintenance products and adjacent categories; (iii) developing its business through acquisitions, joint ventures, licensing and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow the Company’s revenues and profits.

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

The Company’s management reviews product performance on the basis of sales, which comes from its two product lines – multi-purpose maintenance products and homecare and cleaning products. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. The financial information required by this item is included in Note 16 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Multi-Purpose Maintenance Products

The WD-40 brand is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through mass retail stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 products are sold worldwide in markets such as North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. WD-40 products have a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

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

The Blue Works brand consists of a line of industrial grade, specialty maintenance products that include lubricants, penetrants, degreasers and cleaners designed specifically for the needs of industrial users. Blue Works products were launched in the U.S. during the second quarter of fiscal year 2010 and in selected markets in Europe in early fiscal year 2011 and are currently sold through the industrial channel. This industrial channel represents a smaller market and experiences slower growth with different sales cycles than do other distribution channels where the Company currently sells its products.

WD-40 Specialist consists of a line of best-in-class performing specialty problem solving products that include penetrants, water resistant silicone sprays, corrosion inhibitors and rust removers that are aimed at the current users of the WD-40 brand. The Company started to launch the first three products in the WD-40 Specialist line in the U.S. during September 2011 using the same established distribution channels where the Company currently sells its existing products.

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

Financial information about operating segments and product lines is included in Note 16 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

Sales and Marketing

The Company’s sales do not reflect any significant degree of seasonality. However, it is common for the Company’s sales to fluctuate from period to period or year to year due to various factors, including but not limited to new or lost distribution, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when the Company gains or loses customers, it gains or loses store count for a customer or its products are added to new locations within a store or removed from existing locations. From time to time, as part of new product offering launches, the Company may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that the Company’s customers offer for sale to end user customers. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause the Company’s sales levels to increase or decrease from period to period. It is also common and/or possible that the Company could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. The Company is accustomed to such fluctuations and manages this as part of its normal business activities.

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

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. The Company incurred research and development expenses of $5.5 million, $5.3 million and $4.8 million in fiscal years 2011, 2010 and 2009, respectively. None of this research and development activity was customer-sponsored.

Manufacturing

The Company outsources directly or through its marketing distributors the manufacturing of its finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the United States, Canada, Brazil, Argentina, the U.K., Australia, China, South Korea and India. Although the Company does not typically have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. In addition, the Company has expanded its manufacturer sourcing outside of its traditional contract manufacturing and distribution model in order to support certain product introductions.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

Significant Customer

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores and its affiliates worldwide accounted for approximately 7 percent, 9 percent and 10 percent of the Company’s consolidated net sales in fiscal years 2011, 2010 and 2009, respectively. Accounts receivable from Wal-Mart stores and its affiliates worldwide accounted for 6 percent and 9 percent of the Company’s consolidated accounts receivable balances at August 31, 2011 and 2010, respectively.

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

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40, 3-IN-ONE, Blue Works, WD-40 Specialist, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered or have pending registration in various countries throughout the world.

Employees

At August 31, 2011, the Company employed 334 people worldwide: 146 by the United States parent corporation (including 6 of whom are based in the Malaysia regional office); 9 by the Canada subsidiary; 126 by the U.K. subsidiary (including 59 in the U.K., 20 in Germany, 23 in France, 16 in Spain and 8 in Italy); 13 by the Australia subsidiary; 38 by the China subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

Financial Information about Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales and total assets by reportable segment and long-lived assets by geography, refer to Note 16 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

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

There is no assurance that the Company will be able to implement and successfully manage its core strategic initiatives, including its four major strategic initiatives, or that the core strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s four major strategic initiatives include: (i) expanding geographically in countries where end users could benefit from or continue to benefit from using the WD-40 brand; (ii) maximizing its position in the multi-purpose maintenance products line by focusing its research and development resources to leverage its multi-purpose maintenance products and adjacent categories; (iii) developing its business through acquisitions, joint ventures licensing and/or other strategic partnerships; and (iv) leveraging the trust the WD-40 brand has established with its wide user base to grow the Company’s revenues and profits. If the Company is unable to implement and successfully manage its core strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its core strategic initiatives will necessarily advance its business or financial results as intended.

Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to the Company’s business and this could adversely affect the Company’s financial condition and results of operations.

The Company relies on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. The Company does not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. Should the terms of doing business with the Company’s primary third-party contract manufacturers, suppliers and/or logistics providers change or should the Company have a disagreement with or be unable to maintain relationships with such third parties or should such third parties experience financial difficulties, the Company’s business may be disrupted. Also, if the Company makes significant changes to the infrastructure that it has in place to manage activities with these third-party contract manufacturers, logistic providers or suppliers and it experiences difficulties with implementing or managing such changes, the Company’s business may be disrupted. Any such disruptions could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, if the Company is unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

Cost increases in finished goods, components, raw materials, transportation and other necessary supplies or services could harm the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based products and aerosol cans, which constitute a significant portion of the costs for many of the Company’s products, have experienced significant price volatility in the past, and may continue to do so in the future. Fluctuations in oil and diesel fuel prices have also impacted the Company’s cost of transporting its products. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Specifically, aerosol can prices are exposed to fluctuations resulting from changes in the cost of tinplate used to manufacture such cans. In the event there is significant volatility in the Company’s cost of goods or increases in raw material and/or component costs or the costs of transportation and other necessary supplies or services, the Company may not be able to maintain its gross margins if it chooses not to raise its product sales prices. Should the Company choose to increase product sales prices to offset cost increases, such increases may adversely affect demand and unit sales. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

Global economic conditions may negatively impact the Company’s financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers, including mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. Consumer purchases of discretionary items, which could include the Company’s multi-purpose maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. In addition, during unfavorable or uncertain economic times, consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations.

The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business. If economic or market conditions in the United States or other key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations. For example, particularly in fiscal year 2009, consumer and business confidence and spending deteriorated significantly as the economy entered a recession. In addition, there were significant global economic events which occurred in late fiscal year 2011 and early fiscal year 2012, including the downgrading of the United States long-term debt by Standard and Poor’s as well as the credit ratings of certain large banks in the United States and the European debt crisis, all of which could trigger a financial crisis and send the economy into a downturn or back into a recession. As a result of these recent events and the general lack of consumer confidence and decreased spending, there is significant instability in the global economy and it is uncertain what the state of the global economy will be in the near-term and what impacts it will have on the Company’s business, financial condition and results of operations.

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

The Company faces significant competition in its markets which could lead to reduced profitability.

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

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements in order to maintain its relative market position.

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

Competitive activity may require the Company to increase its investment in marketing or reduce its sales prices and this may lead to reduced profit margins or a loss of market share, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 60% of consolidated net sales in fiscal year 2011 and one of its strategic initiatives includes expanding its operations globally. The Company faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s international markets, including Latin America, the Middle East, parts of Asia, Eastern Europe and Russia;

•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;

•	challenges associated with the conduct of business in foreign jurisdictions; and

•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the U.S. and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

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

The manufacturing, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with extensive federal, state and foreign laws and regulations. If the Company is not successful in complying with all such regulations or changes to existing regulations, it could be fined and this could adversely affect the Company’s financial condition and results of operations. It is also possible that governments will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company is required to comply with these laws and regulations and it seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development in response to any such regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

In previous years, the California Air Resources Board (“CARB”), one of the most influential state environmental agencies in the United States, has released regulations that have required the Company to reformulate certain of its multi-purpose maintenance products. During 2008, CARB approved regulatory amendments to establish lower limits for Volatile Organic Compounds (“VOCs”) in certain regulated consumer products, including multi-purpose lubricants and penetrants and aerosol spot stain removers, which will require reductions in the levels of VOCs in each product category by dates specified in the amended regulations. For multi-purpose lubricants and penetrants, the regulations require a reduction in VOC levels by December 31, 2013 from the current level of 50% by weight to 25% for most subcategories. These subcategories and the VOC levels required for each are as follows: anti-seize lubricant – 40%; cutting and tapping oil – 25%; gear, chain and wire lubricant – 25%; rust prevention and control lubricant – 25%. Under the current regulations, a further reduction of VOC levels for multi-purpose lubricants and penetrants to 10% will be required by December 31, 2015. For aerosol spot stain removers, the regulations require a reduction in VOC levels from the current standard of 18% by weight to 15%

by December 31, 2012. The Company is required to reformulate certain of its multi-purpose maintenance products and its Spot Shot brand aerosol spot stain remover in order to comply with these lower limits on VOC content. Although the Company will make every effort to reformulate its products to meet these requirements, there can be no assurance that this reformulation can be accomplished at a commercially reasonable cost or without having an adverse impact on product performance. The inability of the Company to successfully reformulate its products to comply with these regulatory amendments could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its core strategic initiatives, which include among other things, geographic expansion and business development through acquisitions, joint ventures, licensing and/or other strategic partnerships, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, (iii) introduce its products to new users and (iv) capture market share from its competitors. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers, which include mass retail customers, account for a large percentage of the Company’s net sales. The Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. The Company is also subject to changes in customer purchasing patterns or level of promotional activities. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease, the Company’s business, financial condition and results of operations may be harmed.

The Company may not successfully develop, introduce and /or establish new products and line extensions.

The Company’s future performance and growth depend, in part, on its ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand consumer preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions. As the Company continues to focus on innovation and renovation, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

If the success and reputation of one or more of the Company’s leading brands erodes, its business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives do not have the desired impact on the brands’ image or do not attract customers as intended. The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, packaging errors and incorrect ingredients in the Company’s product. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Goodwill and intangible assets are subject to impairment risk.

In accordance with the authoritative guidance on goodwill, intangibles and other, the Company assesses the potential impairment of its existing indefinite-lived intangible assets and goodwill during the second fiscal quarter of each fiscal year and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

The Company may be required to record a significant charge in its consolidated financial statements during the period in which any impairment of its goodwill or intangible assets is identified and this would negatively impact the Company’s financial condition and results of operations. Although the Company has recorded significant impairments to certain of its indefinite-lived intangible assets in prior fiscal years, no such impairments have been identified or recorded to date associated with its goodwill or definite-lived intangible assets. As of August 31, 2011, the Company only held goodwill and definite-lived intangible assets as its remaining indefinite-lived intangible assets, which include the Spot Shot, 2000 Flushes and 1001 trade names, were reclassified to definite-lived intangible assets effective February 28, 2011. See Note 6 – Goodwill and Other Intangible Assets included in Item 15 of this report and Critical Accounting Policies included in Item 7 of this report for additional details.

The Company’s operating results and financial performance may not meet expectations which could adversely affect the Company’s stock price.

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals or core strategic initiatives, then the Company’s actual performance could vary materially from its internal and market expectations. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. The Company’s operating results and financial performance may be negatively influenced by a number of factors, including the following:

•	Significant increases in the costs of finished goods, components, raw materials and/or transportation;

•	The impact of general economic and market conditions in the U.S. and in other countries in which the Company currently does business;

•	Changes in product sales prices by the Company or its competitors and consumer and customer reactions to such sales price changes;

•	The introduction of new products and line extensions by the Company or its competitors;

•	The mix of products sold with varying profitability in a given period;

•	The mix of products sold within different channels and countries with varying profitability in a given period;

•	The Company’s ability to control internal costs;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	The availability and cost of debt financing;

•	The ability of the Company to execute its core strategic initiatives and to maintain and enhance profits in the face of a consolidating retail environment;

•	The ability of the Company to achieve its business plans, including sales volume growth and sales pricing plans, as a result of high levels of competitive activity;

•	The ability of the Company to maintain key customer relationships;

•	The ability of the Company to maintain key supplier, third-party contract manufacturer and logistics provider relationships;

•	The ability of the Company to generate expected cost savings and efficiencies;

•	The ability of the Company to maintain the value of its brands;

•	The ability of major customers and other debtors to meet their obligations as they come due;

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	The Company’s reliance on brokers for the grocery and industrial channels;

•	The ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	The substantial costs associated with regulatory compliance, including those associated with governmental and environmental laws and regulations;

•	The ability of the Company to attract and retain qualified personnel;

•	The expenses associated with the potential impairment of the Company’s goodwill, trade names and other intangible assets and the potential impairment or obsolescence of its property and equipment;

•	The ability to maintain the overall safety and quality of new and existing products;

•	The ability of the Company to penetrate and grow domestic and international markets and distribution channels;

•	The ability of the Company to manage the impact of foreign currency exchange rate fluctuations in the countries in which it does business;

•	The impact of foreign import and export restrictions or other trade regulations;

•	Changes to cash flow resulting from the Company’s operating results, tax payments, tax settlements, debt repayments, dividend payments and share repurchases;

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	Changes in accounting policies and accounting standards;

•	The impact of any litigation or product liability claims; and

•	Fluctuations in federal, state, local and foreign taxes.

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

Resolution of income tax matters may impact the Company’s financial condition and results of operations.

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 13 – Income Taxes of the consolidated financial statements, included in Item 15 of this report.

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

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to perfect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

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

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

Historically, the Company’s acquisitions have been funded to a large extent by debt. In order to service the debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company’s loan agreements typically include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In October 2010, the Board of Directors declared an 8% increase in the regular quarterly cash dividend, increasing it from $0.25 per share to $0.27 per share.

The Company may incur substantial debt in the future for acquisitions or other business development activities. In addition, the Company may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that the Company is required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If the Company is unable to obtain such financing or to service its existing or future debt with its operating income, or if available cash balances are affected by future business performance, liquidity, capital needs, alternative investment opportunities or debt covenants, the Company could be required to reduce, suspend or eliminate its dividend payments to its stockholders.

Product liability claims and other litigation and/or regulatory action could adversely affect the Company’s sales and operating results.

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

Changes in marketing distributor relationships that are not managed successfully by the Company could result in a disruption in the affected markets.

The Company distributes its products throughout the world in one of two ways: the Direct Distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries throughout Europe; and the Marketing Distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The Marketing Distributor model is generally used in certain countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources in these relationships. Should the Company’s relationship with a marketing distributor change or terminate, the Company’s sales within such marketing distributor’s territory could be adversely impacted until such time as a suitable replacement could be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships, including changes in key marketing distributor personnel, that are not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Changing laws, regulations and standards relating to accounting and financial reporting, corporate governance and public disclosure, including new SEC regulations, new NASDAQ Stock Market rules, new accounting requirements, including any that result from the joint convergence projects of the Financial Accounting Standards Board and the International Accounting Standards Board, and the expected future requirement to transition to international financial reporting standards may create uncertainty and additional burdens and complexities for the Company. To maintain high standards of accounting and financial reporting, corporate governance and public disclosure, the Company intends to invest all reasonably necessary resources to comply with all such evolving standards and requirements. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities, either of which could negatively impact the Company’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, which is located at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida, a research and development office in Springfield, New Jersey and office space in Toronto, Ontario, Canada. In addition, the Company owns a warehouse facility in Memphis, Tennessee which was in escrow with a third party as of August 31, 2011.

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

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint was a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleged that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint sought to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which was to be paid to the United States. On June 6, 2011, Promote Innovation, LLC voluntarily dismissed its false patent marking claim against the Company, without prejudice.

Item 4. Removed and Reserved

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2011:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	55	1997	President and Chief Executive Officer
Jay W. Rembolt	60	2008	Vice President, Finance and Chief Financial Officer
Michael J. Irwin	48	2008	Executive Vice President, Strategic Development
Graham P. Milner	57	2002	Executive Vice President, Global Development and Chief Branding Officer
Michael L. Freeman	58	2002	Division President, The Americas
Geoffrey J. Holdsworth	49	1996	Managing Director, Asia Pacific
William B. Noble	53	1996	Managing Director, WD-40 Company Ltd. (U.K.)

Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director. He held several senior management positions prior to his election as Chief Executive Officer in 1997.

Mr. Rembolt joined the Company in 1997 as Manager of Financial Services. He was promoted to Controller in 1999 and to Vice President, Finance/Controller in 2001. He was then named Vice President, Finance and Chief Financial Officer in 2008.

Mr. Irwin joined the Company in 1995 as Director of U.S. Marketing, and he was subsequently promoted to Director of Marketing, The Americas. He was named Vice President, Marketing, The Americas in 1998, Senior

Vice President, Chief Financial Officer and Treasurer in 2001 and Executive Vice President in 2002. In 2008, he was appointed to his current position of Executive Vice President, Strategic Development.

Mr. Milner joined the Company in 1992 as International Director. He was named Vice President, Sales and Marketing, The Americas, in 1997 and Senior Vice President, The Americas, in 1998. He was then appointed to his current position of Executive Vice President, Global Development and Chief Branding Officer in 2002.

Mr. Freeman joined the Company in 1990 as Director of Marketing and was promoted to Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in 1996, and was named Senior Vice President, Operations in 2001 and Division President, The Americas, in 2002.

Mr. Holdsworth joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager and was promoted to his current position of Managing Director, Asia Pacific in 1997.

Mr. Noble joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was then promoted to his current position of Managing Director, WD-40 Company Ltd. (U.K.) in 1996.

All executive officers hold office at the discretion of the Board of Directors.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices per share of the Company’s common stock for each of the quarterly periods indicated as reported by the NASDAQ Global Select Market.

	Fiscal Year 2011			Fiscal Year 2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$41.45	$35.09	$0.27	$34.55	$26.23	$0.25
Second Quarter	$41.77	$36.72	$0.27	$34.53	$29.30	$0.25
Third Quarter	$43.90	$39.26	$0.27	$36.65	$31.13	$0.25
Fourth Quarter	$47.97	$38.00	$0.27	$37.50	$30.11	$0.25

On October 14, 2011, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $44.55 per share, and there were 15,962,746 shares of common stock outstanding held by approximately 1,011 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. On October 7, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on October 31, 2011 to shareholders of record on October 18, 2011.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company is authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through August 31, 2011, the Company repurchased 1,017,457 shares at a total cost of $41.4 million.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2011. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2011 and July 8, 2011 and after August 21, 2011 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	166,381	$40.18	166,381	$32,009,031
July 1 – July 31	103,591	$43.79	103,591	$27,470,606
August 1 – August 31	216,508	$40.95	216,508	$18,601,135

Total	486,480	$41.29	486,480

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2011	2010	2009	2008	2007
Net sales	$336,409	$321,516	$292,002	$317,118	$307,816
Cost of products sold	168,297	156,210	147,469	168,848	158,954

Gross profit	168,112	165,306	144,533	148,270	148,862
Operating expenses	113,980	110,108	104,688	105,574	99,846

Income from operations	54,132	55,198	39,845	42,696	49,016
Interest and other expense, net	(601)	(1,641)	(1,521)	(697)	(1,841)

Income before income taxes	53,531	53,557	38,324	41,999	47,175
Provision for income taxes	17,098	17,462	12,037	14,377	15,641

Net income	$36,433	$36,095	$26,287	$27,622	$31,534

Earnings per common share:
Basic	$2.16	$2.17	$1.59	$1.66	$1.85
Diluted	$2.14	$2.15	$1.58	$1.64	$1.83
Dividends per share	$1.08	$1.00	$1.00	$1.00	$0.97
Total assets	$279,777	$289,108	$262,617	$270,673	$283,186
Long-term obligations (1)	$24,321	$32,764	$41,456	$52,118	$61,057

(1)	Long-term obligations include long-term debt, long-term deferred tax liabilities, net and deferred and other long-term liabilities.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE® Oil, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product brands and we launched the first three products in this line in the U.S. during September 2011. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2011:

•

Consolidated net sales increased $14.9 million, or 5%, for fiscal year 2011 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $5.6 million on consolidated net sales for fiscal year 2011. Thus, on a constant currency basis, sales would have increased by $9.3 million, or 3%, for fiscal year 2011 compared to the prior fiscal year.

•	Multi-purpose maintenance products sales, which include WD-40, 3-IN-ONE and BLUE WORKS were $278.8 million, up 8% from the prior fiscal year.

•	Homecare and cleaning products sales, which include all other brands, were $57.6 million, down 9% from the prior fiscal year.

•

Americas segment sales were $169.9 million, down 6% compared to the prior fiscal year. Europe segment sales were $125.4 million, up 14% compared to the prior fiscal year. Asia-Pacific segment sales were $41.1 million, up 31% compared to the prior fiscal year.

•

Consolidated net income increased $0.3 million, or 1%, for fiscal year 2011 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.8 million on consolidated net income for fiscal year 2011. Thus, on a constant currency basis, net income would have decreased by $0.5 million, or 1%, for fiscal year 2011 compared to the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 50.0% for fiscal year 2011 compared to 51.4% for the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2011 were $2.14 versus $2.15 in the prior fiscal year period.

•	Geographic expansion continues to be a major contributor to our sales growth. Total net sales outside the U.S. were up 17% for fiscal year 2011 compared to the prior fiscal year.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. Blue Works has been launched in the U.S. and select markets in Europe over the last year and a half. In addition, the first three products in the WD-40 Specialist line were launched in the U.S. during September 2011.

•	Share repurchases have been successfully executed under our $60.0 million approved share buy-back plan and totaled $41.4 million during fiscal year 2011.

•	A new $75.0 million credit facility was executed on June 17, 2011, significantly increasing available cash funds to the Company under such facilities.

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

Results of Operations

Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$278,763	$258,095	$20,668	8%
Homecare and cleaning products	57,646	63,421	(5,775)	(9)%

Total net sales	336,409	321,516	14,893	5%
Cost of products sold	168,297	156,210	12,087	8%

Gross profit	168,112	165,306	2,806	2%
Operating expenses	113,980	110,108	3,872	4%

Income from operations	$54,132	$55,198	$(1,066)	(2)%

Net income	$36,433	$36,095	$338	1%

Earnings per common share – diluted	$2.14	$2.15	$(0.01)	0%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas	$169,881	$179,867	$(9,986)	(6)%
Europe	125,400	110,367	15,033	14%
Asia-Pacific	41,128	31,282	9,846	31%

	$336,409	$321,516	$14,893	5%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$127,507	$129,834	$(2,327)	(2)%
Homecare and cleaning products	42,374	50,033	(7,659)	(15)%

	$169,881	$179,867	$(9,986)	(6)%

% of consolidated net sales	51%	56%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $169.9 million, down $10.0 million, or 6%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2011 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $2.3 million, or 2%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. This sales decrease was primarily driven by lower sales of WD-40 products in the U.S., which were down 6% for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to reduced product offerings and lost promotional opportunities with certain of our key customers. These decreased sales of WD-40 products in the U.S. were partially offset by higher sales of these same products in Latin America and in Canada, which were both up by 14% primarily due to new distribution, a higher level of replenishment orders and increased promotional activities from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $7.7 million, or 15%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Although we remain focused on stabilizing the sales of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, category declines, lost distribution and reduced product offerings. In addition, sales of such products have been negatively impacted by the volatility of orders from and the level of promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 18% from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down 27% in the U.S. for the fiscal year ended August 31, 2011 compared to the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including reduced promotional opportunities with our customers, specifically those within the warehouse club channel, category declines, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $1.3 million, or 8%, from period to period due to competitive factors, category declines and lost distribution. Also contributing to the overall decline in sales of the homecare and cleaning products in the Americas segment was a decrease in the sales of our Carpet Fresh and X-14 brands, which totaled $1.1 million, or 14%, and was primarily due to a lower level of product offerings carried by certain of our customers and the effect of competitive factors.

For the Americas segment, 79% of sales came from the U.S. and 21% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2011, compared to the distribution for the fiscal year ended August 31, 2010, when 83% of sales came from the U.S. and 17% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$116,461	$102,195	$14,266	14%
Homecare and cleaning products	8,939	8,172	767	9%

	$125,400	$110,367	$15,033	14%

% of consolidated net sales	37%	34%

Sales in the Europe segment increased to $125.4 million, up $15.0 million, or 14%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2011 compared to the prior fiscal year had a favorable impact on sales. Sales for the fiscal year ended August 31, 2011 translated at the exchange rates in effect for the prior fiscal year would have been $123.1 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $12.7 million, or 12%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium). Overall, sales from direct markets increased $9.9 million, or 13%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. We experienced sales growth throughout the Europe segment for the fiscal year ended August 31, 2011 compared to the prior fiscal year, with percentage increases in sales as follows: Italy, 31%; U.K., 17%; France, 13%; Germanics sales region, 10%; and Iberia, 1%.

The sales growth in the direct markets throughout the Europe segment was primarily due to new distribution, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products and our increased focus on the industrial channel. In addition, sales in the direct markets were favorably impacted by the ongoing growth of our base business, increased volumes through existing distribution channels and a higher level of promotional activities. Sales from direct markets accounted for 68% of the Europe segment’s sales for the fiscal year ended August 31, 2011 compared to 67% of the Europe segment’s sales for the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $5.1 million, or 14%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to increased sales of WD-40 products in Eastern Europe and Northern Europe as a result of our continued focus on the growth of our base business. The distributor markets accounted for 32% of the total Europe segment sales for the fiscal year ended August 31, 2011, compared to 33% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$34,795	$26,066	$8,729	33%
Homecare and cleaning products	6,333	5,216	1,117	21%

	$41,128	$31,282	$9,846	31%

% of consolidated net sales	12%	10%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $41.1 million, up $9.8 million, or 31%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2011 compared to the prior fiscal year had a favorable impact on sales. Sales for the fiscal year ended August 31, 2011 translated at the exchange rates in effect for the prior fiscal year would have been $38.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $7.5 million, or 24%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year.

Sales in Asia, which represented 61% of the total sales in the Asia-Pacific segment, increased $6.0 million, or 31%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to the ongoing growth of our base business throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $3.1 million, or 24%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, India and Taiwan. Sales in China increased $2.9 million, or 46%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year due to the ongoing growth of our base business and significant promotional activities that occurred during the first and second quarters of fiscal year 2011, which were aimed at building user awareness and distribution in the China region.

Sales in Australia increased $3.8 million, or 32%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $1.8 million, or 15%, for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to improved economic conditions, promotional activities, new distribution and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $168.1 million for the fiscal year ended August 31, 2011 compared to $165.3 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 50.0% for the fiscal year ended August 31, 2011 compared to 51.4% for the prior fiscal year due to a variety of items which partially offset each other, including costs associated with petroleum-based materials and aerosol cans, other raw materials and manufacturing costs, sales mix changes, changes in foreign currency exchange rates, sales price increases and the level of discounts offered to our customers.

Gross margin was negatively impacted by 1.4 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in such raw material costs impact cost of products sold due to production and inventory life cycles. As a result of an aerosol can price increase that our suppliers implemented in January 2011 and the increase in the costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011, our gross margin from period to period was negatively impacted. We expect that petroleum-based material costs will continue to be volatile and that volatility will have an impact on our cost of products sold in future periods. In addition to increased costs associated with petroleum-based materials and aerosol cans, we also experienced higher costs associated with other raw materials and manufacturing costs, largely related to our Europe segment, which negatively impacted gross margin by 0.3 percentage points from period to period.

Sales mix changes negatively impacted gross margin by 0.5 percentage points for the fiscal year ended August 31, 2011 compared to the prior fiscal year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented in certain locations and markets during fiscal year 2011 positively affected gross margin by 0.5 percentage points. Advertising, promotional and other discounts decreased during the fiscal year ended August 31, 2011 compared to the prior fiscal year positively impacting gross margin by 0.3 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during fiscal year 2011 was subject to promotional allowances compared to the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. In addition, other miscellaneous items when combined positively impacted gross margin by 0.2 percentage points from period to period.

Note that our gross profits and gross margins may not be comparable to those of other reporting entities, since some entities include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $15.0 million and $13.6 million for the fiscal years ended August 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses remained constant at $87.3 million for the fiscal years ended August 31, 2011 and 2010. As a percentage of net sales, SG&A expenses decreased to 26.0% for the fiscal year ended August 31, 2011 from 27.2% for the prior fiscal year. Although total SG&A expenses remained constant year over year, various components within SG&A expenses increased for the fiscal year ended

August 31, 2011 compared to the prior fiscal year. These increases in SG&A expenses were largely attributable to higher professional services costs, increased freight costs, a higher level of expenses associated with travel and meetings, increased office overhead costs and the unfavorable impact of changes in foreign currency exchange rates. Professional services costs increased $1.5 million due to higher legal and consulting fees. Freight costs increased $1.0 million primarily due to increased diesel costs and higher sales volumes for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Travel and meeting expenses increased $0.8 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Office overhead expenses increased $0.5 million primarily due to repairs required at our Memphis warehouse facility. Changes in foreign currency exchange rates increased SG&A expenses by $1.4 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Other miscellaneous expenses, which primarily include broker sales commissions and bad debt expense increased by $0.1 million period over period.

The increases in SG&A expenses described above were fully offset by lower employee-related costs from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased $5.3 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to lower bonus expense. In fiscal year 2011, certain of our business segments did not achieve the sales and other profit performance metrics required to trigger payout of bonuses. As a result, bonus expense and the related fringe benefit expense decreased $7.6 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year. This decrease in bonus expense from period to period was slightly offset by a $2.3 million increase in employee-related costs as a result of increased staffing levels in fiscal year 2011 and the annual compensation increases, which were implemented in the first quarter of the current fiscal year and not in the prior fiscal year.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2011 and 2010 were $5.5 million and $5.3 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2011 increased $3.0 million, or 14%, to $25.1 million from $22.1 million for the prior fiscal year. As a percentage of net sales, these expenses increased to 7.5% for the fiscal year ended August 31, 2011 from 6.9% for the prior fiscal year. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Europe and Asia-Pacific segments. Changes in foreign currency exchange rates had an unfavorable impact of $0.3 million on advertising and sales promotion expenses for the fiscal year ended August 31, 2011 compared to the prior fiscal year. Thus, on a constant currency basis, advertising and sales promotion expenses for the fiscal year ended August 31, 2011 would have been $24.8 million resulting in an increase in such expenses of $2.7 million period over period. Investment in global advertising and sales promotion expenses for fiscal year 2012 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales were $18.8 million and $18.4 million for the fiscal years ended August 31, 2011 and 2010. Therefore, our total investment in advertising and sales promotion activities totaled $43.9 million and $40.5 million for the fiscal years ended August 31, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.5 million and $0.7 million for the fiscal years ended August 31, 2011 and 2010, respectively. The increase in amortization for the fiscal year ended August 31, 2011 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the fiscal year ended August 31, 2010 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

Beginning March 1, 2011, the 1001 trade name is being amortized on a straight-line basis over its estimated useful life of twenty years, and the 2000 Flushes and Spot Shot trade names are being amortized over their estimated useful lives of seventeen years. The non-contractual customer relationships intangible asset and the 1001 trade name are recorded and amortized in Pounds Sterling and are converted to U.S. dollars for reporting purposes. Therefore, a portion of the fluctuation in amortization expense from period to period is the result of changes in foreign currency exchange rates.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	Change
Interest income	$228	$174	$54
Interest expense	$1,076	$1,726	$(650)
Other income (expense), net	$247	$(89)	$336
Provision for income taxes	$17,098	$17,462	$(364)

Interest Income

Interest income increased $0.1 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year primarily due to slightly higher average cash balances and interest rates during fiscal year 2011 compared to the prior fiscal year.

Interest Expense

Interest expense decreased $0.7 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million for the fiscal year ended August 31, 2011 compared to the prior fiscal year due to higher foreign currency exchange gains in fiscal year 2011 as compared to foreign currency exchange losses in the prior fiscal year primarily related to the Euro and Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 31.9% of income before income taxes for the fiscal year ended August 31, 2011 compared to 32.6% for the prior fiscal year. The decrease in the effective rate was primarily due to the increase in the percentage benefit from the qualified domestic production deduction which increased from 6% to 9% of qualified production activities income from period to period. The decrease was also attributable to the reinstatement of the research and experimentation credit during the fiscal year ended August 31, 2011 as well as the increasing proportion of the Company’s earnings which are foreign and are taxed at lower rates.

Net Income

Net income was $36.4 million, or $2.14 per common share on a fully diluted basis, for fiscal year 2011 compared to $36.1 million, or $2.15 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $0.8 million on net income for fiscal year 2011. Thus, on a constant currency basis, net income for fiscal year 2011 would have been $35.6 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $179.9 million, up $11.5 million, or 7%, for fiscal year 2010 compared to fiscal year 2009. Changes in foreign currency exchange rates did not have a material impact on sales for fiscal year 2010 compared to fiscal year 2009.

Sales of multi-purpose maintenance products in the Americas segment increased $14.7 million, or 13%, for fiscal year 2010 compared to fiscal year 2009. Sales of WD-40 products in the Americas segment increased $14.3 million, or 13%, for fiscal year 2010 compared to fiscal year 2009 due to improved economic conditions, increased volume through existing distribution channels, new distribution and increased promotional activities.

Sales of homecare and cleaning products in the Americas segment decreased $3.3 million, or 6%, for fiscal year 2010 compared to fiscal year 2009. Although our focus has shifted to our multi-purpose maintenance products, we were still able to either stabilize or increase the sales of certain of our homecare and cleaning products in fiscal year 2010 by pursuing our niche markets or expanding our distribution channels. However, this increase was more than offset by the decrease in sales of all other homecare and cleaning product brands in the Americas segment. The largest decline came from the automatic toilet bowl cleaners which decreased $1.9 million, or 10%, for fiscal year 2010 compared to fiscal year 2009 due primarily to the effect of competitive factors and declining categories which was partially offset by new distribution outside of the grocery channel. The decline in sales of the Carpet Fresh brand products and X-14 mildew stain remover, which totaled $1.8 million, or 18%, was the result of several factors, including lost distribution, the discontinuation of certain product offerings, the effect of competitive factors and our strategic decision to focus our research and development resources on our multi-purpose maintenance products and not on our homecare and cleaning products.

For the Americas segment, 83% of sales came from the U.S. and 17% of sales came from Canada and Latin America combined for fiscal year 2010 compared to the distribution for fiscal year 2009 when 84% of sales came from the U.S. and 16% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$102,195	$88,153	$14,042	16%
Homecare and cleaning products	8,172	9,365	(1,193)	(13)%

	$110,367	$97,518	$12,849	13%

% of consolidated net sales	34%	33%

Sales in the Europe segment increased to $110.4 million, up $12.8 million, or 13%, for fiscal year 2010 compared to fiscal year 2009. Changes in foreign currency exchange rates did not have a material impact on sales for fiscal year 2010 compared to fiscal year 2009.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland and Switzerland). Overall, sales from these direct markets increased $6.6 million, or 10%, for fiscal year 2010 compared to fiscal year 2009 and accounted for 67% of the Europe segment’s sales for fiscal year 2010 compared to 69% for fiscal year 2009. We experienced sales growth throughout most of the Europe segment for fiscal year 2010 compared to fiscal year 2009, with percentage increases in sales as follows: Italy, 30%; Iberia, 26%; Germanics sales region, 20%; and France, 19%. Partially offsetting these sales increases was a sales decrease in the U.K. of 10% for fiscal year 2010 compared to fiscal year 2009.

The sales growth in the direct markets throughout the Europe segment was primarily due to the continued growth of the WD-40 Smart Straw product and new distribution. Other factors that positively impacted sales growth were improved economic conditions, increased volume through existing distribution channels and increased promotional activities. In addition, France and Iberia benefited from the continued growth of the 3-IN-ONE product line. The sales decline in the U.K. was primarily due to lost distribution and the effect of competitive factors.

In the countries in which we sell through local distributors, sales increased $6.2 million, or 21%, for fiscal year 2010 compared to fiscal year 2009, driven by sales increases of the WD-40 products in Northern Europe and the Middle East. The distributor markets accounted for 33% of the total Europe segment sales for fiscal year 2010 compared to 31% for fiscal year 2009.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2010	2009	Dollars	Percent
Multi-purpose maintenance products	$26,066	$21,850	$4,216	19%
Homecare and cleaning products	5,216	4,253	963	23%

	$31,282	$26,103	$5,179	20%

% of consolidated net sales	10%	9%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $31.3 million, up $5.2 million, or 20%, for fiscal year 2010 compared to fiscal year 2009. Changes in foreign currency exchange rates compared to the prior fiscal year had a favorable impact on sales. Sales for fiscal year 2010 translated at the exchange rates in effect for fiscal year 2009 would have been $29.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.0 million, or 12%, for fiscal year 2010 compared to fiscal year 2009.

Sales in Asia, which represented 62% of the total sales in the Asia-Pacific segment, increased $2.5 million, or 15%, for fiscal year 2010 compared to fiscal year 2009 primarily due to improved economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.2 million, or 10%, due to higher sales of multi-purpose maintenance products throughout the distributor markets, including those in the Philippines, Taiwan, Indonesia, Hong Kong and Singapore. Sales in China increased $1.3 million, or 28%, due to improved economic conditions, significant promotional activities and the launch of a new product in the 3-IN-ONE product line during fiscal year 2010.

Sales in Australia increased $2.7 million, or 29%, for fiscal year 2010 compared to fiscal year 2009 primarily due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.5 million, or 6%, for fiscal year 2010 compared to fiscal year 2009 primarily due to increased marketing and promotional activities.

Gross Profit

Gross profit was $165.3 million, which yielded a gross margin of 51.4% of net sales, for fiscal year 2010 compared to $144.5 million, or 49.5% of net sales, for fiscal year 2009. Cost savings from product conversions and sourcing changes on a combined basis and the lower costs for petroleum-based materials positively impacted gross margin by 0.6 percentage points and 0.5 percentage points, respectively, for fiscal year 2010. In addition, worldwide price increases implemented during the first quarter of fiscal year 2009 added 0.4 percentage points to our gross margin for fiscal year 2010.

In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, as well as shifts in product and customer mix, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. During fiscal year 2010, advertising, promotional and other discounts decreased compared to fiscal year 2009, positively impacting gross margin by 0.8 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during fiscal year 2010 was subject to promotional allowances compared to fiscal year 2009. In addition, sales mix favorably impacted gross margin by 0.6 percentage points.

Our gross margin for fiscal year 2010 was also positively impacted by 0.1 percentage points due to losses associated with VML Company L.L.C. (“VML”), a former related party, which were incurred in fiscal year 2009 but not in fiscal year 2010.

Partially offsetting the aforementioned favorable impacts to gross margin were higher costs for aerosol cans, which negatively affected our gross margin by 1.1 percentage points for fiscal year 2010. We began to experience a significant increase in the cost of aerosol cans during the second quarter of fiscal year 2009, due to the cost of tinplate used to manufacture such cans. Although the cost of aerosol cans decreased in fiscal year 2010, the decrease was minimal. Tinplate pricing is generally set annually and is independent of the movements in the cost of steel on the spot market.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2010 increased $9.2 million, or 12%, to $87.3 million from $78.1 million for fiscal year 2009. As a percentage of net sales, SG&A expenses increased slightly to 27.2% for fiscal year 2010 from 26.7% for fiscal year 2009. The increase in SG&A expenses was primarily due to higher employee-related costs year over year. Employee-related costs, which include salaries, bonuses, profit sharing and other fringe benefits, increased $8.3 million for fiscal year 2010 compared to fiscal year 2009 due primarily to significantly higher bonus expense. Most of our regions met or exceeded sales and other profit performance targets for fiscal year 2010 whereas achievement of such targets in fiscal year 2009 was unusually low. As a result, bonus expense for fiscal year 2010 reflects these higher levels of achievement. Changes in foreign currency exchange rates increased SG&A expenses by $0.7 million for fiscal year 2010 compared to fiscal year 2009. Also contributing to the higher SG&A expenses in fiscal year 2010 as compared to fiscal year 2009 was a $0.9 million increase in travel and entertainment expenses due to improved business conditions. Additionally, other miscellaneous expenses when combined increased $0.2 million year over year. Partially offsetting these increases was a decrease in professional services costs totaling $0.5 million due primarily to lower legal costs for fiscal year 2010 compared to fiscal year 2009. In addition, bad debt expense decreased $0.4 million due primarily to specific accounts receivable allowances recorded by our international subsidiaries during fiscal year 2009 which were not repeated during fiscal year 2010.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal year ended August 31, 2010 and 2009 were $5.3 million and $4.8 million, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for fiscal year 2010 increased $2.6 million, or 13%, to $22.1 million from $19.5 million for fiscal year 2009. As a percentage of net sales, these expenses increased to 6.9% for fiscal year 2010 from 6.7% for fiscal year 2009. The increase in advertising and sales promotion expenses was primarily due to the timing of sales promotions and the increased level of investment in advertising activities across all segments.

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

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.5 million for fiscal years 2010 and 2009, respectively. The increase in amortization for fiscal year 2010 as compared to fiscal year 2009 relates to the Carpet Fresh and X-14 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at August 31, 2009. The amortization for fiscal year 2009 related only to the non-contractual customer relationships included in the 1001 acquisition completed by the Europe segment in fiscal year 2004.

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

Impairment of Indefinite-lived Intangible Assets Expense

During the quarter ended February 28, 2010, we performed our annual impairment tests of goodwill and indefinite-lived intangible assets. As a result of our annual impairment tests, no impairment charge was recorded for either our goodwill or any of our indefinite-lived intangible assets. However, as a result of the annual impairment tests that we performed during fiscal year 2009, we recorded impairment charges totaling $6.7 million to reduce the carrying value of our Carpet Fresh and X-14 indefinite-lived intangible assets to their estimated fair values. We subsequently determined that the Carpet Fresh and X-14 trade names were no longer indefinite-lived intangible assets. As a result, we reclassified them to definite-lived intangible assets effective August 31, 2009 and started to amortize them over their expected useful lives of thirteen and eight years, respectively, beginning September 1, 2009.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	Change
Interest income	$174	$428	$(254)
Interest expense	$1,726	$2,492	$(766)
Other (expense) income, net	$(89)	$543	$(632)
Provision for income taxes	$17,462	$12,037	$5,425

Interest Income

Interest income decreased $0.3 million for fiscal year 2010 compared to fiscal year 2009 due primarily to lower interest rates year over year.

Interest Expense

Interest expense decreased by $0.8 million for fiscal year 2010 compared to fiscal year 2009 due primarily to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2009.

Other (Expense) Income, Net

Other (expense) income, net decreased by $0.6 million for fiscal year 2010 compared to fiscal year 2009 due primarily to lower foreign currency exchange gains in the Europe segment, specifically related to the Euro and Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 32.6% of income before income taxes for fiscal year 2010 compared to 31.4% for fiscal year 2009. The effective tax rate was lower than normal for both fiscal years. For fiscal year 2010, the effective tax rate was low due to the release of liabilities associated with unrecognized tax benefits that resulted from the conclusion of the audit of our fiscal year 2008 federal income tax return, the expiration of certain statutes due to certain tax years being closed and other provision adjustments that we recorded during the third quarter of fiscal year 2010 related to the filing of our federal and state tax returns. For fiscal year 2009, the effective tax rate was lower than normal primarily due to a one time California tax law change that occurred in the second quarter of fiscal year 2009. This law change caused a revaluation of our deferred tax assets and liabilities that resulted in a tax benefit of $0.5 million in fiscal year 2009.

Net Income

Net income was $36.1 million, or $2.15 per common share on a fully diluted basis, for fiscal year 2010 compared to $26.3 million, or $1.58 per common share on a fully diluted basis, for fiscal year 2009. Changes in foreign currency exchange rates year over year had a favorable impact of $0.5 million on net income for fiscal year 2010. Thus, on a constant currency basis, net income for fiscal year 2010 would have been $35.6 million.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our 50/30/20 rule, which includes gross margin, cost of doing business, and EBITDA, the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment of indefinite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 50% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be at or above 20% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 50/30/20 targets over the long-term.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2011	2010	2009
Gross margin	50%	51%	50%
Cost of doing business as a percentage of net sales	33%	34%	33%
EBITDA as a percentage of net sales	17%	18%	15%

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

Cost of Doing Business (in thousands, except percentages)

	Fiscal Year Ended August 31,
	2011	2010	2009
Total operating expenses – GAAP	$113,980	$110,108	$104,688
Amortization of definite-lived intangible assets	(1,537)	(724)	(468)
Impairment of indefinite-lived intangible assets	—	—	(6,710)
Depreciation (in operating departments)	(1,637)	(1,560)	(1,557)

Cost of doing business	$110,806	$107,824	$95,953

Net sales	$336,409	$321,516	$292,b002
Cost of doing business as a percentage of net sales	33%	34%	33%

EBITDA (in thousands, except percentages)

	Fiscal Year Ended August 31,
	2011	2010	2009
Net income – GAAP	$36,433	$36,095	$26,287
Provision for income taxes	17,098	17,462	12,037
Interest income	(228)	(174)	(428)
Interest expense	1,076	1,726	2,492
Amortization of definite-lived intangible assets	1,537	724	468
Depreciation	2,849	3,524	3,259

EBITDA	$58,765	$59,357	$44,115

Net sales	$336,409	$321,516	$292,002
EBITDA as a percentage of net sales	17%	18%	15%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $30.0 million for fiscal year 2011 compared to $56.4 million for fiscal year 2010. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third- party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility. Previously, we had a revolving credit facility with Union Bank, N.A. in the amount of $10.0 million, which was terminated effective on June 17, 2011 when we entered into a $75.0 million unsecured revolving credit facility with Bank of America, N.A. (“Bank of America”). Our available cash funds have increased significantly under this credit facility with Bank of America.

The outstanding indebtedness under our original $75.0 million, 7.28% fixed-rate term loan was $10.7 million as of August 31, 2011. The final payment on this term loan is due in October 2011. See Note 17 – Subsequent Events in Item 15 of this report for details on this final payment.

We plan to use the proceeds of the revolving credit facility with Bank of America for our share repurchases and general working capital needs. In July 2011, we drew $5.0 million under the revolving credit facility with Bank of America. We repaid this $5.0 million short-term loan and the associated interest with cash on hand in August 2011. Thus, there was no outstanding balance on the revolving credit facility as of August 31, 2011. Until the time at which the $75.0 million term note is paid in full, the revolving credit facility is subject to the same debt covenants as the term loan agreement. The term loan agreement has covenant requirements, which require us to maintain minimum consolidated net worth greater than the sum of $57.0 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under our prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio in the range of 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The consolidated fixed charge coverage ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization and rent expense minus cash payments for income taxes and capital expenditure by total cash payments for rent, principal and interest. We are also limited to a leverage ratio ranging from 2.25 to 1.00, which is calculated by dividing total debt by earnings before interest, taxes, depreciation and amortization, measured on a trailing four quarter basis at each reporting period. Once the term loan agreement is paid in full, the Bank of America agreement requires us to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

At August 31, 2011, we were in compliance with all debt covenants as required by the term loan agreement and the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

At August 31, 2011, we had a total of $56.4 million in cash and cash equivalents. Of this balance, $46.6 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities in the United States. In the event that management elects in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that these existing consolidated cash and cash equivalents at August 31, 2011, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, early debt repayment penalties, future capital expenditure requirements, share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Net cash provided by operating activities	$30,009	$56,424	$34,628
Net cash used in investing activities	(3,220)	(1,553)	(2,753)
Net cash used in financing activities	(48,933)	(23,575)	(25,864)
Effect of exchange rate changes on cash and cash equivalents	2,609	(1,324)	(2,038)

Net (decrease) increase in cash and cash equivalents	$(19,535)	$29,972	$3,973

Operating Activities

Net cash provided by operating activities decreased $26.4 million to $30.0 million for fiscal year 2011 from $56.4 million for fiscal year 2010. Cash provided by operating activities decreased for fiscal year 2011 as compared to fiscal year 2010 due to changes in operating assets and liabilities, primarily changes in trade accounts receivable, accrued payroll and related expenses, inventories, accounts payable and accrued liabilities. Trade accounts receivable increased primarily due to higher sales volumes in the fourth quarter of fiscal year 2011 compared to the fourth quarter of the prior fiscal year. Accrued payroll and related expenses decreased from year to year primarily due to the payment of fiscal year 2010 bonuses during the first quarter of fiscal year 2011 which were significantly higher than those paid in the prior fiscal year and lower bonus accruals for the current fiscal year. Inventories increased due to additional purchases in support of the WD-40 Specialist line, which was launched in September 2011, and promotions in the upcoming quarters. Accounts payable and accrued liabilities increased from year to year due primarily to the increase in accounts payable balances resulting from increased business activities and the timing of payments.

Also contributing to the overall change in cash provided by operating activities was the impact of changes in various account balances related to income taxes from period to period as a result of the year-end provision for income taxes. These entries resulted in changes to account balances for other assets, deferred tax assets and liabilities, income taxes payable and deferred and other long-term liabilities. See Note 8 – Income Taxes included in Item 15 of this report for additional details.

Net cash provided by operating activities increased $21.8 million to $56.4 million for fiscal year 2010 from $34.6 million for fiscal year 2009. Cash provided by operating activities increased for fiscal year 2010 as compared to fiscal year 2009 due to an increase in net income and changes in assets and liabilities, primarily changes in accounts payable and accrued liabilities, accrued payroll and related expenses, deferred and other long-term liabilities and income taxes payable. Accounts payable and accrued liabilities increased significantly from year to year due primarily to the increase in accounts payable balances resulting from increased business activities and the timing of payments. Accrued payroll and related expenses increased from year to year due to a higher level of bonus accruals recorded during fiscal year 2010 compared to fiscal year 2009 and the timing of payments for both the bonus and profit sharing plans. Bonus accruals were higher during fiscal year 2010 as most regions met or exceeded sales and other profit performance targets in fiscal year 2010 whereas achievement of such targets were unusually low in fiscal year 2009. Deferred and other long-term liabilities increased for fiscal year 2010 as compared to fiscal year 2009 primarily due to an increase in long-term income taxes payable related to uncertain tax positions. Partially offsetting these increases from year to year was a decrease in income taxes payable due to the timing of payments as compared to income tax accruals and the final year-end tax provision entries.

Investing Activities

Net cash used for investing activities increased $1.6 million to $3.2 million for the fiscal year 2011 from $1.6 million for fiscal year 2010 due primarily to higher purchases of property and equipment. Purchases of property and equipment during fiscal year 2011 were primarily for machinery and equipment, computer equipment and software. Also contributing to the increase in net cash used for investing activities was the purchase of $0.5 million in short-term investments during fiscal year 2011.

Net cash used in investing activities decreased $1.2 million to $1.6 million for fiscal year 2010 from $2.8 million for fiscal year 2009 due primarily to lower purchases of property and equipment. Purchases of property and equipment during fiscal year 2010 were primarily for machinery and equipment to enhance manufacturing efficiencies, computer equipment and software. Purchases of property and equipment for fiscal year 2009 were higher primarily due to an increased level of purchases of machinery and equipment in support of manufacturing activities, particularly those related to Smart Straw.

Financing Activities

Net cash used for financing activities increased $25.3 million to $48.9 million for the fiscal year 2011 from $23.6 million for fiscal year 2010 due primarily to $41.4 million of treasury stock purchases which were transacted during the second, third and fourth quarters of fiscal year 2011. The treasury stock purchases were partially offset by an increase of $16.6 million from period to period in proceeds from the issuance of common stock upon the exercise of stock options.

Net cash used in financing activities decreased $2.3 million to $23.6 million for fiscal year 2010 from $25.9 million for fiscal year 2009 due primarily to higher proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balances are denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollar at the end of each reporting period.

The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $2.6 million for fiscal year 2011, a decrease of $1.3 million for fiscal year 2010, and a decrease of $2.0 million for fiscal year 2009. These changes from period to period are primarily due to the significant fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. The Pound Sterling to U.S. Dollar exchange rate increased from 1.5514 to 1.6352 during fiscal year 2011, decreased from 1.6275 to 1.5514 during fiscal year 2010 and decreased from 1.8190 to 1.6275 during fiscal year 2009.

Share Repurchase Plans

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months from the date of approval, the Company was authorized to acquire up to $15.0 million of our outstanding shares. The Company did not purchase any shares under this share buy-back plan.

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company is authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through August 31, 2011, the Company repurchased 1,017,457 shares at a total cost of $41.4 million.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. On October 7, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on October 31, 2011 to shareholders of record on October 18, 2011. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2011 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Term loan	$10,715	$10,715	$—	$—	$—
Interest payments on term loan	195	195	—	—	—
Operating leases	4,354	1,629	1,669	612	444
Supplemental employee retirement plan benefits obligation (1)	996	147	146	124	579

Total	$16,260	$12,686	$1,815	$736	$1,023

(1)

Represents commitments to certain retired key executives under the Company’s supplemental employee retirement plan. The present value of all future benefit payments was $0.7 million as of August 31, 2011. See Note 15 – Other Benefit Plans included in Item 15 of this report for additional details.

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2011:

•

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

•

Under the terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the three-year period commencing June 17, 2011 through June 17, 2014. Based on our most recent cash projection, we expect to borrow amounts against this credit facility ranging from $35.0 million to $40.0 million in fiscal year 2012. We estimate that the interest associated with these borrowings will be approximately $0.5 million for fiscal year 2012 based on the applicable interest rates and the expected payment dates of such borrowings.

•

At August 31, 2011, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.4 million. We have estimated that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2011 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

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

Valuation of Goodwill and Indefinite-lived Intangible Assets

The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess possible impairments to goodwill and existing indefinite-lived intangible assets at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. In performing the annual impairment test of our goodwill and indefinite-lived intangible assets, we consider the fair value concepts of a market participant and the highest and best use for our intangible assets.

Goodwill

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

During our impairment tests performed in fiscal years 2010 and 2009, we also did not identify or record any impairment losses related to our goodwill.

Indefinite-lived Intangible Assets

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

In conjunction with the annual impairment test that was conducted in the second quarter of fiscal year 2011, we also performed an evaluation of our indefinite-lived intangible assets to determine whether an indefinite life for each trade name was still warranted as of February 28, 2011. As a result of this evaluation, we determined that events and circumstances had occurred during the second quarter of fiscal year 2011 which indicated that the 2000 Flushes, Spot Shot and 1001 trade names should no longer be considered to have indefinite lives. These events and circumstances included the following, all of which indicate that these three trade names are definite-lived:

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

We determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, we concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name is being amortized on a straight-line basis effective March 1, 2011.

Although we did not identify or record any impairment to our indefinite-lived intangible assets in fiscal year 2010, we determined that certain of our indefinite-lived intangible assets were impaired in fiscal year 2009. As a result of our annual impairment test and the subsequent events and circumstances driven impairment tests that we conducted during fiscal year 2009, we identified and recorded total impairment charges related to our Carpet Fresh and X-14 brands of $6.1 million and $0.6 million, respectively. This impairment was due to the continued sales declines in fiscal year 2009 and the lower level of forecasted sales for the Carpet Fresh and X-14 brands which were caused by a variety of factors, including lost distribution and the Company’s strategic decision to focus its research and development resources on its multi-purpose maintenance product. While conducting the subsequent events and circumstances driven impairment test in the fourth quarter of fiscal year 2009, we also concluded that these two trade names should no longer be considered to have indefinite lives. As a result, effective August 31, 2009, we changed the classification of the Carpet Fresh and X-14 trade names from indefinite-lived to definite-lived intangible assets. We began to amortize the Carpet Fresh and X-14 trade names on a straight-line basis effective on September 1, 2009 based on their estimated remaining useful lives of thirteen and eight years, respectively.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated authoritative guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the potential impact, if any, of the adoption of this guidance on the process and procedures for our goodwill impairment test.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on our consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and related disclosures. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board (“IASB”) to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. We have evaluated this updated authoritative guidance, and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statement disclosures.

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

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. We have evaluated this updated authoritative guidance, and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statement disclosures.

Related Parties

Prior to July 1, 2009, we owned a 30% membership interest in VML Company L.L.C. (“VML”). VML made profit distributions to us and the 70% owner on a discretionary basis in proportion to each party’s respective interest. VML served as one of our contract manufacturers for certain homecare and cleaning products. We entered into a Settlement Agreement and Mutual General Release with VML effective July 1, 2009. As a result, VML is no longer a related party.

We recorded equity losses related to our investment in VML of $0.4 million for fiscal year 2009. This amount was recorded as a component of cost of products sold as VML acted primarily as a contract manufacturer to the Company. Cost of products sold that were purchased from VML, net of rebates and equity earnings or losses, was $11.7 million for fiscal year 2009. Additionally, we received rental income from VML, which was recorded as a component of other income, net in our consolidated statements of operations. Our investment in VML was written off in full as of February 28, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values.

All of the Company’s international subsidiaries operate in functional currencies other than the U.S. dollar. As a result, the Company is exposed to foreign currency related risk when the financial statements of its international subsidiaries are translated for consolidation purposes from functional currencies to U.S. dollars. This foreign currency risk can affect sales, expenses and profits as well as assets and liabilities that are denominated in currencies other than the U.S. dollar. The Company does not enter into any hedging activities to mitigate this foreign currency translation risk.

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

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2011. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $1.4 million.

Interest Rate Risk

As of August 31, 2011, the Company had $10.7 million remaining on its original $75.0 million, 7.28% fixed-rate term loan. Additionally, the Company entered into a $75.0 million three-year revolving credit facility agreement with Bank of America, N.A. (“Bank of America”) in June 2011. As a result of the fixed interest rate on the term loan, only the $75.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which expires on June 17, 2014. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2011 and 2010 and for each of the three fiscal years in the period ended August 31, 2011, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2011
	1st	2nd	3rd	4th	Total
Net sales	$80,927	$79,206	$85,536	$90,740	$336,409
Gross profit	41,222	41,046	42,139	43,705	168,112
Net Income	9,079	9,108	8,060	10,186	36,433
Diluted earnings per common share	$0.53	$0.53	$0.47	$0.61	$2.14

	Fiscal Year Ended August 31, 2010
	1st	2nd	3rd	4th	Total
Net sales	$77,721	$80,553	$82,561	$80,681	$321,516
Gross profit	39,913	42,233	42,255	40,905	165,306
Net Income	9,413	10,677	9,117	6,888	36,095
Diluted earnings per common share	$0.56	$0.64	$0.54	$0.41	$2.15

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2011, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2011, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2011, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2011 Annual Meeting of Stockholders on December 13, 2011 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	760,487	(1)	$33.43	(2)	2,123,938
Equity compensation plans not approved by security holders	n/a		n/a		n/a

	760,487	(1)	$33.43	(2)	2,123,938

(1)

Includes 520,730 securities to be issued upon exercise of outstanding stock options, 191,757 securities to be issued pursuant to outstanding restricted stock units and 48,000 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the target number of PSU shares to be issued upon achievement of the applicable performance measures specified for such PSUs.

(2)

Weighted average exercise price only applies to stock options outstanding of 520,730, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Director Independence”, “Audit Committee” and “Related Party Transactions.”

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

10	(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed on November 8, 2007, Appendix A thereto.

10	(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(a) thereto.

10	(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 11, 2011.

10	(d)	Third Amended and Restated WD-40 Company 1999 Non-Employee Director Restricted Stock Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(e) thereto.

10	(e)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 10(d) thereto.

10	(f)	Form of Performance Share Unit Award Agreement for 2010 awards to executive officers under the WD-40 Company 2007 Stock Incentive Plan.

10	(g)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 18, 2010, Exhibit 10(f) thereto.

Exhibit
No.		Description

10	(h)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006.

10	(i)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006.

10	(j)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006.

10	(k)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006.

10	(l)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006.

10	(m)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006.

10	(n)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(m) thereto.

10	(o)	Note Purchase and Private Shelf Agreement dated October 18, 2001 between WD-40 Company and Prudential Insurance Company of America, incorporated by reference from the Registrant’s Form 10-Q filed April 8, 2010, Exhibit 10(a) thereto.

10	(p)	First Amendment/Consent to October 18, 2001 Private Shelf Agreement dated May 30, 2002 between WD-40 Company and Prudential Company of America, incorporated by reference from the Registrant’s Form 10-Q filed April 8, 2010, Exhibit 10(b) thereto.

10	(q)	Amendment to October 18, 2011 Note Purchase and Private Shelf Agreement dated June 15, 2011.

10	(r)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed June 17, 2011, Exhibit 10(a) thereto.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm dated October 20, 2011.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 20, 2011

/s/ JOHN C. ADAMS, JR.
JOHN C. ADAMS, JR., Director
Date: October 20, 2011

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 20, 2011

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 20, 2011

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 20, 2011

MARIO L. CRIVELLO, Director
Date:

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 20, 2011

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 20, 2011

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 20, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2011 and August 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 20, 2011

WD-40 COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	August 31, 2011	August 31, 2010
Assets
Current assets:
Cash and cash equivalents	$56,393	$75,928
Short-term investments	533	—
Trade accounts receivable, less allowance for doubtful accounts of $412 and $299 at August 31, 2011 and 2010, respectively	58,324	47,846
Inventories	17,604	14,573
Current deferred tax assets, net	4,849	4,747
Assets held for sale	879	—
Other current assets	4,574	7,314

Total current assets	143,156	150,408

Property and equipment, net	8,482	9,322
Goodwill	95,452	95,235
Other intangible assets, net	29,933	31,272
Other assets	2,754	2,871

Total assets	$279,777	$289,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,373	$18,943
Accrued liabilities	15,258	14,382
Current portion of long-term debt and short-term borrowings	10,715	10,714
Accrued payroll and related expenses	7,471	14,265
Income taxes payable	1,413	1,516

Total current liabilities	54,230	59,820

Long-term debt	—	10,715
Long-term deferred tax liabilities, net	21,813	17,414
Deferred and other long-term liabilities	2,508	4,635

Total liabilities	78,551	92,584

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 18,948,868 and 18,251,142 shares issued at August 31, 2011 and 2010, respectively; and 16,367,913 and 16,687,644 shares outstanding at August 31, 2011 and 2010, respectively	19	18
Additional paid-in capital	117,022	93,101
Retained earnings	176,008	157,805
Accumulated other comprehensive loss	(358)	(4,334)
Common stock held in treasury, at cost — 2,580,955 and 1,563,498 shares at August 31, 2011 and 2010, respectively	(91,465)	(50,066)

Total shareholders’ equity	201,226	196,524

Total liabilities and shareholders’ equity	$279,777	$289,108

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2011	2010	2009
Net sales	$336,409	$321,516	$292,002
Cost of products sold (including cost of products acquired from related party of $11,675 for fiscal year 2009)	168,297	156,210	147,469

Gross profit	168,112	165,306	144,533

Operating expenses:
Selling, general and administrative	87,311	87,323	78,051
Advertising and sales promotion	25,132	22,061	19,459
Amortization of definite-lived intangible assets	1,537	724	468
Impairment of indefinite-lived intangible assets	—	—	6,710

Total operating expenses	113,980	110,108	104,688

Income from operations	54,132	55,198	39,845

Other income (expense):
Interest income	228	174	428
Interest expense	(1,076)	(1,726)	(2,492)
Other income (expense), net	247	(89)	543

Income before income taxes	53,531	53,557	38,324
Provision for income taxes	17,098	17,462	12,037

Net income	$36,433	$36,095	$26,287

Earnings per common share:
Basic	$2.16	$2.17	$1.59

Diluted	$2.14	$2.15	$1.58

Shares used in per share calculations:
Basic	16,803	16,606	16,503

Diluted	16,982	16,725	16,656

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Total Comprehensive Income

	Shares	Amount				Shares	Amount
Balance at August 31, 2008	18,041,715	$18	$82,647	$128,627	$2,766	1,563,498	$(50,066)	$163,992
Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	52,164	—	1,296	—	—	—	—	1,296
Stock-based compensation	—	—	2,688	—	—	—	—	2,688
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares	—	—	98	—	—	—	—	98
Cash dividends ($1.00 per share)	—	—	—	(16,547)	—	—	—	(16,547)
Foreign currency translation adjustment, net of tax provision of $16	—	—	—	—	(4,867)	—	—	(4,867)	$(4,867)
Net income	—	—	—	26,287	—	—	—	26,287	26,287

Balance at August 31, 2009	18,093,879	$18	$86,729	$138,367	$(2,101)	1,563,498	$(50,066)	$172,947	$21,420

Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	157,263	—	3,261	—	—	—	—	3,261
Stock-based compensation	—	—	2,864	—	—	—	—	2,864
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares, net of impact of post-vesting expirations of stock options	—	—	247	—	—	—	—	247
Cash dividends ($1.00 per share)	—	—	—	(16,657)	—	—	—	(16,657)
Foreign currency translation adjustment, net of tax provision of $37	—	—	—	—	(2,233)	—	—	(2,233)	$(2,233)
Net income	—	—	—	36,095	—	—	—	36,095	36,095

Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524	$33,862

Issuance of common stock upon exercises of stock options and conversions of restricted stock units to common shares	697,726	1	19,523	—	—	—	—	19,524
Stock-based compensation	—	—	3,033	—	—	—	—	3,033
Tax benefit from exercises of stock options and conversions of restricted stock units to common shares	—	—	1,365	—	—	—	—	1,365
Cash dividends ($1.08 per share)	—	—	—	(18,230)	—	—	—	(18,230)
Acquisition of treasury stock	—	—	—	—	—	1,017,457	(41,399)	(41,399)
Foreign currency translation adjustment, net of tax provision of $71	—	—	—	—	3,976	—	—	3,976	$3,976
Net income	—	—	—	36,433	—	—	—	36,433	36,433

Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226	$40,409

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended August 31,
	2011	2010	2009
Operating activities:
Net income	$36,433	$36,095	$26,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,386	4,248	3,727
Impairment of indefinite-lived intangible assets	—	—	6,710
Net losses (gains) on sales and disposals of property and equipment	154	(43)	(17)
Deferred income taxes	2,831	(152)	(266)
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	(1,195)	(224)	(101)
Stock-based compensation	3,033	2,864	2,688
Unrealized foreign currency exchange losses (gains), net	469	931	(696)
Provision for bad debts	162	103	500
Equity losses from related party	—	—	435
Changes in assets and liabilities:
Trade accounts receivable	(9,776)	(1,723)	(1,349)
Inventories	(2,654)	2,967	2,666
Other assets	2,795	(2,738)	(1,643)
Accounts payable and accrued liabilities	657	6,092	(7,965)
Accrued payroll and related expenses	(7,802)	6,875	1,296
Accounts payable to related party	—	—	547
Income taxes payable	2,661	(346)	1,732
Deferred and other long-term liabilities	(2,145)	1,475	77

Net cash provided by operating activities	30,009	56,424	34,628

Investing activities:
Purchases of property and equipment	(2,875)	(1,769)	(3,008)
Proceeds from sales of property and equipment	170	216	255
Purchases of short-term investments	(515)	—	—

Net cash used in investing activities	(3,220)	(1,553)	(2,753)

Financing activities:
Repayments of long-term debt	(10,714)	(10,714)	(10,714)
Proceeds from revolving credit facility	5,000	—	—
Repayments of revolving credit facility	(5,000)	—	—
Dividends paid	(18,230)	(16,657)	(16,547)
Proceeds from issuance of common stock	20,215	3,572	1,296
Treasury stock purchases	(41,399)	—	—
Excess tax benefits from exercises of stock options and conversions of restricted stock units to common shares	1,195	224	101

Net cash used in financing activities	(48,933)	(23,575)	(25,864)

Effect of exchange rate changes on cash and cash equivalents	2,609	(1,324)	(2,038)

Net (decrease) increase in cash and cash equivalents	(19,535)	29,972	3,973
Cash and cash equivalents at beginning of period	75,928	45,956	41,983

Cash and cash equivalents at end of period	$56,393	$75,928	$45,956

Supplemental cash flow information:
Cash paid for:
Interest	$986	$1,767	$2,697

Income taxes, net of tax refunds received	$11,424	$18,948	$9,818

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE® Oil, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product brands and the Company launched the first three products in this line in the United States (“U.S.”) during September 2011. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”), Australia and the Pacific Rim. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers.

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

Sales Concentration

Wal-Mart Stores, Inc. is a significant U.S. and global mass retail customer and offers a variety of the Company’s products. Sales to U.S. Wal-Mart stores and its affiliates worldwide accounted for approximately 7 percent, 9 percent and 10 percent of the Company’s consolidated net sales in fiscal years 2011, 2010 and 2009, respectively. Accounts receivable from Wal-Mart stores and its affiliates worldwide accounted for 6 percent and 9 percent of the Company’s consolidated accounts receivable balances at August 31, 2011 and 2010, respectively.

Supplier Risk

The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources. To date, the Company has been able to obtain adequate supplies of these materials which are used in the production of its multipurpose maintenance products and homecare and cleaning products in a timely manner from existing sources.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Short-term Investments

Short-term investments include securities with stated maturities of no longer than twelve months. The Company’s short-term investments consisted of term deposits with a fair value of $0.5 million at August 31, 2011. The term deposits were either not allowed to be redeemed early or were subject to penalty for early redemption before their maturity. No short-term investments were held by the Company at August 31, 2010.

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

Changes in the allowance for doubtful accounts are summarized below (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Fiscal year ended August 31, 2009	$486	$500	$292	$694

Fiscal year ended August 31, 2010	$694	$103	$498	$299

Fiscal year ended August 31, 2011	$299	$162	$49	$412

*	Represents the net amount of write-offs against the allowance and recoveries of doubtful accounts.

Inventories

Inventories are stated at the lower of cost (as determined based on the average cost method) or market. When necessary, the Company adjusts the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose of such inventory. Appropriate consideration is given by the Company to obsolescence, excessive inventory levels, product deterioration and other factors when evaluating net realizable value for the purposes of determining the lower of cost or market.

Included in inventories are certain raw materials and components held at outsourced contract packagers, which manufacture the Company’s products. These contract packagers package products to the Company’s specifications and, upon order from the Company, ship ready-to-sell inventory to the Company’s customers. The Company transfers certain raw materials and components to these contract packagers for use in the manufacturing process. Contract packagers are obligated to pay the Company for these raw materials and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

components upon receipt. Amounts receivable from the contract packagers as of the balance sheet date related to transfers of these raw materials and components by the Company to its contract packagers are considered product held at contract packagers and are included in inventories in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.7 million, $3.1 million and $2.8 million for fiscal years 2011, 2010 and 2009, respectively. These amounts include factory depreciation expense recognized as cost of products sold totaling $1.1 million, $1.5 million and $1.3 million for fiscal years 2011, 2010 and 2009, respectively.

Software Development Costs

The Company capitalizes qualifying software costs, which are incurred during the application development stage, and amortizes them over their estimated useful lives of three to five years. The Company capitalized $0.1 million, $0 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively. Capitalized software costs are included in property and equipment in the accompanying consolidated balance sheets. Amortization expense totaled $47 thousand, $0.1 million and $0.2 million in fiscal years 2011, 2010 and 2009, respectively.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. Indefinite-lived intangible assets consist of certain trade names. The carrying values of goodwill and indefinite-lived intangible assets are reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company assesses possible impairments to goodwill and indefinite-lived intangible assets at least annually during its second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In addition, indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. In performing the annual impairment test of its goodwill and indefinite-lived intangible assets, the Company considers the fair value concepts of a market participant and the highest and best use for its intangible assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets, which include trade names and non-contractual customer relationships. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Although no material impairments to its long-lived assets have been identified by the Company during fiscal years 2011, 2010 or 2009, the Company recorded impairments to its Carpet Fresh and X-14 trade names prior to their reclassification from indefinite-lived to definite-lived intangible assets on August 31, 2009. Also, the Company reclassified its Spot Shot, 2000 Flushes and 1001 trade names from indefinite-lived to definite-lived intangible assets effective February 28, 2011. See Note 6 – Goodwill and Other Intangible Assets for details.

During the third quarter of fiscal year 2011, the Company decided to approve and start executing upon a plan to sell its warehouse facility located in Memphis, Tennessee. The Company classifies assets as held for sale when they meet the criteria set forth in the authoritative guidance on property, plant and equipment. Based on the approval of the plan to sell this facility in May 2011, this property met the held for sale classification criteria and the Company reclassified this property from held and used to held for sale. As of August 31, 2011, this property was included in the assets held for sale at the lower of its carrying value or fair value less the costs to sell in the Company’s consolidated balance sheets. In July 2011, a third party entered into a sales agreement with the Company to purchase this facility in Memphis. As of August 31, 2011, the Company was still in escrow with this third party.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, foreign currency exchange contracts and debt. The carrying amounts of these financial instruments, with the exception of debt, approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include demand

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deposits, money market accounts, term deposits and time deposits. The Company’s trade accounts receivable are derived from customers located in North America, South America, Asia-Pacific and Europe. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2011 and 2010.

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

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Shipping and handling costs were $15.0 million, $13.6 million and $13.3 million for fiscal years 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement or renovation of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $5.5 million, $5.3 million and $4.8 million in fiscal years 2011, 2010 and 2009, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during each reporting period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. Foreign currency transaction gains, net were $0.2 million for fiscal year 2011 and foreign currency transaction losses, net were $0.1 million and $0.5 million for fiscal years 2010 and 2009, respectively.

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At August 31, 2011, the Company had $12.3 million of foreign currency forward contracts outstanding which mature from September 2011 through December 2011. Unrealized net gains and losses related to foreign currency forward contracts were not material at August 31, 2011 and 2010. Realized net losses related to foreign currency forward contracts were $0.5 million, $0.3 million and $0.6 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Earnings per Common Share

Effective September 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per common share pursuant to the two-class method. Accordingly, the Company’s outstanding unvested, if any, and outstanding vested restricted stock units that provide such nonforfeitable rights to dividend equivalents are included as participating securities in the calculation of earnings per common share (“EPS”) pursuant to the two-class method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based Compensation

The Company accounts for stock-based equity awards exchanged for employee and non-employee director services in accordance with the authoritative guidance for share-based payments. Under such guidance, stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

The fair value of stock options is determined using a Black-Scholes option pricing model. The fair value of stock unit awards is based on the fair value of the Company’s common stock on the date that the stock unit award is granted. For those stock unit awards that have performance-based conditions, the Company adjusts the compensation expense over the service period based upon the expected achievement of the performance conditions. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock-based equity awards are granted and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2011, the Company determined that it does have a pool of windfall tax benefits.

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

Recently Adopted Accounting Standards

Effective March 1, 2011, the Company adopted the provisions of the updated authoritative guidance related to financing receivables which enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. The adoption of the provisions of this standard did not have an impact on the Company’s consolidated financial statement disclosures.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated authoritative guidance will be effective for annual and interim goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on the process and procedures for its goodwill impairment test.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on its consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and related disclosures. This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board (“IASB”) to improve International Financial Reporting Standards (“IFRS”) and U.S. GAAP. This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP. The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

In January 2010, the FASB issued updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. This updated authoritative guidance is effective for annual periods beginning after December 15, 2010. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Term deposits	533	—	533	—

Total	$533	$—	$533	$—

	August 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,362	$—	$24,362	$—
Term deposits	—	$—	—	—

Total	$24,362	$—	$24,362	$—

Money market funds are highly liquid investments classified as cash equivalents and term deposits are held-to-maturity investments classified as short-term investments in the Company’s consolidated balance sheets at August 31, 2011 and 2010. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended August 31, 2011 and 2010.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $10.9 million and $22.4 million at August 31, 2011 and August 31, 2010, respectively, based on discounted future cash flows using current market interest rates.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of August 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Inventories

Inventories consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Product held at contract packagers	$1,727	$1,536
Raw materials and components	2,174	1,811
Work-in-process	318	979
Finished goods	13,385	10,247

Total	$17,604	$14,573

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Machinery, equipment and vehicles	$12,331	$12,162
Buildings and improvements	3,559	4,416
Computer and office equipment	3,169	3,075
Software	4,245	4,011
Furniture and fixtures	1,154	1,092
Land	293	542

Subtotal	24,751	25,298
Less: accumulated depreciation and amortization	(16,269)	(15,976)

Total	$8,482	$9,322

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the second quarter of fiscal year 2011, the Company performed its annual impairment test of goodwill. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. This annual test follows a two-step process and is conducted by applying fair value concepts. Only the first step of the annual goodwill impairment test was required as the fair values of all reporting units significantly exceeded their carrying values. In performing the annual impairment test of its goodwill, the Company considered the fair value concepts of a market participant and the highest and best use for the asset. Based on the results of the annual goodwill impairment test, the Company determined that its goodwill was not impaired since the fair value of each reporting unit exceeded its carrying value by more than 10% as of February 28, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company determined the estimated remaining economic lives of the 2000 Flushes, Spot Shot and 1001 trade names based on future forecasted cash flows for these trade names, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the household cleaning products industry, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future and the fact that no legal, regulatory, or contractual conditions currently exist that would limit their remaining useful lives. After taking all of these factors into consideration, the Company concluded that the 1001 trade name will generate future cash flows for at least the next twenty years and the 2000 Flushes and Spot Shot trade names will generate future cash flows for at least the next seventeen years. As a result, these are the periods over which each trade name is being amortized on a straight-line basis effective March 1, 2011.

Goodwill

Changes in the carrying amounts of goodwill by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$85,570	$8,641	$1,213	$95,424
Translation adjustments	(24)	(162)	(3)	(189)

Balance as of August 31, 2010	85,546	8,479	1,210	95,235
Translation adjustments	32	184	1	217

Balance as of August 31, 2011	$85,578	$8,663	$1,211	$95,452

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Indefinite-lived Intangible Assets

Prior to February 28, 2011, indefinite-lived intangible assets, which were not being amortized, consisted of the 2000 Flushes, Spot Shot and 1001 trade names and were included in other intangible assets, net in the Company’s consolidated balance sheets. At February 28, 2011, the Company changed the classification of all three trade names from indefinite-lived to definite-lived. As a result, the Company no longer has indefinite-lived intangible assets as of February 28, 2011. Changes in the carrying amounts of indefinite-lived intangible assets by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$24,500	$3,304	$—	$27,804
Translation adjustments	—	(155)	—	(155)

Balance as of August 31, 2010	24,500	3,149	—	27,649
Translation adjustments	—	124	—	124
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	(24,500)	(3,273)	—	(27,773)

Balance as of August 31, 2011	$—	$—	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	August 31,
	2011	2010
Gross carrying amount	$7,042	$6,842
Accumulated amortization	(4,928)	(3,219)
Translation adjustments	46	—
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	27,773	—

Net carrying amount	$29,933	$3,623

Changes in the carrying amounts of the definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2009	$3,150	$1,251	$—	$4,401
Amortization expense	(258)	(466)	—	(724)
Translation adjustments	—	(54)	—	(54)

Balance as of August 31, 2010	2,892	731	—	3,623
Amortization expense	(1,062)	(475)	—	(1,537)
Translation adjustments	83	(9)	—	74
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	24,500	3,273	—	27,773

Balance as of August 31, 2011	$26,413	$3,520	$—	$29,933

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

	Trade Names	Non-Contractual Customer Relationships	Total
Fiscal year 2012	$1,865	$284	$2,149
Fiscal year 2013	1,865	—	1,865
Fiscal year 2014	1,865	—	1,865
Fiscal year 2015	1,865	—	1,865
Fiscal year 2016	1,865	—	1,865
Thereafter	20,324	—	20,324

Total	$29,649	$284	$29,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Accrued advertising and sales promotion expenses	$9,396	$8,940
Accrued professional services fees	1,005	1,160
Accrued sales taxes	1,189	797
Accrued other taxes	1,535	914
Other	2,133	2,571

Total	$15,258	$14,382

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Accrued bonuses	$2,218	$8,333
Accrued payroll	2,111	2,020
Accrued profit sharing	1,608	2,051
Accrued payroll taxes	1,066	1,388
Other	468	473

Total	$7,471	$14,265

Deferred and other long-term liabilities consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Supplemental employee retirement plan benefits liability	$707	$705
Other income taxes payable	1,735	3,846
Other	66	84

Total	$2,508	$4,635

Note 8. Debt

As of August 31, 2011, the Company had $10.7 million remaining on its original $75.0 million, 7.28% fixed-rate term loan financed through Prudential Capital (“Prudential Loan”). Additionally, the Company entered into a $75.0 million unsecured credit agreement with Bank of America, N.A. (“Bank of America”) on June 17, 2011. Previously, the Company had an unsecured revolving credit facility with Union Bank, N.A. in the amount of $10.0 million, which was terminated effective on June 17, 2011 when the Company entered into the $75.0 million revolving credit facility with Bank of America.

Debt consisted of the following:

	August 31,
	2011	2010
Term loan	$10,715	$21,429
Revolving credit facility (1)	—	—
Less: current portion	(10,715)	(10,714)

Long-term debt	$—	$10,715

(1)

In July 2011, the Company drew $5.0 million under the revolving credit facility with Bank of America. The Company repaid this $5.0 million short-term loan and the associated interest with cash on hand in August 2011. Thus, there was no outstanding balance on the revolving credit facility as of August 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Term Loan

The $75.0 million Prudential Loan, which originated in October 2001, has a 10-year term and required interest-only payments for the first three years. The final payment on this term loan is due in October 2011. See Note 17 – Subsequent Events for additional details on this final payment. The term loan agreement has covenant requirements, which require the Company to maintain minimum consolidated net worth greater than the sum of $57.0 million plus 25% of consolidated net income for each fiscal quarter beginning with the first fiscal quarter of 2002, plus proceeds of all equity securities other than those issued under the Company’s prior stock option plan and current stock incentive plan. A consolidated fixed charge coverage ratio in the range of 1.20 to 1.00 on the last day of any fiscal quarter must be maintained. The consolidated fixed charge coverage ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization and rent expense minus cash payments for income taxes and capital expenditure by total cash payments for rent, principal and interest. The Company is also limited to a leverage ratio ranging from 2.25 to 1.00, which is calculated by dividing total debt by earnings before interest, taxes, depreciation and amortization, measured on a trailing four quarter basis at each reporting period. The term loan is collateralized by the Company’s cash, property, inventory, trade receivables and intangible assets. The term loan also includes certain provisions for prepayment penalties.

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

As a result of the share buy-back plan completed during the fiscal year ended August 31, 2008, the Company’s debt covenants related to its fixed-rate term loan were revised. Under the revised debt covenants, the aggregate payments for dividends and share repurchases by the Company were limited to $35.0 million, plus 75% of consolidated net income for each fiscal quarter beginning March 1, 2007. Per a June 15, 2011 amendment to the term loan agreement with Prudential, the debt covenants related to the aggregate payments for dividends and share repurchases were further revised. Under these revised debt covenants, the aggregate payments for dividends and share repurchases by the Company are limited to $65.0 million during the period from February 28, 2011 through the date on which all of the balances outstanding on the term loan have been paid in full.

At August 31, 2011, the Company was in compliance with all debt covenants as required by the term loan agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America. The agreement consists of a $75.0 million three-year revolving credit facility. The proceeds of the credit facility will be used for the Company’s share repurchases and general working capital needs. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which expires on June 17, 2014. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent. All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). Interest on outstanding loans is due and payable on a quarterly basis through the credit facility maturity date of June 17, 2014. The Company may also borrow against the credit facility through the issuance of standby letters of credit. Outstanding letters of credit are subject to a fee equal to 0.90 percent per annum applied to amounts available to be drawn on outstanding letters of credit. The Company will incur commitment fees for the credit facility at an annual rate of 0.15 percent applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $37.5 million.

The agreement includes representations, warranties and covenants customary for credit facilities of this type as well as customary events of default and remedies. The agreement also requires the Company to maintain the same financial covenants governing the Company’s $75.0 million Prudential Loan until the Prudential Loan is paid in full. After the Prudential Loan is paid in full, the agreement requires the Company to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

At August 31, 2011, the Company was in compliance with all debt covenants as required by the revolving credit facility.

Note 9. Share Repurchase Plans

On December 8, 2009, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect for up to twelve months from the date of approval, the Company was authorized to acquire up to $15.0 million of its outstanding shares. The Company did not purchase any shares under this share buy-back plan.

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company is authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company is authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through August 31, 2011, the Company repurchased 1,017,457 shares at a total cost of $41.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Net income	$36,433	$36,095	$26,287
Less: Net income allocated to participating securities	(130)	(120)	—

Net income available to common shareholders	$36,303	$35,975	$26,287

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Weighted-average common shares outstanding, basic	16,803	16,606	16,503
Weighted-average dilutive securities	179	119	153

Weighted-average common shares outstanding, diluted	16,982	16,725	16,656

For the fiscal year ended August 31, 2011, there were no anti-dilutive stock options outstanding. For the fiscal years ended August 31, 2010 and 2009, weighted-average stock options outstanding to purchase 600,814 and 938,792 shares, respectively, of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during the respective fiscal year.

Note 11. Related Parties

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

The Company recorded equity losses related to its investment in VML of $0.4 million for fiscal year 2009. This amount was recorded as a component of cost of products sold as VML acted primarily as a contract manufacturer to the Company. Cost of products sold that were purchased from VML, net of rebates and equity earnings or losses, was $11.7 million for fiscal year 2009. Additionally, the Company received rental income from VML, which was recorded as a component of other income, net in the Company’s consolidated statements of operations. The Company’s investment in VML was written off in full as of February 28, 2009.

Note 12. Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2011 which provide for the following future fiscal year minimum payments (in thousands):

	2012	2013	2014	2015	2016	Thereafter
Operating leases	$1,629	$1,123	$546	$360	$252	$444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense was $1.6 million, $1.4 million and $1.5 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Supplemental Employee Retirement Plan

The Company provides fixed retirement benefits to certain of its retired key executives under a supplemental employee retirement plan. Under the plan, the Company is committed to pay benefits to current retirees as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter
Supplemental employee retirement plan benefits obligation (1)	$147	$84	$62	$62	$62	$579

(1)	The present value of all future benefit payments was $0.7 million as of August 31, 2011. See Note 15 – Other Benefit Plans for additional details.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2011, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On October 3, 2010, a legal action was filed against the Company in the United States Federal Court for the Eastern District of Texas (Promote Innovation, LLC v. WD-40 Company). The complaint was a qui tam action brought by the plaintiff on behalf of the United States of America for alleged violation of Section 292 of the Patent Act (Title 35 U.S. Code, Section 292) for false patent marking. The complaint alleged that the Company included reference to an expired patent on certain product packaging, specifically including 2000 Flushes brand products, with an intent to deceive the public. The complaint sought to recover a civil monetary fine of $500 per false marking offense, or an alternative amount determined by the court, one-half of which was to be paid to the United States. On June 6, 2011, Promote Innovation, LLC voluntarily dismissed its false patent marking claim against the Company, without prejudice.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2011.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2011.

Note 13. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Current:
Federal	$9,321	$10,062	$6,566
State	951	1,216	1,381
Foreign	4,627	4,524	4,160

Total current	14,899	15,802	12,107

Deferred:
United States	2,162	1,675	48
Foreign	37	(15)	(118)

Total deferred	2,199	1,660	(70)

	$17,098	$17,462	$12,037

Income before income taxes included $16.2 million, $15.7 million and $13.7 million related to foreign operations for the fiscal years ended August 31, 2011, 2010 and 2009, respectively. Included in these amounts are income before income taxes for the Europe segment of $14.5 million, $14.4 million and $13.1 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,
	2011	2010
Deferred tax assets:
Accrued payroll and related expenses	$803	$3,030
State income taxes paid	644	809
Accounts receivable	550	453
Accounts payable and accrued liabilities	2,250	2,431
Deferred and other long-term liabilities	258	260
Stock-based compensation expense	2,391	2,721
Net operating loss	159	137
Uniform capitalization	565	539
Valuation allowance	(78)	(58)
Other	1,401	1,230

Total deferred tax assets	8,943	11,552

Deferred tax liabilities:
Property and equipment, net	(1,005)	(997)
Amortization of tax goodwill and intangible assets	(23,169)	(21,295)
Investment in low income housing partnerships	(1,032)	(647)
Investment in VML partnership	(491)	(1,140)
Other	(210)	(140)

Total deferred tax liabilities	(25,907)	(24,219)

Net deferred tax liabilities	$(16,964)	$(12,667)

As of August 31, 2011, the Company had state net operating loss (“NOL”) carryforwards of approximately $3.5 million which begin to expire in fiscal year 2016. Utilization of the related deferred tax asset is dependent upon the generation of future taxable income in related jurisdictions. At this time, management has concluded that it is not “more likely than not” that this will occur for a portion of the state NOL, and accordingly, has recorded a valuation allowance against this deferred tax asset in the amount of $0.1 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Amount computed at U.S. statutory federal tax rate	$18,736	$18,745	$13,413
State income taxes, net of federal tax benefits	734	882	912
Effect of foreign operations	(1,377)	(1,230)	(994)
Benefit from qualified domestic production deduction	(798)	(633)	(444)
Revaluation of deferred tax liabilities due to state law change	18	(5)	(516)
Research and experimentation credits	(117)	—	(143)
Other	(98)	(297)	(191)

	$17,098	$17,462	$12,037

As of August 31, 2011, the Company had not provided for U.S. income taxes and foreign withholding taxes on $65.5 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the U.S. The amount of unrecognized deferred U.S. income tax liability, net of unrecognized foreign tax credits, was $5.3 million as of August 31, 2011. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits are as follows (in thousands):

	Fiscal Year Ended August 31,
	2011	2010
Unrecognized tax benefits – beginning of fiscal year	$3,600	$1,987
Gross increases – tax positions in prior periods	90	—
Gross (decreases) increases – current period tax positions	(1,903)	1,823
Expirations of statute of limitations for assessment	(291)	(166)
Settlements	(122)	(44)

Unrecognized tax benefits – end of fiscal year	$1,374	$3,600

The total amount of unrecognized tax benefits was $1.4 million as of August 31, 2011 and $3.6 million as of August 31, 2010, of which $1.0 million and $1.1 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.4 million and $0.2 million as of August 31, 2011 and 2010, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s consolidated balance sheets. There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2011 and 2010.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2008 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2007 are no longer subject to examination. The Company is currently under audit in a state jurisdiction for fiscal years 2005 through 2007. The Company has estimated that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 14. Stock-based Compensation

In December 2007, the Company’s shareholders approved the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), effective as of December 11, 2007 (“Effective Date”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”) and other stock-based awards to employees, directors and consultants. As a result of the adoption of the 2007 Plan, no further awards have been or will be granted from the prior WD-40 Company 1990 Incentive Stock Option Plan (“1990 Incentive Stock Option Plan”) or the prior WD-40 Company 1999 Non-Employee Director Restricted Stock Plan (“Director Stock Plan”) (collectively, the “Prior Plans”) subsequent to the Effective Date. The number of shares initially authorized for issuance pursuant to grants of awards under the 2007 Plan was 2,250,000 shares plus any shares remaining available for issuance pursuant to grants of awards under the Prior Plans, for a total initial pool of shares of common stock available for issuance pursuant to grants of awards under the 2007 Plan of 2,957,830. As of August 31, 2011, 2,123,938 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. Awards under the 2007 Plan or the Prior Plans that expire or are cancelled, forfeited, settled in cash or otherwise settled without the delivery of shares return to the pool available for issuance pursuant to grants of awards under the 2007 Plan. Awards of stock options or stock appreciation rights are counted as one share, and awards of restricted stock, restricted stock units, performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares, performance units and other stock-based awards are counted as three shares, for purposes of computing the number of shares authorized and available for issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the exercise of stock options or the issuance of restricted stock under the Prior Plans and, to date, has continued to issue new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan and the Prior Plans.

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

Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Until issuance of the shares pursuant to these executive officers’ RSUs, the executive officer RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

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

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $3.0 million, $2.9 million and $2.7 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.0 million, $0.9 million and $0.8 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

No stock option awards were granted by the Company during the fiscal years ended August 31, 2011, 2010 and 2009. The estimated fair value of each of the Company’s stock option awards granted in fiscal year 2008 and prior was determined on the date of grant using the Black-Scholes option pricing model. Fiscal year 2008 was the latest fiscal period in which the Company granted any stock options.

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share data):

	Number of Shares		Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term per Share (in years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2008		1,404,713	$30.86
Options granted		—
Options exercised		(51,422)	$25.20
Options forfeited or expired		(4,287)	$36.01

Options outstanding at August 31, 2009		1,349,004	$31.06
Options exercisable at August 31, 2009	1,044,658		$29.62

Options granted		—
Options exercised		(139,979)	$25.52
Options forfeited or expired		(19,128)	$35.22

Options outstanding at August 31, 2010		1,189,897	$31.65
Options exercisable at August 31, 2010	1,081,914		$31.21

Options granted		—
Options exercised		(667,639)	$30.28
Options forfeited or expired		(1,528)	$25.31

Options outstanding at August 31, 2011		520,730	$33.43	4.74	$4,016

Options exercisable at August 31, 2011	520,730		$33.43	4.74	$4,016

The total intrinsic value of options exercised was $7.2 million, $1.3 million and $0.5 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Cash received from stock option exercises for the fiscal years ended August 31, 2011, 2010 and 2009 was $20.2 million, $3.6 million and $1.3 million, respectively. The income tax benefits from stock option exercises totaled $2.2 million, $0.3 million and $0.1 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share data):

		Number of Shares	Aggregate Intrinsic Value
Restricted stock units outstanding at August 31, 2008		35,641
RSUs granted		92,515
RSUs converted to common shares		(742)
RSUs forfeited		(200)

Restricted stock units outstanding at August 31, 2009		127,214
Restricted stock units vested at August 31, 2009	31,173

RSUs granted		69,229
RSUs converted to common shares		(26,673)
RSUs forfeited		(1,034)

Restricted stock units outstanding at August 31, 2010		168,736
Restricted stock units vested at August 31, 2010	49,983

RSUs granted		71,169
RSUs converted to common shares		(47,707)
RSUs forfeited		(441)

Restricted stock units outstanding at August 31, 2011		191,757	$7,889

Restricted stock units vested at August 31, 2011	66,978		$2,755

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2011, 2010 and 2009 was $37.35, $32.14 and $29.87, respectively. The total intrinsic value of all RSUs converted to common shares was $1.9 million, $0.9 million and $20.8 thousand for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

As of August 31, 2011, there was $2.3 million of unamortized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

No cash was received upon the conversion of RSUs to common shares for the fiscal years ended August 31, 2011, 2010 and 2009. The income tax benefits from RSUs converted to common shares totaled $0.5 million, $0.3 million and $7.8 thousand for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Performance Share Units

On December 7, 2009, PSUs with respect to a target number of 24,000 shares of the Company’s common stock were granted to certain executive officers at an aggregate grant date fair market value of $0.8 million, or $32.08 per share. The PSUs shall vest with respect to the applicable percentage of the target number of PSU shares based on relative achievement of the applicable performance measures specified for such PSUs. Based on the most recent estimated achievement of the performance measures associated with these PSU grants, the Company expects that approximately 50%, of the original target number of shares, will vest. As a result, the associated inception to date stock-based compensation expense was adjusted accordingly as of August 31, 2011 to reflect this relative level of achievement of the applicable performance measures.

On October 12, 2010, PSUs with respect to a target number of 24,000 shares of the Company’s common stock were also granted to certain executive officers at an aggregate grant date fair market value of $0.9 million, or $36.88 per share. These PSUs shall vest with respect to the applicable percentage of the target number of PSU shares based on relative achievement of the applicable performance measures specified for such PSUs. Based on the most recent estimated achievement of the performance measures associated with these PSU grants, the Company expects that 24,000 shares, or 100% of the original target number of shares, will vest. As a result, the associated inception to date stock-based compensation expense as of August 31, 2011 reflects this relative level of achievement of the applicable performance measures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated fair value of each of the Company’s PSU award grants was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which are not entitled to receive dividend equivalents with respect to the PSUs.

No PSUs were converted to common shares during the fiscal years ended August 31, 2011 and 2010. The aggregate intrinsic value of PSUs outstanding as of August 31, 2011 was $2.0 million.

As of August 31, 2011, there was $0.4 million of unamortized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year.

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

The fair value of restricted stock awards was estimated based on the closing market price of the Company’s common stock on the date of issuance. As of August 31, 2011, there was $4 thousand of unamortized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 year; such unamortized compensation cost is included as a component of additional paid-in capital in the Company’s consolidated financial statements.

A summary of the Company’s restricted stock award activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Restricted stock awards outstanding at August 31, 2008	13,069	$31.83
Shares issued	—
Shares vested	—
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2009	13,069	$31.83
Shares issued	—
Shares vested	(6,457)	$32.78
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2010	6,612	$30.91
Shares issued	—
Shares vested	(5,504)	$30.67
Shares forfeited	—

Restricted stock awards outstanding at August 31, 2011	1,108	$32.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $2.3 million, $2.3 million and $2.4 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2011, 2010 and 2009 was $1.0 million, $0.9 million and $1.0 million, respectively.

The Company provides fixed retirement benefits to certain of its retired key executives under supplemental employee retirement plan agreements. The projected benefit obligation under these agreements, which is based on the calculated present value of all future benefit payments using discount rates ranging from 6% to 6.5%, was $0.7 million as of August 31, 2011 and 2010. This projected benefit obligation is recorded as a component of deferred and other long-term liabilities in the Company’s consolidated balance sheets. The interest costs associated with this retirement plan totaled to $0.1 million, $19.6 thousand and $18.4 thousand for the fiscal years ended August 31, 2011, 2010 and 2009, respectively. The plan paid benefits of $0.1 million for each of the fiscal years ended August 31, 2011, 2010 and 2009.

Note 16. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales, operating income and expected return. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment, with the exception of certain research and development expenses which the Europe segment started to incur during fiscal year 2011. All such corporate expenses are not allocated to other segments because the Company’s segments are run independently. As a result, there are few costs that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about reportable segments and net sales by product line (in thousands):

	Americas	Europe	Asia-Pacific	Total
Fiscal Year Ended August 31, 2011
Net sales	$169,881	$125,400	$41,128	$336,409
Income from operations (1)	$19,777	$27,846	$6,509	$54,132
Depreciation and amortization expense	$2,822	$1,377	$187	$4,386
Interest income	$8	$108	$112	$228
Interest expense	$1,066	$—	$10	$1,076
Total assets	$171,813	$96,332	$11,632	$279,777

Fiscal Year Ended August 31, 2010
Net sales	$179,867	$110,367	$31,282	$321,516
Income from operations (1)	$25,095	$25,075	$5,028	$55,198
Depreciation and amortization expense	$2,856	$1,236	$156	$4,248
Interest income	$—	$108	$66	$174
Interest expense	$1,717	$—	$9	$1,726
Total assets	$195,991	$83,683	$9,434	$289,108

Fiscal Year Ended August 31, 2009
Net sales	$168,381	$97,518	$26,103	$292,002
Income from operations (1)	$15,282	$20,899	$3,664	$39,845
Depreciation and amortization expense	$2,383	$1,197	$147	$3,727
Interest income	$73	$319	$36	$428
Interest expense	$2,484	$—	$8	$2,492
Total assets	$184,448	$70,010	$8,159	$262,617

(1)

For the fiscal years ended August 31, 2011, 2010 and 2009, income from operations for the Americas segment included corporate expenses of $19.3 million, $17.5 million and $17.6 million, respectively. Income from operations for the Europe segment included research and development expenses of $0.8 million for the fiscal year ended August 31, 2011.

	Fiscal Year Ended August 31,
	2011	2010	2009
Net Sales by Product Line:
Multi-purpose maintenance products	$278,763	$258,095	$225,098
Homecare and cleaning products	57,646	63,421	66,904

Total	$336,409	$321,516	$292,002

Net Sales by Geography:
United States	$135,025	$149,127	$140,917
United Kingdom	26,188	22,367	24,791
Germany (2)	26,865	23,464	19,579
Latin America	18,720	16,609	15,359
Other international	129,611	109,949	91,356

Total	$336,409	$321,516	$292,002

(2)	Represents net sales from the Germanics sales region which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium.

	August 31,
	2011	2010	2009
Long-lived Assets by Geography (3):
United States	$5,232	$6,379	$7,774
International	3,250	2,943	3,156

Total	$8,482	$9,322	$10,930

(3)	Includes tangible assets or property and equipment, net, attributed to the geographic location in which such assets are located.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17. Subsequent Events

In connection with an existing $60.0 million share buy-back plan, the Company repurchased an additional 406,671 shares at a total cost of $16.0 million during the period from September 1, 2011 through the filing date of this report on Form 10-K. As a result, the Company has repurchased 1,424,128 shares at a total cost of $57.4 million to date under this share buy-back plan.

On October 17, 2011, the Company paid off the remaining balance under the Prudential Loan of $10.7 million and the associated interest of $0.2 million with cash on hand. The term loan was scheduled to mature in October 2011.

On October 12, 2011 and September 9, 2011, the Company drew $27.6 million and $10.0 million U.S. dollars, respectively, under the revolving credit facility with Bank of America.

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Merchandising Officer of Tractor Supply Company, which is a customer of the Company. As a result, this will be a related party to the Company in future reporting periods.

On October 7, 2011, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on October 31, 2011 to shareholders of record on October 18, 2011.