Form 10-Q
period 2011-11-30
WD 40 CO
filed 2012-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2012 was 15,977,176.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	November 30, 2011	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$66,644	$56,393
Short-term investments	498	533
Trade accounts receivable, less allowance for doubtful accounts of $389 and $412 at November 30, 2011 and August 31, 2011, respectively	49,346	58,324
Inventories	22,996	17,604
Current deferred tax assets, net	4,827	4,849
Assets held for sale	0	879
Other current assets	5,325	4,574

Total current assets	149,636	143,156
Property and equipment, net	8,367	8,482
Goodwill	95,248	95,452
Other intangible assets, net	29,183	29,933
Other assets	2,787	2,754

Total assets	$285,221	$279,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,168	$19,373
Accrued liabilities	14,978	15,258
Current portion of long-term debt and short-term borrowings	32,000	10,715
Accrued payroll and related expenses	6,545	7,471
Income taxes payable	2,274	1,413

Total current liabilities	77,965	54,230
Long-term deferred tax liabilities, net	22,777	21,813
Deferred and other long-term liabilities	2,497	2,508

Total liabilities	103,239	78,551

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,023,586 and 18,948,868 shares issued at November 30, 2011 and August 31, 2011, respectively; and 15,975,176 and 16,367,913 shares outstanding at November 30, 2011 and August 31, 2011, respectively	19	19
Additional paid-in capital	117,647	117,022
Retained earnings	178,470	176,008
Accumulated other comprehensive loss	(4,088)	(358)
Common stock held in treasury, at cost — 3,048,410 and 2,580,955 shares at November 30, 2011 and August 31, 2011, respectively	(110,066)	(91,465)

Total shareholders’ equity	181,982	201,226

Total liabilities and shareholders’ equity	$285,221	$279,777

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2011	2010
Net sales	$84,945	$80,927
Cost of products sold	43,607	39,705

Gross profit	41,338	41,222

Operating expenses:
Selling, general and administrative	22,637	21,649
Advertising and sales promotion	7,816	6,069
Amortization of definite-lived intangible assets	585	182

Total operating expenses	31,038	27,900

Income from operations	10,300	13,322
Other income (expense):
Interest income	52	55
Interest expense	(242)	(322)
Other (expense) income, net	(180)	197

Income before income taxes	9,930	13,252
Provision for income taxes	3,138	4,173

Net income	$6,792	$9,079

Earnings per common share:
Basic	$0.42	$0.54

Diluted	$0.42	$0.53

Shares used in per share calculations:
Basic	16,074	16,796

Diluted	16,205	16,991

Dividends declared per common share	$0.27	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited and in thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings				Total Shareholders’ Equity	Total Comprehensive Income
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226
Issuance of common stock upon settlements of stock-based equity awards	74,718		(418)					(418)
Stock-based compensation			745					745
Tax benefits from settlements of stock-based equity awards			298					298
Cash dividends ($0.27 per share)				(4,330)				(4,330)
Acquisition of treasury stock						467,455	(18,601)	(18,601)
Foreign currency translation adjustment, net of tax provision of $59					(3,730)			(3,730)	$(3,730)
Net income				6,792				6,792	6,792

Balance at November 30, 2011	19,023,586	$19	$117,647	$178,470	$(4,088)	3,048,410	$(110,066)	$181,982	$3,062

See accompanying notes to unaudited condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended November 30,
	2011	2010
Operating activities:
Net income	$6,792	$9,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218	978
Net losses (gains) on sales and disposals of property and equipment	58	(8)
Deferred income taxes	261	35
Excess tax benefits from settlements of stock-based equity awards	(298)	(574)
Stock-based compensation	745	806
Unrealized foreign currency exchange losses, net	336	566
Provision for bad debts	38	25
Changes in assets and liabilities:
Trade accounts receivable	6,985	514
Inventories	(5,698)	(2,740)
Other assets	(940)	2,414
Accounts payable and accrued liabilities	3,316	876
Accrued payroll and related expenses	(2,103)	(7,912)
Income taxes payable	2,075	226
Deferred and other long-term liabilities	0	27

Net cash provided by operating activities	12,785	4,312

Investing activities:
Purchases of property and equipment	(777)	(774)
Proceeds from sales of property and equipment	920	57

Net cash provided by (used in) investing activities	143	(717)

Financing activities:
Repayments of long-term debt	(10,715)	(10,714)
Proceeds from revolving credit facility	69,550	0
Repayments of revolving credit facility	(37,550)	0
Dividends paid	(4,330)	(4,534)
Proceeds from issuance of common stock	901	8,124
Treasury stock purchases	(18,601)	0
Excess tax benefits from settlements of stock-based equity awards	298	574

Net cash used in financing activities	(447)	(6,550)

Effect of exchange rate changes on cash and cash equivalents	(2,230)	276

Net increase (decrease) in cash and cash equivalents	10,251	(2,679)
Cash and cash equivalents at beginning of period	56,393	75,928

Cash and cash equivalents at end of period	$66,644	$73,249

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2011 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At November 30, 2011, the Company had $8.3 million of foreign currency forward contracts outstanding which mature from December 2011 through March 2012. Unrealized net gains related to foreign currency forward contracts were not material at November 30, 2011 and August 31, 2011. Realized net gains related to foreign currency forward contracts were $0.2 million for the three months ended November 30, 2011 compared to net losses of $0.2 million for the three months ended November 30, 2010.

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

During the third quarter of fiscal year 2011, the Company decided to approve and start executing upon a plan to sell its warehouse facility located in Memphis, Tennessee. The Company classifies assets as held for sale when they meet the criteria set forth in the authoritative guidance on property, plant and equipment. Based on the approval of the plan to sell this facility in May 2011, this property met the held for sale classification criteria and the Company reclassified this property from held and used to held for sale. As of August 31, 2011, this property was included in the assets held for sale at the lower of its carrying value or fair value less the costs to sell in the Company’s condensed consolidated balance sheets. On November 4, 2011, the Company completed the sale of this property to a third party for a sales price of approximately $0.8 million, net of commissions. The sale resulted in a pre-tax loss of approximately $0.1 million.

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

Recently Adopted Accounting Standards

Effective September 1, 2011, the Company adopted the provisions of the updated authoritative guidance related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Per this updated authoritative guidance, when a reporting unit has a zero or negative carrying amount, Step 2 of the goodwill impairment test will be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to be considered are consistent with the current interim impairment triggers for goodwill. Upon adoption, an entity will perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill is impaired. Furthermore, any impairment identified at the time of adoption will be recognized as a cumulative effect adjustment to beginning retained earnings. The adoption of the provisions of this standard did not have an impact on the Company’s consolidated financial statements.

Effective September 1, 2011, the Company adopted the updated authoritative guidance related to fair value measurements which requires certain new disclosures related to activities in Level 3 fair value measurements, including purchases, sales, issuances and settlements. The adoption of this standard did not have an impact on the Company’s consolidated financial statement disclosures.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to a netting arrangement. The updated authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on its consolidated financial statement disclosures.

In September 2011, the FASB issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated authoritative guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on the process and procedures for its goodwill impairment test.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	00,000	00,000	00,000	00,000
	November 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,279	$—	$7,279	$—
Term deposits	498	—	498	—

Total	$7,777	$—	$7,777	$—

	00,000	00,000	00,000	00,000
	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Term deposits	533	—	533	—

Total	$533	$—	$533	$—

Money market funds are highly liquid investments classified as cash equivalents and term deposits are held-to-maturity investments classified as short-term investments in the Company’s condensed consolidated balance sheets at November 30, 2011 and August 31, 2011. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended November 30, 2011 and 2010.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $10.9 million at August 31, 2011 based on discounted future cash flows using current market interest rates. No such long-term debt was outstanding at November 30, 2011.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of November 30, 2011 and August 31, 2011.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Product held at contract packagers	$2,415	$1,727
Raw materials and components	2,686	2,174
Work-in-process	178	318
Finished goods	17,717	13,385

Total	$22,996	$17,604

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Machinery, equipment and vehicles	$11,987	$12,331
Buildings and improvements	3,524	3,559
Computer and office equipment	3,185	3,169
Software	4,480	4,245
Furniture and fixtures	1,147	1,154
Land	283	293

Subtotal	24,606	24,751
Less: accumulated depreciation and amortization	(16,239)	(16,269)

Total	$8,367	$8,482

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired.

Other intangible assets, which currently only include definite-lived intangible assets, consist of trade names and non-contractual customer relationships. The carrying value of goodwill is reviewed for possible impairment annually during the Company’s second fiscal quarter.

In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets for the quarter ended November 30, 2011.

Goodwill

Changes in the carrying amounts of goodwill by segment for the three months ended November 30, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$85,578	$8,663	$1,211	$95,452
Translation adjustments	(31)	(173)	—	(204)

Balance as of November 30, 2011	$85,547	$8,490	$1,211	$95,248

To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Gross carrying amount	$34,626	$34,815
Accumulated amortization	(5,329)	(4,928)
Translation adjustments	(114)	46

Net carrying amount	$29,183	$29,933

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2011 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$26,413	$3,520	$—	$29,933
Amortization expense	(464)	(121)	—	(585)
Translation adjustments	39	(204)	—	(165)

Balance as of November 30, 2011	$25,988	$3,195	$—	$29,183

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

	Trade Names	Non-Contractual Customer Relationships	Total
Remainder of fiscal year 2012	$1,393	$155	$1,548
Fiscal year 2013	1,857	—	1,857
Fiscal year 2014	1,857	—	1,857
Fiscal year 2015	1,857	—	1,857
Fiscal year 2016	1,857	—	1,857
Thereafter	20,207	—	20,207

Total	$29,028	$155	$29,183

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Accrued advertising and sales promotion expenses	$9,271	$9,396
Accrued professional services fees	789	1,005
Accrued sales taxes	538	1,189
Accrued other taxes	863	1,535
Other	3,517	2,133

Total	$14,978	$15,258

Accrued payroll and related expenses consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Accrued bonuses	$919	$2,218
Accrued payroll	1,976	2,111
Accrued profit sharing	2,124	1,608
Accrued payroll taxes	1,079	1,066
Other	447	468

Total	$6,545	$7,471

Deferred and other long-term liabilities consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Supplemental employee retirement plan benefits liability	$680	$707
Other income taxes payable	1,729	1,735
Other	88	66

Total	$2,497	$2,508

Note 8. Debt

Debt consisted of the following (in thousands):

	000000000	000000000
	November 30, 2011	August 31, 2011
Current portion of term loan	$—	$10,715
Revolving credit facility	32,000	—

Total current portion of long-term debt and short-term borrowings	$32,000	$10,715

Term Loan

The Company’s $75.0 million, 7.28% fixed-rate term loan, had a 10-year term which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, the Company paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). The agreement consists of a $75.0 million three-year revolving credit facility. The proceeds of the credit facility will be used for the Company’s general working capital needs and stock repurchases under any existing board approved share buy-back plans. Under the terms of the credit facility agreement, the Company may initiate loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which expires on June 17,

2014. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent. All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). Interest on outstanding loans is due and payable on a quarterly basis through the credit facility maturity date of June 17, 2014. The Company may also borrow against the credit facility through the issuance of standby letters of credit. Outstanding letters of credit are subject to a fee equal to 0.90 percent per annum applied to amounts available to be drawn on outstanding letters of credit. The Company will incur commitment fees for the credit facility at an annual rate of 0.15 percent applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $37.5 million.

The agreement includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. The agreement also requires the Company to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

During the three months ended November 30, 2011, the Company drew $69.6 million U.S. dollars under the revolving credit facility. The Company repaid $37.6 million of these short-term loans and the associated interest in November 2011 with cash on hand. As of November 30, 2011, the Company had a $32.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan. See Note 15 – Subsequent Events for details on a new $50.0 million share buy-back plan that was approved by the Company’s Board of Directors on December 13, 2011.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2011	2010
Net income	$6,792	$9,079
Less: Net income allocated to participating securities	(27)	(31)

Net income available to common shareholders	$6,765	$9,048

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2011	2010
Weighted-average common shares outstanding, basic	16,074	16,796
Weighted-average dilutive securities	131	195

Weighted-average common shares outstanding, diluted	16,205	16,991

For the three months ended November 30, 2011 and 2010, there were no anti-dilutive stock options outstanding.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Merchandising Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.1 million for the three months ended November 30, 2011. Accounts receivable from Tractor Supply were $30,600 as of November 30, 2011.

Note 12. Commitments and Contingencies

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2011, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. At November 30, 2011, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its consolidated financial statements.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2011.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2011.

Note 13. Income Taxes

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

The provision for income taxes was 31.6% and 31.5% of income before income taxes for the three months ended November 30, 2011 and 2010, respectively. The effective income tax rate was effectively unchanged from period to period; however, the November 30, 2010 tax rate was mostly driven by a one-time benefit from adjustments from the provision calculations to the tax return filings, while the November 30, 2011 tax rate was driven by a continuing shift in the allocation of the Company’s net income from the U.S. to certain foreign jurisdictions, primarily the U.K., where income is generally taxed at lower rates.

The total amount of unrecognized tax benefits was $1.3 million as of November 30, 2011 and $1.4 million as of August 31, 2011, of which $0.9 million and $1.0 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.4 million as of November 30, 2011 and August 31, 2011. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three months ended November 30, 2011 and 2010. The Company recognized no tax benefits during the three months ended November 30, 2011.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2008 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2007 are no longer subject to examination. The Company is currently under audit in a state jurisdiction for fiscal year 2009. The Company has estimated that up to $0.5 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The tables below present information about reportable segments and net sales by product line (in thousands):

	$188,893	$188,893	$188,893	$188,893
As of and for the Three Months Ended November 30:	Americas	Europe	Asia-Pacific	Total
2011
Net sales	$40,628	$30,126	$14,191	$84,945
Income from operations (1)	$2,413	$4,809	$3,078	$10,300
Depreciation and amortization expense	$822	$356	$40	$1,218
Interest income	$—	$29	$23	$52
Interest expense	$240	$—	$2	$242
Total assets	$179,537	$91,831	$13,853	$285,221

2010
Net sales	$39,215	$30,757	$10,955	$80,927
Income from operations (1)	$4,178	$6,609	$2,535	$13,322
Depreciation and amortization expense	$622	$311	$45	$978
Interest income	$5	$26	$24	$55
Interest expense	$320	$—	$2	$322
Total assets	$188,893	$84,821	$12,018	$285,732

(1)	Income from operations for the Americas segment included corporate expenses of $4.6 million and $4.5 million for the three months ended November 30, 2011 and 2010, respectively. Income from operations for the Europe segment included research and development expenses of $0.2 million for the three months ended November 30, 2011. Such research and development expenses for the Europe segment were not significant for the three months ended November 30, 2010.

Net Sales by Product Line:	Three Months Ended November 30,
	2011	2010
Multi-purpose maintenance products	$70,811	$66,533
Homecare and cleaning products	14,134	14,394

Total	$84,945	$80,927

Note 15. Subsequent Events

On December 13, 2011, the Company’s Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.27 per share to $0.29 per share. The dividend is payable on January 31, 2012 to shareholders of record on January 6, 2012.

On December 13, 2011, the Company’s Board of Directors also approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on October 20, 2011.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2011:

•

Consolidated net sales increased $4.0 million, or 5%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.1 million on consolidated net sales for the three months ended November 30, 2011. Thus, on a constant currency basis, consolidated net sales would have increased $2.9 million, or 4%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

•

Multi-purpose maintenance products sales, which include the WD-40 multi-use product, 3-IN-ONE, BLUE WORKS and WD-40 Specialist product line, were $70.8 million, up 6% from the same period last fiscal year.

•	Homecare and cleaning products sales, which include all other brands, were $14.1 million, down 2% from the same period last fiscal year.

•

Americas segment sales were $40.6 million, up 4% compared to the same period last fiscal year. Europe segment sales were $30.1 million, down 2% compared to the same period last fiscal year. Asia-Pacific segment sales were $14.2 million, up 30% compared to the same period last fiscal year.

•

Consolidated net income decreased $2.3 million, or 25%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the three months ended November 30, 2011. Thus, on a constant currency basis, consolidated net income would have decreased $2.5 million, or 27%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 48.7% for the three months ended November 30, 2011 compared to 50.9% for the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the three months ended November 30, 2011 were $0.42 versus $0.53 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The WD-40 SpecialistTM line of products was successfully launched in the U.S. and initial sales were strong. This line of products is currently on track to be launched in certain markets in Europe in the next few months.

•

Share repurchases have been successfully executed under our $60.0 million approved share buy-back plan and all remaining authorized purchases under the plan were completed in the first quarter of fiscal year 2012. In addition, on December 13, 2011, the Company’s Board of Directors approved a new $50.0 million share buy-back plan.

•

During the first quarter of fiscal year 2012, we started a project to redesign our supply chain architecture in North America. Once fully integrated, we expect this redesign to result in overall cost savings within our supply chain network, improved service to our customers and an increase in our inventory over historical levels. During the transition phases of this project, we have incurred and may continue to incur additional costs and our inventory levels may fluctuate from period to period.

Our core strategic initiatives and the areas where we will continue to focus our time and resources for the remainder of fiscal year 2012 and in future periods include: (i) maximizing the WD-40 brand; (ii) becoming the global leader in our categories; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining people.

Results of Operations

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from
			Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$70,811	$66,533	$4,278	6%
Homecare and cleaning products	14,134	14,394	(260)	(2)%

Total net sales	84,945	80,927	4,018	5%
Cost of products sold	43,607	39,705	3,902	10%

Gross profit	41,338	41,222	116	—
Operating expenses	31,038	27,900	3,138	11%

Income from operations	$10,300	$13,322	$(3,022)	(23)%

Net income	$6,792	$9,079	$(2,287)	(25)%

Earnings per common share – diluted	$0.42	$0.53	$(0.11)	(21)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from
			Prior Year
	2011	2010	Dollars	Percent
Americas	$40,628	$39,215	$1,413	4%
Europe	30,126	30,757	(631)	(2)%
Asia-Pacific	14,191	10,955	3,236	30%

Total	$84,945	$80,927	$4,018	5%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from
			Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$29,851	$28,456	$1,395	5%
Homecare and cleaning products	10,777	10,759	18	—

Total	$40,628	$39,215	$1,413	4%

% of consolidated net sales	48%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $40.6 million, up $1.4 million, or 4%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $1.4 million, or 5%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-use products in the U.S. and Canada, which were up 4% and 10%, respectively, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher level of promotional activities for the WD-40 multi-use products that were conducted with certain of our key customers during the first quarter of fiscal year 2012 as compared to the first quarter of the prior fiscal year. The increase in Canada was due to a higher level of replenishment orders and increased promotional activities. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to the launch of the new WD-40 Specialist product line in the U.S. which began shipping in the first quarter of fiscal year 2012. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels, it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment remained constant at $10.8 million for both the three months ended November 30, 2011 and 2010. Overall, sales of these products have been negatively impacted in prior periods by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Although total sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, remained constant period over period, sales of Spot Shot products increased 12% in the U.S. for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year, primarily due to a higher level of promotional display activities within the warehouse club channel. This increase was fully offset by lower sales of our automatic toilet bowl cleaners in the U.S. due to competitive factors, category declines and lost distribution.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for each of the three months ended November 30, 2011 and 2010.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from
			Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$28,411	$28,544	$(133)	—
Homecare and cleaning products	1,715	2,213	(498)	(23)%

Total	$30,126	$30,757	$(631)	(2)%

% of consolidated net sales	35%	38%

Sales in the Europe segment decreased to $30.1 million, down $0.6 million, or 2%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended November 30, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $29.6 million in the Europe segment. Thus, on a constant currency basis, sales would have decreased by $1.1 million, or 4%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland and the Netherlands). Overall, sales from direct markets decreased $2.6 million, or 13%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe segment for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: U.K., 26%; France, 15%; Italy and the Germanics sales region, 6% each. Iberia experienced a sales increase of 8% from period to period.

The sales decline in the direct markets throughout most of the Europe segment was primarily due to reduced purchases by customers in the first quarter of fiscal year 2012 as a result of an increased level of promotional activities and purchases in the fourth quarter of fiscal year 2011 and the uncertain economic conditions which currently exist throughout Europe. Sales from direct markets accounted for 57% of the Europe segment’s sales for the three months ended November 30, 2011 compared to 64% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $1.9 million, or 18%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of WD-40 multi-use products throughout the distributor markets. This increase in sales was primarily the result of successful promotional programs from period to period and our continued focus on the growth of our base business in these markets. In addition, sales in the distributor markets were positively impacted by the timing of customer orders, specifically the higher level of such orders which were placed in advance of price increases that became effective at the end of the first quarter of fiscal 2012. The distributor markets accounted for 43% of the Europe segment’s total sales for the three months ended November 30, 2011, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from
			Prior Year
	2011	2010	Dollars	Percent
Multi-purpose maintenance products	$12,548	$9,534	$3,014	32%
Homecare and cleaning products	1,643	1,421	222	16%

Total	$14,191	$10,955	$3,236	30%

% of consolidated net sales	17%	14%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $14.2 million, up $3.2 million, or 30%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended November 30, 2011 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $13.7 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.7 million, or 25%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 71% of the total sales in the Asia-Pacific segment for the three months ended November 30, 2011, increased $2.7 million, or 36%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year primarily due to strong economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.6 million, or 29%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, the Philippines and Korea. Sales in China increased $1.1 million, or 55%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and the higher level of orders placed by our customers during promotional programs.

Sales in Australia increased $0.5 million, or 16%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year primarily due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.2 million, or 6%, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year primarily due to strong economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit increased slightly to $41.3 million for the three months ended November 30, 2011 compared to $41.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 48.7% for the three months ended November 30, 2011 compared to 50.9% for the corresponding period of the prior fiscal year due to a variety of items which partially offset each other, including costs associated with petroleum-

based materials and aerosol cans, other raw materials and manufacturing costs, sales mix changes, costs incurred in support of changes that we are currently making to our North American supply chain infrastructure, the level of discounts offered to our customers and sales price increases.

Gross margin was negatively impacted by 2.3 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The majority of this combined negative impact to gross margin from period to period was due to the increase in costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods.

In addition to the combined impacts of costs associated with petroleum-based materials and aerosol cans on gross margin, we also incurred increased costs in other areas that unfavorably affected gross margin from period to period. We experienced higher costs associated with other raw materials and manufacturing costs, largely related to our Europe segment, which negatively impacted gross margin by 0.7 percentage points from period to period. In addition, we incurred higher warehousing and freight costs in the first quarter of fiscal year 2012 compared to the prior fiscal year and this negatively impacted gross margin by 0.6 percentage points. A large portion of these additional costs resulted from us moving inventory between various of our third-party contract packagers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract packagers and the restructuring of our distribution center network. These changes are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we transition to our new supply chain architecture, we may incur some additional expenses in advance of the ultimate savings we expect to gain once the implementation of this new architecture is complete.

Sales mix changes negatively impacted gross margin by 0.5 percentage points, primarily due to a higher mix of distributor sales as compared to direct market sales in our Europe segment, for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. In addition, advertising, promotional and other discounts increased during the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year negatively impacting gross margin by 0.3 percentage points. The increase in such discounts was due to a higher percentage of sales during the three months ended November 30, 2011 being subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales, may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases which positively affected gross margin by 2.2 percentage points for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. The sales price increases were implemented in certain locations and markets in the first quarter of fiscal year 2012 and late in the fourth quarter of fiscal year 2011, but the favorable impacts to gross margin were primarily the result of price increases implemented in the fourth quarter of fiscal year 2011 in Europe and the United States.

Note that our gross profits and gross margins may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.8 million and $3.4 million for the three months ended November 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2011 increased $1.0 million, or 5%, to $22.6 million from $21.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses slightly decreased to 26.6% for the three months ended November 30, 2011 from 26.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, increased freight costs, the unfavorable impact of changes in foreign currency exchange rates and higher professional service costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.6 million for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year primarily due to annual compensation increases and higher staffing levels, particularly in the Americas and Asia-Pacific segments. Freight costs increased $0.4 million primarily due to increased diesel costs, higher sales volumes and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal. Professional services costs increased $0.2 million due to higher legal and consulting fees. Changes in foreign currency exchange rates increased SG&A expenses by $0.3 million for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the three months ended November 30, 2011 would have been $22.3 million resulting in an increase in such expenses of $0.7 million for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

The increases in SG&A expenses described above were partially offset by a $0.3 million decrease in expenses associated with travel and meetings from period to period. Other miscellaneous expenses, which primarily include research and development expenses, broker sales commissions and bad debt expense decreased by $0.2 million period over period.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs were $1.2 million and $1.3 million for the three months ended November 30, 2011 and 2010, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. They recently developed a new WD-40 Specialist line of products which consist of certain specialty products aimed at current users of the WD-40 brand.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2011 increased $1.7 million, or 29%, to $7.8 million from $6.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 9.2% for the three months ended November 30, 2011 from 7.5% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a significantly higher level of advertising and promotional activities period over period, primarily in our Americas and Europe segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2012 is expected to be in the range of 6.5% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. The costs of certain promotional activities are required to be recorded as a reduction to sales, while others are recorded as advertising and sales promotion expenses. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2011 were $5.3 million compared to $4.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $13.1 million and $10.5 million for the three months ended November 30, 2011 and 2010, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.6 million and $0.2 million for the three months ended November 30, 2011 and 2010, respectively. The increase in amortization for the three months ended November 30, 2011 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the three months ended November 30, 2010 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

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

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2011	2010	Change
Interest income	$52	$55	$(3)
Interest expense	$242	$322	$(80)
Other (expense) income, net	$(180)	$197	$(377)
Provision for income taxes	$3,138	$4,173	$(1,035)

Interest Income

Interest income remained relatively constant for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year primarily due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased $0.4 million for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. This was primarily due to net foreign currency exchange losses which were recorded for the three months ended November 30, 2011 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 31.6% and 31.5% of income before income taxes for the three months ended November 30, 2011 and 2010, respectively. The effective income tax rate was effectively unchanged from period to period; however, the November 30, 2010 tax rate was mostly driven by a one-time benefit from adjustments from the provision calculations to the tax return filings, while the November 30, 2011 tax rate was driven by a continuing shift in the allocation of the Company’s net income from the U.S. to certain foreign jurisdictions, primarily the U.K., where income is generally taxed at lower rates.

Net Income

Net income was $6.8 million, or $0.42 per common share on a fully diluted basis for the three months ended November 30, 2011, compared to $9.1 million, or $0.53 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income for the three months ended November 30, 2011 would have been $6.6 million.

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

The following table summarizes the results of these performance measures:

	Three Months Ended November 30,
	2011	2010
Gross margin	49%	51%
Cost of doing business as a percentage of net sales	35%	34%
EBITDA as a percentage of net sales	13%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2011	2010
Total operating expenses—GAAP	$31,038	$27,900
Amortization of definite-lived intangible assets	(585)	(182)
Depreciation (in operating departments)	(382)	(393)

Cost of doing business	$30,071	$27,325

Net sales	$84,945	$80,927
Cost of doing business as a percentage of net sales	35%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2011	2010
Net income—GAAP	$6,792	$9,079
Provision for income taxes	3,138	4,173
Interest income	(52)	(55)
Interest expense	242	322
Amortization of definite-lived intangible assets	585	182
Depreciation	633	796

EBITDA	$11,338	$14,497

Net sales	$84,945	$80,927
EBITDA as a percentage of net sales	13%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $12.8 million for the three months ended November 30, 2011 compared to $4.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility with Bank of America, N.A. (“Bank of America”). We plan to use the proceeds of the revolving credit facility for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the three months ended November 30, 2011, we drew $69.6 million U.S. dollars under the revolving credit facility. We repaid $37.6 million of these short-term loans and the associated interest in November 2011 with cash on hand. As of November 30, 2011, we had a $32.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At November 30, 2011, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

The $75.0 million, 7.28% fixed-rate term loan, had a 10-year term, which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, we paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

At November 30, 2011, we had a total of $66.6 million in cash and cash equivalents. Of this balance, $48.7 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, acquisitions and new business development activities in the United States. In the event that management elects in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at November 30, 2011, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2011	2010	Change
Net cash provided by operating activities	$12,785	$4,312	$8,473
Net cash provided by (used in) investing activities	143	(717)	860
Net cash used in financing activities	(447)	(6,550)	6,103
Effect of exchange rate changes on cash and cash equivalents	(2,230)	276	(2,506)

Net increase (decrease) in cash and cash equivalents	$10,251	$(2,679)	$12,930

Operating Activities

Net cash provided by operating activities increased $8.5 million to $12.8 million for the three months ended November 30, 2011 from $4.3 million for the corresponding period of the prior fiscal year. Cash provided by operating activities increased for the three months ended November 30, 2011 compared to the corresponding period in the prior fiscal year primarily due to changes in operating assets and liabilities, primarily changes in trade accounts receivable, accrued payroll and related expenses, inventories, accounts payable and accrued liabilities and income taxes payable, all of which were partially offset by a decrease in net income. Trade accounts receivable decreased primarily due to the increased payments received from customers in the first quarter of fiscal year 2012 as a result of the higher level of sales in our Europe segment in the fourth quarter of fiscal year 2011 compared to the prior fiscal year. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2011 bonuses during the first quarter of fiscal year 2012 which were significantly lower than those paid in the corresponding period of the prior fiscal year for the fiscal year 2010 bonuses. Accounts payable and accrued liabilities combined increased from period to period due primarily to the increase in accounts payable balances resulting from increased business activities, including the increased inventory purchases described above and the timing of payments. The changes in income taxes payable were primarily due to the timing of income tax accruals and the related payments during the three months ended November 30, 2011 compared to the corresponding period of the prior fiscal year.

The increase in inventories from period to period was primarily attributable to increased purchases of product that we chose to make from our third-party packagers in support of the redesign of our North American supply chain architecture. Not only do we expect that this new supply chain structure will result in higher levels of inventory than we have held in prior periods, but we also expect that our inventory levels will fluctuate from period to period as we complete the transition phases of this redesign project. In addition, inventories increased due to additional purchases in support of the WD-40 Specialist product line, which was successfully launched in the first quarter of fiscal year 2012.

Investing Activities

Net cash provided by investing activities was $0.1 million for the three months ended November 30, 2011 compared to net cash used in investing activities of $0.7 million for the corresponding period of the prior fiscal year. This increase from period to period was primarily due to the approximate $0.8 million in proceeds from the sale of our warehouse facility located in Memphis, Tennessee during the first quarter of fiscal year 2012.

Financing Activities

Net cash used in financing activities decreased $6.1 million to $0.5 million for the three months ended November 30, 2011 from $6.6 million for the corresponding period of the prior fiscal year primarily driven by $69.6 million in draws that we executed against our new revolving credit facility with Bank of America in the first quarter of fiscal year 2012. This increase in cash was significantly offset by $37.6 million in repayments made on this revolving credit facility during the period and the $18.6 million in treasury stock purchases which occurred the first quarter of fiscal year 2012 and did not occur in the same period of the prior fiscal year. In addition, there was a $7.2 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period. We also made a $10.7 million payment on our term loan with Prudential Capital in both the first quarter of fiscal years 2012 and 2011. The payment made in the first quarter of fiscal year 2012 was the final payment due under this term loan.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollars and a significant portion of our consolidated cash balances are denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.2 million for the three months ended November 30, 2011 as compared to an increase in cash of $0.3 million for the same period in fiscal year 2011. The decrease of $2.5 million from period to period is primarily due to significant changes in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. During the first three months of fiscal year 2012, the Pound Sterling to U.S. Dollar exchange rate decreased from 1.6352 to 1.5560 whereas it increased from 1.5514 to 1.5587 during the first three months of fiscal year 2011.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2011, no such commitments were outstanding.

Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan. See Note 15 – Subsequent Events for details on a new $50.0 million share buy-back plan that was approved by the Company’s Board of Directors on December 13, 2011.

Dividends

On December 13, 2011, the Company’s Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.27 per share to $0.29 per share. The dividend is payable on January 31, 2012 to shareholders of record on January 6, 2012. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition and sales incentives, allowance for doubtful accounts, accounting for income taxes and valuation of goodwill. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

There have been no changes to the items disclosed as critical accounting policies in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report Form 10-K for the fiscal year ended August 31, 2011, with the exception of the changes that we made to the critical accounting policy on the valuation of goodwill and indefinite-lived intangible assets to remove indefinite-lived intangible assets. As a result of a reclassification of our remaining indefinite-lived intangibles assets to definite-lived intangible assets that we recorded in February 2011, we do not have any indefinite-lived intangible assets at November 30, 2011.

Valuation of Goodwill

The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess possible impairments to goodwill at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In performing the annual impairment test of our goodwill, we consider the fair value concepts of a market participant and the highest and best use for our intangible assets.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to a netting arrangement. The updated authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on its consolidated financial statement disclosures.

In September 2011, the FASB issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated authoritative guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on the process and procedures for its goodwill impairment test.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. This updated authoritative guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Merchandising Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.1 million for the three months ended November 30, 2011. Accounts receivable from Tractor Supply were $30,600 as of November 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2011, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. At November 30, 2011, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was to be in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan. See Note 15 – Subsequent Events for details on a new $50.0 million share buy-back plan that was approved by the Company’s Board of Directors on December 13, 2011.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2011. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2011 and October 14, 2011 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	320,389	$38.79	320,389	$6,167,587
October 1 – October 31	86,282	$41.06	86,282	$2,623,205
November 1 – November 30	60,784	$43.14	60,784	$—

Total	467,455	$39.77	467,455

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WD-40 Company, Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2012	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)