Form 10-Q
period 2012-02-29
WD 40 CO
filed 2012-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 2, 2012 was 15,923,964.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 29, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	February 29, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$67,695	$56,393
Short-term investments	554	533
Trade accounts receivable, less allowance for doubtful accounts of $394 and $412 at February 29, 2012 and August 31, 2011, respectively	59,599	58,324
Inventories	25,884	17,604
Current deferred tax assets, net	4,850	4,849
Assets held for sale	0	879
Other current assets	4,509	4,574

Total current assets	163,091	143,156
Property and equipment, net	9,227	8,482
Goodwill	95,324	95,452
Other intangible assets, net	28,659	29,933
Other assets	2,693	2,754

Total assets	$298,994	$279,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,063	$19,373
Accrued liabilities	16,741	15,258
Current portion of long-term debt and short-term borrowings	40,000	10,715
Accrued payroll and related expenses	4,879	7,471
Income taxes payable	1,771	1,413

Total current liabilities	87,454	54,230
Long-term deferred tax liabilities, net	23,017	21,813
Deferred and other long-term liabilities	1,991	2,508

Total liabilities	112,462	78,551

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,030,911 and 18,948,868 shares issued at February 29, 2012 and August 31, 2011, respectively; and 15,887,864 and 16,367,913 shares outstanding at February 29, 2012 and August 31, 2011, respectively	19	19
Additional paid-in capital	118,684	117,022
Retained earnings	184,398	176,008
Accumulated other comprehensive loss	(2,419)	(358)
Common stock held in treasury, at cost — 3,143,047 and 2,580,955 shares at February 29, 2012 and August 31, 2011, respectively	(114,150)	(91,465)

Total shareholders’ equity	186,532	201,226

Total liabilities and shareholders’ equity	$298,994	$279,777

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net sales	$85,966	$79,206	$170,911	$160,133
Cost of products sold	43,823	38,160	87,430	77,865

Gross profit	42,143	41,046	83,481	82,268

Operating expenses:
Selling, general and administrative	21,907	21,629	44,544	43,278
Advertising and sales promotion	4,947	5,375	12,763	11,444
Amortization of definite-lived intangible assets	580	181	1,165	363

Total operating expenses	27,434	27,185	58,472	55,085

Income from operations	14,709	13,861	25,009	27,183
Other income (expense):
Interest income	69	53	121	108
Interest expense	(83)	(219)	(325)	(541)
Other income (expense), net	8	(119)	(172)	78

Income before income taxes	14,703	13,576	24,633	26,828
Provision for income taxes	4,119	4,468	7,257	8,641

Net income	$10,584	$9,108	$17,376	$18,187

Earnings per common share:
Basic	$0.66	$0.53	$1.08	$1.07

Diluted	$0.65	$0.53	$1.07	$1.06

Shares used in per share calculations:
Basic	15,953	16,994	16,014	16,895

Diluted	16,069	17,172	16,137	17,081

Dividends declared per common share	$0.29	$0.27	$0.56	$0.54

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226
Issuance of common stock upon settlements of stock-based equity awards	82,043		(335)					(335)
Stock-based compensation			1,678					1,678
Tax benefits from settlements of stock-based equity awards			319					319
Cash dividends ($0.56 per share)				(8,986)				(8,986)
Acquisition of treasury stock						562,092	(22,685)	(22,685)
Foreign currency translation adjustment, net of tax benefit of $19					(2,061)			(2,061)	$(2,061)
Net income				17,376				17,376	17,376

Balance at February 29, 2012	19,030,911	$19	$118,684	$184,398	$(2,419)	3,143,047	$(114,150)	$186,532	$15,315

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	February 29, 2012	February 28, 2011
Operating activities:
Net income	$17,376	$18,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,475	1,844
Net losses on sales and disposals of property and equipment	33	95
Deferred income taxes	383	244
Excess tax benefits from settlements of stock-based equity awards	(320)	(706)
Stock-based compensation	1,678	1,904
Unrealized foreign currency exchange losses (gains), net	820	(164)
Provision for bad debts	44	31
Changes in assets and liabilities:
Trade accounts receivable	(2,865)	(7,136)
Inventories	(8,408)	(5,182)
Other assets	17	3,580
Accounts payable and accrued liabilities	6,676	2,893
Accrued payroll and related expenses	(3,837)	(10,142)
Income taxes payable	1,618	2,468
Deferred and other long-term liabilities	(516)	43

Net cash provided by operating activities	15,174	7,959

Investing activities:
Purchases of property and equipment	(2,314)	(1,286)
Proceeds from sales of property and equipment	1,033	100
Purchases of short-term investments	(531)	0
Maturities of short-term investments	516	0

Net cash used in investing activities	(1,296)	(1,186)

Financing activities:
Repayments of long-term debt	(10,715)	(10,714)
Proceeds from revolving credit facility	89,600	0
Repayments of revolving credit facility	(49,600)	0
Dividends paid	(8,986)	(9,159)
Proceeds from issuance of common stock	984	11,531
Treasury stock purchases	(22,685)	(9,552)
Excess tax benefits from settlements of stock-based equity awards	320	706

Net cash used in financing activities	(1,082)	(17,188)

Effect of exchange rate changes on cash and cash equivalents	(1,494)	2,012

Net increase (decrease) in cash and cash equivalents	11,302	(8,403)
Cash and cash equivalents at beginning of period	56,393	75,928

Cash and cash equivalents at end of period	$67,695	$67,525

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product lines and the Company launched the first three products in this line in the United States (“U.S.”) during September 2011 and certain products in the line in select markets in Europe during January 2012. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At February 29, 2012, the Company had a notional amount of $13.5 million outstanding in foreign currency forward contracts, which mature from March 2012 through June 2012. Unrealized net gains and losses related to foreign currency forward contracts were not material at February 29, 2012 and August 31, 2011. Realized net gains related to foreign currency forward contracts were not material for the three and six months ended February 29, 2012. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 28, 2011.

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

On November 4, 2011, the Company completed the sale of its warehouse facility located in Memphis, Tennessee to a third party for a sales price of approximately $0.8 million, net of commissions. The sale resulted in a pre-tax loss of approximately $0.1 million which is included as other expense in the Company’s condensed consolidated statements of operations. From the third quarter of fiscal year 2011 through its sale date, this property met the held for sale criteria and was presented as such on the Company’s condensed consolidated balance sheets.

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

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies are no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The updated authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. In February 2012, the Company early adopted the provisions of this updated authoritative guidance in conjunction with its annual goodwill impairment test, which was performed in the second quarter of fiscal year 2012. The adoption of this new guidance changed the Company’s process and procedures for its goodwill impairment test, but it did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In December 2011, the FASB issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. The updated authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on its consolidated financial statement disclosures.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements, but this portion of the guidance was indefinitely deferred in accordance with the Accounting Standards Update No. 2011-12 which was issued by the FASB in December 2011. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and related disclosures. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	February 29, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,231	$—	$3,231	$—
Term deposits	554	—	554	—

Total	$3,785	$—	$3,785	$—

	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Term deposits	533	—	533	—

Total	$533	$—	$533	$—

Money market funds are highly liquid investments classified as cash equivalents and term deposits are held-to-maturity investments classified as short-term investments in the Company’s condensed consolidated balance sheets at February 29, 2012 and August 31, 2011. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended February 29, 2012 and February 28, 2011.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $10.9 million at August 31, 2011 based on discounted future cash flows using current market interest rates. No such long-term debt was outstanding at February 29, 2012.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of February 29, 2012 and August 31, 2011.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Product held at contract packagers	$3,280	$1,727
Raw materials and components	3,146	2,174
Work-in-process	524	318
Finished goods	18,934	13,385

Total	$25,884	$17,604

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Machinery, equipment and vehicles	$12,590	$12,331
Buildings and improvements	3,561	3,559
Computer and office equipment	3,388	3,169
Software	4,964	4,245
Furniture and fixtures	1,183	1,154
Land	287	293

Subtotal	25,973	24,751
Less: accumulated depreciation and amortization	(16,746)	(16,269)

Total	$9,227	$8,482

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

During the second quarter of fiscal year 2012, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. Under updated authoritative guidance which was issued by the FASB in September 2011, companies are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company early adopted the provisions of this new guidance in conjunction with its second quarter of fiscal year 2012 annual goodwill impairment test and it performed a qualitative assessment of all reporting units of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of February 29, 2012.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets for the quarter ended February 29, 2012.

Goodwill

Changes in the carrying amounts of goodwill by segment for the six months ended February 29, 2012 are summarized below (in thousands):

	$85,578	$85,578	$85,578	$85,578
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$85,578	$8,663	$1,211	$95,452
Translation adjustments	(19)	(109)	—	(128)

Balance as of February 29, 2012	$85,559	$8,554	$1,211	$95,324

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 29, 2012	August 31, 2011
Gross carrying amount	$34,695	$34,815
Accumulated amortization	(5,981)	(4,928)
Translation adjustments	(55)	46

Net carrying amount	$28,659	$29,933

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 29, 2012 are summarized below (in thousands):

	$85,578	$85,578	$85,578	$85,578
	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$26,413	$3,520	$—	$29,933
Amortization expense	(930)	(235)	—	(1,165)
Translation adjustments	80	(189)	—	(109)

Balance as of February 29, 2012	$25,563	$3,096	$—	$28,659

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

	Trade Names	Non-Contractual Customer Relationships	Total
Remainder of fiscal year 2012	$930	$39	$969
Fiscal year 2013	1,860	—	1,860
Fiscal year 2014	1,860	—	1,860
Fiscal year 2015	1,860	—	1,860
Fiscal year 2016	1,860	—	1,860
Thereafter	20,250	—	20,250

Total	$28,620	$39	$28,659

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Accrued advertising and sales promotion expenses	$9,699	$9,396
Accrued professional services fees	972	1,005
Accrued sales taxes	1,097	1,189
Accrued other taxes	389	346
Other	4,584	3,322

Total	$16,741	$15,258

Accrued payroll and related expenses consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Accrued bonuses	$854	$2,218
Accrued payroll	2,312	2,111
Accrued profit sharing	503	1,608
Accrued payroll taxes	805	1,066
Other	405	468

Total	$4,879	$7,471

Deferred and other long-term liabilities consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Supplemental employee retirement plan benefits liability	$653	$707
Other income taxes payable	1,235	1,735
Other	103	66

Total	$1,991	$2,508

Note 8. Debt

Debt consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Current portion of term loan	$—	$10,715
Revolving credit facility	40,000	—

Total current portion of long-term debt and short-term borrowings	$40,000	$10,715

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

During the six months ended February 29, 2012, the Company borrowed $89.6 million U.S. dollars under the revolving credit facility and repaid $49.6 million along with the associated interest of $0.1 million with cash on hand. In addition, the Company extended the maturity date of two draws on the line of credit which totaled $25.0 million during the second quarter of fiscal year 2012. This $25.0 million remained within a short-term classification as a result of these extensions. As of February 29, 2012, the Company had a $40.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 29, 2012, the Company repurchased 94,637 shares at a total cost of $4.1 million.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$10,584	$9,108	$17,376	$18,187
Less: Net income allocated to participating securities	(46)	(33)	(73)	(64)

Net income available to common shareholders	$10,538	$9,075	$17,303	$18,123

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Weighted-average common shares outstanding, basic	15,953	16,994	16,014	16,895
Weighted-average dilutive securities	116	178	123	186

Weighted-average common shares outstanding, diluted	16,069	17,172	16,137	17,081

There were no anti-dilutive stock options outstanding for each of the three and six months ended February 29, 2012 and February 28, 2011.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Operating Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.3 million for the three and six months ended February 29, 2012. Accounts receivable from Tractor Supply were $0.1 million as of February 29, 2012.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 29, 2012, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. At February 29, 2012, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its consolidated financial statements.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 29, 2012.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 29, 2012.

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

The provision for income taxes was 28.0% and 32.9% of income before income taxes for the three months ended February 29, 2012 and February 28, 2011, respectively and 29.5% and 32.2% of income before income taxes for the six months ended February 29, 2012 and February 28, 2011, respectively. The decrease in the effective income tax rate from period to period for both the three months and six months was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in the second quarter of fiscal year 2012. A continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the U.K., and a decrease in effective state tax rates in specific states, primarily in California due to a recent change in state tax law, also caused the effective income tax rate to be lower for both the three month and six month periods as compared to the prior fiscal year.

The total amount of unrecognized tax benefits was $0.9 million as of February 29, 2012 and $1.4 million as of August 31, 2011, of which $0.6 million and $1.0 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.2 million and $0.4 million as of February 29, 2012 and August 31, 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and six months ended February 29, 2012 and February 28, 2011.

During the three and six months ended February 29, 2012, the Company recorded on the condensed consolidated balance sheets a tax benefit of $0.5 million and $0.6 million, respectively, associated primarily with the expiration of the statute of limitations for years in which the Company had recorded a reserve for uncertain tax positions. This benefit was partially offset by a charge to tax expense for $0.1 million relating to a reserve for uncertain tax positions in the current fiscal year. The Company has accordingly recorded a net benefit of $0.4 million and $0.5 million for its net change in uncertain tax positions for the three and six month periods ended February 29, 2012, respectively.

During the three and six months ended February 29, 2012, the Company recognized net tax benefits of $0.5 million in its condensed consolidated statements of operations primarily due to the expiration of statutes in certain foreign and state jurisdictions.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2009 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2007 are no longer subject to examination. The Company is currently under audit in state jurisdictions for fiscal years 2008 through 2011. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended:

	Americas	Europe	Asia-Pacific	Total
February 29, 2012
Net sales	$46,023	$28,001	$11,942	$85,966
Income from operations (1)	$6,521	$5,933	$2,255	$14,709
Depreciation and amortization expense	$858	$352	$47	$1,257
Interest income	$1	$28	$40	$69
Interest expense	$81	$—	$2	$83
Total assets	$186,778	$95,993	$16,223	$298,994
February 28, 2011
Net sales	$38,086	$31,757	$9,363	$79,206
Income from operations (1)	$4,464	$7,637	$1,760	$13,861
Depreciation and amortization expense	$504	$312	$50	$866
Interest income	$2	$24	$27	$53
Interest expense	$216	$—	$3	$219
Total assets	$185,156	$93,713	$11,710	$290,579

(1)	Income from operations for the Americas segment included corporate expenses of $5.0 million and $5.3 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Income from operations for the Europe segment included research and development expenses of $0.3 million for each of the three months ended February 29, 2012 and February 28, 2011, respectively.

As of and for the Six Months Ended:

	Americas	Europe	Asia-Pacific	Total
February 29, 2012
Net sales	$86,651	$58,127	$26,133	$170,911
Income from operations (2)	$8,934	$10,742	$5,333	$25,009
Depreciation and amortization expense	$1,680	$708	$87	$2,475
Interest income	$1	$57	$63	$121
Interest expense	$321	$—	$4	$325
Total assets	$186,778	$95,993	$16,223	$298,994
February 28, 2011
Net sales	$77,301	$62,514	$20,318	$160,133
Income from operations (2)	$8,642	$14,246	$4,295	$27,183
Depreciation and amortization expense	$1,126	$623	$95	$1,844
Interest income	$7	$50	$51	$108
Interest expense	$536	$—	$5	$541
Total assets	$185,156	$93,713	$11,710	$290,579

(2)	Income from operations for the Americas segment included corporate expenses of $9.6 million and $9.9 million for the six months ended February 29, 2012 and February 28, 2011, respectively. Income from operations for the Europe segment included research and development expenses of $0.5 million and $0.4 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

Net Sales by Product Line:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Multi-purpose maintenance products	$71,409	$65,440	$142,221	$131,973
Homecare and cleaning products	14,557	13,766	28,690	28,160

Total	$85,966	$79,206	$170,911	$160,133

Note 15. Subsequent Events

On March 20, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on April 30, 2012 to shareholders of record on April 13, 2012.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product lines and we launched the first three products in this line in the U.S. during September 2011 and certain products in the line in select markets in Europe during January 2012. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 29, 2012:

•

Consolidated net sales increased $10.8 million, or 7%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.2 million on consolidated net sales for the six months ended February 29, 2012. Thus, on a constant currency basis, sales would have increased by $9.6 million, or 6%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

†

Multi-purpose maintenance products sales, which include the WD-40 multi-use product, 3-IN-ONE, BLUE WORKS and the WD-40 Specialist product lines, were $142.2 million, up 8% from the same period last fiscal year.

†	Homecare and cleaning products sales, which include all other brands, were $28.7 million, up 2% from the same period last fiscal year.

•

Americas segment sales were $86.7 million, up 12% compared to the same period last fiscal year. Europe segment sales were $58.1 million, down 7% compared to the same period last fiscal year. Asia-Pacific segment sales were $26.1 million, up 29% compared to the same period last fiscal year.

•

Consolidated net income decreased $0.8 million, or 4%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the six months ended February 29, 2012. Thus, on a constant currency basis, consolidated net income would have decreased $1.0 million, or 5%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 48.8% for the six months ended February 29, 2012 compared to 51.4% for the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the six months ended February 29, 2012 were $1.07 versus $1.06 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The WD-40 SpecialistTM line of products was successfully launched in the U.S. during the first quarter of fiscal year 2012 and initial sales results have been positive. Certain products in this line were also launched in select markets in Europe during the second quarter of fiscal year 2012.

•

Share repurchases have been successfully executed under both our $60.0 million and $50.0 million approved share buy-back plans. The $60.0 million plan has been fully utilized and all remaining authorized purchases under the plan were completed in the first quarter of fiscal year 2012. In addition, $4.1 million in authorized shares have been repurchased to date under the $50.0 million plan which was approved by the Company’s Board of Directors in December 2011.

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

Results of Operations

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Net sales:
Multi-purpose maintenance products	$71,409	$65,440	$5,969	9%
Homecare and cleaning products	14,557	13,766	791	6%

Total net sales	85,966	79,206	6,760	9%
Cost of products sold	43,823	38,160	5,663	15%

Gross profit	42,143	41,046	1,097	3%
Operating expenses	27,434	27,185	249	1%

Income from operations	$14,709	$13,861	$848	6%

Net income	$10,584	$9,108	$1,476	16%

Earnings per common share – diluted	$0.65	$0.53	$0.12	23%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Americas	$46,023	$38,086	$7,937	21%
Europe	28,001	31,757	(3,756)	(12)%
Asia-Pacific	11,942	9,363	2,579	28%

Total	$85,966	$79,206	$6,760	9%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$35,306	$27,937	$7,369	26%
Homecare and cleaning products	10,717	10,149	568	6%

Total	$46,023	$38,086	$7,937	21%

% of consolidated net sales	53%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $46.0 million, up $7.9 million, or 21%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $7.4 million, or 26%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-use products in the U.S. and Canada, which were up 33% and 15%, respectively, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to regained distribution within the warehouse club channel and a higher level of promotional activities, particularly in the form of cash discounts and trade promotions, from period to period. The increase in Canada was due to a higher level of customer orders as a result of increased promotional display activities with certain of our existing customers. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to a successful launch of the new WD-40 Specialist product line in the U.S. which began shipping in the first quarter of fiscal year 2012 and realized positive sales results in the second quarter of the current fiscal year. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment increased $0.6 million, or 6%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 5% from period to period. This sales increase was driven primarily by higher sales of Spot Shot products and Carpet Fresh, which were up 9% and 11%, respectively, in the U.S. for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, primarily due to an increased level of promotional display activities within the warehouse club channel and a higher level of product offerings carried by certain of our key customers. Although sales of the homecare and cleaning products increased overall from period to period, sales of these products continue to be challenged by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended February 29, 2012 compared to distribution for the three months ended February 28, 2011, when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$25,872	$29,804	$(3,932)	(13)%
Homecare and cleaning products	2,129	1,953	176	9%

Total	$28,001	$31,757	$(3,756)	(12)%

% of consolidated net sales	33%	40%

Sales in the Europe segment decreased to $28.0 million, down $3.8 million, or 12%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets decreased $1.1 million, or 5%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe segment for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: the Germanics sales region, 18%; Iberia, 7%; France, 5%; and Italy, 2%. The U.K. experienced a sales increase of 8% from period to period.

The sales decline in the direct markets was primarily due to the current adverse economic conditions which exist throughout Europe. Sales from direct markets accounted for 70% of the Europe segment’s sales for the three months ended February 29, 2012 compared to 65% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales decreased $2.7 million, or 24%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the timing of customer orders from period to period. In the second quarter of fiscal year 2011, sales were much higher due to customers placing orders in advance of price increases that became effective at the end of the second quarter of fiscal year 2011. No such price increases were implemented during the second quarter of fiscal year 2012. The distributor markets accounted for 30% of the Europe segment’s total sales for the three months ended February 29, 2012, compared to 35% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$10,232	$7,699	$2,533	33%
Homecare and cleaning products	1,710	1,664	46	3%

Total	$11,942	$9,363	$2,579	28%

% of consolidated net sales	14%	12%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $11.9 million, up $2.6 million, or 28%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 29, 2012 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $11.7 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.4 million, or 25%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 65% of the total sales in the Asia-Pacific segment for the three months ended February 29, 2012, increased $2.1 million, or 38%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to stable economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.2 million, or 29%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, Malaysia and Taiwan. Sales in China increased $0.9 million, or 61%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and a significant promotional program that was conducted during the second quarter of fiscal year 2012 and not in the second quarter of the prior fiscal year.

Sales in Australia increased $0.5 million, or 12%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year due to stable economic conditions, the ongoing growth of our base business and the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.3 million, or 9%, for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Gross Profit

Gross profit increased to $42.1 million for the three months ended February 29, 2012 compared to $41.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 49.0% for the three months ended February 29, 2012 compared to 51.8% for the corresponding period of the prior fiscal year due to a variety of items which negatively impacted gross margin, including costs associated with petroleum-based materials and aerosol cans, other raw materials and manufacturing costs, sales mix changes, costs incurred in support of changes that we are currently making to our North American supply chain infrastructure and the level of discounts offered to our customers. These unfavorable items were partially offset by the positive impacts of sales price increases from period to period.

Gross margin was negatively impacted by 2.3 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The majority of this combined negative impact to gross margin from period to period was due to the increase in costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. We also experienced higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in certain segments, which when combined negatively impacted gross margin by 0.6 percentage points from period to period.

In addition to the combined impacts of costs associated with petroleum-based materials and aerosol cans and higher manufacturing costs on gross margin, we also incurred increased costs in other areas that unfavorably affected gross margin from period to period. We incurred higher warehousing and freight costs in the second quarter of fiscal year 2012 compared to the prior fiscal year and this negatively impacted gross margin by 1.0 percentage point. A large portion of these additional costs resulted from us moving inventory between various of our third-party contract packagers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract packagers and the restructuring of our distribution center network. These changes are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we transition to our new supply chain architecture, we may incur some additional expenses in advance of the ultimate savings we expect to gain once the implementation of this new architecture is complete.

Sales mix changes negatively impacted gross margin by 0.2 percentage points for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. In addition, advertising, promotional and other discounts, which are recorded as a reduction to sales, increased during the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year negatively impacting gross margin by 0.8 percentage points. The increase in such discounts was due to a higher percentage of sales during the three months ended February 29, 2012 being subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. The costs of promotional activities such as sales incentives, trade promotions and cash discounts that we give to our customers are recorded as a reduction to sales. The costs associated with promotional activities that we pay to third parties, which include costs for advertising, coupon programs, consumer promotions, product demonstration, public relations, agency costs, package design expenses and market research costs, are recorded as advertising and sales promotion expenses in our consolidated statements of operations.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases which positively affected gross margin by 2.1 percentage points for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. The sales price increases were implemented in certain locations and markets in the first six months of fiscal year 2012 and in the second half of fiscal year 2011.

Note that our gross profits and gross margins may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million and $3.4 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 29, 2012 increased $0.3 million, or 1%, to $21.9 million from $21.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 25.5% for the three months ended February 29, 2012 from 27.3% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to increased freight costs and higher professional services costs. Freight costs increased $0.5 million primarily due to increased diesel costs, higher sales volumes and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal. Professional services costs increased $0.1 million due to higher legal and consulting fees. These increases in SG&A expenses were partially offset by a $0.3 million decrease in new product exploration expenses within research and development. The decrease in such expenses from period to period was primarily due to the increased level of spending in this area in the second quarter of fiscal year 2011 related to the development of the WD-40 Specialist product line, which was launched in the first quarter of fiscal year 2012.

Although employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, remained constant period over period, various components within the employee-related costs offset each other from period to period. Annual compensation increases and higher staffing levels caused an increase in employee-related costs from period to period. These increases were fully offset by lower bonus expense and stock-based compensation expense for the three months ended February 29, 2012 compared to the same period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs were $1.2 million and $1.3 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 29, 2012 decreased $0.5 million, or 8%, to $4.9 million from $5.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.8% for the three months ended February 29, 2012 from 6.8% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to decreased promotional activities in the Europe segment and lower costs associated with promotional programs conducted in the Americas segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2012 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 29, 2012 were $5.1 million compared to $3.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.0 million and $8.9 million for the three months ended February 29, 2012 and February 28, 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.6 million and $0.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively. The increase in amortization for the three months ended February 29, 2012 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the three months ended February 28, 2011 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

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

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011	Change
Interest income	$69	$53	$16
Interest expense	$83	$219	$(136)
Other income (expense), net	$8	$(119)	$127
Provision for income taxes	$4,119	$4,468	$(349)

Interest Income

Interest income remained relatively constant for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other Income (Expense), Net

Other income (expense), net changed by $0.1 million for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange losses for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 28.0% and 32.9% of income before income taxes for the three months ended February 29, 2012 and February 28, 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes during the three month period ended February 29, 2012. A continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the U.K., and a decrease in effective state tax rates in specific states, primarily in California due to a recent change in state tax law, also caused the effective income tax rate to be lower for the three months ended February 29, 2012 compared to the same time period in the prior fiscal year.

Net Income

Net income was $10.6 million, or $0.65 per common share on a fully diluted basis for the three months ended February 29, 2012 compared to $9.1 million, or $0.53 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Six Months Ended February 29, 2012 Compared to Six Months Ended February 28, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Net sales:
Multi-purpose maintenance products	$142,221	$131,973	$10,248	8%
Homecare and cleaning products	28,690	28,160	530	2%

Total net sales	170,911	160,133	10,778	7%
Cost of products sold	87,430	77,865	9,565	12%

Gross profit	83,481	82,268	1,213	1%
Operating expenses	58,472	55,085	3,387	6%

Income from operations	$25,009	$27,183	$(2,174)	(8)%

Net income	$17,376	$18,187	$(811)	(4)%

Earnings per common share – diluted	$1.07	$1.06	$0.01	1%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Americas	$86,651	$77,301	$9,350	12%
Europe	58,127	62,514	(4,387)	(7)%
Asia-Pacific	26,133	20,318	5,815	29%

Total	$170,911	$160,133	$10,778	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$65,157	$56,393	$8,764	16%
Homecare and cleaning products	21,494	20,908	586	3%

Total	$86,651	$77,301	$9,350	12%

% of consolidated net sales	51%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $86.7 million, up $9.4 million, or 12%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $8.8 million, or 16%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-use products in the U.S. and Canada, which were up 20% and 13%, respectively, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to regained distribution within the warehouse club channel and a higher level of promotional activities for the WD-40 multi-use products in the first six months of fiscal year 2012 compared to the same period in fiscal year 2011. The increase in Canada was due to a higher level of replenishment orders and increased promotional display activities with certain of our existing customers. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to a successful launch of the new WD-40 Specialist product line in the U.S. which began shipping in the first quarter of fiscal year 2012 and realized positive sales results in the first six months of fiscal year 2012. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment increased $0.6 million, or 3%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 3% from period to period. This sales increase was driven by higher sales of Spot Shot products and Carpet Fresh, which were up 10% and 5%, respectively, in the U.S. period over period, primarily due to significant promotional display activities that were conducted during the six months ended February 29, 2012, but not in the same period of the prior fiscal year and a higher level of product offerings carried by certain of key our customers. This increase was partially offset by lower sales of our automatic toilet bowl cleaners in the U.S. due to competitive factors, category declines and lost distribution. Although sales of the homecare and cleaning products increased overall from period to period, sales of these products continue to be challenged by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the six months ended February 29, 2012, compared to the distribution for the six months ended February 28, 2011, when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$54,283	$58,347	$(4,064)	(7)%
Homecare and cleaning products	3,844	4,167	(323)	(8)%

Total	$58,127	$62,514	$(4,387)	(7)%

% of consolidated net sales	34%	39%

Sales in the Europe segment decreased to $58.1 million, down $4.4 million, or 7%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets decreased $3.6 million, or 9%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe segment for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: the Germanics sales region, 13%; France, 10%; the U.K., 9%; and Italy, 4%. Sales in Iberia remained relatively constant from period to period.

The sales decline in the direct markets was primarily due to the adverse economic conditions which have existed throughout Europe since the beginning of our fiscal year 2012 along with reduced purchases by customers in the first six months of fiscal year 2012 following an increased level of promotional activities and purchases in the fourth quarter of fiscal year 2011. Sales from direct markets accounted for 63% of the Europe segment’s sales for the six months ended February 29, 2012 compared to 65% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales decreased $0.8 million, or 4%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, primarily due to decreased sales of WD-40 multi-use products in Northern Europe and the Middle East. Overall, sales in the distributor markets for the six month ended February 29, 2012 were negatively impacted by the timing of customer orders as compared to the same period of the prior fiscal year. During the first quarter of fiscal year 2012, we experienced sales increases due to customers placing orders in advance of price increases that became effective at the end of the first quarter of fiscal year 2012. Although price increases were also implemented in fiscal year 2011, this took place in the second quarter and customers placed a higher level of additional orders in advance of these price increases. As a result, sales for the distributor markets were lower during the six months ended February 29, 2012 compared to the same period of the prior fiscal year. The distributor markets accounted for 37% of the Europe segment’s total sales for the six months ended February 29, 2012, compared to 35% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change from Prior Year
			Dollars	Percent
Multi-purpose maintenance products	$22,780	$17,233	$5,547	32%
Homecare and cleaning products	3,353	3,085	268	9%

Total	$26,133	$20,318	$5,815	29%

% of consolidated net sales	15%	13%

Sales in the Asia-Pacific segment, which includes Asia and Australia, increased to $26.1 million, up $5.8 million, or 29%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the six months ended February 29, 2012 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $25.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.1 million, or 25%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment for the six months ended February 29, 2012, increased $4.8 million, or 37%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to stable economic conditions throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $2.8 million, or 29%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, the Philippines and Korea. Sales in China increased $2.0 million, or 58%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year due to the ongoing growth of our base business and the higher level of orders placed by our customers during promotional programs.

Sales in Australia increased $1.0 million, or 14%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year due to stable economic conditions, the ongoing growth of our base business and the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $0.5 million, or 7%, for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Gross Profit

Gross profit increased to $83.5 million for the six months ended February 29, 2012 compared to $82.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 48.8% for the six months ended February 29, 2012 compared to 51.4% for the corresponding period of the prior fiscal year due to a variety of items which negatively impacted gross margin, including costs associated with petroleum-based materials and aerosol cans, other raw materials and manufacturing costs, sales mix changes, costs incurred in support of changes that we are currently making to our North American supply chain infrastructure and the level of discounts offered to our customers. These unfavorable items were partially offset by the positive impacts of sales price increases from period to period.

Gross margin was negatively impacted by 2.3 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The majority of this combined negative impact to gross margin from period to period was due to the increase in costs associated with petroleum-based materials which started in the second quarter of our fiscal year 2011. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. We also experienced higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in certain segments, which when combined negatively impacted gross margin by 0.7 percentage points from period to period.

In addition to the combined impacts of costs associated with petroleum-based materials and aerosol cans and higher manufacturing costs on gross margin, we also incurred increased costs in other areas that unfavorably affected gross margin from period to period. We incurred higher warehousing and freight costs in the first six months of fiscal year 2012 compared to the prior fiscal year and this negatively impacted gross margin by 0.7 percentage points. A large portion of these additional costs resulted from us moving inventory between various of our third-party contract packagers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract packagers and the restructuring of our distribution center network. These changes are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we transition to our new supply chain architecture, we may incur some additional expenses in advance of the ultimate savings we expect to gain once the implementation of this new architecture is complete.

Sales mix changes negatively impacted gross margin by 0.8 percentage points for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. In addition, advertising, promotional and other discounts, which are recorded as a reduction to sales, increased during the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year negatively impacting gross margin by 0.5 percentage points. The increase in such discounts was due to a higher percentage of sales during the six months ended February 29, 2012 being subject to promotional allowances compared to the corresponding period in the prior fiscal year.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases which positively affected gross margin by 2.4 percentage points for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. The sales price increases were implemented in certain locations and markets in the first six months of fiscal year 2012 and in the second half of fiscal year 2011.

Note that our gross profits and gross margins may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for distribution to our customers from our contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $7.7 million and $6.8 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended February 29, 2012 increased $1.2 million, or 3%, to $44.5 million from $43.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 26.1% for the six months ended February 29, 2012 from 27.0% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to increased freight costs, higher employee-related costs, higher professional services costs and the unfavorable impact of changes in foreign currency exchange rates. Freight costs increased $0.9 million primarily due to increased diesel costs, higher sales volumes and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.6 million for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to annual compensation increases and higher staffing levels in all segments. The increase in compensation costs was partially offset by lower bonus expense from period to period. Professional services costs increased $0.4 million due to higher legal and consulting fees. Changes in foreign currency exchange rates increased SG&A expenses by $0.3 million for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the six months ended February 29, 2012 would have been $44.2 million resulting in an increase in such expenses of $0.9 million for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

The increases in SG&A expenses described above were partially offset by a decrease in expenses associated with new product exploration, travel and meetings and other miscellaneous items from period to period. The decrease in new product exploration expenses within research and development of $0.5 million was primarily due to the increased level of spending in this area in the second quarter of fiscal year 2011 related to the development of the WD-40 Specialist product line, which was launched in the first quarter of fiscal year 2012. Travel and meeting expenses also decreased $0.3 million due to a lower level of travel and reduced costs associated with sales meetings from period to period. Other miscellaneous expenses, which primarily include broker sales commissions, insurance and bad debt expense decreased by $0.2 million period over period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the six months ended February 29, 2012 and February 28, 2011 were $2.4 million and $2.5 million, respectively. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by our product development team, Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 29, 2012 increased $1.4 million, or 12%, to $12.8 million from $11.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 7.5% for the six months ended February 29, 2012 from 7.1% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a significantly higher level of advertising and promotional activities period over period, primarily in our Americas and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 29, 2012 were $10.4 million compared to $8.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $23.2 million and $19.4 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.2 million and $0.4 million for the six months ended February 29, 2012 and February 28, 2011, respectively. The increase in amortization for the six months ended February 29, 2012 was related to the 2000 Flushes, Spot Shot and 1001 trade names which were changed to definite-lived intangible assets from indefinite-lived intangible assets at February 28, 2011. The amortization for the six months ended February 28, 2011 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

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

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change
Interest income	$121	$108	$13
Interest expense	$325	$541	$(216)
Other (expense) income, net	$(172)	$78	$(250)
Provision for income taxes	$7,257	$8,641	$(1,384)

Interest Income

Interest income remained relatively constant for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.2 million for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased $0.3 million for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. This was primarily due to net foreign currency exchange losses which were recorded for the six months ended February 29, 2012 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 29.5% and 32.2% of income before income taxes for the six months ended February 29, 2012 and February 28, 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in the second quarter of fiscal year 2012. A continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the U.K., and a decrease in effective state tax rates in specific states, primarily in California due to a recent change in state tax law, also caused the effective income tax rate to be lower for the six months ended February 29, 2012 compared to the same time period in the prior fiscal year.

Net Income

Net income was $17.4 million, or $1.07 per common share on a fully diluted basis for the six months ended February 29, 2012 compared to $18.2 million, or $1.06 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the six months ended February 29, 2012 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income for the six months ended February 29, 2012 would have been $17.2 million.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Gross margin	49%	52%	49%	51%
Cost of doing business as a percentage of net sales	31%	34%	33%	34%
EBITDA as a percentage of net sales	19%	18%	16%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Total operating expenses-GAAP	$27,434	$27,185	$58,472	$55,085
Amortization of definite-lived intangible assets	(580)	(181)	(1,165)	(363)
Depreciation (in operating departments)	(390)	(403)	(772)	(796)

Cost of doing business	$26,464	$26,601	$56,535	$53,926

Net sales	$85,966	$79,206	$170,911	$160,133
Cost of doing business as a percentage of net sales	31%	34%	33%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income-GAAP	$10,584	$9,108	$17,376	$18,187
Provision for income taxes	4,119	4,468	7,257	8,641
Interest income	(69)	(53)	(121)	(108)
Interest expense	83	219	325	541
Amortization of definite-lived intangible assets	580	181	1,165	363
Depreciation	677	685	1,310	1,481

EBITDA	$15,974	$14,608	$27,312	$29,105

Net sales	$85,966	$79,206	$170,911	$160,133
EBITDA as a percentage of net sales	19%	18%	16%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $15.2 million for the six months ended February 29, 2012 compared to $8.0 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility with Bank of America, N.A. (“Bank of America”). We plan to use the proceeds of the revolving credit facility for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the six months ended February 29, 2012, we borrowed $89.6 million U.S. dollars under the revolving credit facility and repaid $49.6 million along with the associated interest of $0.1 million with cash on hand. In addition, we extended the maturity date of two draws on the line of credit which totaled $25.0 million during the second quarter of fiscal year 2012. This $25.0 million remained within a short-term classification as a result of these extensions. As of February 29, 2012, we had a $40.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At February 29, 2012, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

The $75.0 million, 7.28% fixed-rate term loan, had a 10-year term, which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, we paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

At February 29, 2012, we had a total of $67.7 million in cash and cash equivalents. Of this balance, $51.8 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at February 29, 2012, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended
	February 29, 2012	February 28, 2011	Change
Net cash provided by operating activities	$15,174	$7,959	$7,215
Net cash used in investing activities	(1,296)	(1,186)	(110)
Net cash used in financing activities	(1,082)	(17,188)	16,106
Effect of exchange rate changes on cash and cash equivalents	(1,494)	2,012	(3,506)

Net increase (decrease) in cash and cash equivalents	$11,302	$(8,403)	$19,705

Operating Activities

Net cash provided by operating activities increased $7.2 million to $15.2 million for the six months ended February 29, 2012 from $8.0 million for the corresponding period of the prior fiscal year. Cash provided by operating activities increased for the six months ended February 29, 2012 compared to the corresponding period in the prior fiscal year due to changes in operating assets and liabilities, primarily changes in inventories, accounts payable and accrued liabilities, accrued payroll and related expenses and trade accounts receivable.

The increase in inventories from period to period was primarily attributable to increased purchases of product that we chose to make from our third-party packagers in support of the redesign of our North American supply chain architecture. Not only do we expect that this new supply chain structure will result in higher levels of inventory than we have held in prior periods, but we also expect that our inventory levels will fluctuate from period to period as we complete the transition phases of this redesign project. In addition, inventories increased due to additional purchases in support of the WD-40 Specialist product line, which was successfully launched in the U.S. during the first quarter of fiscal year 2012 and in select markets in Europe during the second quarter of fiscal year 2012.

Accounts payable and accrued liabilities combined increased from period to period due primarily to the increase in accounts payable balances resulting from increased business activities, including the increased inventory purchases described above and the timing of payments to vendors. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2011 bonuses during the first quarter of fiscal year 2012 which were significantly lower than those paid in the corresponding period of the prior fiscal year for the fiscal year 2010 bonuses. The increase in trade accounts receivable balances for the first six months of fiscal year 2012 was much lower as compared to the same period of the prior fiscal year primarily due to changing sales volumes and the timing of payments received from customers from period to period.

Investing Activities

Net cash used for investing activities increased $0.1 million to $1.3 million for the six months ended February 29, 2012 from $1.2 million for the corresponding period of the prior fiscal year due primarily to higher purchases of property and equipment, which were offset by proceeds of $0.8 million from the sale of our warehouse facility located in Memphis, Tennessee during the first quarter of fiscal year 2012. Purchases of property and equipment during the six months ended February 29, 2012 were primarily for machinery and equipment, computer equipment and software.

Financing Activities

Net cash used in financing activities decreased $16.1 million to $1.1 million for the six months ended February 29, 2012 from $17.2 million for the corresponding period of the prior fiscal year driven in part by the $89.6 million in draws that we executed against our new revolving credit facility with Bank of America during the six months ended February 29, 2012. This increase in cash was significantly offset by $49.6 million in repayments made on this revolving credit facility and the $13.1 million in additional treasury stock purchases which occurred during the six months ended February 29, 2012 compared to the same period of the prior fiscal year. In addition, there was a $10.5 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollars and a significant portion of our consolidated cash balances are denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.5 million for the six months ended February 29, 2012 as compared to an increase in cash of $2.0 million for the same period in fiscal year 2011. The decrease of $3.5 million from period to period is primarily due to significant changes in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. During the first six months of fiscal year 2012, the Pound Sterling to U.S. Dollar exchange rate decreased from 1.6352 to 1.5850 whereas it increased from 1.5514 to 1.6121 during the first six months of fiscal year 2011.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 29, 2012, no such commitments were outstanding.

Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 29, 2012, the Company repurchased 94,637 shares at a total cost of $4.1 million.

Dividends

On March 20, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on April 30, 2012 to shareholders of record on April 13, 2012. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

There have been no changes to the items disclosed as critical accounting policies in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report Form 10-K for the fiscal year ended August 31, 2011, with the exception of the following changes that we made to the critical accounting policy related to the valuation of goodwill and indefinite-lived intangible assets to (1) remove the indefinite-lived intangible assets and (2) early adopt the provisions of the updated authoritative guidance on goodwill. As a result of a reclassification of our remaining indefinite-lived intangibles assets to definite-lived intangible assets that we recorded in February 2011, we do not have any indefinite-lived intangible assets at February 29, 2012. In addition, we early adopted the provisions of the updated authoritative guidance on goodwill in conjunction with our annual goodwill impairment test which was conducted during the second quarter of fiscal year 2012.

Valuation of Goodwill

The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess for possible impairments to goodwill at least annually during our second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist.

Under updated authoritative guidance which was issued by the FASB in September 2011, we are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of the goodwill impairment test and then, if needed, the second step, to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of a reporting unit is more than its carrying amount, we do not need to perform the two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. We determine the fair values of our reporting units using the income valuation approach or other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Any impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

We early adopted the provisions of this new guidance on goodwill in conjunction with our second quarter of fiscal year 2012 annual goodwill impairment test and we performed a qualitative assessment of whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting our reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 29, 2012. During our impairment tests performed in fiscal years 2011 and 2010, we also did not identify or record any impairment losses related to our goodwill.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance related to new disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. The updated authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the potential impact, if any, of the adoption of this updated authoritative guidance on its consolidated financial statement disclosures.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements, but this portion of the guidance was indefinitely deferred in accordance with the Accounting Standards Update No. 2011-12 which was issued by the FASB in December 2011. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In May 2011, the FASB issued updated authoritative guidance to amend the fair value measurements and related disclosures. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Operating Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.3 million for the three and six months ended February 29, 2012. Accounts receivable from Tractor Supply were $0.1 million as of February 29, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2012, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business. At February 29, 2012, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 29, 2012, the Company repurchased 94,637 shares at a total cost of $4.1 million.

The following table provides information with respect to all purchases made by the Company during the three months ended February 29, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – December 31	—	$—	—	$50,000,000
January 1 – January 31	48,880	$42.35	48,880	$47,928,837
February 1 – February 29	45,757	$43.97	45,757	$45,915,986

Total	94,637	$43.13	94,637

Item 6.	Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Bylaws, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2009, Exhibit 3(b) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WD-40 Company, Inc. Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2012	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)