Form 10-Q
period 2012-05-31
WD 40 CO
filed 2012-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 5, 2012 was 15,787,109.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	May 31, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$71,709	$56,393
Short-term investments	503	533
Trade accounts receivable, less allowance for doubtful accounts of $406 and $412 at May 31, 2012 and August 31, 2011, respectively	53,086	58,324
Inventories	25,744	17,604
Current deferred tax assets, net	4,823	4,849
Assets held for sale	0	879
Other current assets	5,696	4,574

Total current assets	161,561	143,156
Property and equipment, net	9,075	8,482
Goodwill	95,253	95,452
Other intangible assets, net	28,103	29,933
Other assets	2,702	2,754

Total assets	$296,694	$279,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,331	$19,373
Accrued liabilities	15,495	15,258
Current portion of long-term debt and short-term borrowings	45,000	10,715
Accrued payroll and related expenses	5,695	7,471
Income taxes payable	1,044	1,413

Total current liabilities	87,565	54,230
Long-term deferred tax liabilities, net	23,372	21,813
Deferred and other long-term liabilities	1,957	2,508

Total liabilities	112,894	78,551

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,095,066 and 18,948,868 shares issued at May 31, 2012 and August 31, 2011, respectively; and 15,769,289 and 16,367,913 shares outstanding at May 31, 2012 and August 31, 2011, respectively	19	19
Additional paid-in capital	121,447	117,022
Retained earnings	188,895	176,008
Accumulated other comprehensive loss	(4,195)	(358)
Common stock held in treasury, at cost — 3,325,777 and 2,580,955 shares at May 31, 2012 and August 31, 2011, respectively	(122,366)	(91,465)

Total shareholders’ equity	183,800	201,226

Total liabilities and shareholders’ equity	$296,694	$279,777

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net sales	$87,022	$85,536	$257,933	$245,669
Cost of products sold	43,940	43,397	131,370	121,262

Gross profit	43,082	42,139	126,563	124,407

Operating expenses:
Selling, general and administrative	22,736	22,588	67,280	65,866
Advertising and sales promotion	6,702	7,121	19,465	18,565
Amortization of definite-lived intangible assets	504	587	1,669	950

Total operating expenses	29,942	30,296	88,414	85,381

Income from operations	13,140	11,843	38,149	39,026
Other income (expense):
Interest income	61	59	182	167
Interest expense	(159)	(277)	(484)	(818)
Other (expense) income, net	(170)	119	(342)	197

Income before income taxes	12,872	11,744	37,505	38,572
Provision for income taxes	3,736	3,684	10,993	12,325

Net income	$9,136	$8,060	$26,512	$26,247

Earnings per common share:
Basic	$0.57	$0.48	$1.65	$1.55

Diluted	$0.57	$0.47	$1.64	$1.53

Shares used in per share calculations:
Basic	15,872	16,851	15,966	16,880

Diluted	16,008	17,027	16,094	17,063

Dividends declared per common share	$0.29	$0.27	$0.85	$0.81

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited and in thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital					Total Shareholders’ Equity	Total Comprehensive Income
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226
Issuance of common stock upon settlements of stock-based equity awards	146,198		1,792					1,792
Stock-based compensation			2,169					2,169
Tax benefits from settlements of stock-based equity awards			464					464
Cash dividends ($0.85 per share)				(13,625)				(13,625)
Acquisition of treasury stock						744,822	(30,901)	(30,901)
Foreign currency translation adjustment, net of tax benefit of $54					(3,837)			(3,837)	$(3,837)
Net income				26,512				26,512	26,512

Balance at May 31, 2012	19,095,066	$19	$121,447	$188,895	$(4,195)	3,325,777	$(122,366)	$183,800	$22,675

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended May 31,
	2012	2011
Operating activities:
Net income	$26,512	$26,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,691	3,130
Net losses on sales and disposals of property and equipment	4	147
Deferred income taxes	664	466
Excess tax benefits from settlements of stock-based equity awards	(449)	(924)
Stock-based compensation	2,169	2,671
Unrealized foreign currency exchange losses, net	1,128	218
Provision for bad debts	83	108
Changes in assets and liabilities:
Trade accounts receivable	2,381	(3,822)
Inventories	(8,451)	(5,627)
Other assets	(1,293)	3,289
Accounts payable and accrued liabilities	2,195	3,509
Accrued payroll and related expenses	(2,960)	(9,577)
Income taxes payable	1,263	1,635
Deferred and other long-term liabilities	(536)	103

Net cash provided by operating activities	26,401	21,573

Investing activities:
Purchases of property and equipment	(3,043)	(2,004)
Proceeds from sales of property and equipment	1,133	127
Purchases of short-term investments	(529)	0
Maturities of short-term investments	514	0

Net cash used in investing activities	(1,925)	(1,877)

Financing activities:
Repayments of long-term debt	(10,715)	(10,714)
Proceeds from revolving credit facility	99,550	0
Repayments of revolving credit facility	(54,550)	0
Dividends paid	(13,625)	(13,748)
Proceeds from issuance of common stock	3,112	16,518
Treasury stock purchases	(30,901)	(21,302)
Excess tax benefits from settlements of stock-based equity awards	449	924

Net cash used in financing activities	(6,680)	(28,322)

Effect of exchange rate changes on cash and cash equivalents	(2,480)	2,979

Net increase (decrease) in cash and cash equivalents	15,316	(5,647)
Cash and cash equivalents at beginning of period	56,393	75,928

Cash and cash equivalents at end of period	$71,709	$70,281

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. The Company markets multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product lines and the Company launched the first three products in this line in the United States (“U.S.”) during September 2011 and certain products in the line in Canada and select markets in Europe during January 2012. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At May 31, 2012, the Company had a notional amount of $10.7 million outstanding in foreign currency forward contracts, which mature from June 2012 through September 2012. Unrealized net gains and losses related to foreign currency forward contracts were not material at May 31, 2012 and August 31, 2011. Realized net gains related to foreign currency forward contracts were $0.4 million and $0.6 million for the three and nine months ended May 31, 2012, respectively. Realized net losses related to foreign currency forward contracts were $0.2 million and $0.5 million for the three and nine months ended May 31, 2011, respectively.

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

Recently Adopted Accounting Standards

Effective March 1, 2012, the Company adopted the updated authoritative guidance related to fair value measurements that requires additional changes to fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The adoption of this standard did not have an impact on the Company’s consolidated financial statement disclosures.

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

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies will have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In the single continuous statement approach, the guidance requires the entity to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, the income statement will be followed immediately by the statement of other comprehensive income, which will include the amount for total comprehensive income. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements, but this portion of the guidance was indefinitely deferred in accordance with the Accounting Standards Update No. 2011-12 which was issued by the FASB in December 2011. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has evaluated this updated authoritative guidance, and expects to include this information as a continuous statement or a separate statement starting in fiscal year 2013.

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	May 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,534	$—	$4,534	$—
Term deposits	503	—	503	—

Total	$5,037	$—	$5,037	$—

	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$—	$—	$—	$—
Term deposits	533	—	533	—

Total	$533	$—	$533	$—

Money market funds are highly liquid investments classified as cash equivalents and term deposits are held-to-maturity investments classified as short-term investments in the Company’s condensed consolidated balance sheets at May 31, 2012 and August 31, 2011. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended May 31, 2012 and 2011.

The carrying values of trade accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $10.9 million at August 31, 2011 based on discounted future cash flows using current market interest rates. No such long-term debt was outstanding at May 31, 2012.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of May 31, 2012 and August 31, 2011.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Product held at contract packagers	$3,174	$1,727
Raw materials and components	2,849	2,174
Work-in-process	523	318
Finished goods	19,198	13,385

Total	$25,744	$17,604

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Machinery, equipment and vehicles	$12,605	$12,331
Buildings and improvements	3,532	3,559
Computer and office equipment	3,366	3,169
Software	5,132	4,245
Furniture and fixtures	1,196	1,154
Land	283	293

Subtotal	26,114	24,751
Less: accumulated depreciation and amortization	(17,039)	(16,269)

Total	$9,075	$8,482

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets for the quarter ended May 31, 2012.

Goodwill

Changes in the carrying amounts of goodwill by segment for the nine months ended May 31, 2012 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$85,578	$8,663	$1,211	$95,452
Translation adjustments	(30)	(169)	—	(199)

Balance as of May 31, 2012	$85,548	$8,494	$1,211	$95,253

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2012	August 31, 2011
Gross carrying amount	$34,630	$34,815
Accumulated amortization	(6,417)	(4,928)
Translation adjustments	(110)	46

Net carrying amount	$28,103	$29,933

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2012 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2011	$26,413	$3,520	$—	$29,933
Amortization expense	(1,397)	(272)	—	(1,669)
Translation adjustments	122	(283)	—	(161)

Balance as of May 31, 2012	$25,138	$2,965	$—	$28,103

The estimated future amortization expense for the 1001 trade name intangible asset is based on current foreign currency exchange rates, and amounts in future periods may differ from those presented due to fluctuations in those rates. The estimated amortization expense for the Company’s trade names intangible assets in future fiscal years is as follows (in thousands):

Trade Names
Remainder of fiscal year 2012	$464
Fiscal year 2013	1,857
Fiscal year 2014	1,857
Fiscal year 2015	1,857
Fiscal year 2016	1,857
Thereafter	20,211

Total	$28,103

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Accrued advertising and sales promotion expenses	$10,622	$9,396
Accrued professional services fees	1,165	1,005
Accrued sales taxes	739	1,189
Accrued other taxes	912	346
Other	2,057	3,322

Total	$15,495	$15,258

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Accrued bonuses	$1,302	$2,218
Accrued payroll	2,108	2,111
Accrued profit sharing	1,145	1,608
Accrued payroll taxes	758	1,066
Other	382	468

Total	$5,695	$7,471

Deferred and other long-term liabilities consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Supplemental employee retirement plan benefits liability	$626	$707
Other income taxes payable	1,232	1,735
Other	99	66

Total	$1,957	$2,508

Note 8. Debt

Debt consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Current portion of term loan	$—	$10,715
Revolving credit facility	45,000	—

Total current portion of long-term debt and short-term borrowings	$45,000	$10,715

Term Loan

The Company’s $75.0 million, 7.28% fixed-rate term loan, had a 10-year term which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, the Company paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). The agreement consists of a $75.0 million three-year revolving credit facility. To date, the Company has used the proceeds of the revolving credit facility for its stock repurchases and plans to continue using such proceeds for its general working capital needs and stock repurchases under any existing board approved share buy-back plans. Under the terms of the credit facility agreement, the Company may initiate loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which expires on June 17, 2014. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent. All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). Interest on outstanding loans is due and payable on a quarterly basis through the credit facility maturity date of June 17, 2014. The Company may also borrow against the credit facility through the issuance of standby letters of credit. Outstanding letters of credit are subject to a fee equal to 0.90 percent per annum applied to amounts available to be drawn on outstanding letters of credit. The Company will incur commitment fees for the credit facility at an annual rate of 0.15 percent applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $37.5 million.

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

During the nine months ended May 31, 2012, the Company borrowed $99.6 million U.S. dollars under the revolving credit facility and repaid $54.6 million along with the associated interest of $0.2 million with cash on hand. In addition, the Company has periodically extended the maturity date of draws on the line of credit and the balance on these draws has remained within a short-term classification as a result of these extensions. As of May 31, 2012, the Company had a $45.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and has completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through May 31, 2012, the Company repurchased 277,367 shares at a total cost of $12.3 million.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net income	$9,136	$8,060	$26,512	$26,247
Less: Net income allocated to participating securities	(39)	(29)	(112)	(93)

Net income available to common shareholders	$9,097	$8,031	$26,400	$26,154

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Weighted-average common shares outstanding, basic	15,872	16,851	15,966	16,880
Weighted-average dilutive securities	136	176	128	183

Weighted-average common shares outstanding, diluted	16,008	17,027	16,094	17,063

There were no anti-dilutive stock options outstanding for each of the three and nine months ended May 31, 2012 and 2011.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Operating Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.4 million for the three and nine months ended May 31, 2012. Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2012.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2012, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation (“IQPC”), or an affiliate or a predecessor of IQPC, has provided contract manufacturing services to the Company for many years. The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company’s allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company’s estimate of possible loss relative to this matter is immaterial with respect to the Company’s financial statements as a whole.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2012.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2012.

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

The provision for income taxes was 29.0% and 31.4% of income before income taxes for the three months ended May 31, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the addition of an uncertain tax position liability during the third quarter of fiscal year 2011 associated with the Company’s foreign operations. No such uncertain tax position liability was recorded in the third quarter of the current fiscal year. Also contributing to the overall decrease in the effective income tax rate from period to period was a decrease in the effective state tax rates in specific states, primarily in California due to a recent change in state tax law, and a continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the United Kingdom.

The provision for income taxes was 29.3% and 32.0% of income before income taxes for the nine months ended May 31, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the effective state tax rates in specific states, primarily in California due to a recent change in state tax law. The nonrecurring addition of an uncertain tax position liability during the third quarter of fiscal year 2011 associated with the Company’s foreign operations and a continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the U.K., also caused the effective income tax rate to be lower for the nine months ended May 31, 2012 as compared to the same time period in the prior fiscal year.

The total amount of unrecognized tax benefits was $0.8 million as of May 31, 2012 and $1.4 million as of August 31, 2011, of which $0.5 million and $1.0 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million and $0.4 million as of May 31, 2012 and August 31, 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and nine months ended May 31, 2012 and 2011.

During the three and nine months ended May 31, 2012, the Company released a portion of its reserve for uncertain tax positions and recorded on the condensed consolidated balance sheets a tax benefit, excluding interest, of $0.2 million and $0.7 million, respectively, associated primarily with the expiration of the statute of limitations for years in which the Company had recorded a reserve for uncertain tax positions. This benefit was partially offset by a charge to tax expense for $0.1 million, excluding interest, relating to a reserve for uncertain tax positions in the current fiscal year. The Company has accordingly reduced the tax liability on the condensed consolidated balance sheets and recorded a net benefit of $0.1 million and $0.5 million, excluding interest, for its net change in uncertain tax positions for the three and nine month periods ended May 31, 2012, respectively.

During the three and nine months ended May 31, 2012, the Company recognized net tax benefits, including interest, of $0.2 million and $0.7 million, respectively, in its condensed consolidated statements of operations primarily due to the expiration of statutes in certain foreign and state jurisdictions.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2009 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2008 are no longer subject to examination. The Company is currently under audit in state jurisdictions for fiscal years 2008 through 2011. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The tables below present information about reportable segments and net sales by product line (in thousands):

As of and for the Three Months Ended May 31:	Americas	Europe	Asia-Pacific	Total
2012
Net sales	$43,972	$30,100	$12,950	$87,022
Income from operations (1)	$3,637	$7,221	$2,282	$13,140
Depreciation and amortization expense	$887	$281	$48	$1,216
Interest income	$—	$33	$28	$61
Interest expense	$157	$—	$2	$159
Total assets	$184,105	$96,195	$16,394	$296,694

2011
Net sales	$46,223	$28,139	$11,174	$85,536
Income from operations (1)	$5,607	$4,925	$1,311	$11,843
Depreciation and amortization expense	$858	$374	$54	$1,286
Interest income	$1	$29	$29	$59
Interest expense	$274	$—	$3	$277
Total assets	$172,419	$105,910	$12,348	$290,677

(1)	Income from operations for the Americas segment included corporate expenses of $5.0 million and $5.1 million for the three months ended May 31, 2012 and 2011, respectively. Income from operations for the Europe segment included research and development expenses of $0.2 million for each of the three months ended May 31, 2012 and 2011.

As of and for the Nine Months Ended May 31:	Americas	Europe	Asia-Pacific	Total
2012
Net sales	$130,622	$88,227	$39,084	$257,933
Income from operations (2)	$12,571	$17,963	$7,615	$38,149
Depreciation and amortization expense	$2,567	$989	$135	$3,691
Interest income	$1	$90	$91	$182
Interest expense	$478	$—	$6	$484
Total assets	$184,105	$96,195	$16,394	$296,694

2011
Net sales	$123,524	$90,653	$31,492	$245,669
Income from operations (2)	$14,249	$19,171	$5,606	$39,026
Depreciation and amortization expense	$1,984	$997	$149	$3,130
Interest income	$8	$79	$80	$167
Interest expense	$810	$—	$8	$818
Total assets	$172,419	$105,910	$12,348	$290,677

(2)	Income from operations for the Americas segment included corporate expenses of $14.6 million and $14.9 million for the nine months ended May 31, 2012 and 2011, respectively. Income from operations for the Europe segment included research and development expenses of $0.8 million and $0.6 million for the nine months ended May 31, 2012 and 2011, respectively.

Net Sales by Product Line:	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Multi-purpose maintenance products	$73,666	$72,664	$215,886	$204,636
Homecare and cleaning products	13,356	12,872	42,047	41,033

Total	$87,022	$85,536	$257,933	$245,669

Note 15. Subsequent Events

On June 19, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on July 31, 2012 to shareholders of record on July 16, 2012.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building the brand fortress of the Company. We market multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 SpecialistTM product lines. WD-40 Specialist is the newest of these product lines and we launched the first three products in this line in the U.S. during September 2011 and certain products in the line in Canada and select markets in Europe starting in January 2012. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2012:

•

Consolidated net sales increased $12.2 million, or 5%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

†

Multi-purpose maintenance products sales, which include the WD-40 multi-use product, 3-IN-ONE, BLUE WORKS and the WD-40 Specialist product lines, were $215.9 million, up 6% from the same period last fiscal year.

†	Homecare and cleaning products sales, which include all other brands, were $42.0 million, up 3% from the same period last fiscal year.

•

Americas segment sales were $130.6 million, up 6% compared to the same period last fiscal year. Europe segment sales were $88.2 million, down 3% compared to the same period last fiscal year. Asia-Pacific segment sales were $39.1 million, up 24% compared to the same period last fiscal year.

•

Consolidated net income increased $0.3 million, or 1%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 49.1% for the nine months ended May 31, 2012 compared to 50.6% for the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the nine months ended May 31, 2012 were $1.64 versus $1.53 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The WD-40 SpecialistTM line of products was launched in the U.S. during the first quarter of fiscal year 2012 and in Canada and select markets in Europe during the second quarter of fiscal year 2012. Initial sales results in all regions have been positive as compared to the initial forecasted sales.

•

Share repurchases have been successfully executed under both our $60.0 million and $50.0 million approved share buy-back plans. The $60.0 million plan has been fully utilized and all remaining authorized purchases under the plan were completed in the first quarter of fiscal year 2012. To date, the Company has repurchased 277,367 shares at an average price of $44.33 per share for a total cost of $12.3 million under the $50.0 million plan which was approved by the Company’s Board of Directors in December 2011.

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

Results of Operations

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$73,666	$72,664	$1,002	1%
Homecare and cleaning products	13,356	12,872	484	4%

Total net sales	87,022	85,536	1,486	2%
Cost of products sold	43,940	43,397	543	1%

Gross profit	43,082	42,139	943	2%
Operating expenses	29,942	30,296	(354)	(1)%

Income from operations	$13,140	$11,843	$1,297	11%

Net income	$9,136	$8,060	$1,076	13%

Earnings per common share – diluted	$0.57	$0.47	$0.10	21%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Americas	$43,972	$46,223	$(2,251)	(5)%
Europe	30,100	28,139	1,961	7%
Asia-Pacific	12,950	11,174	1,776	16%

Total	$87,022	$85,536	$1,486	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$34,540	$37,012	$(2,472)	(7)%
Homecare and cleaning products	9,432	9,211	221	2%

Total	$43,972	$46,223	$(2,251)	(5)%

% of consolidated net sales	50%	54%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $43.9 million, down $2.3 million, or 5%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $2.5 million, or 7%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. This sales decrease was primarily driven by lower sales of WD-40 multi-purpose maintenance products in Canada and the U.S., which were down 12% and 7%, respectively, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. The sales decrease in the U.S. was primarily due to a lower level of promotional activities from period to period. We conducted a major promotional program for the WD-40 multi-use products with certain of our key customers in the U.S. during the third quarter of the prior fiscal year but no comparable program was conducted during the same period of the current fiscal year. The decrease in Canada was due to a lower level of replenishment orders and decreased promotional activities with certain of our existing customers within the mass retail channel. The overall sales decrease of the multi-purpose maintenance products in the Americas segment was partially offset by the sales of the new WD-40 Specialist product line which began shipping in the first quarter of fiscal year 2012 in the U.S. and in the second quarter of fiscal year 2012 in Canada and realized positive sales results in both regions during the third quarter of the current fiscal year. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment increased $0.2 million, or 2%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 7% from period to period. This sales increase was driven primarily by higher sales of Spot Shot products, which were up 10% in the U.S. for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, primarily due to new distribution and an increased level of promotional display activities within the warehouse club channel. Although sales of the homecare and cleaning products increased overall from period to period, sales of these products continue to be challenged by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended May 31, 2012 compared to distribution for the three months ended May 31, 2011, when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$28,139	$26,047	$2,092	8%
Homecare and cleaning products	1,961	2,092	(131)	(6)%

Total	$30,100	$28,139	$1,961	7%

% of consolidated net sales	35%	33%

Sales in the Europe segment increased to $30.1 million, up $2.0 million, or 7%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2012 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $30.6 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $2.5 million, or 9%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Sales from direct markets remained constant at $19.8 million for each of the three months ended May 31, 2012 and 2011. Although the overall sales from the direct markets remained constant from period to period, sales in certain of the regions in Europe were negatively impacted by the current adverse economic conditions which exist throughout Europe. The regions with percentage decreases in sales were as follows: Italy, 17%; Iberia, 11%; and the Germanics sales region, 3%. The total sales decrease in these regions was fully offset by the sales increases of 12% and 4% in France and the U.K., respectively, from period to period. The sales increase in France and in the U.K. was primarily due to the continued growth of the WD-40 multi-use product and the initial sales of the WD-40 Specialist product line, which started to ship in the second quarter of fiscal year 2012. Sales from direct markets accounted for 66% of the Europe segment’s sales for the three months ended May 31, 2012 compared to 70% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $1.9 million, or 23%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the timing of customer orders and the growth of the base business from period to period. The distributor markets accounted for 34% of the Europe segment’s total sales for the three months ended May 31, 2012, compared to 30% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$10,987	$9,605	$1,382	14%
Homecare and cleaning products	1,963	1,569	394	25%

Total	$12,950	$11,174	$1,776	16%

% of consolidated net sales	15%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $13.0 million, up $1.8 million, or 16%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2012 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $12.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.6 million, or 14%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 63% of the total sales in the Asia-Pacific segment for the three months ended May 31, 2012, increased $1.1 million, or 15%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to the stable economic conditions which currently exist throughout most of the Asia region. The distributor markets in the Asia region experienced a sales increase of $0.9 million, or 22%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in the Philippines, Malaysia and Thailand. Sales in China increased $0.2 million, or 5%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year due to the ongoing growth of the base business and the positive impacts of a more significant promotional program that was conducted during the third quarter of fiscal year 2012 as compared to the program that was conducted in the same period of the prior fiscal year.

Sales in Australia increased $0.7 million, or 17%, for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to a significant promotional program that was conducted during the third quarter of fiscal year 2012, new product offerings which were sold to certain of our customers during the third quarter of the current fiscal year and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $43.1 million for the three months ended May 31, 2012 compared to $42.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 49.5% for the three months ended May 31, 2012 compared to 49.3% for the corresponding period of the prior fiscal year due to a variety of items which offset each other, including sales price increases, the level of discounts offered to our customers, costs associated with petroleum-based materials and aerosol cans, sales mix changes and the net additional costs incurred in support of changes that we are currently making to our North American supply chain infrastructure.

Sales price increases were implemented in certain locations and markets in the first six months of fiscal year 2012 and in the second half of fiscal year 2011. As a result, gross margin was positively impacted by 2.1 percentage points for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Manufacturing costs also positively impacted gross margin by 0.7 percentage points from period to period primarily due to lower manufacturing costs in our Asia-Pacific segment as we have transitioned to local sourcing and manufacturing of our product at our China subsidiary.

In addition, advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year positively impacting gross margin by 0.2 percentage points. The decrease in such discounts was due to a lower percentage of sales during the three months ended May 31, 2012 being subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. The costs of promotional activities such as sales incentives, trade promotions and cash discounts that we give to our customers are recorded as a reduction to sales. The costs associated with promotional activities that we pay to third parties, which include costs for advertising, coupon programs, consumer promotions, product demonstration, public relations, agency costs, package design expenses and market research costs, are recorded as advertising and sales promotion expenses in our consolidated statements of operations.

The aforementioned favorable impacts to gross margin were offset by the effects of changes in the costs of petroleum-based materials and aerosol cans as well as sales mix changes from period to period. Gross margin was negatively impacted by 0.7 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Raw material costs associated with certain of our homecare and cleaning products negatively impacted gross margin also by 0.7 percentage points for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.7 and 0.3 percentage points, respectively, from period to period.

Gross margin was negatively impacted by 0.4 percentage points from period to period due to our North American supply chain restructure project. As a result of this project, we incurred higher warehousing, handling fees and freight costs, which were all partially offset by lower manufacturing fees from our third-party contract packagers, in the third quarter of fiscal year 2012 compared to the same period of the prior fiscal year. A large portion of these additional costs resulted from us moving inventory between various of our third-party contract packagers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract packagers and the restructuring of our distribution center network. These changes, once completed, are expected to improve service delivery to our customers and reduce overall costs associated with our North American supply chain network. As we continue to transition to our new supply chain architecture, we may incur additional expenses in advance of the ultimate savings that we expect to gain once the implementation of this new architecture is complete.

Note that our gross profits and gross margins may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million and $4.1 million for the three months ended May 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2012 increased $0.1 million, or 1%, to $22.7 million from $22.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 26.1% for the three months ended May 31, 2012 from 26.4% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and higher professional services costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.3 million for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and higher staffing levels, which were partially offset by lower stock-based compensation expense from period to period. Professional services costs increased $0.1 million due to higher legal and consulting fees. These increases in SG&A expenses were partially offset by a $0.2 million decrease in freight costs from period to period primarily due to truckload optimizations that we are starting to realize as a result of customer orders shipping from fewer distribution centers under our new supply chain architecture in North America. Other miscellaneous expenses, which primarily include research and development expenses, broker sales commissions, meeting expenses and office overhead expenses decreased by $0.1 million period over period. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment in support of our focus on innovation and renovation of our products. Research and development costs were $1.4 million and $1.1 million for the three months ended May 31, 2012 and 2011, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2012 decreased $0.4 million, or 6%, to $6.7 million from $7.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 7.7% for the three months ended May 31, 2012 from 8.3% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to decreased promotional activities in the Europe segment and lower costs associated with promotional programs conducted in the Americas segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2012 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2012 were $5.1 million compared to $5.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.8 million and $12.6 million for the three months ended May 31, 2012 and 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant from period to period and was $0.5 million and $0.6 million for the three months ended May 31, 2012 and 2011, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2012	2011	Change
Interest income	$61	$59	$2
Interest expense	$159	$277	$(118)
Other (expense) income, net	$(170)	$119	$(289)
Provision for income taxes	$3,736	$3,684	$52

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other (Expense), Income Net

Other (expense) income, net changed by $0.3 million for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the third quarter of fiscal year 2012 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 29.0% and 31.4% of income before income taxes for the three months ended May 31, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the addition of an uncertain tax position liability during the third quarter of fiscal year 2011 associated with the Company’s foreign operations. No such uncertain tax position liability was recorded in the third quarter of the current fiscal year. Also contributing to the overall decrease in the effective income tax rate from period to period was a decrease in the effective state tax rates in specific states, primarily in California due to a recent change in state tax law, and a continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the United Kingdom.

Net Income

Net income was $9.1 million, or $0.57 per common share on a fully diluted basis for the three months ended May 31, 2012 compared to $8.1 million, or $0.47 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Nine Months Ended May 31, 2012 Compared to Nine Months Ended May 31, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$215,886	$204,636	$11,250	6%
Homecare and cleaning products	42,047	41,033	1,014	3%

Total net sales	257,933	245,669	12,264	5%
Cost of products sold	131,370	121,262	10,108	8%

Gross profit	126,563	124,407	2,156	2%
Operating expenses	88,414	85,381	3,033	4%

Income from operations	$38,149	$39,026	$(877)	(2)%

Net income	$26,512	$26,247	$265	1%

Earnings per common share – diluted	$1.64	$1.53	$0.11	7%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Americas	$130,622	$123,524	$7,098	6%
Europe	88,227	90,653	(2,426)	(3)%
Asia-Pacific	39,084	31,492	7,592	24%

Total	$257,933	$245,669	$12,264	5%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$99,696	$93,405	$6,291	7%
Homecare and cleaning products	30,926	30,119	807	3%

Total	$130,622	$123,524	$7,098	6%

% of consolidated net sales	51%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $130.6 million, up $7.1 million, or 6%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $6.3 million, or 7%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Canada, which were up 9% and 4%, respectively, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to new distribution within the mass retail channel, regained distribution within the home center channel and the impact of promotional activities for the WD-40 multi-use products during the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. The increase in Canada was primarily due to a higher level of replenishment orders and a new product offering within the warehouse club channel. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to the successful launch of the new WD-40 Specialist product line which began shipping in the first quarter of fiscal year 2012 in the U.S. and in the second quarter of fiscal year 2012 in Canada and realized positive sales results as compared to the initial forecasted sales for both regions during the nine months ended May 31, 2012. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment increased $0.8 million, or 3%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 4% from period to period. This sales increase was driven by higher sales of Spot Shot products and Carpet Fresh, which were up 10% and 4%, respectively, in the U.S. period over period, primarily due to new distribution and significant promotional display activities that were conducted during the nine months ended May 31, 2012, but not in the same period of the prior fiscal year. This increase was partially offset by lower sales of our automatic toilet bowl cleaners in the U.S. due to competitive factors, category declines and lost distribution. Although sales of the homecare and cleaning products increased overall from period to period, sales of these products continue to be challenged by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the nine months ended May 31, 2012, compared to the distribution for the nine months ended May 31, 2011, when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$82,423	$84,394	$(1,971)	(2)%
Homecare and cleaning products	5,804	6,259	(455)	(7)%

Total	$88,227	$90,653	$(2,426)	(3)%

% of consolidated net sales	34%	37%

Sales in the Europe segment decreased to $88.2 million, down $2.4 million, or 3%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets decreased $3.6 million, or 6%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout the Europe segment for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: the Germanics sales region, 10%; Italy, 9%; the U.K., 5%; Iberia and France, each 3%.

The sales decline in the direct markets was primarily due to the adverse economic conditions, which have existed throughout Europe since the beginning of our fiscal year 2012, and the increased level of competition. Sales from direct markets accounted for 64% of the Europe segment’s sales for the nine months ended May 31, 2012 compared to 66% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $1.2 million, or 4%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of WD-40 multi-use products in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from year to year primarily due to the continued growth of the base business in key markets such as Eastern Europe and the Middle East. Both of these markets remain more stable from an economic standpoint than other countries in Europe. The distributor markets accounted for 36% of the Europe segment’s total sales for the nine months ended May 31, 2012, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from
			Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$33,768	$26,838	$6,930	26%
Homecare and cleaning products	5,316	4,654	662	14%

Total	$39,084	$31,492	$7,592	24%

% of consolidated net sales	15%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $39.1 million, up $7.5 million, or 24%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the nine months ended May 31, 2012 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $38.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.6 million, or 21%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment for the nine months ended May 31, 2012, increased $5.8 million, or 29%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to the stable economic conditions which currently exist throughout most of the Asia region. The distributor markets in the Asia region experienced a sales increase of $3.7 million, or 27%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, Korea and Malaysia. Sales in China increased $2.1 million, or 34%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year due to the ongoing growth of the base business and the higher level of orders placed by our customers during promotional programs that were conducted in the first and third quarters of fiscal year 2012.

Sales in Australia increased $1.7 million, or 15%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year due to an increased level of promotional activities, stable economic conditions in Australia and the ongoing growth of our base business. Foreign currency exchange rates also had a favorable impact on sales results from year to year. On a constant currency basis, sales would have increased $1.2 million, or 10%, for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Gross Profit

Gross profit increased to $126.6 million for the nine months ended May 31, 2012 compared to $124.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 49.1% for the nine months ended May 31, 2012 compared to 50.6% for the corresponding period of the prior fiscal year due to a variety of items which negatively impacted gross margin, including costs associated with petroleum-based materials and aerosol cans, the net additional costs incurred in support of changes that we are currently making to our North American supply chain infrastructure, other raw materials and manufacturing costs, sales mix changes, and the level of discounts offered to our customers. These unfavorable items were partially offset by the positive impacts of sales price increases and lower manufacturing costs in our Asia-Pacific segment from period to period.

Gross margin was negatively impacted by 1.8 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The majority of this combined negative impact to gross margin from period to period was due to the increase in costs associated with petroleum-based material. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods.

In addition, gross margin was negatively impacted by 0.5 percentage points from period to period due to our North American supply chain restructure project. As a result of this project, we incurred higher warehousing, handling fees and freight costs, which were all partially offset by lower manufacturing fees from our third-party contract packagers, during the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. A large portion of these additional costs resulted from us moving inventory between various of our third-party contract packagers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract packagers and the restructuring of our distribution center network. These changes, once completed, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we continue to transition to our new supply chain architecture, we may incur additional expenses in advance of the ultimate savings that we expect to gain once the implementation of this new architecture is complete.

We also incurred higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in our Europe segment, which when combined negatively impacted gross margin by 0.8 percentage points from period to period. In addition, advertising, promotional and other discounts, which are recorded as a reduction to sales, increased during the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year negatively impacting gross margin by 0.3 percentage points. The increase in such discounts was due to a higher percentage of sales during the nine months ended May 31, 2012 being subject to promotional allowances compared to the corresponding period in the prior fiscal year. Sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.2 and 0.4 percentage points, respectively, from period to period.

The aforementioned unfavorable impacts to gross margin were partially offset by the sales price increases, which positively affected gross margin by 2.3 percentage points for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. These sales price increases were implemented in certain locations and markets in the first six months of fiscal year 2012 and in the second half of fiscal year 2011. Lower manufacturing costs in our Asia-Pacific segment also positively affected gross margin by 0.2 percentage points from period to period.

Note that our gross profits and gross margins may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract packagers and include these costs in selling, general and administrative expenses. These costs totaled $11.6 million and $10.9 million for the nine months ended May 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2012 increased $1.4 million, or 2%, to $67.3 million from $65.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 26.1% for the nine months ended May 31, 2012 from 26.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, increased freight expenses, higher professional services costs and the unfavorable impact of changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $1.0 million for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to annual compensation increases and higher staffing levels in all segments. This increase in compensation costs was partially offset by lower bonus and stock-based compensation expenses from period to period. Although we started to experience some reduction in our freight costs in the third quarter of fiscal year 2012 as a result of our North American supply chain restructure, freight costs increased overall by $0.7 million year over year primarily due to increased diesel costs and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers during the first half of the fiscal year 2012. Professional services costs increased $0.5 million due to higher legal and consulting fees. Changes in foreign currency exchange rates increased SG&A expenses by $0.2 million for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, SG&A expenses for the nine months ended May 31, 2012 would have been $67.1 million resulting in an increase in such expenses of $1.2 million for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

The increases in SG&A expenses described above were partially offset by a decrease in expenses associated with new product exploration, travel and meetings and other miscellaneous expenses from period to period. The decrease in new product exploration expenses within research and development of $0.4 million was primarily due to the increased level of spending in this area during fiscal year 2011 related to the development of the WD-40 Specialist product line, which was launched in the first quarter of fiscal year 2012. Travel and meeting expenses decreased $0.3 million due to a lower level of travel and reduced costs associated with sales meetings from period to period. Other miscellaneous expenses, which primarily include broker sales commissions, insurance, bad debt expense and office overhead expenses, decreased also by $0.3 million period over period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the nine months ended May 31, 2012 and 2011 were $3.8 million and $3.6 million, respectively. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by our product development team, Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2012 increased $0.9 million, or 5%, to $19.5 million from $18.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses slightly decreased to 7.5% for the nine months ended May 31, 2012 from 7.6% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was due to a significantly higher level of advertising and promotional activities in the first and second quarters of fiscal year 2012, primarily in our Americas and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2012 were $15.5 million compared to $13.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $35.0 million and $32.1 million for the nine months ended May 31, 2012 and 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.7 million and $1.0 million for the nine months ended May 31, 2012 and 2011, respectively. The increase in amortization for the nine months ended May 31, 2012 was related to the additional amortization expense of 2000 Flushes, Spot Shot and 1001 trade names starting March 1, 2011 as these intangible assets were changed to definite-lived from indefinite-lived intangible assets at February 28, 2011. The amortization for the nine months ended May 31, 2011 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2012	2011	Change
Interest income	$182	$167	$15
Interest expense	$484	$818	$(334)
Other (expense) income, net	$(342)	$197	$(539)
Provision for income taxes	$10,993	$12,325	$(1,332)

Interest Income

Interest income remained relatively constant for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.3 million for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.5 million for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the nine months ended May 31, 2012 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 29.3% and 32.0% of income before income taxes for the nine months ended May 31, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by a decrease in the effective state tax rates in specific states, primarily in California due to a recent change in state tax law. The nonrecurring addition of an uncertain tax position liability during the third quarter of fiscal year 2011 associated with the Company’s foreign operations and a continuing shift in the Company’s net income from the U.S. to certain foreign jurisdictions with lower tax rates, primarily the U.K., also caused the effective income tax rate to be lower for the nine months ended May 31, 2012 as compared to the same time period in the prior fiscal year.

Net Income

Net income was $26.5 million, or $1.64 per common share on a fully diluted basis for the nine months ended May 31, 2012 compared to $26.2 million, or $1.53 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2012 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Gross margin	50%	49%	49%	51%
Cost of doing business as a percentage of net sales	33%	34%	33%	34%
EBITDA as a percentage of net sales	16%	15%	16%	17%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Total operating expenses—GAAP	$29,942	$30,296	$88,414	$85,381
Amortization of definite-lived intangible assets	(504)	(587)	(1,669)	(950)
Depreciation (in operating departments)	(417)	(431)	(1,189)	(1,227)

Cost of doing business	$29,021	$29,278	$85,556	$83,204

Net sales	$87,022	$85,536	$257,933	$245,669
Cost of doing business as a percentage of net sales	33%	34%	33%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net income—GAAP	$9,136	$8,060	$26,512	$26,247
Provision for income taxes	3,736	3,684	10,993	12,325
Interest income	(61)	(59)	(182)	(167)
Interest expense	159	277	484	818
Amortization of definite-lived intangible assets	504	587	1,669	950
Depreciation	712	699	2,022	2,180

EBITDA	$14,186	$13,248	$41,498	$42,353

Net sales	$87,022	$85,536	$257,933	$245,669
EBITDA as a percentage of net sales	16%	15%	16%	17%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $26.4 million for the nine months ended May 31, 2012 compared to $21.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the nine months ended May 31, 2012, we borrowed $99.6 million U.S. dollars under the revolving credit facility and repaid $54.6 million along with the associated interest of $0.2 million with cash on hand. In addition, we periodically have extended the maturity date of draws on the line of credit and the balance on these draws has remained within a short-term classification as a result of these extensions. As of May 31, 2012, we had a $45.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At May 31, 2012, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

The $75.0 million, 7.28% fixed-rate term loan, had a 10-year term, which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, we paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

At May 31, 2012, we had a total of $71.7 million in cash and cash equivalents. Of this balance, $54.0 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at May 31, 2012, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2012	2011	Change
Net cash provided by operating activities	$26,401	$21,573	$4,828
Net cash used in investing activities	(1,925)	(1,877)	(48)
Net cash used in financing activities	(6,680)	(28,322)	21,642
Effect of exchange rate changes on cash and cash equivalents	(2,480)	2,979	(5,459)

Net increase (decrease) in cash and cash equivalents	$15,316	$(5,647)	$20,963

Operating Activities

Net cash provided by operating activities increased $4.8 million to $26.4 million for the nine months ended May 31, 2012 from $21.6 million for the corresponding period of the prior fiscal year. This increase from period to period was due to changes in operating assets and liabilities, the most significant of which were changes in inventories, trade accounts receivable and accrued payroll and related expenses.

The increase in inventories from period to period was primarily attributable to increased purchases of product that we chose to make from our third-party packagers in support of the redesign of our North American supply chain architecture. Not only do we expect that this new supply chain structure will result in higher levels of inventory than we have held in prior periods, but we also expect that our inventory levels will fluctuate from period to period as we complete the transition phases of this redesign project. In addition, inventories increased due to additional purchases in support of the WD-40 Specialist product line, which was launched in the U.S. during the first quarter of fiscal year 2012 and in Canada and select markets in Europe during the second quarter of fiscal year 2012.

Trade accounts receivable balances decreased for the nine months of fiscal year 2012 whereas the balances increased for the nine months of fiscal year 2011 primarily due to changing sales volumes and the timing of payments received from customers from period to period. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2011 bonuses during the first quarter of fiscal year 2012 which were significantly lower than those paid in the corresponding period of the prior fiscal year for the fiscal year 2010 bonuses.

Investing Activities

Net cash used for investing activities was $1.9 million for each of the nine months ended May 31, 2012 and 2011. The net cash used for investing activities during the nine months ended May 31, 2012 was primarily related to purchases of property and equipment of $3.0 million, which were partially offset by the proceeds of $0.8 million from the sale of our warehouse facility located in Memphis, Tennessee during the first quarter of fiscal year 2012. For the nine months ended May 31, 2011, the majority of the net cash used for investing activities was related to purchases of property and equipment.

Financing Activities

Net cash used in financing activities decreased $21.6 million to $6.7 million for the nine months ended May 31, 2012 from $28.3 million for the corresponding period of the prior fiscal year driven in part by the $99.6 million in draws that we executed against our revolving credit facility with Bank of America during the nine months ended May 31, 2012. This increase in cash was significantly offset by $54.6 million in repayments made on this revolving credit facility and the $9.6 million in additional treasury stock purchases which occurred during the nine months ended May 31, 2012 compared to the same period of the prior fiscal year. In addition, there was a $13.4 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollars and a significant portion of our consolidated cash balances is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.5 million for the nine months ended May 31, 2012 as compared to an increase in cash of $3.0 million for the same period in fiscal year 2011. The decrease of $5.5 million from period to period is primarily due to significant changes in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. During the first nine months of fiscal year 2012, the Pound Sterling to U.S. Dollar exchange rate decreased from 1.6352 to 1.5578 whereas it increased from 1.5514 to 1.6475 during the first nine months of fiscal year 2011.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2012, no such commitments were outstanding.

Share Repurchase Plan

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and has completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through May 31, 2012, the Company repurchased 277,367 shares at a total cost of $12.3 million.

Dividends

On June 19, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on July 31, 2012 to shareholders of record on July 16, 2012. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

There have been no changes to the items disclosed as critical accounting policies in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report Form 10-K for the fiscal year ended August 31, 2011, with the exception of the following changes that we made to the critical accounting policy related to the valuation of goodwill and indefinite-lived intangible assets to (1) remove the indefinite-lived intangible assets and (2) early adopt the provisions of the updated authoritative guidance on goodwill. As a result of a reclassification of our remaining indefinite-lived intangibles assets to definite-lived intangible assets that we recorded in February 2011, we do not have any indefinite-lived intangible assets at May 31, 2012. In addition, we early adopted the provisions of the updated authoritative guidance on goodwill in conjunction with our annual goodwill impairment test which was conducted during the second quarter of fiscal year 2012.

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets for the quarter ended May 31, 2012.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.4 million for the three and nine months ended May 31, 2012. Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2012, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation (“IQPC”), or an affiliate or a predecessor of IQPC, has provided contract manufacturing services to the Company for many years. The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company’s allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company’s estimate of possible loss relative to this matter is immaterial with respect to the Company’s financial statements as a whole.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, which was filed with the SEC on October 20, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2010, the Company’s Board of Directors approved a share buy-back plan, which was in effect through December 13, 2011, and authorized the Company to acquire up to $25.0 million of its outstanding shares. On April 4, 2011, the Company’s Board of Directors approved an increase to this existing $25.0 million share buy-back plan to authorize the Company to acquire an additional $35.0 million of its outstanding shares and to extend the expiration date of the plan to April 4, 2013. As a result, the Company was authorized to acquire shares of its common stock in the aggregate amount of $60.0 million, less the amount utilized to date. Under the plan, the Company was authorized to acquire its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to lender approval from Prudential Capital, up until the date on which the term loan with this lender was paid in full, and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2010 through November 30, 2011, the Company repurchased 1,484,912 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and has completed the repurchases under this share buy-back plan.

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through May 31, 2012, the Company repurchased 277,367 shares at a total cost of $12.3 million.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – March 31	—	$—	—	$45,915,986
April 1 – April 30	90,285	$44.54	90,285	$41,892,935
May 1 – May 31	92,445	$45.34	92,445	$37,699,752

Total	182,730	$44.94	182,730

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from WD-40 Company, Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 10, 2012	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)