Form 10-K
period 2012-08-31
WD 40 CO
filed 2012-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 29, 2012 was approximately $640,924,854.

As of October 15, 2012, there were 15,715,835 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 11, 2012 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the

Fiscal Year Ended August 31, 2012

PART I

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties. The words “aim,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that indicate future events and trends identify forward-looking statements. These statements include, but are not limited to, references to the near-term growth expectations for multi-purpose maintenance products and homecare and cleaning products, the impact of changes in product distribution, competition for shelf space, the impact of competition on product pricing, the level of promotional and advertising spending, plans for and success of product innovation, the impact of new product introductions on the growth of sales, the impact of customer mix and costs of raw materials, components and finished goods costs on gross margins, the impact of promotional programs on sales, the rate of sales growth in the Asia-Pacific segment, direct European countries and Eastern and Northern Europe, foreign currency exchange rates and fluctuations in those rates, the impact of changes in inventory management, the effect of future income tax provisions and audit outcomes on tax rates, and the effects of, and changes in, worldwide economic conditions and legal proceedings and other risk factors identified in Item 1A of this report. The Company undertakes no obligation to revise or update any forward-looking statements.

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

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands, and it intends to continue to work on future product, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development team, Team Tomorrow, supports new product development and current product improvement for the Company’s brands. Since its inception in fiscal year 2003, Team Tomorrow has made an innovation impact on most of the Company’s brands. Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™ which is a non-aerosol Spot Shot trigger product, Blue Works® product line, and a mildew stain remover under the X-14 brand. In addition, the Company launched a new WD-40 Specialist® product line, which consists of certain specialty maintenance products aimed at an expanded group of end users that currently uses WD-40 multi-use product, during fiscal year 2011. The Company also formed WD-40 Bike Company LLC, a new business unit focused on the development of a comprehensive line of bicycle maintenance products for cyclists and mechanics, during the fourth quarter of fiscal year 2012. The Company will start to launch certain products in the WD-40 Bike™ product line in the United States (“U.S.”) during the first quarter of fiscal year 2013.

The Company’s core strategic initiatives and the areas where it will continue to focus its time, talent and resources in future periods include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) becoming the global leader in the Company’s product categories within our prioritized platforms; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining people.

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

The Blue Works brand consists of a line of industrial grade, specialty maintenance products that include lubricants, penetrants, degreasers and cleaners designed specifically for the needs of industrial users. Blue Works products were launched in the U.S. during the second quarter of fiscal year 2010 and in selected markets in Europe in early fiscal year 2011 and are currently sold through the industrial channel. This industrial channel represents a smaller market and experiences slower growth with different sales cycles than do other distribution channels where the Company currently sells its products. Since there is end user overlap between users of Blue Works products and users of the WD-40 Specialist products, it is possible that over time end users will choose WD-40 Specialist over Blue Works.

WD-40 Specialist consists of a line of best-in-class performing specialty problem solving products that include penetrants, water resistant silicone sprays, corrosion inhibitors and rust removers that are aimed at an expanded group of end users that currently uses WD-40 multi-use product. The Company launched the first three products in this line in the U.S. during September 2011 and certain products in the line in Canada and select markets in Europe in January 2012 using the same established distribution channels where the Company currently sells its existing products.

WD-40 Bike Company LLC is a new business unit that the Company has recently formed as part of its focus on global innovation. The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company will start to launch certain products in this line during the first quarter of fiscal year 2013 through a network of bike shops and sport retailers across the United States.

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

Sources and Availability of Components and Raw Materials

The Company relies on a limited number of suppliers, including single or sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. The Company’s primary components and raw materials include aerosol cans and petroleum-based products, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company will continue to be exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities, and also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, Team Tomorrow engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $5.1 million, $5.5 million and $5.3 million in fiscal years 2012, 2011 and 2010, respectively. None of this research and development activity was customer-sponsored.

Manufacturing

The Company outsources directly or through its marketing distributors the manufacturing of its finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the United States, Canada, Mexico, Brazil, Argentina, Columbia, the U.K., Australia, Japan, China, South Korea and India. Although the Company does not typically have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. The Company also formulates and manufactures concentrate used in its WD-40 products at its own facilities and at third-party contract manufacturers.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The markets for the Company’s products, particularly those related to its homecare and cleaning products, are highly competitive. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and its multiple channel distributions as its primary strategies. New products typically encounter intense competition, which may require advertising and promotional support and activities. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

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

Employees

At August 31, 2012, the Company employed 347 people worldwide: 152 by the United States parent corporation (including 5 of whom are based in the Malaysia regional office); 10 by the Canada subsidiary; 127 by the U.K. subsidiary (including 57 in the U.K., 23 in Germany, 22 in France, 16 in Spain and 9 in Italy); 16 by the Australia subsidiary; 40 by the China subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

There is no assurance that the Company will be able to implement and successfully manage its core strategic initiatives, including its five major strategic initiatives, or that the core strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s five major strategic initiatives include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) becoming the global leader in the Company’s product categories within its prioritized platforms; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining people. If the Company is unable to implement and successfully manage its core strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its core strategic initiatives will necessarily advance its business or financial results as intended.

Cost increases in finished goods, components, raw materials, transportation and other necessary supplies or services could harm the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based products and aerosol cans, which constitute a significant portion of the costs for many of the Company’s products, have experienced significant price volatility in the past, and may continue to do so in the future. Fluctuations in oil and diesel fuel prices have also impacted the Company’s cost of transporting its products. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Specifically, the costs of petroleum-based materials, which are included in many of the Company’s products, are exposed to fluctuations resulting from the increase in the cost of petroleum and there has been significant volatility in such costs in recent years. In the event there is significant volatility in the Company’s cost of goods or increases in raw material and/or component costs or the costs of transportation and other necessary supplies or services, the Company may not be able to maintain its gross margins if it chooses not to raise its product sales prices. Should the Company choose to increase product sales prices to offset cost increases, such increases may adversely affect demand and unit sales. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to the Company’s business and this could adversely affect the Company’s financial condition and results of operations.

The Company relies on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. The Company does not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. Should the terms of doing business with the Company’s primary third-party contract manufacturers, suppliers and/or logistics providers change or should the Company have a disagreement with or be unable to maintain relationships with such third parties or should such third parties experience financial difficulties, the Company’s business may be disrupted. In early fiscal year 2012, the Company started a project to redesign its supply chain architecture in North America. This project includes the consolidation of the Company’s third-party contract manufacturers and a restructuring of the Company’s distribution center network. Once fully integrated, the Company expects this redesign to result in overall cost savings within the supply chain network and improved service to its customers. Although this project has progressed well to date, the Company has incurred certain transition costs, primarily related to freight and warehousing costs, and it is still in the process of completing the implementation and transition to this new supply chain architecture. If the Company experiences difficulties with the final stages of implementing this project or if it has difficulties in managing such changes in future periods, the Company’s business may be adversely affected. Disruptions in the Company’s supply chain and related contract relationships could have an adverse effect on the Company’s business, financial condition and results of operations. In addition, if the Company is unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

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

The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business. If economic or market conditions in the United States or other key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations. The global economy experienced a recession beginning in calendar year 2008 and the pace of recovery from that recession has been slow. In recent years, the banking system and financial markets have experienced disruptions, including among other things, bank failures and consolidations, diminished liquidity and credit availability and rating downgrades. In addition, the current political and economic environment has resulted in continued economic unpredictability, particularly in Europe where there are concerns regarding the increased sovereign debt levels in several countries and the inability of some of those countries to meet future financial obligations, and the associated overall volatility of the Euro currency. Although these factors are outside of the Company’s control, they directly affect its business. The slow pace of economic recovery or any new economic downturn or recession could cause the Company’s customers to delay or significantly decrease their purchases, which could reduce the Company’s future sales and negatively impact its results of operations and cash flows.

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

The Company faces significant competition from other consumer products companies, both in the U.S. and in other global markets. Many of the Company’s products, particularly its homecare and cleaning products, compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of the Company’s customers in certain categories, which are typically sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, from time to time the Company discovers products in the marketplace that are counterfeit reproductions of its products. The availability of counterfeits of the Company’s products, particularly in China, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

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

The Company’s sales outside of the U.S. were approximately 58% of consolidated net sales in fiscal year 2012 and one of its core strategic initiatives includes becoming a global leader in its product categories. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s international markets, including Latin America, the Middle East, parts of Asia, Russia, Eastern Europe and the Eurozone countries;

•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;

•	challenges associated with the conduct of business in foreign jurisdictions;

•	dispersed employee base and compliance with employment regulations and other labor issues, including unionization and minimum wages, in countries outside the U.S.; and

•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the U.S. and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time. Also, the current and ongoing European financial restructuring efforts may cause the value of the European currencies, particularly the Euro, to further deteriorate, thus reducing the purchasing power of certain European customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. Also, as the Company further develops and grows its business operations outside the U.S., the Company may be exposed to additional complexities and risks, particularly in emerging markets such as China. In many foreign countries, particularly in those with developing economies, it may be a local custom for a company which operates in such countries to engage in business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable laws and regulations. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

Sales volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its core strategic initiatives, which include maximizing the WD-40 brand through geographic expansion and market penetration, becoming the global leader in the Company’s product categories within its prioritized platforms, developing strategic business relationships, pursuing global innovation efforts and attracting, developing and retaining people, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, (iii) introduce its products to new users and (iv) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in mature markets where the Company’s products are widely used as compared to in developing markets where the Company’s products have been newly introduced or are not well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. In addition, a change in the strategies of the

Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

Government regulations and environmental laws and regulations could result in material costs or otherwise adversely affect the Company’s financial condition and results of operations.

The manufacturing, chemical composition, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with extensive federal, state and foreign laws and regulations, such as the California Air Resources Board (“CARB”) regulations and the California Transparency in Supply Chains Act as well as many others in the United States. In addition, the Company’s international operations are subject to regulations in each of the foreign jurisdictions in which it manufactures, distributes and sells its products. If the Company is not successful in complying with the requirements of all such regulations or changes to existing regulations, it could be fined or other actions could be taken against the Company by the governing body and this could adversely affect the Company’s financial condition and results of operations. It is also possible that governments will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations. The Company is required to comply with these laws and regulations and it seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate its products in response to any such regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company sells its products through a network of domestic and international mass retail and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation due to economic events, and as a result, the development of large chain stores has taken place. Today, the retail channel in the U.S. is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of the consolidation in the retail industry, these limited customers account for a large percentage of the Company’s net sales. The Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. The Company is also subject to changes in customer purchasing patterns or the level of promotional activities. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease, the Company’s business, financial condition and results of operations may be harmed.

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

The Company’s future performance and growth depend, in part, on its ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand consumer preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

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

In accordance with the authoritative guidance on goodwill, intangibles and other, the Company assesses the potential impairment of its existing goodwill during the second fiscal quarter of each fiscal year and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

The Company may be required to record a significant charge in its consolidated financial statements during the period in which any impairment of its goodwill or intangible assets is identified and this would negatively impact the Company’s financial condition and results of operations. Although the Company has recorded significant impairments to certain of its indefinite-lived intangible assets in prior fiscal years, no such impairments have been identified or recorded in recent fiscal years associated with its goodwill or definite-lived intangible assets. As of August 31, 2012, the Company only held goodwill and definite-lived intangible assets as its remaining indefinite-lived intangible assets, which include the Spot Shot, 2000 Flushes and 1001 trade names, were reclassified to definite-lived intangible assets effective February 28, 2011.

The Company’s operating results and financial performance may not meet expectations which could adversely affect the Company’s stock price.

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals or core strategic initiatives, then the Company’s actual performance could vary materially from its internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. The Company’s operating results and financial performance may be negatively influenced by a number of factors, many of which are discussed in this Item 1A“Risk Factors”. In addition, the Company’s stock price could significantly fluctuate as a result of the following factors:

•	Significant variations in the Company’s operating results;

•	Operating results that vary from the expectations of management, securities analysts or investors;

•	Changes in product sales prices by the Company or its competitors and consumer and customer reactions to such sales price changes;

•	The mix of products sold within different channels and countries with varying profitability in a given period;

•	The Company’s ability to control internal costs and to generate expected cost savings and efficiencies;

•	The effectiveness of the Company’s advertising, marketing and promotional programs;

•	The failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	The Company’s reliance on brokers for the grocery and industrial channels;

•	The ability of the Company to attract and retain qualified personnel;

•	The ability of the Company to penetrate and grow domestic and international markets and distribution channels; and

•	The ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the

Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 13 – Income Taxes of the consolidated financial statements, included in Item 15 of this report.

Product liability claims and other litigation and/or regulatory action could adversely affect the Company’s sales and operating results.

While the Company makes every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, the Company’s business, financial condition and results of operations may be adversely affected. In addition, if one of the Company’s products were determined to be defective, the Company could be required to recall the product, which could result in adverse publicity and significant expenses.

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

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

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

Historically, the Company’s acquisitions have been funded to a large extent by debt. In order to service the debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company’s loan agreements typically include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2011, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.27 per share to $0.29 per share.

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

In addition, the Company’s U.K. subsidiary started a project in mid-fiscal year 2012 to implement a major upgrade to its critical information system. This information system is used by the U.K. subsidiary to process all of the daily transactions for the U.K. subsidiary and its branch offices located in Europe and to produce key financial reports for the European operations. If the U.K. subsidiary experiences difficulties in implementing or going live with this upgraded information system, the Company may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses and this could negatively impact the Company’s business, financial condition and results of operations.

Changing laws, regulations and standards relating to accounting and financial reporting, corporate governance and public disclosure, including new SEC regulations such as those required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, new NASDAQ Stock Market rules, new accounting requirements, including any that result from the joint convergence projects of the Financial Accounting Standards Board and the International Accounting Standards Board, and the potential future requirement to transition to international financial reporting standards may create uncertainty and additional burdens and complexities for the Company. To maintain high standards of accounting and financial reporting, corporate governance and public disclosure, the Company intends to invest all reasonably necessary resources to comply with all such evolving standards and requirements. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities, either of which could negatively impact the Company’s business, financial condition and results of operations.

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

Europe

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, located in Milton Keynes, United Kingdom. In addition, the Company leases space for its branch offices in Germany, France, Italy, Spain and Portugal.

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

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company’s allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company’s estimate of possible loss relative to this matter is immaterial with respect to the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2012:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	56	1997	President and Chief Executive Officer
Jay W. Rembolt	61	2008	Vice President, Finance and Chief Financial Officer
Michael J. Irwin	49	2008	Executive Vice President, Strategic Development
Graham P. Milner	58	2002	Executive Vice President, Global Innovation and Chief Branding Officer
Michael L. Freeman	59	2002	Division President, The Americas
Geoffrey J. Holdsworth	50	1997	Managing Director, Asia Pacific
William B. Noble	54	1996	Managing Director, WD-40 Company Ltd. (U.K.)

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

Mr. Milner joined the Company in 1992 as International Director. He was named Vice President, Sales and Marketing, The Americas, in 1997 and Senior Vice President, The Americas, in 1998. He was then appointed to his current position of Executive Vice President, Global Innovation and Chief Branding Officer in 2002.

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

	Fiscal Year 2012			Fiscal Year 2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$47.29	$35.37	$0.27	$41.45	$35.09	$0.27
Second Quarter	$45.05	$39.25	$0.29	$41.77	$36.72	$0.27
Third Quarter	$47.50	$41.47	$0.29	$43.90	$39.26	$0.27
Fourth Quarter	$51.81	$45.88	$0.29	$47.97	$38.00	$0.27

On October 15, 2012, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $51.34 per share, and there were 15,715,835 shares of common stock outstanding held by approximately 934 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2011, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.27 per share to $0.29 per share. On October 5, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on October 31, 2012 to shareholders of record on October 18, 2012.

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

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through August 31, 2012, the Company repurchased 462,901 shares at a total cost of $21.2 million.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	—	$—	—	$37,699,752
July 1 – July 31	97,374	$47.70	97,374	$33,052,934
August 1 – August 31	88,160	$48.66	88,160	$28,761,320

Total	185,534	$48.16	185,534

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2012	2011	2010	2009	2008
Net sales	$342,784	$336,409	$321,516	$292,002	$317,118
Cost of products sold	174,302	168,297	156,210	147,469	168,848

Gross profit	168,482	168,112	165,306	144,533	148,270
Operating expenses	116,753	113,980	110,108	104,688	105,574

Income from operations	51,729	54,132	55,198	39,845	42,696
Interest and other expense, net	(816)	(601)	(1,641)	(1,521)	(697)

Income before income taxes	50,913	53,531	53,557	38,324	41,999
Provision for income taxes	15,428	17,098	17,462	12,037	14,377

Net income	$35,485	$36,433	$36,095	$26,287	$27,622

Earnings per common share:
Basic	$2.22	$2.16	$2.17	$1.59	$1.66
Diluted	$2.20	$2.14	$2.15	$1.58	$1.64
Dividends per share	$1.14	$1.08	$1.00	$1.00	$1.00
Total assets	$300,870	$279,777	$289,108	$262,617	$270,673
Long-term obligations (1)	$25,963	$24,321	$32,764	$41,456	$52,118

(1)	Long-term obligations include long-term debt, long-term deferred tax liabilities, net and deferred and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Performance Measures and Non-GAAP Reconciliations, Liquidity and Capital Resources, Critical Accounting Policies, Recently Issued Accounting Standards and Related Parties. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the related notes included in Item 15 of this report.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. We market multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 Specialist® product lines. In the fourth quarter of fiscal year 2012, we developed the WD-40 BikeTM product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company will start to launch certain products in this line in the United States (“U.S.”) during the first quarter of fiscal year 2013. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2012:

•

Consolidated net sales increased $6.4 million, or 2%, for fiscal year 2012 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for fiscal year 2012 as compared to the prior fiscal year.

➢	Multi-purpose maintenance products sales, which include the WD-40 multi-use product, 3-IN-ONE, BLUE WORKS and the WD-40 Specialist product lines, were $286.5 million, up 3% from the prior fiscal year.

➢	Homecare and cleaning products sales, which include all other brands, were $56.3 million, down 2% from the prior fiscal year.

•

Americas segment sales were $177.4 million, up 4% compared to the prior fiscal year. Europe segment sales were $116.9 million, down 7% compared to the prior fiscal year. Asia-Pacific segment sales were $48.5 million, up 18% compared to the prior fiscal year.

•

Consolidated net income decreased $0.9 million, or 3%, for fiscal year 2012 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on consolidated net income for fiscal year 2012. Thus, on a constant currency basis, net income would have decreased by $0.7 million, or 2%, for fiscal year 2012 compared to the prior fiscal year.

•	Gross profit as a percentage of net sales decreased to 49.2% for fiscal year 2012 compared to 50.0% for the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2012 were $2.20 versus $2.14 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The WD-40 Specialist line of products was launched in the U.S. during the first quarter of fiscal year 2012 and in Canada and select markets in Europe during the second quarter of fiscal year 2012. Initial sales results in all regions have been positive as compared to the initial forecasted sales.

•

Share repurchases have been successfully executed under both our $60.0 million and $50.0 million approved share buy-back plans. The $60.0 million plan has been fully utilized and all remaining authorized purchases under the plan were completed in the first quarter of fiscal year 2012. To date, the Company has repurchased 462,901 shares at an average price of $45.86 per share for a total cost of $21.2 million under the $50.0 million plan which was approved by the Company’s Board of Directors in December 2011.

•

During the first quarter of fiscal year 2012, we started a project to redesign our supply chain architecture in North America. Once fully integrated in late fiscal year 2013, we expect this redesign to result in overall cost savings within our supply chain network, improved service to our customers and an increase in our inventory over historical levels. During the transition phases of this project, we have incurred and may continue to incur additional costs and our inventory levels may fluctuate from period to period.

•

During the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a line of bicycle maintenance products for cyclists and mechanics. This product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants, all of which we will start to launch in the U.S. during the first quarter of fiscal year 2013.

Our core strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) becoming the global leader in the Company’s product categories within our prioritized platforms; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining people.

Results of Operations

Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$286,480	$278,763	$7,717	3%
Homecare and cleaning products	56,304	57,646	(1,342)	(2)%

Total net sales	342,784	336,409	6,375	2%
Cost of products sold	174,302	168,297	6,005	4%

Gross profit	168,482	168,112	370	—
Operating expenses	116,753	113,980	2,773	2%

Income from operations	$51,729	$54,132	$(2,403)	(4)%

Net income	$35,485	$36,433	$(948)	(3)%

Earnings per common share – diluted	$2.20	$2.14	$0.06	3%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas	$177,394	$169,881	$7,513	4%
Europe	116,936	125,400	(8,464)	(7)%
Asia-Pacific	48,454	41,128	7,326	18%

	$342,784	$336,409	$6,375	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$136,105	$127,507	$8,598	7%
Homecare and cleaning products	41,289	42,374	(1,085)	(3)%

	$177,394	$169,881	$7,513	4%

% of consolidated net sales	52%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $177.4 million, up $7.5 million, or 4%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $8.6 million, or 7%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. This sales increase was driven by higher sales of WD-40 multi-purpose maintenance products in the U.S., which were up 10% primarily due to new distribution within the mass retail channel, regained distribution within the home center channel and the impact of promotional activities for the WD-40 multi-use products during fiscal year 2012 compared to fiscal year 2011. The increased sales of WD-40 products in the U.S. were slightly offset by lower sales of these same products in Latin America, which were down by 7% primarily due to new trade restrictions and the unstable economic and political conditions, particularly in Argentina and Mexico, all of which continue to have a negative impact on our business development in those countries. In addition, the overall sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to the successful launch of the WD-40 Specialist product line which began shipping during fiscal year 2012 in the U.S. and Canada and realized positive sales results as compared to the initial forecasted sales for both regions.

Sales of homecare and cleaning products in the Americas segment decreased $1.1 million, or 3%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Although sales of the homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased from period to period, sales of Spot Shot products increased 9% in the U.S. for fiscal year 2012 compared to the prior fiscal year. This increase was primarily due to new distribution and significant promotional display activities that were conducted during the current fiscal year, but not in the prior fiscal year. This increase was more than offset by lower sales of Carpet Fresh and our automatic toilet bowl cleaners in the U.S. due to lost distribution, competitive factors, and category declines.

For the Americas segment, 81% of sales came from the U.S. and 19% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2012, compared to the distribution for the fiscal year ended August 31, 2011, when 79% of sales came from the U.S. and 21% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$109,115	$116,461	$(7,346)	(6)%
Homecare and cleaning products	7,821	8,939	(1,118)	(13)%

	$116,936	$125,400	$(8,464)	(7)%

% of consolidated net sales	34%	37%

Sales in the Europe segment decreased to $116.9 million, down $8.5 million, or 7%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets decreased $10.6 million, or 13%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. We experienced sales decreases throughout the Europe direct markets for the fiscal year ended August 31, 2012 compared to the prior fiscal year, with percentage decreases in sales as follows: the Germanics sales region, 21%; Italy, 13%; U.K., 11%; Iberia, 5%; and France, 4%.

The sales decline in the direct markets was primarily due to the adverse economic conditions, which have existed throughout Europe since the beginning of our fiscal year 2012 and which worsened during the second half of the year, as well as the increased level of competition. Sales from direct markets accounted for 63% of the Europe segment’s sales for the fiscal year ended August 31, 2012 compared to 68% of the Europe segment’s sales for the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $2.1 million, or 5%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year primarily due to increased sales of WD-40 multi-use products in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from year to year primarily due to the continued growth of the base business in key markets, particularly those in Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable from an economic standpoint than other countries in Europe. The distributor markets accounted for 37% of the total Europe segment sales for the fiscal year ended August 31, 2012, compared to 32% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$41,260	$34,795	$6,465	19%
Homecare and cleaning products	7,194	6,333	861	14%

	$48,454	$41,128	$7,326	18%

% of consolidated net sales	14%	12%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $48.5 million, up $7.3 million, or 18%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2012 compared to the prior fiscal year had a favorable impact on sales. Sales for the fiscal year ended August 31, 2012 translated at the exchange rates in effect for the prior fiscal year would have been $47.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.7 million, or 16%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

Sales in Asia, which represented 63% of the total sales in the Asia-Pacific segment, increased $5.3 million, or 21%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year primarily due to the stable economic conditions which existed for much of the Asia region during most of fiscal year 2012. The distributor markets in the Asia region experienced a sales increase of $3.9 million, or 24%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, South Korea and the Philippines. Sales in China increased $1.4 million, or 15%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year due to the ongoing growth of our base business and the higher level of orders placed by our customers during promotional programs that were conducted in the first and third quarters of fiscal year 2012. In addition, sales in China were positively impacted by the timing of customer orders, specifically the higher level of such orders which were placed in advance of price increases that will become effective at the beginning of the first quarter of fiscal year 2013. Foreign currency exchange rates also had a favorable impact on sales results in China from year to year. On a constant currency basis, sales would have increased $1.0 million, or 11%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Although sales in China increased year over year, the rate of growth slowed significantly in the second half of fiscal year 2012 due to the adverse economic conditions and the slowing of industrial activities in China.

Sales in Australia increased $2.0 million, or 13%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year primarily due to a significant promotional program that was conducted during the third quarter of fiscal year 2012, a new product offering which was sold to certain of our customers during the second half of fiscal year 2012 and the ongoing growth of our base business. Although retail spending slowed in Australia in the second half of fiscal year 2012, demand for our products in Australia continued at a steady pace. Foreign currency exchange rates also had a favorable impact on sales results from year to year. On a constant currency basis, sales would have increased $1.8 million, or 11%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

Gross Profit

Gross profit increased to $168.5 million for the fiscal year ended August 31, 2012 compared to $168.1 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 49.2% for the fiscal year ended August 31, 2012 compared to 50.0% for the prior fiscal year due to a variety of items which negatively impacted gross margin, including costs associated with petroleum-based materials and aerosol cans, the net additional costs incurred in support of changes that we are currently making to our North American supply chain infrastructure, other raw materials and manufacturing costs, sales mix changes and the impact of changes in foreign currency exchange rates. These unfavorable items were partially offset by the positive impacts of sales price increases and lower manufacturing costs in our Asia-Pacific segment from period to period.

Gross margin was negatively impacted by 1.1 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The majority of this combined negative impact to gross margin from period to period was due to the increase in costs associated with petroleum-based material. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods.

In addition, gross margin was negatively impacted by 0.6 percentage points from period to period due to our North American supply chain restructure project. As a result of this project, we incurred higher warehousing, handling fees and freight costs, which were all partially offset by lower manufacturing fees from our third-party contract manufacturers, during fiscal year 2012 compared to the prior fiscal year. A large portion of these additional costs resulted from us moving inventory between our various third-party contract manufacturers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and include consolidation of our third-party contract manufacturers and the restructuring of our distribution center network. These changes, once completed, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we continue to transition to our new supply chain architecture, we may incur additional expenses in advance of the ultimate savings that we expect to gain once the implementation of this new architecture is complete.

We also incurred higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in our Europe segment, which when combined negatively impacted gross margin by 0.6 percentage points from period to period. Sales mix changes negatively impacted gross margin by 0.8 percentage points for the fiscal year ended August 31, 2012 compared to the prior fiscal year, primarily due to the higher sales mix in the distributor market in our Europe segment year over year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points.

The aforementioned unfavorable impacts to gross margin were significantly offset by the sales price increases, which positively affected gross margin by 2.2 percentage points for the fiscal year ended August 31, 2012 compared to the prior fiscal year. These sales price increases were implemented in certain locations and markets throughout most of fiscal year 2012 and in the second half of fiscal year 2011. Lower manufacturing costs in our Asia-Pacific segment also positively affected gross margin by 0.3 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $15.4 million and $15.0 million for the fiscal years ended August 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2012 increased $1.6 million, or 2%, to $88.9 million from $87.3 million for the prior fiscal year. As a percentage of net sales, SG&A expenses remained constant at 26.0% for the fiscal years ended August 31, 2012 and 2011. The increase in SG&A expenses was largely attributable to higher employee-related costs, higher professional services costs and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.8 million for the fiscal year ended August 31, 2012 compared to the prior fiscal year primarily due to annual compensation increases and higher staffing levels in all segments. This increase in compensation costs was partially offset by lower bonus and stock-based compensation expenses from period to period. Although we started to experience some reduction in our freight costs in the third quarter of fiscal year 2012 as a result of our North American supply chain restructure, freight costs increased overall by $0.5 million year over year primarily due to increased diesel costs and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers during the first half of the fiscal year 2012. Professional services costs increased $0.6 million due primarily to higher legal fees. Other miscellaneous expenses, which primarily include broker sales commissions, meeting expenses, office overhead expenses and software support expenses and fees, increased by $0.2 million period over period.

The increases in SG&A expenses described above were partially offset by a decrease in expenses associated with new product exploration from period to period. The decrease in new product exploration expenses within research and development of $0.3 million was primarily due to the increased level of spending in this area during fiscal year 2011 related to the development of the WD-40 Specialist product line, which was launched in the first quarter of fiscal year 2012. Changes in foreign currency exchange rates decreased SG&A expenses by $0.2 million for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2012 and 2011 were $5.1 million and $5.5 million, respectively. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2012 increased $0.6 million, or 2%, to $25.7 million from $25.1 million for the prior fiscal year. As a percentage of net sales, these expenses remained constant at 7.5% for the fiscal years ended August 31, 2012 and 2011. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Asia-Pacific segment. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2012 compared to the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2013 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $20.1 million and $18.8 million for the fiscal years ended August 31, 2012 and 2011, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $45.8 million and $43.9 million for the fiscal years ended August 31, 2012 and 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $2.1 million and $1.5 million for the fiscal years ended August 31, 2012 and 2011, respectively. The increase in amortization for the fiscal year ended August 31, 2012 was related to the additional amortization expense of 2000 Flushes, Spot Shot and 1001 trade names starting March 1, 2011 as these intangible assets were changed to definite-lived from indefinite-lived intangible assets at February 28, 2011. The amortization for the fiscal year ended August 31, 2011 related only to the Carpet Fresh and X-14 trade names and certain non-contractual customer relationships from the acquisition of the 1001 line of products in fiscal year 2004.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas(1)	$19,747	$19,777	$(30)	—
Europe	23,524	27,846	(4,322)	(16)%
Asia-Pacific	8,458	6,509	1,949	30%

	$51,729	$54,132	$(2,403)	(4)%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment remained relatively constant year over year. Although sales in the Americas segment increased $7.5 million for the fiscal year ended August 31, 2012 compared to the prior fiscal year, gross profit as a percentage of net sales decreased from 50.4% to 48.8%. This decrease in the gross margin from year to year was primarily due to increased costs of petroleum-based materials and higher warehousing and freight costs in connection with our North American supply chain restructure project, which were partially offset by the positive impact of sales price increases year over year. The higher level of sales for the Americas segment from year to year was accompanied by an increase in total operating expenses of $1.1 million. Operating income as a percentage of net sales remained relatively constant at 11.1% for fiscal year 2012 compared to 11.7% for fiscal year 2011.

Europe

Income from operations for the Europe segment decreased to $23.5 million, down $4.3 million, or 16%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year, primarily due to a decrease in sales of $8.5 million. As a percentage of net sales, gross profit for the Europe segment decreased slightly to 51.3% for the fiscal year ended August 31, 2012 compared to 51.5% for the prior fiscal year. Although total operating expenses decreased $0.3 million from year to year, operating income as a percentage of net sales decreased from 22.2% for the fiscal year ended August 31, 2011 to 20.1% for the fiscal year ended August 31, 2012.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.5 million, up $1.9 million, or 30%, for the fiscal year ended August 31, 2012 compared to the prior fiscal year. The increase in the income from operations for our Asia-Pacific segment was primarily due to an increase in sales of $7.3 million and an increase in the gross profit as a percentage of net sales from 43.8% to 45.3% year over year. Gross margin for the Asia-Pacific segment increased from year to year primarily due to the combined effects of lower manufacturing costs and price increases in the Asia-Pacific region, which were partially offset by increased costs of petroleum-based materials. The higher level of sales for the Asia-Pacific segment from year to year was accompanied by an increase in total operating expenses of $1.9 million. As a percentage of net sales, operating income increased from 15.8% for the fiscal year ended August 31, 2011 to 17.5% for the fiscal year ended August 31, 2012.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	Change
Interest income	$261	$228	$33
Interest expense	$729	$1,076	$(347)
Other (expense) income, net	$(348)	$247	$(595)
Provision for income taxes	$15,428	$17,098	$(1,670)

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2012 compared to the prior fiscal year.

Interest Expense

Interest expense decreased $0.3 million for the fiscal year ended August 31, 2012 compared to the prior fiscal year due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.6 million for the fiscal year ended August 31, 2012 compared to the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the fiscal year ended August 31, 2012 compared to net foreign currency exchange gains which were recorded in the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.3% of income before income taxes for the fiscal year ended August 31, 2012 compared to 31.9% for the prior fiscal year. The decrease in the effective income tax rate from period to period was primarily due to a reduction in the state effective tax rate as a result of a recent California tax law change. The decrease from period to period was also attributable to the benefit from certain foreign earnings generated in lower tax rate jurisdictions, favorable net change in liability for uncertain tax positions and the increased benefit from the deduction for qualified domestic production activities.

Net Income

Net income was $35.5 million, or $2.20 per common share on a fully diluted basis, for fiscal year 2012 compared to $36.4 million, or $2.14 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $0.2 million on net income for fiscal year 2012. Thus, on a constant currency basis, net income for fiscal year 2012 would have been $35.7 million.

Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$278,763	$258,095	$20,668	8%
Homecare and cleaning products	57,646	63,421	(5,775)	(9)%

Total net sales	336,409	321,516	14,893	5%
Cost of products sold	168,297	156,210	12,087	8%

Gross profit	168,112	165,306	2,806	2%
Operating expenses	113,980	110,108	3,872	4%

Income from operations	$54,132	$55,198	$(1,066)	(2)%

Net income	$36,433	$36,095	$338	1%

Earnings per common share – diluted	$2.14	$2.15	$(0.01)	—

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $169.9 million, down $10.0 million, or 6%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2011 compared to fiscal year 2010.

Sales of multi-purpose maintenance products in the Americas segment decreased $2.3 million, or 2%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. This sales decrease was primarily driven by lower sales of WD-40 products in the U.S., which were down 6% for the fiscal year ended August 31, 2011 compared to fiscal year 2010 primarily due to reduced product offerings and lost promotional opportunities with certain of our key customers. These decreased sales of WD-40 products in the U.S. were partially offset by higher sales of these same products in Latin America and in Canada, which were both up by 14% primarily due to new distribution, a higher level of replenishment orders and increased promotional activities from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $7.7 million, or 15%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. Although we remained focused on stabilizing the sales of our homecare and cleaning products, sales of these products continued to be negatively impacted by competition, category declines, lost distribution and reduced product offerings. In addition, sales of such products were negatively impacted by the volatility of orders from and the level of promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 18% from period to period. This sales decrease was driven primarily by lower sales of Spot Shot products, which were down 27% in the U.S. for the fiscal year ended August 31, 2011 compared to the prior fiscal year. This decrease in Spot Shot sales was due to several factors, including reduced promotional opportunities with our customers, specifically those within the warehouse club channel, category declines, lost distribution and the effect of competitive factors. Sales of our automatic toilet bowl cleaners in the Americas segment also decreased $1.3 million, or 8%, from period to period due to competitive factors, category declines and lost distribution. Also contributing to the overall decline in sales of the homecare and cleaning products in the Americas segment was a decrease in the sales of our Carpet Fresh and X-14 brands, which totaled $1.1 million, or 14%, and was primarily due to a lower level of product offerings carried by certain of our customers and the effect of competitive factors.

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

Sales in the Europe segment increased to $125.4 million, up $15.0 million, or 14%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2011 compared to fiscal year 2010 had a favorable impact on sales. Sales for fiscal year 2011 translated at the exchange rates in effect for fiscal year 2010 would have been $123.1 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $12.7 million, or 12%, for fiscal year 2011 compared to fiscal year 2010.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Holland, Switzerland and Belgium). Overall, sales from direct markets increased $9.9 million, or 13%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. We experienced sales growth throughout the Europe segment for the fiscal year ended August 31, 2011 compared to fiscal year 2010, with percentage increases in sales as follows: Italy, 31%; U.K., 17%; France, 13%; Germanics sales region, 10%; and Iberia, 1%.

The sales growth in the direct markets throughout the Europe segment was primarily due to new distribution, the continued growth of the WD-40 Smart Straw and 3-IN-ONE products and our increased focus on the industrial channel. In addition, sales in the direct markets were favorably impacted by the ongoing growth of our base business, increased volumes through existing distribution channels and a higher level of promotional activities. Sales from direct markets accounted for 68% of the Europe segment’s sales for the fiscal year ended August 31, 2011 compared to 67% of the Europe segment’s sales for fiscal year 2010.

In the countries in which we sell through local distributors, sales increased $5.1 million, or 14%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010 primarily due to increased sales of WD-40 products in Eastern Europe and Northern Europe as a result of our continued focus on the growth of our base business. The distributor markets accounted for 32% of the total Europe segment sales for the fiscal year ended August 31, 2011, compared to 33% for fiscal year 2010.

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

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $41.1 million, up $9.8 million, or 31%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2011 compared to fiscal year 2010 had a favorable impact on sales. Sales for fiscal year 2011 translated at the exchange rates in effect for fiscal year 2010 would have been $38.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $7.5 million, or 24%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010.

Sales in Asia, which represented 61% of the total sales in the Asia-Pacific segment, increased $6.0 million, or 31%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010 primarily due to the ongoing growth of our base business throughout the Asia region. The distributor markets in the Asia region experienced a sales increase of $3.1 million, or 24%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010, primarily due to the continued growth of the WD-40 products throughout the distributor markets, including those in Indonesia, India and Taiwan. Sales in China increased $2.9 million, or 46%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010 due to the ongoing growth of our base business and significant promotional activities that occurred during the first and second quarters of fiscal year 2011, which were aimed at building user awareness and distribution in the China region.

Sales in Australia increased $3.8 million, or 32%, for the fiscal year ended August 31, 2011 compared to fiscal year 2010 partially due to the favorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased $1.8 million, or 15%, for fiscal year 2011 compared to fiscal year 2010 primarily due to improved economic conditions, promotional activities, new distribution and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $168.1 million for fiscal year 2011 compared to $165.3 million for fiscal year 2010. As a percentage of net sales, gross profit decreased to 50.0% for fiscal year 2011 compared to 51.4% for fiscal year 2010 due to a variety of items which partially offset each other, including costs associated with petroleum-based materials and aerosol cans, other raw materials and manufacturing costs, sales mix changes, changes in foreign currency exchange rates, sales price increases and the level of discounts offered to our customers.

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

Sales mix changes negatively impacted gross margin by 0.5 percentage points for fiscal year 2011 compared to fiscal year 2010. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points.

Partially offsetting the aforementioned unfavorable impacts to gross margin were sales price increases and a lower level of advertising, promotional and other discounts offered to our customers from period to period. Sales price increases implemented in certain locations and markets during fiscal year 2011 positively affected gross margin by 0.5 percentage points. Advertising, promotional and other discounts decreased during fiscal year 2011 compared to fiscal year 2010 positively impacting gross margin by 0.3 percentage points. The decrease in such discounts was due to the fact that a lower percentage of sales during fiscal year 2011 was subject to promotional allowances compared to fiscal year 2010. In general, the timing of advertising, promotional and other discounts, which are recorded as a reduction to sales may cause fluctuations in gross margin from period to period. Examples of advertising, promotional and other discounts include coupon redemptions, consideration and allowances given to retailers for space and/or favorable display positions in their stores, co-operative advertising and promotional activity, volume discounts and other one-time or ongoing incentives. In addition, other miscellaneous items when combined positively impacted gross margin by 0.2 percentage points from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses remained constant at $87.3 million for the fiscal years ended August 31, 2011 and 2010. As a percentage of net sales, SG&A expenses decreased to 26.0% for fiscal year 2011 from 27.2% for fiscal year 2010. Although total SG&A expenses remained constant year over year, various components within SG&A expenses increased for fiscal year 2011 compared to fiscal year 2010. These increases in SG&A expenses were largely attributable to higher professional services costs, increased freight costs, a higher level of expenses associated with travel and meetings, increased office overhead costs and the unfavorable impact of changes in foreign currency exchange rates. Professional services costs increased $1.5 million due to higher legal and consulting fees. Freight costs increased $1.0 million primarily due to increased diesel costs and higher sales volumes for fiscal year 2011 compared to fiscal year 2010. Travel and meeting expenses increased $0.8 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Office overhead expenses increased $0.5 million primarily due to repairs required at our Memphis warehouse facility. Changes in foreign currency exchange rates increased SG&A expenses by $1.4 million for fiscal year 2011 compared to fiscal year 2010. Other miscellaneous expenses, which primarily include broker sales commissions and bad debt expense increased by $0.1 million period over period.

The increases in SG&A expenses described above were fully offset by lower employee-related costs from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased $5.3 million for fiscal year 2011 compared to fiscal year 2010 primarily due to lower bonus expense. In fiscal year 2011, certain of our business segments did not achieve the sales and other profit performance metrics required to trigger payout of bonuses. As a result, bonus expense and the related fringe benefit expense decreased $7.6 million for fiscal year 2011 compared to fiscal year 2010. This decrease in bonus expense from period to period was slightly offset by a $2.3 million increase in employee-related costs as a result of increased staffing levels in fiscal year 2011 and the annual compensation increases, which were implemented in the first quarter of fiscal year 2011 and not in fiscal year 2010.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for fiscal year 2011 increased $3.0 million, or 14%, to $25.1 million from $22.1 million for fiscal year 2010. As a percentage of net sales, these expenses increased to 7.5% for fiscal year 2011 from 6.9% for fiscal year 2010. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Europe and Asia-Pacific segments. Changes in foreign currency exchange rates had an unfavorable impact of $0.3 million on advertising and sales promotion expenses for fiscal year 2011 compared to fiscal year 2010. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2011 would have been $24.8 million resulting in an increase in such expenses of $2.7 million period over period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $18.8 million and $18.4 million for the fiscal years ended August 31, 2011 and 2010, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $43.9 million and $40.5 million for the fiscal years ended August 31, 2011 and 2010, respectively.

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

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2011	2010	Dollars	Percent
Americas(1)	$19,777	$25,095	$(5,318)	(21)%
Europe	27,846	25,075	2,771	11%
Asia-Pacific	6,509	5,028	1,481	29%

	$54,132	$55,198	$(1,066)	(2)%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment decreased to $19.8 million, down $5.3 million, or 21%, for fiscal year 2011 compared to fiscal year 2010. The decrease in the income from operations for our Americas segment was primarily due to a decrease in sales of $10.0 million and a slight decrease in the gross profit as a percentage of net sales from 50.7% to 50.4% year over year. Despite the lower level of sales, there were no significant changes in operating expenses for the Americas segment from year to year, resulting in a decrease in operating income as a percent of net sales from 14.0% for the year ended August 31, 2010 to 11.7% for the year ended August 31, 2011.

Europe

Income from operations for the Europe segment increased to $27.8 million, up $2.8 million, or 11%, for fiscal year 2011 compared to fiscal year 2010, primarily due to an increase in sales of $15.0 million which was partially offset by a 2.9 percentage point decrease in the gross margin from period to period. As a percentage of net sales, gross profit for the Europe segment decreased to 51.5% for fiscal year 2011 compared to 54.4% for fiscal year 2010 primarily due to the higher costs of petroleum-based materials, sales mix changes and increased manufacturing costs in Europe. The higher level of sales for the Europe segment from year to year was accompanied by an increase in total operating expenses of $1.8 million. Operating income as a percent of net sales remained relatively constant at 22.2% for fiscal year 2011 compared to 22.7% for fiscal year 2010.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $6.5 million, up $1.5 million, or 29%, for fiscal year 2011 compared to fiscal year 2010. The increase in the income from operations for our Asia-Pacific segment was primarily due to an increase in sales of $9.8 million which was offset by a decrease in the gross profit as a percentage of net sales from 44.9% to 43.8% year over year. The higher level of sales for the Asia-Pacific segment from year to year was accompanied by an increase in total operating expenses of $2.5 million. Operating income as a percent of net sales remained relatively constant at 15.8% for fiscal year 2011 compared to 16.1% for fiscal year 2010.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	Change
Interest income	$228	$174	$54
Interest expense	$1,076	$1,726	$(650)
Other income (expense), net	$247	$(89)	$336
Provision for income taxes	$17,098	$17,462	$(364)

Interest Income

Interest income increased $0.1 million for fiscal year 2011 compared to fiscal year 2010 primarily due to slightly higher average cash balances and interest rates during fiscal year 2011 compared to fiscal year 2010.

Interest Expense

Interest expense decreased $0.7 million for fiscal year 2011 compared to fiscal year 2010 due to the lower principal balance on long-term borrowings resulting from the annual $10.7 million principal payment made in October 2010.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million for fiscal year 2011 compared to fiscal year 2010 due to higher foreign currency exchange gains in fiscal year 2011 as compared to foreign currency exchange losses in fiscal year 2010 primarily related to the Euro and Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 31.9% of income before income taxes for fiscal year 2011 compared to 32.6% for fiscal year 2010. The decrease in the effective income tax rate from period to period was primarily due to the increase in the percentage benefit from the qualified domestic production deduction which increased from 6% to 9% of qualified production activities income from period to period. The decrease was also attributable to the reinstatement of the research and experimentation credit during the fiscal year ended August 31, 2011 as well as the increasing proportion of the Company’s earnings which are foreign and are taxed at lower rates.

Net Income

Net income was $36.4 million, or $2.14 per common share on a fully diluted basis, for fiscal year 2011 compared to $36.1 million, or $2.15 per common share on a fully diluted basis, for fiscal year 2010. Changes in foreign currency exchange rates year over year had a favorable impact of $0.8 million on net income for fiscal year 2011. Thus, on a constant currency basis, net income for fiscal year 2011 would have been $35.6 million.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2012	2011	2010
Gross margin	49%	50%	51%
Cost of doing business as a percentage of net sales	33%	33%	34%
EBITDA as a percentage of net sales	16%	17%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Fiscal Year Ended August 31,
	2012	2011	2010
Total operating expenses – GAAP	$116,753	$113,980	$110,108
Amortization of definite-lived intangible assets	(2,133)	(1,537)	(724)
Depreciation (in operating departments)	(1,597)	(1,637)	(1,560)

Cost of doing business	$113,023	$110,806	$107,824

Net sales	$342,784	$336,409	$321,516
Cost of doing business as a percentage of net sales	33%	33%	34%

EBITDA (in thousands, except percentages)

	Fiscal Year Ended August 31,
	2012	2011	2010
Net income – GAAP	$35,485	$36,433	$36,095
Provision for income taxes	15,428	17,098	17,462
Interest income	(261)	(228)	(174)
Interest expense	729	1,076	1,726
Amortization of definite-lived intangible assets	2,133	1,537	724
Depreciation	2,736	2,849	3,524

EBITDA	$56,250	$58,765	$59,357

Net sales	$342,784	$336,409	$321,516
EBITDA as a percentage of net sales	16%	17%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $34.2 million for fiscal year 2012 compared to $30.0 million for fiscal year 2011. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the fiscal year ended August 31, 2012, we borrowed $114.6 million U.S. dollars under the revolving credit facility and repaid $69.6 million along with the associated interest of $0.4 million with cash on hand. In addition, we periodically have extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of August 31, 2012, we had a $45.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At August 31, 2012, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

The $75.0 million, 7.28% fixed-rate term loan, had a 10-year term, which originated in October 2001 and was financed through Prudential Capital. On October 17, 2011, we paid off the final balance due under this term loan of $10.7 million and the associated interest of $0.2 million with cash on hand.

At August 31, 2012, we had a total of $69.7 million in cash and cash equivalents. Of this balance, $54.3 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at August 31, 2012, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net cash provided by operating activities	$34,249	$30,009	$56,424
Net cash used in investing activities	(3,113)	(3,220)	(1,553)
Net cash used in financing activities	(16,082)	(48,933)	(23,575)
Effect of exchange rate changes on cash and cash equivalents	(1,728)	2,609	(1,324)

Net increase (decrease) in cash and cash equivalents	$13,326	$(19,535)	$29,972

Operating Activities

Net cash provided by operating activities increased $4.2 million to $34.2 million for fiscal year 2012 from $30.0 million for fiscal year 2011. This increase from period to period was due to changes in operating assets and liabilities, the most significant of which were changes in inventories, trade accounts receivable, accrued payroll and related expenses and accounts payable and accrued liabilities.

The increase in inventories from period to period was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of the redesign of our North American supply chain architecture. Not only do we expect that this new supply chain structure will result in higher levels of inventory than we have held in prior periods since we are moving product more quickly into our third-party distribution centers which is company-owned inventory, but we also expect that our inventory levels will fluctuate from period to period as we complete the transition phases of this redesign project. In addition, inventories increased due to $3.6 million of product (including raw materials, components and finished products) that we are obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them which is the subject of pending litigation. Trade accounts receivable balances decreased for fiscal year 2012 whereas the balances increased for fiscal year 2011 primarily due to higher sales volumes in the final months of fiscal year 2011 compared to fiscal year 2010 and the timing of payments received from customers from period to period. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2011 bonuses during the first quarter of fiscal year 2012 which were significantly lower than those paid in the prior year for fiscal year 2010 bonuses and lower bonus accruals in fiscal year 2012. Accounts payable and accrued liabilities increased from period to period primarily due to the increased inventory purchases related to the new supply chain architecture, the termination of the business relationship with IQ Products Company and the timing of payments to suppliers.

Net cash provided by operating activities decreased $26.4 million to $30.0 million for fiscal year 2011 from $56.4 million for fiscal year 2010. Cash provided by operating activities decreased for fiscal year 2011 as compared to fiscal year 2010 due to changes in operating assets and liabilities, primarily changes in trade accounts receivable, accrued payroll and related expenses, inventories, accounts payable and accrued liabilities. Trade accounts receivable increased primarily due to higher sales volumes in the fourth quarter of fiscal year 2011 compared to the fourth quarter of fiscal year 2010. Accrued payroll and related expenses decreased from year to year primarily due to the payment of fiscal year 2010 bonuses during the first quarter of fiscal year 2011 which were significantly higher than those paid in the prior fiscal year and lower bonus accruals for fiscal year 2011. Inventories increased due to additional purchases in support of the WD-40 Specialist line, which was launched in September 2011, and promotions in the future quarters. Accounts payable and accrued liabilities increased from year to year due primarily to the increase in accounts payable balances resulting from increased business activities and the timing of payments.

Also contributing to the overall change in cash provided by operating activities for both fiscal year 2012 compared to fiscal 2011 and fiscal year 2011 compared to fiscal year 2010 was the impact of changes in various account balances related to income taxes from period to period as a result of the year-end provision for income taxes. These entries resulted in changes to account balances for other assets, deferred tax assets and liabilities, income taxes payable and deferred and other long-term liabilities.

Investing Activities

Net cash used for investing activities decreased $0.1 million to $3.1 million for fiscal year 2012 from $3.2 million for fiscal year 2011 due primarily to higher purchases of property and equipment of $0.9 million, which were more than offset by higher proceeds from the sales of property and equipment of $1.0 million, the majority of which came from the sale of our warehouse facility located in Memphis, Tennessee during the first quarter of fiscal year 2012.

Net cash used for investing activities increased $1.6 million to $3.2 million for fiscal year 2011 from $1.6 million for fiscal year 2010 due primarily to higher purchases of property and equipment. Purchases of property and equipment during fiscal year 2011 were primarily for machinery and equipment, computer equipment and software. Also contributing to the increase in net cash used for investing activities was the purchase of $0.5 million in short-term investments during fiscal year 2011.

Financing Activities

Net cash used in financing activities decreased $32.8 million to $16.1 million for fiscal year 2012 from $48.9 million for fiscal year 2011 driven in part by the $114.6 million in draws that we executed against our revolving credit facility with Bank of America during fiscal year 2012. This increase in cash was significantly offset by $69.6 million in repayments made on this revolving credit facility and a $13.2 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from year to year. In addition, there was a $1.6 million decrease in treasury stock purchases during fiscal year 2012 compared to the prior fiscal year.

Net cash used for financing activities increased $25.3 million to $48.9 million for fiscal year 2011 from $23.6 million for fiscal year 2010 due primarily to $41.4 million of treasury stock purchases which were transacted during the second, third and fourth quarters of fiscal year 2011. The treasury stock purchases were partially offset by an increase of $16.6 million from period to period in proceeds from the issuance of common stock upon the exercise of stock options.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period.

The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.7 million for fiscal year 2012, an increase in cash of $2.6 million for fiscal year 2011 and a decrease in cash of $1.3 million for fiscal year 2010. These changes from period to period are primarily due to the significant fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. The Pound Sterling to U.S. Dollar exchange rate decreased from 1.6352 to 1.5824 during fiscal year 2012, increased from 1.5514 to 1.6352 during fiscal year 2011 and decreased from 1.6275 to 1.5514 during fiscal year 2010.

Share Repurchase Plans

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

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through August 31, 2012, the Company repurchased 462,901 shares at a total cost of $21.2 million.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2011, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.27 per share to $0.29 per share. On October 5, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on October 31, 2012 to shareholders of record on October 18, 2012. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2012 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$3,133	$1,468	$1,163	$377	$125

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2012:

•

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by us to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. This obligation includes purchasing obsolete or slow-moving inventory from our contract manufacturers which we have done so in the past under these commitments, the amounts of which have been immaterial. Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are obligated to purchase $3.6 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2012.

•

Under the terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the three-year period commencing June 17, 2011 through June 17, 2014. As of August 31, 2012, we had $45.0 million outstanding on this credit facility. Based on our most recent cash projection, we expect to borrow additional amounts against this credit facility ranging from $15.0 million to $20.0 million in fiscal year 2013. We estimate that the interest associated with these borrowings will be approximately $0.3 million for fiscal year 2013 based on the applicable interest rates and the expected payment dates of such borrowings.

•

At August 31, 2012, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.0 million. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Revenue Recognition and Sales Incentives

Sales are recognized as revenue at the time of delivery to our customer when risks of loss and title have passed. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. We must make judgments and certain assumptions in order to determine when delivery has occurred. Through an analysis of end-of-period shipments, we determine an average time of transit of product to our customers, and this is used to estimate the time of delivery and whether revenue should be recognized during the current reporting period for such shipments. Differences in judgments or estimates related to the lengthening or shortening of the estimated delivery time used could result in material differences in the timing of revenue recognition.

Sales incentives are also recorded as a reduction of sales in our consolidated statements of operations. Sales incentives include on-going trade promotion programs with customers and consumer coupon programs that require us to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to these sales incentive programs, with the exception of coupon costs, are recorded as a reduction to sales upon delivery of products to customers. Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated.

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2012 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

Allowance for Doubtful Accounts

The preparation of our financial statements requires us to make certain estimates and assumptions related to the collectability of our accounts receivable balances. We specifically analyze historical bad debts, customer credit worthiness, current economic trends and conditions and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We review our accounts receivable balances and our assumptions used to determine their collectability on a periodic basis and adjust our allowance for doubtful accounts accordingly on a quarterly basis.

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

Under updated authoritative guidance which was issued by the FASB in September 2011, we are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of the goodwill impairment test and then, if needed, the second step, to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of a reporting unit is more than its carrying amount, we do not need to perform the two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. We determine the fair values of our reporting units using the income valuation approach or other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Any impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

We elected to early adopt the provisions of this new guidance on goodwill in conjunction with our second quarter of fiscal year 2012 annual goodwill impairment test and we performed a qualitative assessment of whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting our reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 29, 2012.

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill or definite-lived intangible assets subsequent to February 29, 2012.

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

The consolidated financial statements included sales to Tractor Supply of $0.6 million for fiscal year 2012. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2012.

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

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2012. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $1.1 million.

Interest Rate Risk

As of August 31, 2012, the Company had a $45.0 million outstanding balance on its $75.0 million three-year revolving credit facility agreement with Bank of America, N.A. (“Bank of America”). This $75.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which expires on June 17, 2014. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2012 and 2011 and for each of the three fiscal years in the period ended August 31, 2012, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2012
	1st	2nd	3rd	4th	Total
Net sales	$84,945	$85,966	$87,022	$84,851	$342,784
Gross profit	41,338	42,143	43,082	41,919	168,482
Net Income	6,792	10,584	9,136	8,973	35,485
Diluted earnings per common share	$0.42	$0.65	$0.57	$0.56	$2.20

	Fiscal Year Ended August 31, 2011
	1st	2nd	3rd	4th	Total
Net sales	$80,927	$79,206	$85,536	$90,740	$336,409
Gross profit	41,222	41,046	42,139	43,705	168,112
Net Income	9,079	9,108	8,060	10,186	36,433
Diluted earnings per common share	$0.53	$0.53	$0.47	$0.61	$2.14

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2012, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2012, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2012, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders on December 11, 2012 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	524,351	(1)	$33.12	(2)	2,052,415
Equity compensation plans not approved by security holders	n/a		n/a		n/a

	524,351	(1)	$33.12	(2)	2,052,415

(1)

Includes 313,267 securities to be issued upon exercise of outstanding stock options, 169,904 securities to be issued pursuant to outstanding restricted stock units and 48,180 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the target number of PSU shares to be issued upon achievement of the applicable performance measures specified for such PSUs.

(2)

Weighted average exercise price only applies to stock options outstanding of 313,267, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Director Independence”, “Audit Committee” and “Related Party Transactions Review and Oversight.”

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(b) thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(n) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2007 Stock Incentive Plan.

10(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(a) thereto.

10(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 9, 2012.

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 25, 2007, Exhibit 10(d) thereto.

10(e)	Form of Performance Share Unit Award Agreement for 2011 awards to executive officers under the WD-40 Company 2007 Stock Incentive Plan.

10(f)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 18, 2010, Exhibit 10(f) thereto.

10(g)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(h)	Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(i) thereto.

Exhibit No.	Description

10(i)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(j) thereto.

10(j)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(k)	Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(l) thereto.

10(l)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(m) thereto.

10(m)	Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(m) thereto.

10(n)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed June 17, 2011, Exhibit 10(a) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2012.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2012

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 22, 2012

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 22, 2012

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 22, 2012

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 22, 2012

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 22, 2012

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2012

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 22, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2012 and August 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA

October 22, 2012

WD-40 COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	August 31, 2012	August 31, 2011
Assets
Current assets:
Cash and cash equivalents	$69,719	$56,393
Short-term investments	1,033	533
Trade accounts receivable, less allowance for doubtful accounts of $391 and $412 at August 31, 2012 and 2011, respectively	55,491	58,324
Inventories	29,797	17,604
Current deferred tax assets, net	5,551	4,849
Assets held for sale	0	879
Other current assets	4,526	4,574

Total current assets	166,117	143,156

Property and equipment, net	9,063	8,482
Goodwill	95,318	95,452
Other intangible assets, net	27,685	29,933
Other assets	2,687	2,754

Total assets	$300,870	$279,777

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,242	$19,373
Accrued liabilities	16,492	15,258
Current portion of long-term debt and short-term borrowings	45,000	10,715
Accrued payroll and related expenses	5,904	7,471
Income taxes payable	807	1,413

Total current liabilities	89,445	54,230

Long-term deferred tax liabilities, net	24,007	21,813
Deferred and other long-term liabilities	1,956	2,508

Total liabilities	115,408	78,551

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,208,845 and 18,948,868 shares issued at August 31, 2012 and 2011, respectively; and 15,697,534 and 16,367,913 shares outstanding at August 31, 2012 and 2011, respectively	19	19
Additional paid-in capital	126,210	117,022
Retained earnings	193,265	176,008
Accumulated other comprehensive loss	(2,727)	(358)
Common stock held in treasury, at cost — 3,511,311 and 2,580,955 shares at August 31, 2012 and 2011, respectively	(131,305)	(91,465)

Total shareholders’ equity	185,462	201,226

Total liabilities and shareholders’ equity	$300,870	$279,777

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2012	2011	2010
Net sales	$342,784	$336,409	$321,516
Cost of products sold	174,302	168,297	156,210

Gross profit	168,482	168,112	165,306

Operating expenses:
Selling, general and administrative	88,918	87,311	87,323
Advertising and sales promotion	25,702	25,132	22,061
Amortization of definite-lived intangible assets	2,133	1,537	724

Total operating expenses	116,753	113,980	110,108

Income from operations	51,729	54,132	55,198

Other income (expense):
Interest income	261	228	174
Interest expense	(729)	(1,076)	(1,726)
Other (expense) income, net	(348)	247	(89)

Income before income taxes	50,913	53,531	53,557
Provision for income taxes	15,428	17,098	17,462

Net income	$35,485	$36,433	$36,095

Earnings per common share:
Basic	$2.22	$2.16	$2.17

Diluted	$2.20	$2.14	$2.15

Shares used in per share calculations:
Basic	15,914	16,803	16,606

Diluted	16,046	16,982	16,725

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at August 31, 2009	18,093,879	$18	$86,729	$138,367	$(2,101)	1,563,498	$(50,066)	$172,947
Issuance of common stock upon settlements of stock-based equity awards	157,263		3,261					3,261
Stock-based compensation			2,864					2,864
Tax benefits from settlements of stock-based equity awards, net of impact of post-vesting expirations of stock options			247					247
Cash dividends ($1.00 per share)				(16,657)				(16,657)
Foreign currency translation adjustment, net of tax provision of $37					(2,233)			(2,233)	$(2,233)
Net income				36,095				36,095	36,095

Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524	$33,862

Issuance of common stock upon settlements of stock-based equity awards	697,726	1	19,523					19,524
Stock-based compensation			3,033					3,033
Tax benefits from settlements of stock-based equity awards			1,365					1,365
Cash dividends ($1.08 per share)				(18,230)				(18,230)
Acquisition of treasury stock						1,017,457	(41,399)	(41,399)
Foreign currency translation adjustment, net of tax provision of $71					3,976			3,976	$3,976
Net income				36,433				36,433	36,433

Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226	$40,409

Issuance of common stock upon settlements of stock-based equity awards	259,977		5,710					5,710
Stock-based compensation			2,769					2,769
Tax benefits from settlements of stock-based equity awards			709					709
Cash dividends ($1.14 per share)				(18,228)				(18,228)
Acquisition of treasury stock						930,356	(39,840)	(39,840)
Foreign currency translation adjustment, net of tax benefit of $14					(2,369)			(2,369)	$(2,369)
Net income				35,485				35,485	35,485

Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462	$33,116

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended August 31,
	2012	2011	2010
Operating activities:
Net income	$35,485	$36,433	$36,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,869	4,386	4,248
Net losses (gains) on sales and disposals of property and equipment	67	154	(43)
Deferred income taxes	367	2,831	(152)
Excess tax benefits from settlements of stock-based equity awards	(671)	(1,195)	(224)
Stock-based compensation	2,769	3,033	2,864
Unrealized foreign currency exchange losses, net	2,112	469	931
Provision for bad debts	157	162	103
Changes in assets and liabilities:
Trade accounts receivable	226	(9,776)	(1,723)
Inventories	(12,347)	(2,654)	2,967
Other assets	(64)	2,795	(2,738)
Accounts payable and accrued liabilities	3,206	657	6,092
Accrued payroll and related expenses	(2,794)	(7,802)	6,875
Income taxes payable	1,412	2,661	(346)
Deferred and other long-term liabilities	(545)	(2,145)	1,475

Net cash provided by operating activities	34,249	30,009	56,424

Investing activities:
Purchases of property and equipment	(3,765)	(2,875)	(1,769)
Proceeds from sales of property and equipment	1,167	170	216
Purchases of short-term investments	(1,029)	(515)	0
Maturities of short-term investments	514	0	0

Net cash used in investing activities	(3,113)	(3,220)	(1,553)

Financing activities:
Repayments of long-term debt	(10,715)	(10,714)	(10,714)
Proceeds from revolving credit facility	114,550	5,000	0
Repayments of revolving credit facility	(69,550)	(5,000)	0
Dividends paid	(18,228)	(18,230)	(16,657)
Proceeds from issuance of common stock	7,030	20,215	3,572
Treasury stock purchases	(39,840)	(41,399)	0
Excess tax benefits from settlements of stock-based equity awards	671	1,195	224

Net cash used in financing activities	(16,082)	(48,933)	(23,575)

Effect of exchange rate changes on cash and cash equivalents	(1,728)	2,609	(1,324)

Net increase (decrease) in cash and cash equivalents	13,326	(19,535)	29,972
Cash and cash equivalents at beginning of period	56,393	75,928	45,956

Cash and cash equivalents at end of period	$69,719	$56,393	$75,928

Supplemental cash flow information:
Cash paid for:
Interest	$642	$986	$1,767

Income taxes, net of tax refunds received	$13,240	$11,424	$18,948

See accompanying notes to consolidated financial statements.

WD-40 COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products, WD-40® multi-use product and, 3-IN-ONE®, BLUE WORKS® and WD-40 Specialist® product lines. In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike® product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company will start to launch certain products in this line in the United States (“U.S.”) during the first quarter of fiscal year 2013. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Basis of Consolidation

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

Supplier Risk

The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources. To date, the Company has been able to obtain adequate supplies of these materials which are used in the production of its multipurpose maintenance products and homecare and cleaning products in a timely manner from existing sources.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Short-term Investments

Short-term investments include securities with stated or callable maturities of three to no more than twelve months. The Company’s short-term investments consisted of term deposits with a fair value of $1.0 million and $0.5 million at August 31, 2012 and 2011, respectively. These term deposits were subject to penalty for early redemption before their maturity.

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

Changes in the allowance for doubtful accounts are summarized below (in thousands):

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions*	Balance at End of Year
Fiscal year ended August 31, 2010	$694	$103	$498	$299

Fiscal year ended August 31, 2011	$299	$162	$49	$412

Fiscal year ended August 31, 2012	$412	$157	$178	$391

*	Represents the net amount of write-offs against the allowance and recoveries of doubtful accounts.

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

Included in inventories are amounts for certain raw materials and components that the Company has provided to its third-party contract manufacturers but that remain unpaid to the Company as of the balance sheet date. The Company’s contract manufacturers package products to the Company’s specifications and, upon order from the Company, ship ready-to-sell inventory to either the Company’s third-party distribution centers or directly to its customers. The Company transfers certain raw materials and components to these contract manufacturers for use in the manufacturing process. Contract manufacturers are obligated to pay the Company for these raw materials and components upon receipt. Amounts receivable from the contract manufacturers as of the balance sheet date related to transfers of these raw materials and components by the Company to its contract manufacturers are considered product held at contract manufacturers and are included in inventories in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $2.7 million for each of fiscal years 2012 and 2011 and $3.1 million for fiscal year 2010. These amounts include factory depreciation expense recognized as cost of products sold totaling $1.1 million for each of fiscal years 2012 and 2011 and $1.5 million for fiscal year 2010.

Software

The Company capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company assesses possible impairments to goodwill at least annually during its second fiscal quarter and otherwise when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. In performing the annual impairment test of its goodwill, the Company considers the fair value concepts of a market participant and the highest and best use for its intangible assets.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step involves comparing the Company’s net assets to the fair value of the net assets of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value.

Intangible assets that are determined to have definite lives are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets have been identified by the Company during fiscal years 2012, 2011 or 2010.

On November 4, 2011, the Company completed the sale of its warehouse facility located in Memphis, Tennessee to a third party for a sales price of approximately $0.8 million, net of commissions. The sale resulted in a pre-tax loss of approximately $0.1 million which is included as other expense in the Company’s consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, short-term borrowings, foreign currency exchange contracts and debt. The carrying amounts of these financial instruments, with the exception of debt, approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include demand deposits, money market accounts, term deposits and time deposits. The Company’s trade accounts receivable are derived from customers located in North America, South America, Asia-Pacific and Europe. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2012 and 2011.

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

Cost of Products Sold

Cost of products sold primarily includes the cost of products manufactured on the Company’s behalf by its third-party contract manufacturers, net of volume and other rebates. Cost of products sold also includes the costs to manufacture WD-40 concentrate, which is done at the Company’s own facilities or at third-party contract manufacturers. When the concentrate is manufactured by the Company, cost of products sold includes direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials; and depreciation of machinery and equipment used in the manufacturing process.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to selling the Company’s products, such as the cost of the sales force and related sales and broker commissions; shipping and handling costs paid to third-party companies to distribute finished goods from the Company’s third-party contract manufacturers and distribution centers to its customers; other general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and other employee-related costs to support marketing, human resources, finance, supply chain, information technology and research and development activities.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Shipping and handling costs were $15.4 million, $15.0 million and $13.6 million for fiscal years 2012, 2011 and 2010, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement or renovation of existing products. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $5.1 million, $5.5 million and $5.3 million in fiscal years 2012, 2011 and 2010, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during each reporting period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $0.3 million of net losses, $0.2 million of net gains and $0.1 million of net losses in foreign currency transactions during fiscal years 2012, 2011 and 2010, respectively.

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At August 31, 2012, the Company had a notional amount of $9.8 million of foreign currency forward contracts outstanding which mature from September 2012 through December 2012. Unrealized net gains related to foreign currency forward contracts were not material at August 31, 2012 and 2011.

Net realized gains or losses related to foreign currency forward contracts are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Realized gains (losses), net	$919	$(466)	$(300)

Earnings per Common Share

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that are required to be included in the computation of earnings per common share pursuant to the two-class method. Accordingly, the Company’s outstanding unvested, if any, and outstanding vested restricted stock units that provide such nonforfeitable rights to dividend equivalents are included as participating securities in the calculation of earnings per common share (“EPS”) pursuant to the two-class method.

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

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2012, the Company determined that it has a remaining pool of windfall tax benefits.

The Company classifies cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock-based equity awards, or excess tax benefits, as cash inflows from financing activities and cash outflows from operating activities.

Segment Information

The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker (“CODM”) organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical locations. In addition, the CODM assesses and measures on revenue based on product lines.

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

Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3: Unobservable inputs reflecting the Company’s own assumptions.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,025	$0	$4,025	$0
Term deposits	1,033	0	1,033	0

Total	$5,058	$0	$5,058	$0

	August 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$0	$0	$0	$0
Term deposits	533	0	533	0

Total	$533	$0	$533	$0

Money market funds are highly liquid investments classified as cash equivalents and term deposits are classified as short-term investments in the Company’s consolidated balance sheets at August 31, 2012 and 2011. These securities are valued based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended August 31, 2012 and 2011.

The carrying values of trade accounts receivable, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities. The estimated fair value of long-term debt, including current maturities, was $10.9 million at August 31, 2011 based on discounted future cash flows using current market interest rates. No such long-term debt was outstanding at August 31, 2012.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of August 31, 2012 and 2011.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Product held at contract manufacturers	$4,142	$1,727
Raw materials and components	4,093	2,174
Work-in-process	347	318
Finished goods	21,215	13,385

Total	$29,797	$17,604

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Machinery, equipment and vehicles	$12,517	$12,331
Buildings and improvements	3,574	3,559
Computer and office equipment	3,270	3,169
Software	5,530	4,245
Furniture and fixtures	1,229	1,154
Land	287	293

Subtotal	26,407	24,751
Less: accumulated depreciation and amortization	(17,344)	(16,269)

Total	$9,063	$8,482

Note 6. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$85,546	$8,479	$1,210	$95,235
Translation adjustments	32	184	1	217

Balance as of August 31, 2011	85,578	8,663	1,211	95,452
Translation adjustments	(20)	(114)	0	(134)

Balance as of August 31, 2012	$85,558	$8,549	$1,211	$95,318

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets subsequent to February 29, 2012. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31, 2012	August 31, 2011
Gross carrying amount	$34,689	$34,815
Accumulated amortization	(6,943)	(4,928)
Translation adjustments	(61)	46

Net carrying amount	$27,685	$29,933

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2010	$2,892	$731	$0	$3,623
Amortization expense	(1,062)	(475)	0	(1,537)
Translation adjustments	83	(9)	0	74
Trade names changed from indefinite-lived to definite-lived at February 28, 2011	24,500	3,273	0	27,773

Balance as of August 31, 2011	26,413	3,520	0	29,933
Amortization expense	(1,861)	(272)	0	(2,133)
Translation adjustments	162	(277)	0	(115)

Balance as of August 31, 2012	$24,714	$2,971	$0	$27,685

The estimated amortization expense for the Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, in future fiscal years is as follows (in thousands):

Trade Names
Fiscal year 2013	$1,860
Fiscal year 2014	1,860
Fiscal year 2015	1,860
Fiscal year 2016	1,860
Fiscal year 2017	1,860
Thereafter	18,385

Total	$27,685

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Accrued advertising and sales promotion expenses	$9,963	$9,396
Accrued professional services fees	1,006	1,005
Accrued sales taxes	839	1,189
Accrued other taxes	1,243	346
Other	3,441	3,322

Total	$16,492	$15,258

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Accrued bonuses	$1,034	$2,218
Accrued payroll	1,802	2,111
Accrued profit sharing	1,714	1,608
Accrued payroll taxes	892	1,066
Other	462	468

Total	$5,904	$7,471

Deferred and other long-term liabilities consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Supplemental employee retirement plan benefits liability	$598	$707
Other income taxes payable	1,297	1,735
Other	61	66

Total	$1,956	$2,508

Note 8. Debt

Debt consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Current portion of term loan	$0	$10,715
Revolving credit facility	45,000	0

Total current portion of long-term debt and short-term borrowings	$45,000	$10,715

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

The agreement includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. The agreement also requires the Company to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

During the fiscal year ended August 31, 2012, the Company borrowed $114.6 million U.S. dollars under the revolving credit facility and repaid $69.6 million along with the associated interest of $0.4 million with cash on hand. In addition, the Company has periodically extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of August 31, 2012, the Company had a $45.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plans

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

On December 13, 2011, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through August 31, 2012, the Company repurchased 462,901 shares at a total cost of $21.2 million.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net income	$35,485	$36,433	$36,095
Less: Net income allocated to participating securities	(152)	(130)	(120)

Net income available to common shareholders	$35,333	$36,303	$35,975

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Weighted-average common shares outstanding, basic	15,914	16,803	16,606
Weighted-average dilutive securities	132	179	119

Weighted-average common shares outstanding, diluted	16,046	16,982	16,725

For the fiscal years ended August 31, 2012 and 2011, there were no anti-dilutive stock options outstanding. For the fiscal year ended August 31, 2010, weighted-average stock options outstanding to purchase 600,814 shares of the Company’s common stock were excluded from the weighted-average number of common shares and potential common shares outstanding used in the calculation of diluted EPS as the effect of including them would be anti-dilutive because the stock options had an exercise price greater than or equal to the average market value of the Company’s common stock during that fiscal year.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Operating Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements included sales to Tractor Supply of $0.6 million for fiscal year 2012. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2012.

Note 12. Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2012 which provide for the following future fiscal year minimum payments (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Operating leases	$1,468	$802	$361	$198	$179	$125

Rent expense was $1.8 million, $1.6 million and $1.4 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms. Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two to five months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided. This obligation includes purchasing obsolete or slow-moving inventory from its contract manufacturers which the Company has done so in the past under these commitments, the amounts of which have been immaterial.

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is obligated to purchase $3.6 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2012.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2012, no such commitments were outstanding.

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

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company’s allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company’s estimate of possible loss relative to this matter is immaterial with respect to the Company’s consolidated financial statements.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2012.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2012.

Note 13. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
United States	$36,666	$37,309	$37,779
Foreign(1)	14,247	16,222	15,778

Income before income taxes	$50,913	$53,531	$53,557

(1)

Included in these amounts are income before income taxes for the Europe segment of $11.1 million, $14.5 million and $14.4 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Current:
Federal	$10,100	$9,321	$10,062
State	3	951	1,216
Foreign	3,820	4,627	4,524

Total current	13,923	14,899	15,802

Deferred:
United States	1,449	2,162	1,675
Foreign	56	37	(15)

Total deferred	1,505	2,199	1,660

Provision for income taxes	$15,428	$17,098	$17,462

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,
	2012	2011
Deferred tax assets:
Accrued payroll and related expenses	$886	$803
State income taxes paid	302	644
Accounts receivable	702	550
Reserves and accruals	2,676	2,508
Stock-based compensation expense	2,121	2,391
Net operating loss	214	159
Uniform capitalization	1,156	565
Other	1,167	1,401

Total gross deferred tax assets	9,224	9,021
Valuation allowance	(141)	(78)

Total deferred tax assets	9,083	8,943

Deferred tax liabilities:
Property and equipment, net	(1,163)	(1,005)
Amortization of tax goodwill and intangible assets	(24,708)	(23,169)
Investment in low income housing partnerships	(982)	(1,032)
Investment in VML partnership	(489)	(491)
Other	(197)	(210)

Total deferred tax liabilities	(27,539)	(25,907)

Net deferred tax liabilities	$(18,456)	$(16,964)

As of August 31, 2012, the Company had state net operating loss (“NOL”) carryforwards of approximately $4.8 million which begin to expire in fiscal year 2017. Utilization of the related deferred tax asset is dependent upon the generation of future taxable income in related jurisdictions. At this time, management has concluded that it is not “more likely than not” that this will occur for a portion of the state NOL, and accordingly, has recorded a valuation allowance against this deferred tax asset in the amount of $0.1 million.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Amount computed at U.S. statutory federal tax rate	$17,820	$18,736	$18,745
State income taxes, net of federal tax benefits	(16)	734	882
Effect of foreign operations	(1,377)	(1,377)	(1,230)
Benefit from qualified domestic production deduction	(951)	(798)	(633)
Research and experimentation credits	(22)	(117)	0
Other	(26)	(80)	(302)

Provision for income taxes	$15,428	$17,098	$17,462

As of August 31, 2012, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $72.2 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $5.5 million as of August 31, 2012. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate such foreign earnings in future periods, the Company would incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company’s intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund the U.S. operations. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2012	2011
Unrecognized tax benefits—beginning of fiscal year	$1,374	$3,600
Gross increases – tax positions in prior periods	7	90
Gross decreases – tax positions in prior periods	(67)	0
Gross increases – current period tax positions	422	202
Gross decreases – current period tax positions	0	(2,105)
Expirations of statute of limitations for assessment	(406)	(291)
Settlements	(307)	(122)

Unrecognized tax benefits—end of fiscal year	$1,023	$1,374

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $1.0 million as of August 31, 2012 and $1.4 million as of August 31, 2011, of which $0.8 million and $1.0 million, respectively, would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million and $0.4 million as of August 31, 2012 and 2011, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s consolidated balance sheets. There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2012 and 2011.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2009 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2008 are no longer subject to examination. The

Company is currently under audit in a state jurisdiction for fiscal years 2009 through 2011. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 14. Stock-based Compensation

In December 2007, the Company’s shareholders approved the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units (“PSUs”) and other stock-based awards to employees, directors and consultants. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2007 Plan is 2,957,830. As of August 31, 2012, 2,052,415 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. Awards under the 2007 Plan that expire or are cancelled, forfeited, settled in cash or otherwise settled without the delivery of shares return to the pool available for issuance pursuant to grants of awards under the 2007 Plan. Awards of stock options or stock appreciation rights are counted as one share, and awards of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards are counted as three shares, for purposes of computing the number of shares authorized and available for issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan.

The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. RSUs outstanding under the 2007 Plan were granted with immediate vesting and vesting over a period of three years. PSUs outstanding under the 2007 Plan were granted with vesting following a two-year performance measurement period.

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

Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.8 million, $3.0 million and $2.9 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.9 million, $1.0 million and $0.9 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively. As of August 31, 2012, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.8 million and $0.3 million for RSUs and PSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.6 years and 1.0 years for RSUs and PSUs, respectively.

Stock Options

No stock option awards were granted by the Company during the fiscal years ended August 31, 2012, 2011 and 2010. Fiscal year 2008 was the latest fiscal period in which the Company granted any stock options. The estimated fair value of each of the Company’s stock option awards granted in fiscal year 2008 and prior was determined on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

Stock Options	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term per Share (in years)	Aggregate Intrinsic Value
Outstanding at August 31, 2011	520,730	$33.43
Granted	0	$0
Exercised	(207,463)	$33.89
Forfeited or expired	0	$0

Outstanding at August 31, 2012	313,267	$33.12	3.9	$4,914

Exercisable at August 31, 2012	313,267	$33.12	3.9	$4,914

The total intrinsic value of stock options exercised was $2.8 million, $7.2 million and $1.3 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

The income tax benefits from stock options exercised totaled $0.7 million, $2.2 million and $0.3 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding at August 31, 2011	191,757	$34.10
Granted	47,191	$39.71
Converted to common shares	(69,044)	$33.16
Forfeited	0	$0

Outstanding at August 31, 2012	169,904	$36.03	$8,293

Vested at August 31, 2012	75,430	$34.97	$3,682

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2012, 2011 and 2010 was $39.71, $37.35 and $32.14, respectively. The total intrinsic value of all RSUs converted to common shares was $3.1 million, $1.9 million and $0.9 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

The income tax benefits from RSUs converted to common shares totaled $0.9 million, $0.5 million and $0.3 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Performance Share Units

The estimated fair value of each of the Company’s PSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which are not entitled to receive dividend equivalents with respect to the PSUs. The PSUs shall vest with respect to the applicable percentage of the target number of PSU shares based on relative achievement of the applicable performance measures specified for such PSUs. The ultimate number of PSUs that vest may range from 0% to 150% of the original target number of shares depending on the relative achievement of performance measures at the end of the measurement period.

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

Performance Share Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding at August 31, 2011	48,000	$34.48
Granted	17,180	$39.61
Converted to common shares	(12,840)	$32.08
Forfeited	(11,160)	$32.08

Outstanding at August 31, 2012	41,180	$38.02	$2,010

Expected to vest at August 31, 2012	28,700	$38.51	$1,401

The weighted-average fair value of all PSUs granted during the fiscal years ended August 31, 2012, 2011 and 2010 was $39.61, $36.88 and $32.08, respectively. The total intrinsic value of all PSUs converted to common shares was $0.6 million for the fiscal year ended August 31, 2012. No PSUs were converted to common shares during the fiscal years ended August 31, 2011 and 2010.

The income tax benefits from PSUs converted to common shares totaled $0.2 million for the fiscal year ended August 31, 2012.

Restricted Stock Awards

Pursuant to the director stock plan and the director compensation policy in effect prior to fiscal year 2008, restricted shares were issued to non-employee directors of the Company in lieu of cash compensation according to elections made by each director prior to his or her re-election at the following annual meeting of stockholders. Restricted shares issued to a director did not become vested for resale for a period of five years from the date of issuance or until the director’s retirement from the Board following the director’s 65th birthday. Unless a director had reached age 65, the shares were subject to forfeiture if, during the five-year vesting period, the director resigned from service as a director.

The fair value of restricted stock awards was estimated based on the closing market price of the Company’s common stock on the date of issuance. As of August 31, 2011, the unamortized compensation cost related to the remaining non-vested restricted stock awards was not material and such unamortized compensation cost was included as a component of additional paid-in capital in the Company’s consolidated financial statements. As of August 31, 2012, no non-vested restricted stock awards or related unamortized compensation cost remained outstanding, as the vesting period for all restricted stock awards previously issued to non-employee directors had passed.

Note 15. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $2.6 million for the fiscal year ended August 31, 2012 and $2.3 million for each of the fiscal years ended August 31, 2011 and 2010.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2012, 2011 and 2010 was $1.1 million, $1.0 million and $0.9 million, respectively.

Note 16. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized based on geographic location. Segment data does not include inter-segment revenues and incorporates corporate expenses into the Americas segment. All such corporate expenses are not allocated to other segments because the Company’s segments are run independently. As a result, there are few costs that could be considered only corporate expenses that would qualify for allocation to other segments. The most significant portion of corporate expenses relates to the Americas segment both as a percentage of time and sales. Therefore, any allocation to other segments would be arbitrary.

Summary information about reportable segments is as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Fiscal Year Ended August 31, 2012
Net sales	$177,394	$116,936	$48,454	$342,784
Income from operations(1)	$19,747	$23,524	$8,458	$51,729
Depreciation and amortization expense	$3,468	$1,224	$177	$4,869
Interest income	$1	$122	$138	$261
Interest expense	$721	$0	$8	$729
Total assets	$188,194	$99,091	$13,585	$300,870

Fiscal Year Ended August 31, 2011
Net sales	$169,881	$125,400	$41,128	$336,409
Income from operations(1)	$19,777	$27,846	$6,509	$54,132
Depreciation and amortization expense	$2,822	$1,377	$187	$4,386
Interest income	$8	$108	$112	$228
Interest expense	$1,066	$0	$10	$1,076
Total assets	$171,813	$96,332	$11,632	$279,777

Fiscal Year Ended August 31, 2010
Net sales	$179,867	$110,367	$31,282	$321,516
Income from operations(1)	$25,095	$25,075	$5,028	$55,198
Depreciation and amortization expense	$2,856	$1,236	$156	$4,248
Interest income	$0	$108	$66	$174
Interest expense	$1,717	$0	$9	$1,726
Total assets	$195,991	$83,683	$9,434	$289,108

(1)	For the fiscal years ended August 31, 2012, 2011 and 2010, income from operations for the Americas segment included corporate expenses of $19.7 million, $19.3 million and $17.5 million, respectively.

Net sales by product line are as follows (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net Sales by Product Line:
Multi-purpose maintenance products	$286,480	$278,763	$258,095
Homecare and cleaning products	56,304	57,646	63,421

Total	$342,784	$336,409	$321,516

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net Sales by Geography:
United States	$144,052	$135,025	$149,127
United Kingdom	23,402	26,188	22,367
Germany(2)	21,092	26,865	23,464
Latin America	17,689	18,720	16,609
Other international	136,549	129,611	109,949

Total	$342,784	$336,409	$321,516

Long-lived Assets by Geography(3):
United States	$5,297	$5,232	$6,379
International	3,766	3,250	2,943

Total	$9,063	$8,482	$9,322

(2)	Represents net sales from the Germanics sales region which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands.
(3)	Includes tangible assets or property and equipment, net, attributed to the geographic location in which such assets are located.

Note 17. Subsequent Events

On October 5, 2012, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on October 31, 2012 to shareholders of record on October 18, 2012.