Form 10-K/A
period 2012-08-31
WD 40 CO
filed 2012-10-29
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

WD-40 Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was originally filed with the Securities and Exchange Commission on October 22, 2012 (the “Original Filing”), to amend Item 15, Exhibits and Financial Statement Schedules, in order to correct a date reference included in Exhibit 23, Consent of Independent Registered Public Accounting Firm. Exhibit 23, attached to the Original Filing, contained a mistaken date reference of October 20, 2011 to the report of PricewaterhouseCoopers LLP. The correct report date included in PricewaterhouseCoopers LLP’s consent is October 22, 2012. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the list of exhibits filed with this Amendment No. 1, and the signature page. Other than as noted herein, this Amendment No. 1 does not modify or update any disclosures made in the Original Filing or reflect events that may have occurred subsequent to the filing date of the Original Filing.

Exhibits Filed with this Amendment No. 1

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2012.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 29, 2012