Form 10-Q
period 2012-11-30
WD 40 CO
filed 2013-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 2, 2013 was 15,598,724.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	November 30, 2012	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$52,435	$69,719
Short-term investments	21,883	1,033
Trade accounts receivable, less allowance for doubtful accounts of $584 and $391 at November 30, 2012 and August 31, 2012, respectively	57,117	55,491
Inventories	30,767	29,797
Current deferred tax assets, net	5,556	5,551
Other current assets	5,096	4,526

Total current assets	172,854	166,117
Property and equipment, net	8,846	9,063
Goodwill	95,368	95,318
Other intangible assets, net	27,257	27,685
Other assets	2,780	2,687

Total assets	$307,105	$300,870

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,315	$21,242
Accrued liabilities	15,297	16,492
Revolving credit facility	45,000	45,000
Accrued payroll and related expenses	8,012	5,904
Income taxes payable	2,886	807

Total current liabilities	94,510	89,445
Long-term deferred tax liabilities, net	24,963	24,007
Deferred and other long-term liabilities	2,016	1,956

Total liabilities	121,489	115,408

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,278,504 and 19,208,845 shares issued at November 30, 2012 and August 31, 2012, respectively; and 15,595,924 and 15,697,534 shares outstanding at November 30, 2012 and August 31, 2012, respectively	19	19
Additional paid-in capital	127,055	126,210
Retained earnings	199,630	193,265
Accumulated other comprehensive loss	(1,692)	(2,727)
Common stock held in treasury, at cost — 3,682,580 and 3,511,311 shares at November 30, 2012 and August 31, 2012, respectively	(139,396)	(131,305)

Total shareholders’ equity	185,616	185,462

Total liabilities and shareholders’ equity	$307,105	$300,870

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2012	2011
Net sales	$95,264	$84,945
Cost of products sold	47,537	43,607

Gross profit	47,727	41,338

Operating expenses:
Selling, general and administrative	25,329	22,637
Advertising and sales promotion	6,067	7,816
Amortization of definite-lived intangible assets	466	585

Total operating expenses	31,862	31,038

Income from operations	15,865	10,300
Other income (expense):
Interest income	62	52
Interest expense	(125)	(242)
Other income (expense), net	52	(180)

Income before income taxes	15,854	9,930
Provision for income taxes	4,910	3,138

Net income	$10,944	$6,792

Earnings per common share:
Basic	$0.69	$0.42

Diluted	$0.69	$0.42

Shares used in per share calculations:
Basic	15,693	16,074

Diluted	15,807	16,205

Dividends declared per common share	$0.29	$0.27

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended November 30,
	2012	2011
Net income	$10,944	$6,792
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,035	(3,730)

Total comprehensive income	$11,979	$3,062

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital					Total Shareholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock upon settlements of stock-based equity awards	69,659		(162)					(162)
Stock-based compensation			619					619
Tax benefits from settlements of stock-based equity awards			388					388
Cash dividends ($0.29 per share)				(4,579)				(4,579)
Acquisition of treasury stock						171,269	(8,091)	(8,091)
Foreign currency translation adjustment, net of tax benefit of $1					1,035			1,035
Net income				10,944				10,944

Balance at November 30, 2012	19,278,504	$19	$127,055	$199,630	$(1,692)	3,682,580	$(139,396)	$185,616

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended November 30,
	2012	2011
Operating activities:
Net income	$10,944	$6,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,218
Net (gains) losses on sales and disposals of property and equipment	(9)	58
Deferred income taxes	183	261
Excess tax benefits from settlements of stock-based equity awards	375	(298)
Stock-based compensation	619	745
Unrealized foreign currency exchange (gains) losses, net	(210)	336
Provision for bad debts	221	38
Changes in assets and liabilities:
Trade accounts receivable	(1,111)	6,985
Inventories	(890)	(5,698)
Other assets	(613)	(940)
Accounts payable and accrued liabilities	646	3,316
Accrued payroll and related expenses	981	(2,103)
Income taxes payable	3,199	2,075
Deferred and other long-term liabilities	57	0

Net cash provided by operating activities	15,595	12,785

Investing activities:
Purchases of property and equipment	(527)	(777)
Proceeds from sales of property and equipment	64	920
Purchases of short-term investments	(20,928)	0

Net cash (used in) provided by investing activities	(21,391)	143

Financing activities:
Repayments of long-term debt	0	(10,715)
Proceeds from revolving credit facility	0	69,550
Repayments of revolving credit facility	0	(37,550)
Dividends paid	(4,579)	(4,330)
Proceeds from issuance of common stock	944	901
Treasury stock purchases	(8,091)	(18,601)
Excess tax benefits from settlements of stock-based equity awards	(375)	298

Net cash used in financing activities	(12,101)	(447)

Effect of exchange rate changes on cash and cash equivalents	613	(2,230)

Net (decrease) increase in cash and cash equivalents	(17,284)	10,251
Cash and cash equivalents at beginning of period	69,719	56,393

Cash and cash equivalents at end of period	$52,435	$66,644

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product, the WD-40 Specialist® and WD-40 BikeTM product lines. The Company launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products in its initial year of launch. In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales is to smaller independent bike dealers rather than larger retailers. As a result of this, initial sales were immaterial and sales are expected to remain immaterial in its initial year of launch. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”), Australia and the Pacific Rim. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers and industrial distributors and suppliers.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2012 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair presentation thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

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

The Company continually monitors its positions with, and the credit quality of, the financial institution that is counterparty to its foreign currency forward contracts, and has not experienced nonperformance by this counterparty. As a matter of policy, the Company does not purchase foreign currency forward contracts that exceed the amount of its cash and intercompany accounts receivable balances denominated in non-functional currencies. At November 30, 2012, the Company had a notional amount of $7.9 million outstanding in foreign currency forward contracts, which mature from December 2012 through March 2013. Unrealized net gains and losses related to foreign currency forward contracts were not material at November 30, 2012 and August 31, 2012.

Net realized gains related to foreign currency forward contracts are summarized below (in thousands):

	Three Months Ended November 30,
	2012	2011
Realized gains, net	$63	$221

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

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options, restricted stock units, performance share units and market share units granted under the Company’s prior stock option plan and current equity incentive plan.

Recently Adopted Accounting Standards

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the consolidated financial statements, but this portion of the guidance was indefinitely deferred in accordance with the Accounting Standards Update No. 2011-12 which was issued by the FASB in December 2011. In September 2012, the Company adopted this updated authoritative guidance and elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Other than a change in presentation, the adoption of this new authoritative guidance did not have an impact on the Company’s consolidated financial statements.

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

The Company’s financial assets recorded at fair value are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	November 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,917	$0	$1,917	$0
Term deposits	1,045	0	1,045	0
Callable time deposits	20,838	0	20,838	0

Total	$23,800	$0	$23,800	$0

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,025	$0	$4,025	$0
Term deposits	1,033	0	1,033	0

Total	$5,058	$0	$5,058	$0

Money market funds are highly liquid investments classified as cash equivalents and term deposits and callable time deposits are classified as short-term investments in the Company’s condensed consolidated balance sheets at November 30, 2012 and August 31, 2012.

The carrying values of term deposits and callable time deposits approximate fair value, which is based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

The carrying values of trade accounts receivable, accounts payable and the revolving line of credit approximate their fair values due to their short-term maturities.

There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended November 30, 2012 and 2011.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of November 30, 2012 and August 31, 2012.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Product held at third-party contract manufacturers	$3,688	$4,142
Raw materials and components	4,978	4,093
Work-in-process	360	347
Finished goods	21,741	21,215

Total	$30,767	$29,797

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Machinery, equipment and vehicles	$12,562	$12,517
Buildings and improvements	3,597	3,574
Computer and office equipment	3,400	3,270
Software	5,665	5,530
Furniture and fixtures	1,215	1,229
Land	289	287

Subtotal	26,728	26,407
Less: accumulated depreciation and amortization	(17,882)	(17,344)

Total	$8,846	$9,063

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$85,558	$8,549	$1,211	$95,318
Translation adjustments	7	43	0	50

Balance as of November 30, 2012	$85,565	$8,592	$1,211	$95,368

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill or definite-lived intangible assets subsequent to February 29, 2012, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30, 2012	August 31, 2012
Gross carrying amount	$34,736	$34,689
Accumulated amortization	(7,459)	(6,943)
Translation adjustments	(20)	(61)

Net carrying amount	$27,257	$27,685

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2012 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$24,714	$2,971	$0	$27,685
Amortization expense	(425)	(41)	0	(466)
Translation adjustments	0	38	0	38

Balance as of November 30, 2012	$24,289	$2,968	$0	$27,257

The estimated amortization expense for the Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, in future fiscal years is as follows (in thousands):

Trade Names
Remainder of fiscal year 2013	$1,396
Fiscal year 2014	1,862
Fiscal year 2015	1,862
Fiscal year 2016	1,862
Fiscal year 2017	1,862
Thereafter	18,413

Total	$27,257

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Accrued advertising and sales promotion expenses	$9,969	$9,963
Accrued professional services fees	867	1,006
Accrued sales taxes	752	839
Accrued other taxes	973	1,243
Other	2,736	3,441

Total	$15,297	$16,492

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Accrued bonuses	$1,841	$1,034
Accrued payroll	2,406	1,802
Accrued profit sharing	2,287	1,714
Accrued payroll taxes	1,022	892
Other	456	462

Total	$8,012	$5,904

Deferred and other long-term liabilities consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Supplemental employee retirement plan benefits liability	$570	$598
Other income taxes payable	1,299	1,297
Other	147	61

Total	$2,016	$1,956

Note 8. Debt

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

During the three months ended November 30, 2012, the Company made no additional borrowings against or repayments on the revolving credit facility. The Company has periodically extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of November 30, 2012, the Company had a $45.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to its existing unsecured credit agreement with Bank of America. See Note 15 – Subsequent Events to the Company’s condensed consolidated financial statements for further details on this Amendment.

Note 9. Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through November 30, 2012, the Company repurchased 634,170 shares at a total cost of $29.3 million.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2012	2011
Net income	$10,944	$6,792
Less: Net income allocated to participating securities	(47)	(27)

Net income available to common shareholders	$10,897	$6,765

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2012	2011
Weighted-average common shares outstanding, basic	15,693	16,074
Weighted-average dilutive securities	114	131

Weighted-average common shares outstanding, diluted	15,807	16,205

There were no anti-dilutive stock options outstanding for the three months ended November 30, 2012 and 2011.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Operating Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.1 million for the three months ended November 30, 2012 and 2011, respectively. Accounts receivable from Tractor Supply were $0.1 million as of November 30, 2012.

Note 12. Commitments and Contingencies

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is obligated to purchase $3.6 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2012.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2012, no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation ("IQPC"), or an affiliate or a predecessor of IQPC, has provided contract manufacturing services to the Company for many years. The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company's estimate of possible loss relative to this matter is immaterial with respect to the Company's consolidated financial statements.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2012.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2012.

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

The provision for income taxes was 31.0% and 31.6% of income before income taxes for the three months ended November 30, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the increasing proportion of the Company’s foreign earnings, primarily those in the United Kingdom, which are taxed at lower rates.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $1.0 million as of November 30, 2012, of which $0.8 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million as of November 30, 2012 and August 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three months ended November 30, 2012 and 2011.

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

Summary information about reportable segments is as follows (in thousands):

As of and for the Three Months Ended November 30:	Americas	Europe	Asia-Pacific	Total
2012
Net sales	$45,355	$35,225	$14,684	$95,264
Income from operations (1)	$4,571	$8,451	$2,843	$15,865
Depreciation and amortization expense	$920	$240	$43	$1,203
Interest income	$1	$36	$25	$62
Interest expense	$123	$0	$2	$125
Total assets	$184,483	$104,861	$17,761	$307,105

2011
Net sales	$40,628	$30,126	$14,191	$84,945
Income from operations (1)	$2,413	$4,809	$3,078	$10,300
Depreciation and amortization expense	$822	$356	$40	$1,218
Interest income	$0	$29	$23	$52
Interest expense	$240	$0	$2	$242
Total assets	$179,537	$91,831	$13,853	$285,221

(1)	Income from operations for the Americas segment included corporate expenses of $4.9 million and $4.6 million for the three months ended November 30, 2012 and 2011, respectively.

Net sales by product line are as follows (in thousands):

Net Sales by Product Line:	Three Months Ended November 30,
	2012	2011
Multi-purpose maintenance products	$81,746	$70,811
Homecare and cleaning products	13,518	14,134

Total	$95,264	$84,945

Note 15. Subsequent Events

On December 11, 2012, the Company’s Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.29 per share to $0.31 per share. The dividend is payable on January 31, 2013 to shareholders of record on January 7, 2013.

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to its existing unsecured credit agreement (the “Agreement”) with Bank of America, N.A. (“Bank of America”) referred to in Note 8 – Debt to the Company’s condensed consolidated financial statements. The Amendment extends the maturity date of the revolving credit facility for five years and increases the revolving commitment to an amount not to exceed $125.0 million. The new maturity date for the revolving credit facility per the Amendment is January 7, 2018. In addition, per the terms of the Amendment, the LIBOR margin will decrease to 0.85 percent, the letter of credit fee will decrease to 0.85 percent per annum and the commitment fee will decrease to an annual rate of 0.12 percent. As a result of the increase in the revolving commitment amount, the Company will incur commitment fees applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $62.5 million. All other material terms included in the Agreement remain unchanged within the Amendment. The proceeds of the credit facility, as amended, will be used for the Company’s stock repurchases and general working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2012.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. We market multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product, the WD-40 Specialist® and WD-40 BikeTM product lines. We launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued

to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products in its initial year of launch. In the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. We started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales is to smaller independent bike dealers rather than larger retailers. As a result of this, initial sales were immaterial and sales are expected to remain immaterial in its initial year of launch. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Our brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2012:

•

Consolidated net sales increased $10.3 million, or 12%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

†	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE and BLUE WORKS brands, were $81.8 million, up 15% from the same period last fiscal year.

†	Homecare and cleaning products sales, which include all other brands, were $13.5 million, down 4% from the same period last fiscal year.

•

Americas segment sales were $45.4 million, up 12% compared to the same period last fiscal year. Europe segment sales were $35.2 million, up 17% compared to the same period last fiscal year. Asia-Pacific segment sales were $14.7 million, up 3% compared to the same period last fiscal year.

•

Consolidated net income increased $4.1 million, or 61%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

•	Gross profit as a percentage of net sales increased to 50.1% for the three months ended November 30, 2012 compared to 48.7% for the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the three months ended November 30, 2012 were $0.69 versus $0.42 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The Company launched the WD-40 Specialist product line in the U.S. during the first quarter of fiscal year 2012 and continued to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products in its initial year of launch and has provided the Company with incremental sales.

•

Share repurchases continue to be successfully executed under the current $50.0 million share buy-back plan, which was approved by the Company’s Board of Directors in December 2011. To date, the Company has repurchased 634,170 shares at an average price of $46.23 per share for a total cost of $29.3 million under this plan.

•

The project which we started in early fiscal year 2012 to redesign our supply chain architecture in North America has continued to progress well. Once fully integrated in late fiscal year 2013, we expect this redesign to result in overall cost savings within our supply chain network, improved service to our customers and an increase in our inventory over historical levels. During the transition phases of this project, we have incurred and may continue to incur additional costs and our inventory levels may fluctuate from period to period.

Our core strategic initiatives and the areas where we will continue to focus our time, talent and resources for the remainder of fiscal year 2013 and in future periods include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) becoming the global leader in the Company’s product categories within our prioritized platforms; (iii) developing strategic business relationships; (iv) pursuing global innovation efforts; and (v) attracting, developing and retaining people.

Results of Operations

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$81,746	$70,811	$10,935	15%
Homecare and cleaning products	13,518	14,134	(616)	(4)%

Total net sales	95,264	84,945	10,319	12%
Cost of products sold	47,537	43,607	3,930	9%

Gross profit	47,727	41,338	6,389	15%
Operating expenses	31,862	31,038	824	3%

Income from operations	$15,865	$10,300	$5,565	54%

Net income	$10,944	$6,792	$4,152	61%

Earnings per common share – diluted	$0.69	$0.42	$0.27	64%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas	$45,355	$40,628	$4,727	12%
Europe	35,225	30,126	5,099	17%
Asia-Pacific	14,684	14,191	493	3%

Total	$95,264	$84,945	$10,319	12%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$35,671	$29,851	$5,820	19%
Homecare and cleaning products	9,684	10,777	(1,093)	(10)%

Total	$45,355	$40,628	$4,727	12%

% of consolidated net sales	48%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $45.4 million, up $4.7 million, or 12%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $5.8 million, or 19%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 25% and 8%, respectively, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher level of promotional activities for the WD-40 multi-use products that were conducted with certain of our key customers during the first quarter of fiscal year 2013 as compared to the first quarter of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Argentina, Brazil and Columbia. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment was also due to new distribution in the U.S. for the WD-40 Specialist product line as compared to the same period of the prior fiscal year. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $1.1 million, or 10%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Although we continue our efforts to stabilize and maintain the sales levels of our homecare and cleaning products, sales of these products continue to be negatively impacted by competition, category declines, lost distribution, reduced product offerings and the volatility of orders from and promotional programs with certain customers, particularly those in the warehouse club and mass retail channels. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 12% from period to period. This sales decrease was driven primarily by lower sales of Carpet Fresh and Spot Shot products, which were down 29% and 13%, respectively, in the U.S. for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, primarily due to lost distribution, decreased promotional programs and category declines, particularly within the warehouse club channel.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended November 30, 2012 compared to distribution for the three months ended November 30, 2011, when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$33,193	$28,411	$4,782	17%
Homecare and cleaning products	2,032	1,715	317	19%

Total	$35,225	$30,126	$5,099	17%

% of consolidated net sales	37%	35%

Sales in the Europe segment increased to $35.2 million, up $5.1 million, or 17%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets increased $3.8 million, or 22%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe segment for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: the U.K., 56%; France, 18%; the Germanics sales region, 12% and Italy, 7%. The increased sales in these regions were slightly offset by the sales decrease of 9% in Iberia from period to period.

The sales increase in the direct markets was primarily due to a higher level of replenishment orders from our customers in the first quarter of 2013 as compared to the corresponding period of the prior fiscal year. Although sales in the direct markets increased period over period, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period and which remain uncertain as we enter our fiscal year 2013. Sales from direct markets accounted for 60% of the Europe segment’s sales for the three months ended November 30, 2012 compared to 57% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $1.3 million, or 10%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products and initial sales of the WD-40 Specialist product line in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent periods from an economic standpoint than other countries in Europe. The distributor markets accounted for 40% of the Europe segment’s total sales for the three months ended November 30, 2012, compared to 43% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$12,882	$12,548	$334	3%
Homecare and cleaning products	1,802	1,643	159	10%

Total	$14,684	$14,191	$493	3%

% of consolidated net sales	15%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $14.7 million, up $0.5 million, or 3%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment for the three months ended November 30, 2012, remained constant at $10.1 million for the first quarter of fiscal year 2013 as compared to the same period of the prior fiscal year. Although total sales in Asia did not change from period to period, the distributor markets in the Asia region experienced a sales increase of $0.2 million, or 3%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, Malaysia and India. This increase was fully offset by lower sales in China for the three months ended November 30,

2012 compared to the corresponding period of the prior fiscal year due to a lower level of promotional activities from period to period. In addition, China has experienced a much lower rate of growth for sales since the second half of fiscal year 2012 due to the adverse economic conditions and the slowing of industrial activities throughout China.

Sales in Australia increased $0.5 million, or 13%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year primarily due to stable economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $47.7 million for the three months ended November 30, 2012 compared to $41.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 50.1% for the three months ended November 30, 2012 compared to 48.7% for the corresponding period of the prior fiscal year due to a variety of items which positively impacted gross margin, including sales price increases, the level of discounts offered to our customers, lower manufacturing costs in our Asia-Pacific segment and the net lower costs associated with the restructure of our North American supply chain. These favorable items were partially offset by the negative impacts of costs associated with petroleum-based materials and aerosol cans, changes in foreign currency exchange rates and other raw materials and manufacturing costs.

Gross margin was positively impacted by 1.3 percentage points for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year due to sales price increases. These sales price increases were implemented in certain locations and markets throughout most of fiscal year 2012. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, positively impacting gross margin by 0.4 percentage points. The decrease in such discounts was due to a lower percentage of sales during the three months ended November 30, 2012 being subject to promotional allowances compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. The costs of promotional activities such as sales incentives, trade promotions and cash discounts that we give to our customers are recorded as a reduction to sales. The costs associated with promotional activities that we pay to third parties, which include costs for advertising, coupon programs, consumer promotions, product demonstration, public relations, agency costs, package design expenses and market research costs, are recorded as advertising and sales promotion expenses in our consolidated statements of operations.

In addition, gross margin was positively impacted by 0.2 percentage points from period to period due to our North American supply chain restructure project. Although we incurred higher warehousing costs, handling fees and freight costs during the first quarter of fiscal year 2013 compared to the same time period of the prior fiscal year, these increased costs were more than offset by the lower manufacturing fees from our third-party contract manufacturers that we have started to realize as a result of this supply chain restructure. A large portion of the additional costs incurred from period to period resulted from us moving inventory between our various third-party contract manufacturers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and have included the consolidation of our third-party contract manufacturers and the restructuring of our distribution center network. These changes, once completed in late fiscal year 2013, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. As we continue to transition to our new supply chain architecture, we may incur additional expenses in advance of the ultimate savings that we expect to gain once the implementation of this new architecture is complete. Lower manufacturing costs in our Asia-Pacific segment and sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.3 and 0.1 percentage points, respectively, from period to period.

The aforementioned favorable impacts to gross margin were partially offset by the effects of changes in the costs of petroleum-based materials and aerosol cans as well as higher raw materials and manufacturing costs from period to period. Gross margin was negatively impacted by 0.2 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Raw material costs associated with certain of our homecare and cleaning products negatively impacted gross margin also by 0.1 percentage points for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.6 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our Europe segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.2 million and $3.8 million for the three months ended November 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2012 increased $2.7 million, or 12%, to $25.3 million from $22.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses remained constant at 26.6% for the three months ended November 30, 2012 and 2011. The increase in SG&A expenses was largely attributable to higher employee-related costs, increased freight costs and a higher level of expenses associated with travel and meetings. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $1.9 million for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and higher bonus expense from period to period. Based on our most recent forecast and estimates in the first quarter of fiscal year 2013, we expect that our achievement of the sales and other profit performance metrics required to trigger payout of bonuses will be higher in fiscal year 2013 as compared to the prior fiscal year. Freight costs increased $0.4 million primarily due to higher diesel cost and increased sales volumes for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Travel and meeting expenses increased $0.3 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses increased by $0.1 million period over period. Changes in foreign currency exchange rates did not have a material impact on SG&A expenses for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.2 million for each of the three months ended November 30, 2012 and 2011. Our product development team, Team Tomorrow, engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed by Team Tomorrow.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2012 decreased $1.7 million, or 22%, to $6.1 million from $7.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.4% for the three months ended November 30, 2012 from 9.2% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to the timing of promotional programs conducted in the Americas segment and decreased promotional activities in the Europe segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2013 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2012 were $4.8 million compared to $5.3 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.9 million and $13.1 million for the three months ended November 30, 2012 and 2011, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant from period to period and was $0.5 million and $0.6 million for the three months ended November 30, 2012 and 2011, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas(1)	$4,571	$2,413	$2,158	89%
Europe	8,451	4,809	3,642	76%
Asia-Pacific	2,843	3,078	(235)	(8)%

	$15,865	$10,300	$5,565	54%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment increased to $4.6 million, up $2.2 million, or 89%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $4.7 million, higher gross margin and a $1.3 million decrease in costs associated with advertising and sales promotion programs, particularly those conducted in the United States. As a percentage of net sales, gross profit for the Americas segment increased from 49.2% to 50.5% period over period. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases and the lower level of discounts offered to our customers, which were partially offset by the increased costs of petroleum-based materials and unfavorable sales mix changes. Operating income as a percentage of net sales increased to 10.1% for the three months ended November 30, 2012 from 6.0% for the same period of the prior fiscal year.

Europe

Income from operations for the Europe segment increased to $8.5 million, up $3.6 million, or 76%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $5.1 million. As a percentage of net sales, gross profit for the Europe segment increased from 50.2% to 51.6% period over period primarily due to the favorable impact of sales price increases and sales mix changes, which were partially offset by the impact of foreign currency exchange rates. Operating income as a percentage of net sales increased to 24.0% for the three months ended November 30, 2012 from 16.0% for the same period of the prior fiscal year.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $2.8 million, down $0.2 million, or 8%, for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year. The decrease in the income from operations for our Asia-Pacific segment was primarily due to an increase in sales of $0.5 million and higher gross margin, which were more than offset by increased operating expenses from period to period. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 43.8% to 45.4% from period to period primarily due to the combined effects of lower manufacturing costs and sales price increases in the Asia-Pacific region, which were partially offset by unfavorable sales mix changes. Operating income as a percentage of net sales decreased to 19.4% for the three months ended November 30, 2012 from 21.7% for the same period of the prior fiscal year.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2012	2011	Change
Interest income	$62	$52	$10
Interest expense	$125	$242	$(117)
Other income (expense), net	$52	$(180)	$232
Provision for income taxes	$4,910	$3,138	$1,772

Interest Income

Interest income remained relatively constant for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other Income (Expense), Net

Other income (expense), net changed by $0.2 million for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the first quarter of fiscal year 2013 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 31.0% and 31.6% of income before income taxes for the three months ended November 30, 2012 and 2011, respectively. The decrease in the effective income tax rate from period to period was primarily driven by the increasing proportion of the Company’s foreign earnings, particularly those in the United Kingdom, which are taxed at lower rates.

Net Income

Net income was $10.9 million, or $0.69 per common share on a fully diluted basis for the three months ended November 30, 2012 compared to $6.8 million, or $0.42 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended November 30, 2012 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2012	2011
Gross margin	50%	49%
Cost of doing business as a percentage of net sales	33%	35%
EBITDA as a percentage of net sales	18%	13%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2012	2011
Total operating expenses—GAAP	$31,862	$31,038
Amortization of definite-lived intangible assets	(466)	(585)
Depreciation (in operating departments)	(418)	(382)

Cost of doing business	$30,978	$30,071

Net sales	$95,264	$84,945
Cost of doing business as a percentage of net sales	33%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2012	2011
Net income—GAAP	$10,944	$6,792
Provision for income taxes	4,910	3,138
Interest income	(62)	(52)
Interest expense	125	242
Amortization of definite-lived intangible assets	466	585
Depreciation	737	633

EBITDA	$17,120	$11,338

Net sales	$95,264	$84,945
EBITDA as a percentage of net sales	18%	13%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $15.6 million for the three months ended November 30, 2012 compared to $12.8 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations and cash available from our revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the three months ended November, 2012, we made no additional borrowings against or repayments on the revolving credit facility. We periodically have extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of November 30, 2012, we had a $45.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At November 30, 2012, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

On January 7, 2013, we entered into a first amendment (the “Amendment”) to our existing unsecured credit agreement with Bank of America”. See Note 15 – Subsequent Events to the Company’s condensed consolidated financial statements, which is included in Item 1 of this report, for further details on this Amendment.

At November 30, 2012, we had a total of $52.4 million in cash and cash equivalents. Of this balance, $37.2 million was held in Europe, Australia, China and Malaysia in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at November 30, 2012, the liquidity provided by our $75.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2012	2011	Change
Net cash provided by operating activities	$15,595	$12,785	$2,810
Net cash (used in) provided by investing activities	(21,391)	143	(21,534)
Net cash used in financing activities	(12,101)	(447)	(11,654)
Effect of exchange rate changes on cash and cash equivalents	613	(2,230)	2,843

Net (decrease) increase in cash and cash equivalents	$(17,284)	$10,251	$(27,535)

Operating Activities

Net cash provided by operating activities increased $2.8 million to $15.6 million for the three months ended November 30, 2012 from $12.8 million for the corresponding period of the prior fiscal year. This increase from period to period was due to higher net income and changes in operating assets and liabilities, the most significant of which were changes in inventories, trade accounts receivable, and accrued payroll and related expenses.

Although inventory levels increased during both the three months ended November 30, 2012 and 2011, the increase was much more significant during the first three months of fiscal year 2012 due to us being in the beginning stages of our North American supply chain restructure project. The significant increase in inventory during the first quarter of fiscal year 2012 was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of this redesign of our supply chain architecture. As a result of this new supply chain structure in North America, we will carry higher levels of inventory than we have held in periods prior to fiscal year 2012 since we are moving product more quickly into our third-party distribution centers which is company-owned inventory. Inventory balances at August 31, 2012 and November 30, 2012 include $3.6 million of product (including raw materials, components and finished products) that we are obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them in the fourth quarter of fiscal year 2012 and which is the subject of pending litigation.

Trade accounts receivable increased primarily due to significantly higher sales in the first quarter of fiscal year 2013 compared to the corresponding period of the prior fiscal year and the timing of payments received by customers relative to the time period in which the sale occurred. Accrued payroll and related expenses increased from period to period primarily due to higher bonus accruals in fiscal year 2013. Based on our most recent forecast and estimates in the first quarter of fiscal year 2013, we expect that our achievement of the sales and other profit performance metrics required to trigger payout of bonuses will be higher in fiscal year 2013 as compared to the prior fiscal year. This increase was partially offset by the lower payments required for the fiscal year 2012 bonuses which were made during the first quarter of fiscal year 2013 as compared to those required to be paid in the prior year for the fiscal year 2011 bonuses.

Investing Activities

Net cash used in investing activities was $21.4 million for the three months ended November 30, 2012 compared to net cash provided by investing activities of $0.1 million for the corresponding period of the prior fiscal year. This decrease from period to period was primarily due to the purchase of $20.9 million in short-term investments that was made by our U.K. subsidiary during the first quarter of fiscal year 2013 and the lower level of proceeds received from the sales of property and equipment from period to period. Proceeds from the sales of property and equipment were unusually high during the first quarter of fiscal year 2012 due to the sale of our warehouse facility which was located in Memphis, Tennessee.

Financing Activities

Net cash used in financing activities increased $11.6 million to $12.1 million for the three months ended November 30, 2012 from $0.5 million for the corresponding period of the prior fiscal year driven primarily by the $69.6 million in draws that we executed against our revolving credit facility during the first quarter of fiscal year 2012, which were only partially offset by the combined $48.3 million in repayments made by us on our term loan and revolving credit facility. We made no such borrowings against or repayments on our debts during the first quarter of fiscal year 2013. In addition, there was a $10.5 million decrease in treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.6 million for the three months ended November 30, 2012 as compared to a decrease in cash of $2.2 million for the same period in fiscal year 2012. The increase of $2.8 million from period to period is primarily due to significant changes in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar. During the first three months of fiscal year 2013, the Pound Sterling to U.S. Dollar exchange rate increased from 1.5824 to 1.6024 whereas it decreased from 1.6352 to 1.5560 during the first three months of fiscal year 2012.

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

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are obligated to purchase $3.6 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2012.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2012, no such commitments were outstanding.

Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through November 30, 2012, the Company repurchased 634,170 shares at a total cost of $29.3 million.

Dividends

On December 11, 2012, the Company’s Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.29 per share to $0.31 per share. The dividend is payable on January 31, 2013 to shareholders of record on January 7, 2013. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Our critical accounting policies are discussed in more detail in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.1 million for the three months ended November 30, 2012 and 2011, respectively. Accounts receivable from Tractor Supply were $0.1 million as of November  30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2012, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation ("IQPC"), or an affiliate or a predecessor of IQPC, has provided contract manufacturing services to the Company for many years. The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law. IQPC also asserts that it has been harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises. The Company believes the case is without merit and will vigorously defend this matter. The Company's estimate of possible loss relative to this matter is immaterial with respect to the Company's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October  22, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through November 30, 2012, the Company repurchased 634,170 shares at a total cost of $29.3 million.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30	—	$—	—	$28,761,320
October 1 – October 31	60,098	$47.41	60,098	$25,910,800
November 1 – November 30	111,171	$47.12	111,171	$20,670,362

Total	171,269	$47.22	171,269

Item 5. Other Information

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to its existing unsecured credit agreement with Bank of America. See Note 15 – Subsequent Events to the Company’s condensed consolidated financial statements for further details on this Amendment.

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

10(a)	Form of Market Share Unit Award Agreement, incorporated by reference from the Registrant’s Form 8-K filed October 31, 2012, Exhibit 10(a) thereto.

10(b)	First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2013	By:	/s/ GARRY O. RIDGE
Garry O. Ridge
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)