Form 10-Q
period 2013-02-28
WD 40 CO
filed 2013-04-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ACT OF 1934

        For the quarterly period ended February 28, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 2, 2013 was 15,468,334.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2013

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	February 28, 2013	August 31, 2012
Assets
Current assets:
Cash and cash equivalents	$45,614	$69,719
Short-term investments	29,812	1,033
Trade accounts receivable, less allowance for doubtful accounts of $683 and $391 at February 28, 2013 and August 31, 2012, respectively	57,461	55,491
Inventories	33,579	29,797
Current deferred tax assets, net	5,546	5,551
Other current assets	6,875	4,526

Total current assets	178,887	166,117
Property and equipment, net	8,490	9,063
Goodwill	95,139	95,318
Other intangible assets, net	26,628	27,685
Other assets	2,816	2,687

Total assets	$311,960	$300,870

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,337	$21,242
Accrued liabilities	15,938	16,492
Revolving credit facility	50,000	45,000
Accrued payroll and related expenses	8,113	5,904
Income taxes payable	2,029	807

Total current liabilities	100,417	89,445
Long-term deferred tax liabilities, net	25,032	24,007
Deferred and other long-term liabilities	2,006	1,956

Total liabilities	127,455	115,408

Shareholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,323,124 and 19,208,845 shares issued at February 28, 2013 and August 31, 2012, respectively; and 15,558,855 and 15,697,534 shares outstanding at February 28, 2013 and August 31, 2012, respectively	19	19
Additional paid-in capital	129,480	126,210
Retained earnings	205,229	193,265
Accumulated other comprehensive loss	(6,504)	(2,727)
Common stock held in treasury, at cost — 3,764,269 and 3,511,311 shares at February 28, 2013 and August 31, 2012, respectively	(143,719)	(131,305)

Total shareholders’ equity	184,505	185,462

Total liabilities and shareholders’ equity	$311,960	$300,870

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net sales	$86,712	$85,966	$181,976	$170,911
Cost of products sold	42,586	43,823	90,123	87,430

Gross profit	44,126	42,143	91,853	83,481

Operating expenses:
Selling, general and administrative	23,956	21,907	49,285	44,544
Advertising and sales promotion	5,270	4,947	11,337	12,763
Amortization of definite-lived intangible assets	465	580	931	1,165

Total operating expenses	29,691	27,434	61,553	58,472

Income from operations	14,435	14,709	30,300	25,009
Other income (expense):
Interest income	195	69	257	121
Interest expense	(176)	(83)	(301)	(325)
Other income (expense), net	535	8	587	(172)

Income before income taxes	14,989	14,703	30,843	24,633
Provision for income taxes	4,528	4,119	9,438	7,257

Net income	$10,461	$10,584	$21,405	$17,376

Earnings per common share:
Basic	$0.67	$0.66	$1.36	$1.08

Diluted	$0.66	$0.65	$1.35	$1.07

Shares used in per share calculations:
Basic	15,585	15,953	15,639	16,014

Diluted	15,679	16,069	15,744	16,137

Dividends declared per common share	$0.31	$0.29	$0.60	$0.56

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net income	$10,461	$10,584	$21,405	$17,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,812)	1,668	(3,777)	(2,061)

Total comprehensive income	$5,649	$12,252	$17,628	$15,315

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited and in thousands, except share and per share amounts)

					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital					Total Shareholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount				Shares	Amount
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock upon settlements of stock-based equity awards	114,279		1,345					1,345
Stock-based compensation			1,369					1,369
Tax benefits from settlements of stock-based equity awards			556					556
Cash dividends ($0.60 per share)				(9,441)				(9,441)
Acquisition of treasury stock						252,958	(12,414)	(12,414)
Foreign currency translation adjustment, net of tax benefit of $42					(3,777)			(3,777)
Net income				21,405				21,405

Balance at February 28, 2013	19,323,124	$19	$129,480	$205,229	$(6,504)	3,764,269	$(143,719)	$184,505

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended
	February 28,	February 29,
	2013	2012
Operating activities:
Net income	$21,405	$17,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,438	2,475
Net (gains) losses on sales and disposals of property and equipment	(5)	33
Deferred income taxes	263	383
Excess tax benefits from settlements of stock-based equity awards	(528)	(320)
Stock-based compensation	1,369	1,678
Unrealized foreign currency exchange (gains) losses, net	(822)	820
Provision for bad debts	382	44
Changes in assets and liabilities:
Trade accounts receivable	(2,203)	(2,865)
Inventories	(4,075)	(8,408)
Other assets	(2,543)	17
Accounts payable and accrued liabilities	2,770	6,676
Accrued payroll and related expenses	1,204	(3,837)
Income taxes payable	2,610	1,618
Deferred and other long-term liabilities	58	(516)

Net cash provided by operating activities	22,323	15,174

Investing activities:
Purchases of property and equipment	(1,151)	(2,314)
Proceeds from sales of property and equipment	70	1,033
Purchases of short-term investments	(31,279)	(531)
Maturities of short-term investments	1,037	516

Net cash used in investing activities	(31,323)	(1,296)

Financing activities:
Repayments of long-term debt	0	(10,715)
Proceeds from revolving credit facility	5,000	89,600
Repayments of revolving credit facility	0	(49,600)
Dividends paid	(9,441)	(8,986)
Proceeds from issuance of common stock	2,451	984
Treasury stock purchases	(12,414)	(22,685)
Excess tax benefits from settlements of stock-based equity awards	528	320

Net cash used in financing activities	(13,876)	(1,082)

Effect of exchange rate changes on cash and cash equivalents	(1,229)	(1,494)

Net (decrease) increase in cash and cash equivalents	(24,105)	11,302
Cash and cash equivalents at beginning of period	69,719	56,393

Cash and cash equivalents at end of period	$45,614	$67,695

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM product lines. The Company launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch. In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales is to smaller independent bike dealers rather than larger retailers. As a result of this, initial sales have been immaterial and sales are expected to remain immaterial in its initial year of launch. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”), Australia and the Pacific Rim. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting forecasted cash balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At February 28, 2013, the Company had a notional amount of $11.4 million outstanding in foreign currency forward contracts, which mature from March 2013 through June 2013. Unrealized net gains and losses related to foreign currency forward contracts were not material at February 28, 2013 and August 31, 2012.

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

Recently Adopted Accounting Standards

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the consolidated financial statements, but this portion of the guidance was indefinitely deferred in accordance with the Accounting Standards Update (“ASU”) No. 2011-12 which was issued by the FASB in December 2011. In September 2012, the Company adopted this updated authoritative guidance and elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q. Other than a change in presentation, the adoption of this new authoritative guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for reporting periods beginning after December 15, 2012. This authoritative guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

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

The Company’s financial assets recorded at fair value are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	February 28, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$865	$0	$865	$0
Time deposits	16,733	0	16,733	0
Term deposits	1,021	0	1,021	0
Callable time deposits	28,791	0	28,791	0

Total	$47,410	$0	$47,410	$0

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,025	$0	$4,025	$0
Term deposits	1,033	0	1,033	0

Total	$5,058	$0	$5,058	$0

Money market funds and time deposits are highly liquid investments classified as cash equivalents and term deposits and callable time deposits are classified as short-term investments in the Company’s condensed consolidated balance sheets at February 28, 2013 and August 31, 2012.

The carrying values of term deposits and callable time deposits are recorded at cost, which approximates fair value that is based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

The carrying values of trade accounts receivable, accounts payable and the revolving line of credit approximate their fair values due to their short-term maturities.

There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended February 28, 2013 and February 29, 2012.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of February 28, 2013 and August 31, 2012.

Note 4. Inventories

Inventories consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Product held at third-party contract manufacturers	$4,038	$4,142
Raw materials and components	4,682	4,093
Work-in-process	152	347
Finished goods	24,707	21,215

Total	$33,579	$29,797

Note 5. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Machinery, equipment and vehicles	$12,639	$12,517
Buildings and improvements	3,532	3,574
Computer and office equipment	3,399	3,270
Software	5,720	5,530
Furniture and fixtures	1,239	1,229
Land	278	287

Subtotal	26,807	26,407
Less: accumulated depreciation and amortization	(18,317)	(17,344)

Total	$8,490	$9,063

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$85,558	$8,549	$1,211	$95,318
Translation adjustments	(26)	(152)	(1)	(179)

Balance as of February 28, 2013	$85,532	$8,397	$1,210	$95,139

During the second quarter of fiscal year 2013, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance on intangibles, goodwill and other. Under updated authoritative guidance which was issued by the FASB in September 2011, companies are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. During the second quarter of fiscal year 2013, the Company performed a qualitative assessment of all reporting units of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2013.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28, 2013	August 31, 2012
Gross carrying amount	$34,523	$34,689
Accumulated amortization	(7,694)	(6,943)
Translation adjustments	(201)	(61)

Net carrying amount	$26,628	$27,685

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2013 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$24,714	$2,971	$0	$27,685
Amortization expense	(850)	(81)	0	(931)
Translation adjustments	0	(126)	0	(126)

Balance as of February 28, 2013	$23,864	$2,764	$0	$26,628

The estimated amortization expense for the Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, in future fiscal years is as follows (in thousands):

Trade Names
Remainder of fiscal year 2013	$926
Fiscal year 2014	1,853
Fiscal year 2015	1,853
Fiscal year 2016	1,853
Fiscal year 2017	1,853
Thereafter	18,290

Total	$26,628

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates. In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its definite-lived intangible assets for the quarter ended February 28, 2013.

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Accrued advertising and sales promotion expenses	$9,358	$9,963
Accrued professional services fees	1,018	1,006
Accrued sales taxes	1,258	839
Accrued other taxes	372	1,243
Other	3,932	3,441

Total	$15,938	$16,492

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Accrued bonuses	$3,391	$1,034
Accrued payroll	2,634	1,802
Accrued profit sharing	639	1,714
Accrued payroll taxes	1,026	892
Other	423	462

Total	$8,113	$5,904

Deferred and other long-term liabilities consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Supplemental employee retirement plan benefits liability	$562	$598
Other income taxes payable	1,291	1,297
Other	153	61

Total	$2,006	$1,956

Note 8. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). The agreement consisted of a $75.0 million three-year revolving credit facility. Under the terms of the credit facility agreement, the Company may initiate loans in U.S. dollars or in foreign currencies from time to time during the three-year period, which was set to expire on June 17, 2014. Per the terms of the agreement, all loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a predetermined margin and all loans denominated in foreign currencies will accrue interest at LIBOR plus the same predetermined margin (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). Interest on outstanding loans is due and payable on a quarterly basis through the credit facility maturity date. The Company may also borrow against the credit facility through the issuance of standby letters of credit. Outstanding letters of credit are subject to a fee equal to a predetermined percent per annum applied to amounts available to be drawn on outstanding letters of credit. The Company will also incur commitment fees for the credit facility at a predetermined annual rate which will be applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed one half the total amount of the credit facility.

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to this existing unsecured credit agreement with Bank of America. The Amendment extends the maturity date of the revolving credit facility for five years and increases the revolving commitment to an amount not to exceed $125.0 million. The new maturity date for the revolving credit facility per the Amendment is January 7, 2018. In addition, per the terms of the Amendment, the LIBOR margin decreased from 0.90 to 0.85 percent, the letter of credit fee decreased from 0.90 to 0.85 percent per annum and the commitment fee decreased from an annual rate of 0.15 percent to 0.12 percent. The Company will incur commitment fees applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $62.5 million. To date, the Company has used the proceeds of the revolving credit facility for its stock repurchases and plans to continue using such proceeds for its general working capital needs and stock repurchases under any existing board approved share buy-back plans.

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

During the six months ended February 28, 2013, the Company borrowed an additional $5.0 million U.S. dollars under the revolving credit facility. The Company has periodically extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of February 28, 2013, the Company had a $50.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 28, 2013, the Company repurchased 715,859 shares at a total cost of $33.7 million.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net income	$10,461	$10,584	$21,405	$17,376
Less: Net income allocated to participating securities	(52)	(46)	(99)	(73)

Net income available to common shareholders	$10,409	$10,538	$21,306	$17,303

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Weighted-average common shares outstanding, basic	15,585	15,953	15,639	16,014
Weighted-average dilutive securities	94	116	105	123

Weighted-average common shares outstanding, diluted	15,679	16,069	15,744	16,137

There were no anti-dilutive stock options outstanding for the three and six months ended February 28, 2013 and February 29, 2012.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.4 million for the three and six months ended February 28, 2013, respectively, and $0.2 million and $0.3 million for the three and six months ended February 29, 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of February 28, 2013.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $3.2 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2013.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2013, no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2013.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2013.

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

The provision for income taxes was 30.2% and 28.0% of income before income taxes for the three months ended February 28, 2013 and February 29, 2012, respectively and 30.6% and 29.5% of income before income taxes for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in the effective income tax rate from period to period for both the three months and six months was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in the second quarter of fiscal year 2012 that did not reoccur in the same time period of the current fiscal year.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $1.1 million as of February 28, 2013, of which $0.8 million would impact the effective tax rate if recognized. The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million as of February 28, 2013 and August 31, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and six months ended February 28, 2013 and February 29, 2012.

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

Summary information about reportable segments is as follows (in thousands):

As of and for the Three Months Ended:	Americas	Europe	Asia-Pacific	Total
February 28, 2013
Net sales	$40,217	$32,420	$14,075	$86,712
Income from operations (1)	$3,825	$7,500	$3,110	$14,435
Depreciation and amortization expense	$952	$237	$46	$1,235
Interest income	$0	$142	$53	$195
Interest expense	$174	$0	$2	$176
Total assets	$188,571	$106,292	$17,097	$311,960

February 29, 2012
Net sales	$46,023	$28,001	$11,942	$85,966
Income from operations (1)	$6,521	$5,933	$2,255	$14,709
Depreciation and amortization expense	$858	$352	$47	$1,257
Interest income	$1	$28	$40	$69
Interest expense	$81	$0	$2	$83
Total assets	$186,778	$95,993	$16,223	$298,994

(1)	Income from operations for the Americas segment included corporate expenses of $4.9 million and $5.0 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

As of and for the Six Months Ended:	Americas	Europe	Asia-Pacific	Total
February 28, 2013
Net sales	$85,572	$67,645	$28,759	$181,976
Income from operations (2)	$8,396	$15,951	$5,953	$30,300
Depreciation and amortization expense	$1,872	$477	$89	$2,438
Interest income	$1	$178	$78	$257
Interest expense	$297	$0	$4	$301
Total assets	$188,571	$106,292	$17,097	$311,960

February 29, 2012
Net sales	$86,651	$58,127	$26,133	$170,911
Income from operations (2)	$8,934	$10,742	$5,333	$25,009
Depreciation and amortization expense	$1,680	$708	$87	$2,475
Interest income	$1	$57	$63	$121
Interest expense	$321	$0	$4	$325
Total assets	$186,778	$95,993	$16,223	$298,994

(2)	Income from operations for the Americas segment included corporate expenses of $9.8 million and $9.6 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Net sales by product line are as follows (in thousands):

Net Sales by Product Line:	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Multi-purpose maintenance products	$75,447	$71,409	$157,193	$142,221
Homecare and cleaning products	11,265	14,557	24,783	28,690

Total	$86,712	$85,966	$181,976	$170,911

Note 15. Subsequent Events

On March 19, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on April 30, 2013 to shareholders of record on April 12, 2013.

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. We market multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM product lines. We launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch. In the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. We started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales is to smaller independent bike dealers rather than larger retailers. As a result of this, initial sales have been immaterial and sales are expected to remain immaterial in its initial year of launch. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Our brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K., Australia and the Pacific Rim. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2013:

•

Consolidated net sales increased $11.1 million, or 6%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

†	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE and BLUE WORKS brands, were $157.2 million, up 11% from the same period last fiscal year.

†	Homecare and cleaning products sales, which include all other brands, were $24.8 million, down 14% from the same period last fiscal year.

•

Americas segment sales were $85.6 million, down 1% compared to the same period last fiscal year. Europe segment sales were $67.6 million, up 16% compared to the same period last fiscal year. Asia-Pacific segment sales were $28.8 million, up 10% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 50.5% for the six months ended February 28, 2013 compared to 48.8% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $4.0 million, or 23%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the six months ended February 28, 2013. Thus, on a constant currency basis, consolidated net income would have increased $3.8 million, or 22%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the six months ended February 28, 2013 were $1.35 versus $1.07 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The Company launched the WD-40 Specialist product line in the U.S. during the first quarter of fiscal year 2012 and continued to launch the product line in Canada, Latin America, Asia and select countries in Europe throughout fiscal year 2012 and going into fiscal year 2013.

•

Share repurchases continue to be executed under the current $50.0 million share buy-back plan, which was approved by the Company’s Board of Directors in December 2011. During the six months ended February 28, 2013, the Company repurchased an additional 252,958 shares at an average price of $49.06 per share, bringing the total cost of the repurchases to $33.7 million under this plan.

•

The project which we started in early fiscal year 2012 to redesign our supply chain architecture in North America has progressed well and is nearing completion. Once fully integrated in late fiscal year 2013, we expect this redesign to result in overall cost savings within our supply chain network, improved service to our customers and an increase in our inventory over historical levels. Although we have incurred additional costs and our inventory levels have fluctuated during the transition phases of this project, we have seen some stabilization of our inventory levels and have started to realize net manufacturing cost savings in recent periods as a result of this supply chain redesign.

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

Results of Operations

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$75,447	$71,409	$4,038	6%
Homecare and cleaning products	11,265	14,557	(3,292)	(23)%

Total net sales	86,712	85,966	746	1%
Cost of products sold	42,586	43,823	(1,237)	(3)%

Gross profit	44,126	42,143	1,983	5%
Operating expenses	29,691	27,434	2,257	8%

Income from operations	$14,435	$14,709	$(274)	(2)%

Net income	$10,461	$10,584	$(123)	(1)%

Earnings per common share – diluted	$0.66	$0.65	$0.01	2%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$40,217	$46,023	$(5,806)	(13)%
Europe	32,420	28,001	4,419	16%
Asia-Pacific	14,075	11,942	2,133	18%

Total	$86,712	$85,966	$746	1%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$32,516	$35,306	$(2,790)	(8)%
Homecare and cleaning products	7,701	10,717	(3,016)	(28)%

Total	$40,217	$46,023	$(5,806)	(13)%

% of consolidated net sales	46%	53%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $40.2 million, down $5.8 million, or 13%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $2.8 million, or 8%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. This sales decrease was primarily driven by lower sales of WD-40 multi-purpose maintenance products in the U.S., which were down 11% for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. The sales decrease in the U.S. was primarily due to a significant promotional program for the WD-40 multi-use products which was conducted with a key customer during the second quarter of fiscal year 2012 but was not conducted during the second quarter of the current fiscal year. Although the overall sales of the multi-purpose maintenance products decreased in the Americas segment, sales of the WD-40 Specialist product line increased from period to period due to new distribution and product offerings in the U.S. and the launch of this product line in Canada during the first quarter of fiscal year 2013. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $3.0 million, or 28%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 32% from period to period. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 54%, 33% and 30%, respectively, in the U.S. for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In March 2013, the Board of Directors authorized management to evaluate the strategic alternatives for the homecare and cleaning products in the Americas segment. To date, this evaluation is in its early stages and no decisions have been made relative to the future strategic plans for these brands.

For the Americas segment, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined for the three months ended February 28, 2013 compared to distribution for the three months ended February 29, 2012, when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$30,676	$25,872	$4,804	19%
Homecare and cleaning products	1,744	2,129	(385)	(18)%

Total	$32,420	$28,001	$4,419	16%

% of consolidated net sales	38%	33%

Sales in the Europe segment increased to $32.4 million, up $4.4 million, or 16%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 28, 2013 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $31.6 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $3.6 million, or 13%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets increased $2.7 million, or 14%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe segment for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: the Germanics sales region, 34%; France, 18%; Iberia 11% and Italy, 6%. Sales in the U.K. remained relatively constant period over period.

The sales increase in the direct markets was primarily due to new distribution, a higher level of replenishment orders and the positive impacts of sales price increases which were implemented in certain locations and markets throughout Europe during the second quarter of fiscal year 2013. Although sales in the direct markets increased period over period, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period. To date in our fiscal year 2013, the Europe economy has started to show signs of stabilization and this has positively impacted our sales levels, but it is uncertain whether this stability will continue into future periods. Sales from direct markets accounted for 69% of the Europe segment’s sales for the three months ended February 28, 2013 compared to 70% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $1.7 million, or 20%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets and initial sales of the WD-40 Specialist product line in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Eastern and Northern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent periods from an economic standpoint than other countries in Europe. The distributor markets accounted for 31% of the Europe segment’s total sales for the three months ended February 28, 2013, compared to 30% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$12,255	$10,232	$2,023	20%
Homecare and cleaning products	1,820	1,710	110	6%

Total	$14,075	$11,942	$2,133	18%

% of consolidated net sales	16%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $14.1 million, up $2.1 million, or 18%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment for the three months ended February 28, 2013, increased $1.8 million, or 24%, for the second quarter of fiscal year 2013 as compared to the same period of the prior fiscal year primarily due to the stable economic conditions which currently exist throughout most of the Asia region. The distributor markets in the Asia region experienced a sales increase of $1.6 million, or 31%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, the Philippines and Singapore. Sales in China increased $0.2 million, or 10%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year due to a higher level of promotional activities from period to period and the impacts of sales price increases for certain products which became effective in the first quarter of fiscal year 2013.

Sales in Australia increased $0.3 million, or 6%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to stable economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $44.1 million for the three months ended February 28, 2013 compared to $42.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 50.9% for the three months ended February 28, 2013 compared to 49.0% for the corresponding period of the prior fiscal year due to a variety of items which positively impacted gross margin, including sales price increases, the level of discounts offered to our customers, lower manufacturing costs in our Asia-Pacific segment and the net lower costs associated with the restructure of our North American supply chain. These favorable items were slightly offset by the negative impacts of changes in foreign currency exchange rates, costs associated with petroleum-based materials and aerosol cans and other raw materials and manufacturing costs.

Gross margin was positively impacted by 0.9 percentage points for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year due to sales price increases. These sales price increases were implemented in certain locations and markets in the first half of fiscal year 2013 and throughout most of fiscal year 2012. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily in the Americas segment, positively impacting gross margin by 0.9 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the three months ended February 28, 2013 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. The costs of promotional activities such as sales incentives, trade promotions, coupon offers and cash discounts that we give to our customers are recorded as a reduction to sales. The costs associated with promotional activities that we pay to third parties, which include costs for advertising, administration of coupon programs, consumer promotions, product demonstration, public relations, agency costs, package design expenses and market research costs, are recorded as advertising and sales promotion expenses in our consolidated statements of operations.

In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to our North American supply chain restructure project. We incurred higher warehousing costs, handling fees and freight costs, all of which are associated with the storage and movement of our product between our third-party contract manufacturers and distribution centers, during the second quarter of fiscal year 2013 compared to the same time period of the prior fiscal year. These increased costs were more than offset by the lower manufacturing fees from our third-party contract manufacturers that we have started to realize as a result of this supply chain restructure. The activities related to this redesign project started in the first quarter of fiscal year 2012 and have included the consolidation of our third-party contract manufacturers and the restructuring of our distribution center network. These changes, once fully integrated in late fiscal year 2013, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. Lower manufacturing costs in our Asia-Pacific segment and sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.3 and 0.1 percentage points, respectively, from period to period.

The aforementioned favorable impacts to gross margin were slightly offset by the effects of changes in the costs of petroleum-based materials and aerosol cans as well as higher raw materials and manufacturing costs from period to period. Gross margin was negatively impacted by 0.1 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Raw material costs associated with certain of our homecare and cleaning products negatively impacted gross margin also by 0.1 percentage points for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our Europe segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.7 million and $3.9 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2013 increased $2.1 million, or 9%, to $24.0 million from $21.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.6% for the three months ended February 28, 2013 from 25.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs and the impact of changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $2.4 million for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases, increased headcount and higher bonus expense from period to period. Based on our most recent forecast and estimates in the second quarter of fiscal year 2013, we expect that achievement of the profit performance metrics required to trigger payout of bonuses will be higher in fiscal year 2013 as compared to the prior fiscal year. Changes in foreign currency exchange rates increased SG&A expenses by $0.2 million for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses increased by $0.1 million period over period. These increases in SG&A expenses were partially offset by a $0.3 million decrease in freight costs from period to period primarily due to lower sales volumes in the Americas segment and truckload optimizations that we have started to realize as a result of customer orders shipping from fewer distribution centers under our new supply chain architecture in North America. Professional services costs also decreased by $0.3 million period over period primarily due to lower legal fees.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.0 million and $1.2 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2013 increased $0.4 million, or 7%, to $5.3 million from $4.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 6.1% for the three months ended February 28, 2013 from 5.8% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of advertising and promotional activities in our Europe and Asia-Pacific segments, which was partially offset by a lower level of activities in the Americas segment during the second quarter of fiscal year 2013. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2013 is expected to be in the range of 7.0% to 8.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2013 were $3.8 million compared to $5.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.1 million and $10.0 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant from period to period and was $0.5 million and $0.6 million for the three months ended February 28, 2013 and February 29, 2012, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Americas(1)	$3,825	$6,521	$(2,696)	(41)%
Europe	7,500	5,933	1,567	26%
Asia-Pacific	3,110	2,255	855	38%

	$14,435	$14,709	$(274)	(2)%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment decreased to $3.8 million, down $2.7 million, or 41%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $5.8 million, which was partially offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 48.4% to 50.3% period over period. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases and the lower level of discounts offered to our customers, which were partially offset by the increased costs of petroleum-based materials and aerosol cans, unfavorable sales mix changes and increased miscellaneous costs. Operating income as a percentage of net sales decreased from 14.2% to 9.5% period over period.

Europe

Income from operations for the Europe segment increased to $7.5 million, up $1.6 million, or 26%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $4.4 million and higher gross margin. As a percentage of net sales, gross profit for the Europe segment increased from 52.0% to 53.9% period over period primarily due to the favorable impact of sales price increases and sales mix changes, which were partially offset by the impact of foreign currency exchange rates. The higher level of sales for the Europe segment from period to period was accompanied by an increase in total operating expense of $1.3 million. Operating income as a percentage of net sales increased from 21.2% to 23.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $3.1 million, up $0.9 million, or 38%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $2.1 million and higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 44.4% to 45.5% period over period primarily due to the combined effects of lower manufacturing costs, favorable sales mix changes and sales price increases in the Asia-Pacific region, which were partially offset by the increased costs of petroleum-based materials and aerosol cans. Operating income as a percentage of net sales increased from 18.9% to 22.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended
	February 28,	February 29,
	2013	2012	Change
Interest income	$195	$69	$126
Interest expense	$176	$83	$93
Other income (expense), net	$535	$8	$527
Provision for income taxes	$4,528	$4,119	$409

Interest Income

Interest income increased $0.1 million for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased cash balances at our U.K. subsidiary which are being held in higher yielding accounts and short-term investments.

Interest Expense

Interest expense increased $0.1 million for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net increased $0.5 million for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the second quarter of fiscal year 2013 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.2% and 28.0% of income before income taxes for the three months ended February 28, 2013 and February 29, 2012, respectively. The increase in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in the second quarter of fiscal year 2012 that did not reoccur in the same time period of the current fiscal year.

Net Income

Net income was $10.5 million, or $0.66 per common share on a fully diluted basis for the three months ended February 28, 2013 compared to $10.6 million, or $0.65 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the three months ended February 28, 2013. Thus, on a constant currency basis, consolidated net income would have decreased $0.3 million, or 3%, for the three months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

Six Months Ended February 28, 2013 Compared to Six Months Ended February 29, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$157,193	$142,221	$14,972	11%
Homecare and cleaning products	24,783	28,690	(3,907)	(14)%

Total net sales	181,976	170,911	11,065	6%
Cost of products sold	90,123	87,430	2,693	3%

Gross profit	91,853	83,481	8,372	10%
Operating expenses	61,553	58,472	3,081	5%

Income from operations	$30,300	$25,009	$5,291	21%

Net income	$21,405	$17,376	$4,029	23%

Earnings per common share – diluted	$1.35	$1.07	$0.28	26%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$85,572	$86,651	$(1,079)	(1)%
Europe	67,645	58,127	9,518	16%
Asia-Pacific	28,759	26,133	2,626	10%

Total	$181,976	$170,911	$11,065	6%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$68,187	$65,157	$3,030	5%
Homecare and cleaning products	17,385	21,494	(4,109)	(19)%

Total	$85,572	$86,651	$(1,079)	(1)%

% of consolidated net sales	47%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $85.6 million, down $1.1 million, or 1%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $3.0 million, or 5%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 5% and 6%, respectively, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher overall level of promotional activities for the WD-40 multi-use products that were conducted during the first six months of fiscal year 2013 as compared to the corresponding period of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Argentina, Brazil and Mexico. In addition, the sales increase of the multi-purpose maintenance products in the Americas segment from period to period was also due to new distribution and product offerings in the U.S. for the WD-40 Specialist product line and the launch of the product line in Canada during the first quarter of fiscal year 2013. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $4.1 million, or 19%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 40%, 24% and 17%, respectively, in the U.S. for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In March 2013, the Board of Directors authorized management to evaluate the strategic alternatives for the homecare and cleaning products in the Americas segment. To date, this evaluation is in its early stages and no decisions have been made relative to the future strategic plans for these brands.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the six months ended February 28, 2013 compared to distribution for the six months ended February 29, 2012, when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$63,869	$54,283	$9,586	18%
Homecare and cleaning products	3,776	3,844	(68)	(2)%

Total	$67,645	$58,127	$9,518	16%

% of consolidated net sales	37%	34%

Sales in the Europe segment increased to $67.6 million, up $9.5 million, or 16%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets increased $6.5 million, or 18%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe segment for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: the Germanics sales region, 24%; the U.K., 23%; France, 18% and Italy, 7%. Sales in Iberia remained constant period over period.

The sales increase in the direct markets was primarily due to new distribution, a higher level of replenishment orders and the positive impacts of sales price increases which were implemented in certain locations and markets throughout Europe during the second quarter of fiscal year 2013. Although sales in the direct markets increased period over period, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period. To date in our fiscal year 2013, the Europe economy has started to show signs of stabilization and this has positively impacted our sales levels, but it is uncertain whether this stability will continue into future periods. Sales from direct markets accounted for 64% of the Europe segment’s sales for the six months ended February 28, 2013 compared to 63% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $3.0 million, or 14%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products and initial sales of the WD-40 Specialist product line in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent periods from an economic standpoint than other countries in Europe. The distributor markets accounted for 36% of the Europe segment’s total sales for the six months ended February 28, 2013, compared to 37% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$25,137	$22,780	$2,357	10%
Homecare and cleaning products	3,622	3,353	269	8%

Total	$28,759	$26,133	$2,626	10%

% of consolidated net sales	16%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $28.8 million, up $2.6 million, or 10%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment for the six months ended February 28, 2013, increased $1.8 million, or 10%, from period to period. The increase was fully attributable to a sales increase in the distributor markets in the Asia region primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, Malaysia and the Philippines. Sales in China remained constant at $5.5 million for both the six months ended February 28, 2013 and February 29, 2012. China has experienced a lower rate of growth for sales over the last several quarters due to adverse economic conditions and the lower level of industrial activities that have existed throughout China in recent periods.

Sales in Australia increased $0.8 million, or 10%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to stable economic conditions and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $91.9 million for the six months ended February 28, 2013 compared to $83.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 50.5% for the six months ended February 28, 2013 compared to 48.8% for the corresponding period of the prior fiscal year due to a variety of items which positively impacted gross margin, including sales price increases, the level of discounts offered to our customers, lower manufacturing costs in our Asia-Pacific segment and the net lower costs associated with the restructure of our North American supply chain. These favorable items were partially offset by the negative impacts of changes in foreign currency exchange rates, costs associated with petroleum-based materials and aerosol cans and other raw materials and manufacturing costs.

Gross margin was positively impacted by 1.1 percentage points for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year due to sales price increases. These sales price increases were implemented in certain locations and markets in the first half of fiscal year 2013 and throughout most of fiscal year 2012. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily in the Americas segment, positively impacting gross margin by 0.6 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the six months ended February 28, 2013 compared to the corresponding period in the prior fiscal year.

In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to our North American supply chain restructure project. We incurred higher warehousing costs, handling fees and freight costs, all of which are associated with the storage and movement of our product between our third-party contract manufacturers and distribution centers, during the first half of fiscal year 2013 compared to the same time period of the prior fiscal year. These increased costs were more than offset by the lower manufacturing fees from our third-party contract manufacturers that we have started to realize as a result of this supply chain restructure. The activities related to this redesign project started in the first quarter of fiscal year 2012 and have included the consolidation of our third-party contract manufacturers and the restructuring of our distribution center network. These changes, once fully integrated in late fiscal year 2013, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. Lower manufacturing costs in our Asia-Pacific segment and sales mix changes and other miscellaneous costs each positively impacted gross margin by 0.3 percentage points resulting in a combined impact of 0.6 percentage points from period to period.

The aforementioned favorable impacts to gross margin were partially offset by the effects of changes in the costs of petroleum-based materials and aerosol cans as well as higher raw materials and manufacturing costs from period to period. Gross margin was negatively impacted by 0.1 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Raw material costs associated with certain of our homecare and cleaning products negatively impacted gross margin also by 0.1 percentage points for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.5 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our Europe segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.9 million and $7.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2013 increased $4.8 million, or 11%, to $49.3 million from $44.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.1% for the six months ended February 28, 2013 from 26.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, travel and meetings expenses and the impact of changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $4.3 million for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases, increased headcount and higher bonus expense from period to period. Based on our most recent forecast and estimates in the first half of fiscal year 2013, we expect that achievement of the profit performance metrics required to trigger payout of bonuses will be higher in fiscal year 2013 as compared to the prior fiscal year. Travel and meeting expenses increased $0.4 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Changes in foreign currency exchange rates increased SG&A expenses by $0.3 million for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. Although we experienced some reduction in our freight costs in the second quarter of fiscal year 2013 as a result of our North American supply chain restructure, freight costs increased overall by $0.1 million for the six months ended February 28, 2013 primarily due to higher sales volumes and increased diesel costs period over period. Other miscellaneous expenses also increased by $0.1 million for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year. These increases in SG&A expenses were slightly offset by a $0.4 million decrease in professional services costs due to lower legal and consulting fees from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.2 million and $2.4 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2013 decreased $1.5 million, or 11%, to $11.3 million from $12.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.2% for the six months ended February 28, 2013 from 7.5% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2013 were $8.6 million compared to $10.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.9 million and $23.2 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.9 million and $1.2 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2013	2012	Dollars	Percent
Americas(1)	$8,396	$8,934	$(538)	(6)%
Europe	15,951	10,742	5,209	48%
Asia-Pacific	5,953	5,333	620	12%

	$30,300	$25,009	$5,291	21%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment decreased to $8.4 million, down $0.5 million, or 6%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $1.1 million. As a percentage of net sales, gross profit for the Americas segment increased from 48.8% to 50.4% period over period. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases, a lower level of discounts offered to our customers and the net lower costs associated with the restructure of our North American supply chain, all of which were partially offset by the increased costs of petroleum-based materials and aerosol cans and other miscellaneous costs. Operating income as a percentage of net sales decreased from 10.3% to 9.8% period over period.

Europe

Income from operations for the Europe segment increased to $15.9 million, up $5.2 million, or 48%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $9.5 million. As a percentage of net sales, gross profit for the Europe segment increased from 51.1% to 52.7% period over period primarily due to the favorable impact of sales price increases and sales mix changes, which were partially offset by the impact of foreign currency exchange rates. The higher level of sales for the Europe segment from period to period was accompanied by an increase in total operating expenses of $0.7 million. Operating income as a percentage of net sales increased from 18.5% to 23.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.9 million, up $0.6 million, or 12%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $2.6 million and higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 44.0% to 45.5% from period to period primarily due to the combined effects of lower manufacturing costs, sales price increases and favorable sales mix changes in the Asia-Pacific region, which were partially offset by the increased costs of petroleum-based materials and aerosol cans and the higher level of discounts offered to certain customers. Operating income as a percentage of net sales remained relatively constant at 20.7% for the six months ended February 28, 2013 and 20.4% for the six months ended February 29, 2012.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended
	February 28,	February 29,
	2013	2012	Change
Interest income	$257	$121	$136
Interest expense	$301	$325	$(24)
Other income (expense), net	$587	$(172)	$759
Provision for income taxes	$9,438	$7,257	$2,181

Interest Income

Interest income increased $0.1 million for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased cash balances at our U.K. subsidiary which are being held in higher yielding accounts and short-term investments.

Interest Expense

Interest expense remained relatively constant for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year,

Other Income (Expense), Net

Other income (expense), net changed by $0.8 million for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the six months ended February 28, 2013 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.6% and 29.5% of income before income taxes for the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in the second quarter of fiscal year 2012 that did not reoccur in the same time period of the current fiscal year.

Net Income

Net income was $21.4 million, or $1.35 per common share on a fully diluted basis for the six months ended February 28, 2013 compared to $17.4 million, or $1.07 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the six months ended February 28, 2013. Thus, on a constant currency basis, consolidated net income would have increased $3.8 million, or 22%, for the six months ended February 28, 2013 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Gross margin	51%	49%	51%	49%
Cost of doing business as a percentage of net sales	33%	31%	33%	33%
EBITDA as a percentage of net sales	19%	19%	18%	16%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Total operating expenses - GAAP	$29,691	$27,434	$61,553	$58,472
Amortization of definite-lived intangible assets	(465)	(580)	(931)	(1,165)
Depreciation (in operating departments)	(453)	(390)	(871)	(772)

Cost of doing business	$28,773	$26,464	$59,751	$56,535

Net sales	$86,712	$85,966	$181,976	$170,911
Cost of doing business as a percentage of net sales	33%	31%	33%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net income - GAAP	$10,461	$10,584	$21,405	$17,376
Provision for income taxes	4,528	4,119	9,438	7,257
Interest income	(195)	(69)	(257)	(121)
Interest expense	176	83	301	325
Amortization of definite-lived intangible assets	465	580	931	1,165
Depreciation	770	677	1,507	1,310

EBITDA	$16,205	$15,974	$33,325	$27,312

Net sales	$86,712	$85,966	$181,976	$170,911
EBITDA as a percentage of net sales	19%	19%	18%	16%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $22.3 million for the six months ended February 28, 2013 compared to $15.2 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the six months ended February 28, 2013, we borrowed an additional $5.0 million U.S. dollars under the revolving credit facility. We periodically have extended the maturity date of draws on the line of credit, however the balance on these draws has remained within a short-term classification as a result of these extensions. As of February 28, 2013, we had a $50.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At February 28, 2013, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At February 28, 2013, we had a total of $45.6 million in cash and cash equivalents. Of this balance, $31.7 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at February 28, 2013, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended
	February 28,	February 29,
	2013	2012	Change
Net cash provided by operating activities	$22,323	$15,174	$7,149
Net cash used in investing activities	(31,323)	(1,296)	(30,027)
Net cash used in financing activities	(13,876)	(1,082)	(12,794)
Effect of exchange rate changes on cash and cash equivalents	(1,229)	(1,494)	265

Net (decrease) increase in cash and cash equivalents	$(24,105)	$11,302	$(35,407)

Operating Activities

Net cash provided by operating activities increased $7.1 million to $22.3 million for the six months ended February 28, 2013 from $15.2 million for the corresponding period of the prior fiscal year. This increase from period to period was due to higher net income and changes in operating assets and liabilities, the most significant of which were changes in inventories, accounts payable and accrued liabilities, accrued payroll and related expenses and other assets.

Although inventory levels increased during both the six months ended February 28, 2013 and February 29, 2012, the increase was much more significant during the first six months of fiscal year 2012 when we started our North American supply chain restructure project. The significant increase in inventory during the first six months of fiscal year 2012 was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of this redesign of our supply chain architecture. As a result of this new supply chain structure in North America, we carry higher levels of inventory than we have held in periods prior to fiscal year 2012 since we are moving product more quickly into our third-party distribution centers which is company-owned inventory. Inventory balances at August 31, 2012 and February 28, 2013 included $3.6 million and $3.2 million, respectively, of product (including raw materials, components and finished products) that we are obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them in the fourth quarter of fiscal year 2012 and which is the subject of pending litigation.

The change in accounts payable and accrued liabilities was also directly attributable to the level of inventory purchases that we made from period to period in support of the North American supply chain restructure project and the inventory that we are obligated to purchase from IQ Products Company. Accrued payroll and related expenses increased from period to period primarily due to higher bonus accruals in fiscal year 2013. Based on our most recent forecast and estimates in the first six months of fiscal year 2013, we expect that our achievement of the sales and other profit performance metrics required to trigger payout of bonuses will be higher in fiscal year 2013 as compared to the prior fiscal year. Other assets increased primarily due to an income tax receivable which was recorded in the first six months of fiscal year 2013 due to the timing of payments associated with the income tax provision. No such income tax receivable was recorded during the first six months of fiscal year 2012.

Investing Activities

Net cash used in investing activities increased $30.0 million to $31.3 million for the six months ended February 28, 2013 from $1.3 million for the corresponding period of the prior fiscal year primarily due to the purchase of $30.2 million in short-term investments that was made by our U.K. subsidiary during the six months ended February 28, 2013 and the lower level of proceeds from the sales of property and equipment from period to period. Proceeds from the sales of property and equipment were unusually high during the first half of fiscal year 2012 due to the sale of our warehouse facility which was located in Memphis, Tennessee. These increases were slightly offset by a decrease of $1.2 million in purchases of property and equipment from period to period.

Financing Activities

Net cash used in financing activities increased $12.8 million to $13.9 million for the six months ended February 28, 2013 from $1.1 million for the corresponding period of the prior fiscal year primarily due to the change in the level of net cash inflows associated with our revolving line of credit and payments made on our debt balances. During the first six months of fiscal year 2012, we drew $89.6 million on our line of credit and we used $60.3 million of these funds to pay off our term loan and to make repayments on the line of credit. In the first six months of the current fiscal year, we only drew $5.0 million on the line of credit and made no such repayments of debt. In addition, there was a $10.3 million decrease in treasury stock purchases and a $1.5 million increase in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.2 million and $1.5 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The change of $0.3 million is due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period. During the first six months of fiscal year 2013, the Pound Sterling to U.S. Dollar exchange rate decreased from 1.5824 to 1.5129 whereas it decreased from 1.6352 to 1.5850 during the first six months of fiscal year 2012.

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

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $3.2 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2013.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2013, no such commitments were outstanding.

Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 28, 2013, the Company repurchased 715,859 shares at a total cost of $33.7 million.

Dividends

On March 19, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on April 30, 2013 to shareholders of record on April 12, 2013. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for reporting periods beginning after December 15, 2012. This authoritative guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company has evaluated this updated authoritative guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statement disclosures.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.4 million for the three and six months ended February 28, 2013, respectively, and $0.2 million and $0.3 million for the three and six months ended February 29, 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of February 28, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2013, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through February 28, 2013, the Company repurchased 715,859 shares at a total cost of $33.7 million.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2013. All purchases listed below were made in the open market at prevailing market prices.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 – December 31	—	$—	—	$20,670,362
January 1 – January 31	49,935	$52.57	49,935	$18,044,163
February 1 – February 28	31,754	$53.43	31,754	$16,346,925

Total	81,689	$52.91	81,689

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 8, 2013	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)