Form 10-Q
period 2013-05-31
WD 40 CO
filed 2013-07-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer  ☐        Accelerated filer  ☑  Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2013 was 15,314,881.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$52,273	$69,719
Short-term investments	35,188	1,033
Trade accounts receivable, less allowance for doubtful
accounts of $677 and $391 at May 31, 2013
and August 31, 2012, respectively	56,969	55,491
Inventories	33,925	29,797
Current deferred tax assets, net	5,532	5,551
Other current assets	4,074	4,526
Total current assets	187,961	166,117
Property and equipment, net	8,459	9,063
Goodwill	95,148	95,318
Other intangible assets, net	26,113	27,685
Other assets	2,810	2,687
Total assets	$320,491	$300,870

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,049	$21,242
Accrued liabilities	16,144	16,492
Revolving credit facility	63,000	45,000
Accrued payroll and related expenses	11,010	5,904
Income taxes payable	567	807
Total current liabilities	111,770	89,445
Long-term deferred tax liabilities, net	25,244	24,007
Deferred and other long-term liabilities	2,065	1,956
Total liabilities	139,079	115,408

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,346,260 and 19,208,845 shares issued at May 31, 2013 and August 31,
2012, respectively; and 15,399,910 and 15,697,534 shares outstanding at
May 31, 2013 and August 31, 2012, respectively	19	19
Additional paid-in capital	130,878	126,210
Retained earnings	210,674	193,265
Accumulated other comprehensive loss	(6,560)	(2,727)
Common stock held in treasury, at cost ― 3,946,350 and 3,511,311
shares at May 31, 2013 and August 31, 2012, respectively	(153,599)	(131,305)
Total shareholders' equity	181,412	185,462
Total liabilities and shareholders' equity	$320,491	$300,870

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Net sales	$93,103	$87,022	$275,079	$257,933
Cost of products sold	45,319	43,940	135,442	131,370
Gross profit	47,784	43,082	139,637	126,563

Operating expenses:
Selling, general and administrative	25,662	22,736	74,947	67,280
Advertising and sales promotion	6,641	6,702	17,978	19,465
Amortization of definite-lived
intangible assets	523	504	1,454	1,669
Total operating expenses	32,826	29,942	94,379	88,414

Income from operations	14,958	13,140	45,258	38,149

Other income (expense):
Interest income	105	61	362	182
Interest expense	(182)	(159)	(483)	(484)
Other (expense) income, net	(94)	(170)	493	(342)
Income before income taxes	14,787	12,872	45,630	37,505
Provision for income taxes	4,520	3,736	13,958	10,993
Net income	$10,267	$9,136	$31,672	$26,512

Earnings per common share:
Basic	$0.66	$0.57	$2.02	$1.65
Diluted	$0.66	$0.57	$2.01	$1.64

Shares used in per share calculations:
Basic	15,460	15,872	15,579	15,966
Diluted	15,561	16,008	15,682	16,094
Dividends declared per common share	$0.31	$0.29	$0.91	$0.85

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Net income	$10,267	$9,136	$31,672	$26,512
Other comprehensive loss:
Foreign currency translation adjustment	(56)	(1,776)	(3,833)	(3,837)
Total comprehensive income	$10,211	$7,360	$27,839	$22,675

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock upon
settlements of stock-based equity awards	137,415		2,107					2,107
Stock-based compensation			1,859					1,859
Tax benefits from settlements of
stock-based equity awards			702					702
Cash dividends ($0.91 per share)				(14,263)				(14,263)
Acquisition of treasury stock						435,039	(22,294)	(22,294)
Foreign currency translation adjustment					(3,833)			(3,833)
Net income				31,672				31,672
Balance at May 31, 2013	19,346,260	$19	$130,878	$210,674	$(6,560)	3,946,350	$(153,599)	$181,412

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2013	2012
Operating activities:
Net income	$31,672	$26,512
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,765	3,691
Net (gains) losses on sales and disposals of property
and equipment	(12)	4
Deferred income taxes	451	664
Excess tax benefits from settlements of stock-based equity awards	(666)	(449)
Stock-based compensation	1,859	2,169
Unrealized foreign currency exchange losses, net	1,326	1,128
Provision for bad debts	399	83
Changes in assets and liabilities:
Trade accounts receivable	(4,395)	2,381
Inventories	(4,421)	(8,451)
Other assets	144	(1,293)
Accounts payable and accrued liabilities	276	2,195
Accrued payroll and related expenses	4,138	(2,960)
Income taxes payable	1,495	1,263
Deferred and other long-term liabilities	127	(536)
Net cash provided by operating activities	36,158	26,401

Investing activities:
Purchases of property and equipment	(1,975)	(3,043)
Proceeds from sales of property and equipment	112	1,133
Purchases of short-term investments	(36,424)	(529)
Maturities of short-term investments	1,029	514
Net cash used in investing activities	(37,258)	(1,925)

Financing activities:
Repayments of long-term debt	-	(10,715)
Proceeds from revolving credit facility	18,000	99,550
Repayments of revolving credit facility	-	(54,550)
Dividends paid	(14,263)	(13,625)
Proceeds from issuance of common stock	3,213	3,112
Treasury stock purchases	(22,294)	(30,901)
Excess tax benefits from settlements of stock-based equity awards	666	449
Net cash used in financing activities	(14,678)	(6,680)
Effect of exchange rate changes on cash and cash equivalents	(1,668)	(2,480)
Net (decrease) increase in cash and cash equivalents	(17,446)	15,316
Cash and cash equivalents at beginning of period	69,719	56,393
Cash and cash equivalents at end of period	$52,273	$71,709

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names.      Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM  product lines. The Company launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada and select countries in Latin America, Asia and Europe throughout fiscal year 2012 and going into fiscal year 2013.  The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.    In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013,  but the focus for such sales is to smaller independent bike dealers rather than larger retailers.  As a result of this, initial sales have been immaterial and sales are expected to remain immaterial in its initial year of launch. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At May 31, 2013, the Company had a notional amount of $10.9 million outstanding in foreign currency forward contracts, which mature from June 2013 through September 2013. Unrealized net gains and losses related to foreign currency forward contracts were not material at May 31, 2013 and August 31, 2012.

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

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for reporting periods beginning after December 15, 2012. This authoritative guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The adoption of this new authoritative guidance did not have an impact on the Company’s consolidated financial statement disclosures.

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

The Company’s financial assets recorded at fair value are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	May 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,055	$-	$7,055	$-
Time deposits	16,795	-	16,795	-
Term deposits	966	-	966	-
Callable time deposits	34,222	-	34,222	-
Total	$59,038	$-	$59,038	$-

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,025	$-	$4,025	$-
Term deposits	1,033	-	1,033	-
Total	$5,058	$-	$5,058	$-

Money market funds and time deposits are highly liquid investments classified as cash equivalents and term deposits and callable time deposits are classified as short-term investments in the Company’s condensed consolidated balance sheets at May 31, 2013 and August 31, 2012.

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

There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended May 31, 2013 and 2012.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of May 31, 2013 and August 31, 2012.

Note 4.  Inventories

Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Product held at third-party contract manufacturers	$4,528	$4,142
Raw materials and components	4,220	4,093
Work-in-process	352	347
Finished goods	24,825	21,215
Total	$33,925	$29,797

Note 5.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Machinery, equipment and vehicles	$12,855	$12,517
Buildings and improvements	3,589	3,574
Computer and office equipment	3,506	3,270
Software	5,953	5,530
Furniture and fixtures	1,284	1,229
Land	279	287
Subtotal	27,466	26,407
Less: accumulated depreciation and amortization	(19,007)	(17,344)
Total	$8,459	$9,063

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$85,558	$8,549	$1,211	$95,318
Translation adjustments	(25)	(144)	(1)	(170)
Balance as of May 31, 2013	$85,533	$8,405	$1,210	$95,148

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill for the quarter ended May 31, 2013.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31,	August 31,
	2013	2012
Gross carrying amount	$34,532	$34,689
Accumulated amortization	(8,226)	(6,943)
Translation adjustments	(193)	(61)
Net carrying amount	$26,113	$27,685

In April 2013, the Company determined based on its review of events and circumstances that there were indicators that the carrying values of its 2000 Flushes, Spot Shot, Carpet Fresh and X-14 definite-lived intangible assets may not be fully recoverable.  The specific event which existed for each of the trade names was related to the Company’s evaluation work which it started in late April 2013 and was an outcome of discussions with the Board of Directors in March 2013 to explore the strategic alternatives for these homecare and cleaning products in the Americas segment.  As a result of this work being performed by the Company starting in late April 2013, it was determined that there is a likelihood of more than 50% that these trade names will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives.  As a result, management performed the Step 1 recoverability test under Accounting Standards Codification 360-10-35, Impairment or Disposal of Long-Lived Assets, for each of these trade names.  In performing the Step 1 recoverability test, the Company compared the carrying value of each asset group, which was determined to be at the trade name level, to the total of the undiscounted cash flows expected to be received over the remaining useful life of each trade name asset group. In accordance with the guidelines for impairment or disposal of long-lived assets, if the total of the undiscounted cash flows exceeds the carrying value, no additional analysis for impairment is required. If the carrying value exceeds the total of the undiscounted cash flows, the asset group is not fully recoverable and an impairment loss must be calculated (Step 2) and recognized during the period. Based on the results of this recoverability test, the Company determined that the total of the undiscounted cash flows exceeded the carrying value of each of these asset groups as of May 31, 2013.

Although no impairment existed for any of these trade names, the total of the undiscounted cash flows for the 2000 Flushes trade name was not substantially in excess of its carrying value. The 2000 Flushes trade name had a net carrying value of $9.3 million as of May 31, 2013.  While the Company believes the estimates and assumptions used in the Step 1 recoverability test are reasonable, significant changes in estimates of future cash flows such as those caused by unforeseen events or changes in market conditions could warrant a Step 2 fair value determination, which could result in the recognition of an impairment charge. Such events and changes in market conditions include actual results below forecasted results for a prolonged period of time as well as category declines, increased competition, lost distribution, reduced product offerings and the volatility of orders from promotional programs with certain of the Company’s customers, particularly those in the warehouse club and mass retail channels.

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its 1001 trade name intangible asset for the quarter ended May 31, 2013 and thus the Step 1 recoverability test was not performed for this trade name.

In conjunction with the Step 1 recoverability test that was conducted during the third quarter of fiscal year 2013 for the 2000 Flushes, Spot Shot, Carpet Fresh and X-14 trade names, the Company also performed an evaluation of the remaining useful life for  each of  these trade names to determine if they were still appropriate as of May 31, 2013. Based on the results of this evaluation, the Company decided to reduce the remaining useful life of the 2000 Flushes trade name from its remaining useful life of fourteen years and ten months to seven years effective on May 1, 2013. Consequently, the Company began to amortize this trade name on a straight-line basis over its new remaining useful life effective on May 1, 2013. The Company determined that no reduction of the remaining useful lives for the Spot Shot, Carpet Fresh, X-14 and 1001 trade names were warranted as a result of this evaluation.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2013 are summarized below (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of August 31, 2012	$24,714	$2,971	$-	$27,685
Amortization expense	(1,334)	(120)	-	(1,454)
Translation adjustments	-	(118)		(118)
Balance as of May 31, 2013	$23,380	$2,733	$-	$26,113

The estimated amortization expense for the Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, in future fiscal years is as follows (in thousands):

Trade Names
Remainder of fiscal year 2013	$642
Fiscal year 2014	2,564
Fiscal year 2015	2,564
Fiscal year 2016	2,564
Fiscal year 2017	2,564
Thereafter	15,215
Total	$26,113

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Accrued advertising and sales promotion expenses	$9,972	$9,963
Accrued professional services fees	1,705	1,006
Accrued sales taxes	883	839
Accrued other taxes	377	1,243
Other	3,207	3,441
Total	$16,144	$16,492

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Accrued bonuses	$5,420	$1,034
Accrued payroll	2,455	1,802
Accrued profit sharing	1,445	1,714
Accrued payroll taxes	1,227	892
Other	463	462
Total	$11,010	$5,904

Deferred and other long-term liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2013	2012
Supplemental employee retirement plan benefits liability	$555	$598
Other income taxes payable	1,292	1,297
Other	218	61
Total	$2,065	$1,956

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

During the nine months ended May 31, 2013, the Company borrowed an additional  $18.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of May 31, 2013, the Company had a $63.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through May 31, 2013, the Company repurchased 897,940 shares at a total cost of $43.5 million.

Note 10.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$10,267	$9,136	$31,672	$26,512
Less: Net income allocated to participating
securities	(54)	(39)	(153)	(112)
Net income available to common shareholders	$10,213	$9,097	$31,519	$26,400

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Weighted-average common shares
outstanding, basic	15,460	15,872	15,579	15,966
Weighted-average dilutive securities	101	136	103	128
Weighted-average common shares
outstanding, diluted	15,561	16,008	15,682	16,094

There were no anti-dilutive stock options outstanding for the three and nine months ended May 31, 2013 and 2012.

Note 11.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.6 million for the three and nine months ended May 31, 2013, respectively, and $0.2 million and $0.4 million for the three and nine months ended May 31, 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2013.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.9 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of May 31, 2013. This obligation amount was higher at August 31, 2012 but the Company has been taking delivery of this inventory over the last several months.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2013,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2013.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2013.

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

The provision for income taxes was 30.6% and 29.0% of income before income taxes for the three months ended May 31, 2013 and 2012, respectively and 30.6% and 29.3% of income before income taxes for the nine months ended May 31, 2013 and 2012, respectively.  The increase in the effective income tax rate from period to period for both the three months and nine months was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in fiscal year 2012 that did not reoccur in the current fiscal year.

The total amount of unrecognized tax benefits, excluding associated interest and penalties, was $0.9 million as of May 31, 2013, of which $0.7 million would impact the effective tax rate if recognized.  The gross liability for income taxes related to unrecognized tax benefits is included in other long-term liabilities in the Company’s condensed consolidated balance sheets.

The total balance of accrued interest and penalties related to uncertain tax positions was $0.3 million as of May 31, 2013 and August 31, 2012.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and other long-term liabilities in the Company’s condensed consolidated balance sheets. There were no material interest or penalties included in income tax expense for each of the three and nine months ended May 31, 2013 and 2012.

During the three months ended May 31, 2013, the Company released a portion of its reserve for uncertain tax positions, excluding interest, of $0.2 million associated primarily with the expiration of the statute of limitations for years in which the Company recorded a reserve for uncertain tax positions for state tax purposes.  This benefit was partially offset by a charge to tax expense for $0.1 million, excluding interest, relating to a reserve for uncertain tax positions in the current fiscal year.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2010 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2009 are no longer subject to examination. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

As of and for the Three Months Ended May 31:	Americas	Europe	Asia-Pacific	Total
2013
Net sales	$47,677	$32,462	$12,964	$93,103
Income from operations (1)	$5,967	$6,715	$2,276	$14,958
Depreciation and amortization expense	$1,033	$240	$54	$1,327
Interest income	$-	$74	$31	$105
Interest expense	$179	$-	$3	$182
Total assets	$193,129	$109,278	$18,084	$320,491

2012
Net sales	$43,972	$30,100	$12,950	$87,022
Income from operations (1)	$3,637	$7,221	$2,282	$13,140
Depreciation and amortization expense	$887	$281	$48	$1,216
Interest income	$-	$33	$28	$61
Interest expense	$157	$-	$2	$159
Total assets	$184,105	$96,195	$16,394	$296,694

(1)	Income from operations for the Americas segment included corporate expenses of $4.9 million and $5.0 million for the three months ended May 31, 2013 and 2012, respectively.

As of and for the Nine Months Ended May 31:	Americas	Europe	Asia-Pacific	Total
2013
Net sales	$133,249	$100,107	$41,723	$275,079
Income from operations (2)	$14,363	$22,666	$8,229	$45,258
Depreciation and amortization expense	$2,905	$717	$143	$3,765
Interest income	$1	$252	$109	$362
Interest expense	$476	$-	$7	$483
Total assets	$193,129	$109,278	$18,084	$320,491

2012
Net sales	$130,622	$88,227	$39,084	$257,933
Income from operations (2)	$12,571	$17,963	$7,615	$38,149
Depreciation and amortization expense	$2,567	$989	$135	$3,691
Interest income	$1	$90	$91	$182
Interest expense	$478	$-	$6	$484
Total assets	$184,105	$96,195	$16,394	$296,694

(2)	Income from operations for the Americas segment included corporate expenses of $14.7 million and $14.6 million for the nine months ended May 31, 2013 and 2012, respectively.

Net sales by product line are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Multi-purpose maintenance products	$82,150	$73,666	$239,343	$215,886
Homecare and cleaning products	10,953	13,356	35,736	42,047
Total	$93,103	$87,022	$275,079	$257,933

Note 15. Subsequent Events

On June 18, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on July  31, 2013 to shareholders of record on July  16, 2013

On June 18, 2013, the Company’s Board of Directors also approved a new share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2012.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

 Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. We market multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM  product lines. We launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada and select countries in Latin America, Asia and Europe throughout fiscal year 2012 and going into fiscal year 2013.  The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.  In the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. We started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales is to smaller independent bike dealers rather than larger retailers.  As a result of this, initial sales have been immaterial and sales are expected to remain immaterial in its initial year of launch. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2013:

•

Consolidated net sales increased $17.2 million, or 7%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

➢	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE and BLUE WORKS brands, were $239.4 million, up 11% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $35.7 million, down 15% from the same period last fiscal year.

•

Americas segment sales were $133.3 million, up 2% compared to the same period last fiscal year. Europe segment sales were $100.1 million, up 13% compared to the same period last fiscal year. Asia-Pacific segment sales were $41.7 million, up 7% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 50.8% for the nine months ended May 31, 2013 compared to 49.1% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $5.2 million, or 19%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the nine months ended May 31, 2013 were $2.01 versus $1.64 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products.  The Company launched the WD-40 Specialist product line in the U.S. during the first quarter of fiscal year 2012 and continued to launch the product line in Canada and select countries in Latin America, Asia and Europe throughout fiscal year 2012 and going into fiscal year 2013.

•

Share repurchases continue to be executed under the current $50.0 million share buy-back plan, which was approved by the Company’s Board of Directors in December 2011. During the nine months ended May 31, 2013, the Company repurchased an additional 435,039 shares at an average price of $51.23 per share, bringing the total cost of the repurchases to $43.5 million under this plan.

•

The project which we started in early fiscal year 2012 to redesign our supply chain architecture in North America has progressed well and is nearing completion.  Once fully integrated at the end of fiscal year 2013, we expect this redesign to result in overall cost savings within our supply chain network, improved service to our customers and an increase in our inventory over historical levels.  Although we have incurred additional costs and our inventory levels have fluctuated during the transition phases of this project, we have seen some stabilization of our inventory levels and have started to realize net manufacturing cost savings in recent periods as a result of this supply chain redesign.

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

Results of Operations

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$82,150	$73,666	$8,484	12%
Homecare and cleaning products	10,953	13,356	(2,403)	(18)%
Total net sales	93,103	87,022	6,081	7%
Cost of products sold	45,319	43,940	1,379	3%
Gross profit	47,784	43,082	4,702	11%
Operating expenses	32,826	29,942	2,884	10%
Income from operations	$14,958	$13,140	$1,818	14%
Net income	$10,267	$9,136	$1,131	12%
Earnings per common share - diluted	$0.66	$0.57	$0.09	16%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$47,677	$43,972	$3,705	8%
Europe	32,462	30,100	2,362	8%
Asia-Pacific	12,964	12,950	14	-
Total	$93,103	$87,022	$6,081	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$40,264	$34,540	$5,724	17%
Homecare and cleaning products	7,413	9,432	(2,019)	(21)%
Total	$47,677	$43,972	$3,705	8%
% of consolidated net sales	51%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $47.6 million, up $3.7 million, or 8%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $5.7 million, or 17%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 18% and 16%, respectively, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a significant promotional program for the WD-40 multi-use products which was conducted with a key customer during the third quarter of fiscal year 2013 but was not conducted during the same period of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Argentina, Chile, Mexico and Columbia. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was the sales increase of the WD-40 Specialist product line from period to period due to new distribution and product offerings in the U.S. and the launch of this product line in Canada and Latin America during the first quarter of fiscal year 2013.    As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $2.0 million, or 21%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 22% from period to period. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 48%, 29% and 12%, respectively, in the U.S. for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. During the third quarter of fiscal year 2013, management began to evaluate the strategic alternatives for the homecare and cleaning products in the Americas segment.  To date, no decisions have been made relative to the future strategic plans for these brands. See Note 6 – Goodwill and Other Intangible Assets for information on an analysis that the Company was required to prepare as a result of its quarterly review of events and circumstances associated with these homecare and cleaning products.

For the Americas segment,  82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the three months ended May 31, 2013 compared to distribution for the three months ended May 31, 2012, when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$30,817	$28,139	$2,678	10%
Homecare and cleaning products	1,645	1,961	(316)	(16)%
Total	$32,462	$30,100	$2,362	8%
% of consolidated net sales	35%	35%

Sales in the Europe segment increased to $32.5 million, up $2.4 million, or 8%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2013 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $34.0 million in the Europe segment. Thus, on a constant currency basis, sales would have increased by $3.9 million, or 13%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets decreased $0.5 million, or 2%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe segment for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: Iberia, 7%; Italy, 6%; the U.K., 5% and France, 3%. The decreased sales in these regions were slightly offset by the sales increase of 4% in the Germanics region from period to period.

The sales decrease in the direct markets was primarily due to timing of customer orders and a lower level of promotional activities from period to period. Sales from direct markets accounted for 60% of the Europe segment’s sales for the three months ended May 31, 2013 compared to 66% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $2.9 million, or 28%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets and initial sales of the WD-40 Specialist product line in Eastern and Northern Europe. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in the Middle East and Northern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent periods from an economic standpoint than other countries in Europe. The distributor markets accounted for 40% of the Europe segment’s total sales for the three months ended May 31, 2013, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$11,069	$10,987	$82	1%
Homecare and cleaning products	1,895	1,963	(68)	(3)%
Total	$12,964	$12,950	$14	-
% of consolidated net sales	14%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, remained constant at $13.0 million for each of the three months ended May 31, 2013 and 2012. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 64% of the total sales in the Asia-Pacific segment for the three months ended May 31, 2013,  increased $0.2 million, or 2%, for the third quarter of fiscal year 2013 as compared to the same period of the prior fiscal year primarily due to the stable economic conditions which currently exist throughout most of the Asia region.  The distributor markets in the Asia region experienced a sales increase of $0.6 million, or 12%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in South Korea, Japan and Singapore. Sales in China decreased $0.4 million, or 14%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to lower sales associated with promotional programs from period to period. China also has experienced a lower rate of growth for sales over the last several quarters due to adverse economic conditions and the lower level of industrial activities that have existed throughout China in recent periods.

Sales in Australia decreased $0.2 million, or 4%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to a lower level of promotional activities and the unfavorable impact of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have decreased $0.1 million, or 1%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Gross Profit

Gross profit increased to $47.8 million for the three months ended May 31, 2013 compared to $43.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 51.3% for the three months ended May 31, 2013 compared to 49.5% for the corresponding period of the prior fiscal year due to a variety of items which positively impacted gross margin, including sales price increases, the level of discounts offered to our customers, lower manufacturing costs in our Asia-Pacific segment, lower costs resulting from the restructure of our North American supply chain and favorable changes in foreign currency exchange rates. These favorable items were slightly offset by the negative impacts of sales mix changes and increased raw materials costs.

Gross margin was positively impacted by 1.1 percentage points for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets throughout most of fiscal year 2013 and 2012. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily in the Americas segment, positively impacting gross margin by 0.3 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the three months ended May 31, 2013 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. The costs of promotional activities such as sales incentives, trade promotions, coupon offers and cash discounts that we give to our customers are recorded as a reduction to sales. The costs associated with promotional activities that we pay to third parties, which include costs for advertising, administration of coupon programs, consumer promotions, product demonstration, public relations, agency costs, package design expenses and market research costs, are recorded as advertising and sales promotion expenses in our consolidated statements of operations.

In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to our North American supply chain restructure project. We have started to incur lower manufacturing fees from our third-party contract manufacturers and have realized reduced costs in other areas associated with the manufacture and distribution of our products as a result of this supply chain restructure. The activities related to this redesign project started in the first quarter of fiscal year 2012 and have included the consolidation of our third-party contract manufacturers and the restructuring of our distribution center network. These changes, once fully integrated at the end of fiscal year 2013, are expected to improve service delivery to our customers and to reduce overall costs associated with our North American supply chain network. Changes in foreign currency exchange rates also positively impacted gross margin by 0.3 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our Europe segment. Favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.1 percentage points from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Lower manufacturing costs in our Asia-Pacific segment also positively impacted our gross margin by 0.1 percentage points from period to period.

The aforementioned favorable impacts to gross margin were slightly offset by 0.2 percentage points due to higher raw materials costs associated with certain of our homecare and cleaning products.  Gross margin was also negatively impacted by 0.2 percentage points due to unfavorable sales mix changes from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million for each of the three months ended May 31, 2013 and 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2013 increased $3.0 million, or 13%, to $25.7 million from $22.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.6% for the three months ended May 31, 2013 from 26.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $3.3 million for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. This increase was primarily due to higher bonus expense and annual compensation increases from period to period. Based on our most recent forecast and estimates in the third quarter of fiscal year 2013, we expect that achievement of the profit performance metrics required to trigger payout of bonuses will be significantly higher in fiscal year 2013 as compared to the prior fiscal year. Travel and meeting expenses increased $0.3 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Freight costs increased $0.2 million primarily due to increased diesel costs and higher sales volumes for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. These increases in SG&A expenses were partially offset by a $0.3 million decrease in  professional services costs period over period primarily due to lower legal fees. Changes in foreign currency exchange rates decreased SG&A expenses by $0.4 million for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses decreased by $0.1 million period over period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.4 million for the each of the three months ended May 31, 2013 and 2012.  Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses were $6.6 million and  $6.7 million for the three months ended May 31, 2013 and 2012, respectively. As a percentage of net sales, these expenses decreased to 7.1% for the three months ended May 31, 2013 from 7.7% for the corresponding period of the prior fiscal year. The slight decrease in advertising and sales promotion expenses was primarily due to a higher level of advertising and promotional activities in our Europe segment, which were more than offset by a lower level of activities in the Asia-Pacific segment and the lower costs associated with different types of promotional programs that were conducted in the Americas segment from period to period. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on advertising and sales promotion expenses for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. On a constant currency basis, advertising and sales promotion expenses would have increased by $0.1 million period over period. Investment in global advertising and sales promotion expenses for fiscal year 2013 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2013 were $4.7 million compared to $5.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.3 million and $11.8 million for the three months ended May 31, 2013 and 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant $0.5 million for each of the three months ended May 31, 2013 and 2012.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas (1)	$5,967	$3,637	$2,330	64%
Europe	6,715	7,221	(506)	(7)%
Asia-Pacific	2,276	2,282	(6)	-
	$14,958	$13,140	$1,818	14%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment increased to $5.9 million, up $2.3 million, or 64%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $3.7 million and higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 48.1% to 51.3% period over period. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases, the lower level of discounts offered to our customers and favorable sales mix changes, all of which were slightly offset by the increased costs of petroleum-based materials and aerosol cans and increased manufacturing costs. The higher level of sales from period to period in the Americas segment was accompanied by a $1.0 million increase in total operating expenses, a portion of which relates to higher bonus expense. Operating income as a percentage of net sales increased from 8.3% to 12.5% period over period.

Europe

Income from operations for the Europe segment decreased to $6.7 million, down $0.5 million, or 7%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a $2.4 million increase in sales and a slightly higher gross margin, which were both more than offset by increased operating expenses from period to period. As a percentage of net sales, gross profit for the Europe segment slightly increased from 52.7% to 52.9% period over period primarily due to the favorable impact of sales price increases and fluctuations in the exchange rates for the Euro against the Pound Sterling. These favorable impacts were mostly offset by the effects of sales mix changes and other miscellaneous costs. Total operating expense for the Europe segment increased by $1.8 million primarily due to significantly higher bonus expense from period to period. Operating income as a percentage of net sales decreased from 24.0% to 20.7% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment remained constant at $2.3 million for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Operating income as a percentage of net sales for the Asia-Pacific segment also remained constant at 17.6% for each of the three months ended May 31, 2013 and 2012.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2013	2012	Change
Interest income	$105	$61	$44
Interest expense	$182	$159	$23
Other expense, net	$94	$170	$(76)
Provision for income taxes	$4,520	$3,736	$784

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Other Expense, Net

Other expense, net decreased $0.1 million for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange losses from period to period.

Provision for Income Taxes

The provision for income taxes was 30.6% and 29.0% of income before income taxes for the three months ended May 31, 2013 and 2012, respectively. The increase in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in fiscal year 2012 that did not reoccur in the current fiscal year.

Net Income

Net income was $10.3 million, or $0.66 per common share on a fully diluted basis for the three months ended May 31, 2013 compared to $9.1 million, or $0.57 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on net income for the three months ended May 31, 2013. Thus, on a constant currency basis, consolidated net income would have increased $1.4 million, or 15%, for the three months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Nine Months Ended May 31, 2013 Compared to Nine Months Ended May 31, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$239,343	$215,886	$23,457	11%
Homecare and cleaning products	35,736	42,047	(6,311)	(15)%
Total net sales	275,079	257,933	17,146	7%
Cost of products sold	135,442	131,370	4,072	3%
Gross profit	139,637	126,563	13,074	10%
Operating expenses	94,379	88,414	5,965	7%
Income from operations	$45,258	$38,149	$7,109	19%
Net income	$31,672	$26,512	$5,160	19%
Earnings per common share - diluted	$2.01	$1.64	$0.37	23%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$133,249	$130,622	$2,627	2%
Europe	100,107	88,227	11,880	13%
Asia-Pacific	41,723	39,084	2,639	7%
Total	$275,079	$257,933	$17,146	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$108,451	$99,696	$8,755	9%
Homecare and cleaning products	24,798	30,926	(6,128)	(20)%
Total	$133,249	$130,622	$2,627	2%
% of consolidated net sales	49%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $133.3 million, up $2.7 million, or 2%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $8.8 million, or 9%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 10% and 9%, respectively, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher overall level of promotional activities for the WD-40 multi-use products that were conducted during the first nine months of fiscal year 2013 as compared to the corresponding period of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Argentina, Chile, Mexico and Columbia.  Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was the sales increase of the WD-40 Specialist product line from period to period due to new distribution and product offerings in the U.S. and the launch of this product line in Canada and Latin America during the first quarter of fiscal year 2013. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $6.1 million, or 20%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 42%, 26% and 16%, respectively, in the U.S. for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for each of the nine months ended May 31, 2013 and 2012.

Europe

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$94,686	$82,423	$12,263	15%
Homecare and cleaning products	5,421	5,804	(383)	(7)%
Total	$100,107	$88,227	$11,880	13%
% of consolidated net sales	36%	34%

Sales in the Europe segment increased to $100.1 million, up $11.9 million, or 13%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Sweden and the Netherlands). Overall, sales from direct markets increased $6.1 million, or 11%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe segment for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: the Germanics sales region, 17%; the U.K., 13%; France, 10% and Italy, 2%. The increased sales in these regions were slightly offset by the sales decrease of 2% in Iberia from period to period.

The sales increase in the direct markets was primarily due to new distribution and the positive impacts of sales price increases which were implemented in certain locations and markets throughout Europe during the second quarter of fiscal year 2013. Although sales in the direct markets increased period over period, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period. To date in our fiscal year 2013, the Europe economy has started to show signs of stabilization and this has positively impacted our sales levels, but it is uncertain whether this stability will continue into future periods. Sales from direct markets accounted for 63% of the Europe segment’s sales for the nine months ended May 31, 2013 compared to 64% of the Europe segment’s sales for the corresponding period of the prior fiscal year.

In the countries in which we sell through local distributors, sales increased $5.8 million, or 18%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products and initial sales of the WD-40 Specialist product line in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in the Middle East and Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent periods from an economic standpoint than other countries in Europe. The distributor markets accounted for 37% of the Europe segment’s total sales for the nine months ended May 31, 2013, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$36,205	$33,768	$2,437	7%
Homecare and cleaning products	5,518	5,316	202	4%
Total	$41,723	$39,084	$2,639	7%
% of consolidated net sales	15%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $41.7 million, up $2.6 million, or 7%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment for the nine months ended May 31, 2013,  increased $2.0 million, or 8%, as compared to the same period of the prior fiscal year primarily due to the stable economic conditions which currently exist throughout most of the Asia region.  The distributor markets in the Asia region experienced a sales increase of $2.5 million, or 14%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, South Korea and the Philippines.  Sales in China decreased $0.5 million, or 6%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to a lower level of sales which resulted from promotional activities year over year. China also has experienced a lower rate of growth for sales over the last several quarters due to adverse economic conditions and the lower level of industrial activities that have existed throughout China in recent periods.

Sales in Australia increased $0.6 million, or 5%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to a higher level of promotional activities and the ongoing growth of our base business.

Gross Profit

Gross profit increased to $139.6 million for the nine months ended May 31, 2013 compared to $126.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 50.8% for the nine months ended May 31, 2013 compared to 49.1% for the corresponding period of the prior fiscal year due to a variety of items which positively impacted gross margin, including sales price increases, the level of discounts offered to our customers, lower manufacturing costs in our Asia-Pacific segment, lower costs resulting from the restructure of our North American supply chain and sales mix changes. These favorable items were partially offset by the negative impacts of changes in foreign currency exchange rates, costs associated with petroleum-based materials and aerosol cans and other raw materials costs.

Gross margin was positively impacted by 1.1 percentage points for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets throughout most of fiscal year 2013 and 2012.  Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily in the Americas segment, positively impacting gross margin by 0.5 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the nine months ended May 31, 2013 compared to the corresponding period in the prior fiscal year. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to our North American supply chain restructure project. We incurred higher warehousing costs, handling fees and freight costs, all of which are associated with the storage and movement of our product between our third-party contract manufacturers and distribution centers, during much of fiscal year 2013 compared to the prior fiscal year. These increased costs were more than offset by the lower manufacturing fees from our third-party contract manufacturers that we have started to realize as a result of this supply chain restructure. Lower manufacturing costs in our Asia-Pacific segment positively impacted gross margin by 0.1 percentage points and sales mix changes and other miscellaneous costs positively impacted gross margin by 0.2 percentage points from period to period.

The aforementioned favorable impacts to gross margin were slightly offset by 0.2 percentage points due to higher raw materials costs associated with certain of our homecare and cleaning products. Changes in foreign currency exchange rates also negatively impacted gross margin by 0.2 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our Europe segment from period to period. Gross margin was negatively impacted by 0.1 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $11.8 million and $11.6 million for the nine months ended May 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2013 increased $7.6 million, or 11%, to $74.9 million from  $67.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.2% for the nine months ended May 31, 2013 from 26.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $7.5 million for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. This increase was primarily due to higher bonus expense, annual compensation increases and increased headcount from period to period. Based on our most recent forecast and estimates in the first nine months of fiscal year 2013, we expect that achievement of the profit performance metrics required to trigger payout of bonuses will be significantly higher in fiscal year 2013 as compared to the prior fiscal year. Travel and meeting expenses increased $0.7 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.2 million primarily due to increased diesel costs and higher sales volumes for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year. Other miscellaneous expenses increased by $0.1 million period over period. These increases in SG&A expenses were slightly offset by a $0.7 million decrease in  professional services costs period over period primarily due to lower legal fees. Changes in foreign currency exchange rates decreased SG&A expenses by $0.2 million for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.6 million and $3.8 million for the nine months ended May 31, 2013 and 2012, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2013 decreased $1.5 million, or 8%, to $18.0 million from $19.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.5% for the nine months ended May 31, 2013 from 7.5% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2013 were $13.3 million compared to $15.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $31.3 million and $35.0 million for the nine months ended May 31, 2013 and 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.5 million and $1.7 million for the nine months ended May 31, 2013 and 2012, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas (1)	$14,363	$12,571	$1,792	14%
Europe	22,666	17,963	4,703	26%
Asia-Pacific	8,229	7,615	614	8%
	$45,258	$38,149	$7,109	19%

(1)	Income from operations for the Americas segment includes corporate expenses, none of which are allocated to the other segments.

Americas

Income from operations for the Americas segment increased to $14.4 million, up $1.8 million, or 14%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $2.7 million. As a percentage of net sales, gross profit for the Americas segment increased from 48.5% to 50.7% period over period. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases, a lower level of discounts offered to our customers and the net lower costs associated with the restructure of our North American supply chain, all of which were partially offset by the increased costs of petroleum-based materials and aerosol cans, unfavorable sales mix changes and increased miscellaneous costs. The higher level of sales in the Americas segment from period to period was accompanied by a $2.4 million increase in total operating expense, the majority of which relates to increased bonus expense from period to period.  Operating income as a percentage of net sales increased from 9.6% to 10.8% period over period.

Europe

Income from operations for the Europe segment increased to $22.7 million, up $4.7 million, or 26%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $11.9 million and higher gross margin. As a percentage of net sales, gross profit for the Europe segment increased from 51.6% to 52.7% period over period primarily due to the favorable impact of sales price increases, sales mix changes and slightly decreased costs of petroleum-based materials in Europe, all of which were partially offset by the unfavorable impact of foreign currency exchange rates due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling. The higher level of sales for the Europe segment from period to period was accompanied by an increase in total operating expenses of $2.5 million, most of which was attributable to a higher annual bonus expense from period to period. Operating income as a percentage of net sales increased from 20.4% to 22.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.2 million, up $0.6 million, or 8%, for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $2.6 million and higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.0% to 46.1% from period to period primarily due to the combined effects of sales price increases, lower manufacturing costs, and favorable sales mix changes in the Asia-Pacific region, which were slightly offset by a higher level of discounts offered to certain customers. Operating income as a percentage of net sales remained relatively constant at 19.7% and 19.5% for the nine months ended May 31, 2013 and 2012, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2013	2012	Change
Interest income	$362	$182	$180
Interest expense	$483	$484	$(1)
Other income (expense), net	$493	$(342)	$835
Provision for income taxes	$13,958	$10,993	$2,965

Interest Income

Interest income increased $0.2 million for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased cash balances at our U.K. subsidiary which are being held in higher yielding accounts and short-term investments.

Interest Expense

Interest expense remained relatively constant for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

Other Income (Expense), Net

Other income (expense), net changed by $0.8 million for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the nine months ended May 31, 2013 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.6% and 29.3% of income before income taxes for the nine months ended May 31, 2013 and 2012, respectively. The increase in the effective income tax rate from period to period was primarily driven by the release of uncertain tax position reserves associated with expiring statutes in fiscal year 2012 that did not reoccur in the current fiscal year.

Net Income

Net income was $31.7 million, or $2.01 per common share on a fully diluted basis for the nine months ended May 31, 2013 compared to $26.5 million, or $1.64 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2013 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Gross margin	51%	50%	51%	49%
Cost of doing business as a
percentage of net sales	34%	33%	33%	33%
EBITDA as a percentage of net sales	17%	16%	18%	16%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Total operating expenses - GAAP	$32,826	$29,942	$94,379	$88,414
Amortization of definite-lived
intangible assets	(523)	(504)	(1,454)	(1,669)
Depreciation (in operating departments)	(483)	(417)	(1,354)	(1,189)
Cost of doing business	$31,820	$29,021	$91,571	$85,556
Net sales	$93,103	$87,022	$275,079	$257,933
Cost of doing business as a percentage
of net sales	34%	33%	33%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income - GAAP	$10,267	$9,136	$31,672	$26,512
Provision for income taxes	4,520	3,736	13,958	10,993
Interest income	(105)	(61)	(362)	(182)
Interest expense	182	159	483	484
Amortization of definite-lived
intangible assets	523	504	1,454	1,669
Depreciation	804	712	2,311	2,022
EBITDA	$16,191	$14,186	$49,516	$41,498
Net sales	$93,103	$87,022	$275,079	$257,933
EBITDA as a percentage of net sales	17%	16%	18%	16%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $36.2 million for the nine months ended May 31, 2013 compared to $26.4 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the nine months ended May 31, 2013, we borrowed an additional $18.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of May 31, 2013, we had a $63.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At May 31, 2013,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At May 31, 2013, we had a total of $52.3 million in cash and cash equivalents. Of this balance, $33.0 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at May 31, 2013, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2013	2012	Change
Net cash provided by operating activities	$36,158	$26,401	$9,757
Net cash used in investing activities	(37,258)	(1,925)	(35,333)
Net cash used in financing activities	(14,678)	(6,680)	(7,998)
Effect of exchange rate changes on cash and cash equivalents	(1,668)	(2,480)	812
Net (decrease) increase in cash and cash equivalents	$(17,446)	$15,316	$(32,762)

Operating Activities

Net cash provided by operating activities increased $9.8 million to $36.2 million for the nine months ended May 31, 2013 from $26.4 million for the corresponding period of the prior fiscal year. This increase from period to period was due to higher net income and changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable and inventories.

Accrued payroll and related expenses increased from period to period primarily due to higher bonus accruals in fiscal year 2013. Based on our most recent forecast and estimates in the first nine months of fiscal year 2013, we expect that our achievement of the sales and other profit performance metrics required to trigger payout of bonuses will be significantly higher in fiscal year 2013 as compared to the prior fiscal year. Trade accounts receivable balances increased for the nine months of fiscal year 2013 whereas the balances decreased for the nine months of fiscal year 2012 primarily due to changing sales volumes and the timing of payments received from customers from period to period.

Although inventory levels increased during both the nine months ended May 31, 2013 and 2012, the increase was much more significant during the first nine months of fiscal year 2012 when we started our North American supply chain restructure project.  The significant increase in inventory during the first nine months of fiscal year 2012 was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of this redesign of our supply chain architecture.  As a result of this new supply chain structure in North America, we carry higher levels of inventory than we have held in periods prior to fiscal year 2012 since we are moving product more quickly into our third-party distribution centers which is company-owned inventory.  Inventory balances at August 31, 2012 and May 31, 2013 included $3.6 million and $1.9 million, respectively, of product (including raw materials, components and finished products) that we are obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them in the fourth quarter of fiscal year 2012 and which continues to be the subject of pending litigation.

Investing Activities

Net cash used in investing activities increased $35.3 million to $37.2 million for the nine months ended May 31, 2013 from $1.9 million for the corresponding period of the prior fiscal year primarily due to the purchase of $35.4 million in short-term investments that was made by our U.K. subsidiary during the nine months ended May 31, 2013 and the lower level of proceeds from the sales of property and equipment from period to period. Proceeds from the sales of property and equipment were unusually high during the first nine months of fiscal year 2012 due to the sale of our warehouse facility that was located in Memphis, Tennessee. These increases were slightly offset by a decrease of $1.1 million in purchases of property and equipment from period to period.

Financing Activities

Net cash used in financing activities increased $8.0 million to $14.7 million for the nine months ended May 31, 2013 from $6.7 million for the corresponding period of the prior fiscal year primarily due to the change in the level of net cash inflows associated with our revolving line of credit and payments made on our debt balances.  During the first nine months of fiscal year 2012, we drew $99.6 million on our line of credit and we used $65.3 million of these funds to pay off our term loan and to make repayments on the line of credit.  In the first nine months of the current fiscal year, we only drew $18.0 million on the line of credit and made no such repayments of debt. In addition, there was an  $8.6 million decrease in treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.7 million and $2.5 million for the nine months ended May 31, 2013 and 2012, respectively. The change of $0.8 million is due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period.  During the first nine months of fiscal year 2013, the Pound Sterling to U.S. Dollar exchange rate decreased from 1.5824 to 1.5167 whereas it decreased from 1.6352 to 1.5578 during the first nine months of fiscal year 2012.

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

Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.9 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of May 31, 2013. This obligation amount was higher at August 31, 2012 but the Company has been taking delivery of this inventory over the last several months.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2013, no such commitments were outstanding.

Share Repurchase Plan

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through  May 31, 2013, the Company repurchased 897,940 shares at a total cost of $43.5 million.

Dividends

On June 18, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on July 31, 2013 to shareholders of record on July 16, 2013. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Our critical accounting policies are discussed in more detail in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.6 million for the three and nine months ended May 31, 2013, respectively, and $0.2 million and $0.4 million for the three and nine months ended May 31, 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2013, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, which was filed with the SEC on October 22, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect through December 12, 2013, the Company is authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through May 31, 2013, the Company repurchased 897,940 shares at a total cost of $43.5 million.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2013. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2013 and March 29, 2013 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			(c) Total Number	(d) Maximum
			of Shares	Dollar Value of
	(a) Total		Purchased as Part	Shares that May
	Number of	(b) Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	93,321	$54.12	$93,321	$11,294,324
April 1 - April 30	54,911	$53.95	54,911	$8,330,643
May 1 - May 31	33,849	$55.03	33,849	$6,467,311
Total	182,081	$54.24	$182,081

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 9, 2013	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)