Form 10-K
period 2013-08-31
WD 40 CO
filed 2013-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer    ☑     Accelerated filer    ☐     Non-accelerated filer    ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2013 was approximately $792,284,408.

As of October 17, 2013,  there were 15,261,492 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 10, 2013 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2013

TABLE OF CONTENTS

PART I		Page

Item 1.	Business.............................................................................................................................................................................	4
Item 1A.	Risk Factors...............................................................................................................................................................................	8
Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	18
Item 2.	Properties...................................................................................................................................................................................	18
Item 3.	Legal Proceedings.......................................................................................................................................................................	19
Item 4.	Mine Safety Disclosures...........................................................................................................................................................	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.....	21
Item 6.	Selected Financial Data.............................................................................................................................................................	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................................	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.................................................................................................	47
Item 8.	Financial Statements and Supplementary Data.......................................................................................................................	47
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............................................	48
Item 9A.	Controls and Procedures...........................................................................................................................................................	48
Item 9B.	Other Information.......................................................................................................................................................................	49

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.....................................................................................................	50
Item 11.	Executive Compensation...........................................................................................................................................................	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence.....................................................................	51
Item 14.	Principal Accountant Fees and Services...................................................................................................................................	51

PART IV

Item 15.	Exhibits, Financial Statement Schedules.................................................................................................................................	52

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

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands, and it intends to continue to work on future product, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development team supports new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands.  Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™ which is a non-aerosol Spot Shot trigger product, Blue Works®  product line, and a mildew stain remover under the X-14 brand. In addition, the Company launched a new WD-40 Specialist® product line, which consists of certain specialty maintenance products aimed at an expanded group of end users that currently uses WD-40 multi-use product, during fiscal year 2012. The Company also formed WD-40 Bike Company LLC, a new business unit focused on the development of a comprehensive line of bicycle maintenance products for cyclists and mechanics, during the fourth quarter of fiscal year 2012. The Company launched the WD-40 Bike™ product line in the United States (“U.S.”) during fiscal year 2013.

The Company’s core strategic initiatives and the areas where it will continue to focus its time, talent and resources in future periods include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) leveraging the WD-40 brand to develop new products and categories within the Company’s prioritized platforms; (iii) expanding product and revenue base; (iv) attracting, developing and retaining people; and (v) operating with excellence.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K. and Australia.

Financial Information about Operating Segments

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following three segments:

•	Americas segment consists of the U.S., Canada and Latin America;
•	Europe, Middle East and Africa (“EMEA”) segment consists of countries in Europe, the Middle East and Africa; and
•	Asia-Pacific segment consists of Australia, China and other countries in the Asia region.

The Company’s management reviews product performance on the basis of sales, which comes from its two product groups – multi-purpose maintenance products and homecare and cleaning products. The Company sells its products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers. The financial information required by this item is included in Note 16 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

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

The Blue Works brand consists of a line of industrial grade, specialty maintenance products that include lubricants, penetrants, degreasers and cleaners designed specifically for the needs of industrial users. Blue Works products were launched in the U.S. during the second quarter of fiscal year 2010 and in selected markets in Europe in early fiscal year 2011. Since sales of the Blue Works products have not been material since its launch, the Company started to discontinue sales of this brand in the U.S. in fiscal year 2013. The Company expects to  phase out sales of the Blue Works products in most locations in the near term. Due to the phasing out of the Blue Works brand, discussions of this brand will not be included in the Company’s future reports.

WD-40 Specialist consists of a line of best-in-class performing specialty problem solving products that include penetrants, water resistant silicone sprays, corrosion inhibitors and rust removers that are aimed at an expanded group of end users that currently uses the WD-40 multi-use product. The Company launched the WD-40 Specialist product line in the U.S. during the first quarter of fiscal year 2012 and in Canada and select countries in Latin America, Asia and Europe throughout fiscal years 2012 and 2013.  The launch of this product line has used the same established distribution channels where the Company currently sells its existing products.

WD-40 Bike Company LLC is a business unit that the Company formed as part of its focus on global innovation and product development.  The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company started to launch certain products in this line in the U.S. during the first quarter of fiscal year 2013, but the focus for such sales has been to smaller independent bike dealers rather than larger retailers.  As a result of this, initial sales have been immaterial and sales are expected to remain immaterial in the near term.

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

The homecare and cleaning products are considered harvest brands providing positive returns to the Company, but they are becoming a smaller part of the business as the multi-purpose maintenance products sales grow as the Company executes its core strategic initiatives. The Company began to evaluate the strategic alternatives for certain of its homecare and cleaning products during the third quarter of fiscal year 2013. To date, no decisions have been made relative to the future strategic plans for these brands.

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

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team engages in consumer research, product development, including those associated with the WD-40 Bike business unit, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $7.2 million, $5.1 million and $5.5 million in fiscal years 2013, 2012 and 2011, respectively. None of this research and development activity was customer-sponsored.

Manufacturing

The Company outsources directly or through its marketing distributors the manufacturing of its finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the United States, Canada, Mexico, Brazil, Argentina, Columbia, the U.K., Italy, Australia, Japan, China, South Korea and India. Although the Company does not typically have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers.  The Company also formulates and manufactures concentrate used in its WD-40 products at its own facilities and at third-party contract manufacturers.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives.

Order Backlog

Order backlog is not a significant factor in the Company’s business.

Competition

The markets for the Company’s products, particularly those related to its homecare and cleaning products, are highly competitive. The Company’s products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. The Company is aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of the Company. The Company relies on the awareness of its brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and its multiple channel distributions as its primary strategies. New products typically encounter intense competition, which may require advertising and promotional support and activities. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required in order to maintain its relative market position.

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40 brand, 3-IN-ONE, Blue Works, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered or have pending registration in various countries throughout the world.

Employees

At August 31, 2013, the Company employed 369 people worldwide: 154 by the United States parent corporation; 6 by the Malaysia subsidiary; 9 by the Canada subsidiary; 134 by the U.K. subsidiary (including 59 in the U.K., 26 in Germany, 25 in France, 16 in Spain and 8 in Italy); 17 by the Australia subsidiary; 45 by the China subsidiary; 2 by WD-40 Bike Company; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

Financial Information about Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 16 - Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

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

There is no assurance that the Company will be able to implement and successfully manage its core strategic initiatives, including its five major strategic initiatives, or that the core strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s five major strategic initiatives include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) leveraging the WD-40 brand to develop new products and categories within the Company’s prioritized platforms; (iii) expanding product and revenue base; (iv) attracting, developing and retaining people; and (v) operating with excellence. If the Company is unable to implement and successfully manage its core strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its core strategic initiatives will necessarily advance its business or financial results as intended.

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

A general weakening or decline in the global economy or a reduction in business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers, including mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets and industrial distributors and suppliers. Consumer purchases of discretionary items, which could include the Company’s multi-purpose maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. During unfavorable or uncertain economic times, consumers may also increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations. In addition, adverse global economic conditions could result in a lower level of manufacturing and industrial activities, particularly in areas such as China where the Company primarily sells its products through the industrial channel.

The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business.  If economic or market conditions in the United States or other key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.  In recent years, the banking system and financial markets have experienced disruptions, including among other things, bank failures and consolidations, diminished liquidity and credit availability and rating downgrades. In addition, global markets have continued to experience adverse conditions in recent periods, particularly in Europe where there are ongoing concerns regarding the increased sovereign debt levels in several countries and the inability of some of those countries to meet future financial obligations, and the associated overall volatility of the Euro currency. Although these factors are outside of the Company’s control, they directly affect its business. The slow pace of economic recovery or any new economic downturn or recession could cause the Company’s customers to delay or significantly decrease their purchases, which could reduce the Company’s future sales and negatively impact its results of operations and cash flows.

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

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its core strategic initiatives, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, (iii) introduce its products to new users and (iv) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in mature markets where the Company’s products are widely used as compared to in developing markets where the Company’s products have been newly introduced or are not well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases.  In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives.  If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

The Company faces significant competition in its markets which could lead to reduced profitability.

The Company faces significant competition from other consumer products companies, both in the U.S. and in other global markets. Many of the Company’s products, particularly its homecare and cleaning products, compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of the Company’s customers in certain categories, which are typically sold at lower prices.  The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, from time to time the Company discovers products in the marketplace that are counterfeit reproductions of its products. The availability of counterfeits of the Company’s products, particularly in China and Russia, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers and meeting end users needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements in order to maintain its relative market position.

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company. In addition, the Company’s competitors may attempt to gain market share and shelf space by offering products at sales prices at or below those typically offered by the Company.

Competitive activity may require the Company to increase its investment in marketing or reduce its sales prices and this may lead to reduced profit margins,  a loss of market share or loss of distribution, each of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 61% of consolidated net sales in fiscal year 2013 and one of its core strategic initiatives includes maximizing the WD-40 brand through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s international markets, including Latin America, the Middle East, parts of Asia, Russia, Eastern Europe and the Eurozone countries;
•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;
•	challenges associated with conducting business in foreign jurisdictions;
•	increasing complexity associated with operating in multiple international tax jurisdictions;
•	dispersed employee base and compliance with employment regulations and other labor issues, including unionization and minimum wages, in countries outside the U.S.; and
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

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

The Company is subject to a new SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and this rule will require management to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals”, are contained in the Company’s products and whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Among other things, the implementation of this rule could adversely affect the sourcing, availability and pricing of such materials if they are found to be used in the manufacture of the Company’s products, and this in turn could affect the costs associated with the Company’s products. In addition, there will be ongoing costs associated with the compliance and disclosures for this new rule. Since the Company’s supply chain structure is complex, management may have difficulty verifying the origin of these materials and if they exist within the Company’s products and, as a result, the Company may be unable to certify that its products are DRC conflict mineral free.

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

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name is impaired. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value.

An intangible asset valuation is dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. While the Company believes that the estimates and assumptions used in such analyses are reasonable, actual events and results could differ substantially from those included in the valuation. In the event that business conditions change in the future, the Company may be required to reassess and update its forecasts and estimates used in subsequent impairment analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time. For additional information, refer to the information set forth in Note 6 – Goodwill and Other Intangible Assets of the consolidated financial statements, included in Item 15 of this report.

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

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals or core strategic initiatives, then the Company’s actual performance could vary materially from its internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. The Company’s operating results and financial performance may be negatively influenced by a number of factors, many of which are discussed in this Item 1A “Risk Factors”.

In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results and financial condition of the Company. To some extent, the Company plans its expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results may be adversely affected by reduced operating margins due to actual expense levels that are higher than might otherwise have been appropriate.

Failure to maximize or to successfully assert the Company’s intellectual property rights or infringement by the Company on the intellectual property rights of others could impact its competitiveness or otherwise adversely affect the Company’s financial condition and results of operations.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. Although the Company has established a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

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

The Company relies extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers, to conduct its business. System failure, malfunction or loss of data which is housed in the Company’s critical information systems could disrupt its ability to timely and accurately process transactions and produce key financial reports, including information on the Company’s operating results, financial position and cash flows. In addition, information technology security threats and more sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems and networks, as well as to the confidentiality, availability and integrity of the Company’s data. The Company’s information systems could be damaged or cease to function properly due to a number of reasons, including catastrophic events, power outages and security breaches. Although the Company has certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner.  As a result, the Company may experience interruptions in its ability to manage its daily operations and this could adversely affect the Company’s business, financial condition and results of operations.

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

In addition, the Company’s U.K. subsidiary is currently in the process of implementing a major upgrade to its critical information system.  This information system is used by the U.K. subsidiary to process all of the daily transactions for the U.K. subsidiary and its branch offices located in Europe and to produce key financial reports for the European operations. If the U.K. subsidiary experiences difficulties in implementing or going live with this upgraded information system at its various locations, the Company may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

The Company’s current debt consists of a revolving credit facility and management has used the proceeds of this revolving credit facility primarily for stock repurchases. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company’s loan agreements typically include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2012, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.29 per share to $0.31 per share.

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

Changing laws, regulations and standards relating to accounting and financial reporting, corporate governance and public disclosure, including new SEC regulations such as those required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, new NASDAQ Stock Market rules, new accounting requirements, including any that result from the joint convergence projects of the Financial Accounting Standards Board and the International Accounting Standards Board, and the potential future requirement to transition to international financial reporting standards, may create uncertainty and additional burdens and complexities for the Company. To maintain high standards of accounting and financial reporting, corporate governance and public disclosure, the Company intends to invest all reasonably necessary resources to comply with all such evolving standards and requirements. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities, either of which could negatively impact the Company’s business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, which is located at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida, a research and development office in Summit, New Jersey and office space in Toronto, Ontario, Canada.

EMEA

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, located in Milton Keynes, United Kingdom. In addition, the Company leases space for its branch offices in Germany, France, Italy, Spain,  Portugal and the Netherlands.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia,  Shanghai, China and Kuala Lumpur, Malaysia.

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

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC also asserts that it has been harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises.  The Company believes the case is without merit and will vigorously defend this matter. At this stage in the litigation, the Company does not believe that a loss is probable and management is unable to reasonably estimate a possible loss or range of possible loss.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2013:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	57	1997	President and Chief Executive Officer
Jay W. Rembolt	62	2008	Vice President, Finance and Chief Financial Officer
Michael J. Irwin	50	2008	Executive Vice President, Global Business Development Group
Graham P. Milner	59	2002	Executive Vice President, Global Business Development Group
Michael L. Freeman	60	2002	Division President, The Americas
Geoffrey J. Holdsworth	51	1997	Managing Director, Asia-Pacific
William B. Noble	55	1996	Managing Director, WD-40 Company Ltd. (U.K.)

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

Mr. Irwin joined the Company in 1995 as Director of U.S. Marketing, and he was subsequently promoted to Director of Marketing, The Americas. He was named Vice President, Marketing, The Americas in 1998, Senior Vice President, Chief Financial Officer and Treasurer in 2001, Executive Vice President in 2002, and Executive Vice President, Strategic Development in 2008.   In 2013, he was appointed to his current position of Executive Vice

President, Global Business Development Group and has been supporting the activities associated with the WD-40 Bike business unit since its formation.

Mr. Milner joined the Company in 1992 as International Director. He was named Vice President, Sales and Marketing, The Americas, in 1997, Senior Vice President, The Americas, in 1998, and Executive Vice President, Global Innovation and Chief Branding Officer in 2002.  He was then appointed to his current position of Executive Vice President, Global Business Development Group in 2013 and has been supporting the activities associated with the WD-40 Bike business unit since its formation.

Mr. Freeman joined the Company in 1990 as Director of Marketing and was promoted to Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in 1996, and was named Senior Vice President, Operations in 2001 and Division President, The Americas, in 2002.

Mr. Holdsworth joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager and was promoted to his current position of Managing Director, Asia-Pacific in 1997.

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

	Fiscal Year 2013			Fiscal Year 2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$54.42	$45.12	$0.29	$47.29	$35.37	$0.27
Second Quarter	$55.18	$45.59	$0.31	$45.05	$39.25	$0.29
Third Quarter	$57.50	$51.31	$0.31	$47.50	$41.47	$0.29
Fourth Quarter	$64.23	$53.35	$0.31	$51.81	$45.88	$0.29

On October 17, 2013, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $66.50 per share, and there were 15,261,492 shares of common stock outstanding held by approximately 867 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2012, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.29 per share to $0.31 per share.  On October 4, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on October 31, 2013 to shareholders of record on October 21, 2013.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect through December 12, 2013, the Company was authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through July 31, 2013, the Company repurchased 1,013,400 shares at a total cost of $50.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On June 18, 2013, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2013, the Company repurchased 45,633 shares at a total cost of $2.7 million.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2013. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 3, 2013 and June 28, 2013 and between August 16, 2013 and August 26, 2013 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	90,293	$55.35	90,293	$1,467,365
July 1 - July 31	25,167	$58.28	25,167	$-
August 1 - August 31	45,633	$58.62	45,633	$57,324,196
Total	161,093	$56.74	161,093

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2013	2012	2011	2010	2009
Net sales	$368,548	$342,784	$336,409	$321,516	$292,002
Cost of products sold	179,385	174,302	168,297	156,210	147,469
Gross profit	189,163	168,482	168,112	165,306	144,533
Operating expenses	132,526	116,753	113,980	110,108	104,688
Income from operations	56,637	51,729	54,132	55,198	39,845
Interest and other income (expense), net	230	(816)	(601)	(1,641)	(1,521)
Income before income taxes	56,867	50,913	53,531	53,557	38,324
Provision for income taxes	17,054	15,428	17,098	17,462	12,037
Net income	$39,813	$35,485	$36,433	$36,095	$26,287

Earnings per common share:
Basic	$2.55	$2.22	$2.16	$2.17	$1.59
Diluted	$2.54	$2.20	$2.14	$2.15	$1.58
Dividends per share	$1.22	$1.14	$1.08	$1.00	$1.00
Weighted-average shares outstanding -
diluted	15,619	16,046	16,982	16,725	16,656
Total assets	$323,064	$300,870	$279,777	$289,108	$262,617
Long-term obligations (1)	$25,912	$25,963	$24,321	$32,764	$41,456

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

Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. Our vision is to create positive lasting memories by solving problems in the homes and factories around the world. We market multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®,  and BLUE WORKS® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM  product lines. In the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. We launched the WD-40 Bike product line in the U.S. during fiscal year 2013. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Our brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the U.K. and Australia. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2013:

•

Consolidated net sales increased $25.7 million, or 8%, for fiscal year 2013 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.0 million on consolidated net sales for fiscal year 2013. Thus, on a constant currency basis, net sales would have increased by $27.7 million for fiscal year 2013 compared to the prior fiscal year.

➢	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE and BLUE WORKS brands, were $320.9 million, up 12% from the prior fiscal year.

➢	Homecare and cleaning products sales, which include all other brands, were $47.6 million, down 15% from the prior fiscal year.

•

Americas segment sales were $180.5 million, up 2% compared to the prior fiscal year. EMEA segment sales were $136.0 million, up 16% compared to the prior fiscal year. Asia-Pacific segment sales were $52.0 million, up 7% compared to the prior fiscal year.

•	Gross profit as a percentage of net sales increased to 51.3% for fiscal year 2013 compared to 49.2% for the prior fiscal year.

•

Consolidated net income increased $4.3 million, or 12%, for fiscal year 2013 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on consolidated net income for fiscal year 2013. Thus, on a constant currency basis, net income would have increased by $4.5 million for fiscal year 2013 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2013 were $2.54 versus $2.20 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products.  The Company launched the WD-40 Specialist product line in the U.S. during the first quarter of fiscal year 2012 and continued to launch the product line in Canada and select countries in Latin America, Asia and Europe throughout fiscal years 2012 and 2013.

•

Share repurchases have been executed under both our $50.0 million and $60.0 million approved share buy-back plans. The $50.0 million plan has been fully utilized and all remaining authorized purchases under the plan were completed in the fourth quarter of fiscal year 2013. To date through August 31, 2013, the Company had repurchased 45,633 shares at an average price of $58.62 per share for a total cost of $2.7 million under the new $60.0 million plan which was approved by the Company’s Board of Directors in June 2013.

•

The project which we started in early fiscal year 2012 to redesign our supply chain architecture in North America was completed at the end of fiscal year 2013.  Although we incurred additional costs during the transition phases of this project and our overall inventory has increased from historical levels as a result of this new architecture, we have realized manufacturing cost savings in recent periods and have improved service to our customers.

Our core strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) maximizing the WD-40 brand through geographic expansion and market penetration; (ii) leveraging the WD-40 brand to develop new products and categories within the Company’s prioritized platforms; (iii) expanding product and revenue base; (iv) attracting, developing and retaining people; and (v) operating with excellence.

Results of Operations

Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$320,883	$286,480	$34,403	12%
Homecare and cleaning products	47,665	56,304	(8,639)	(15)%
Total net sales	368,548	342,784	25,764	8%
Cost of products sold	179,385	174,302	5,083	3%
Gross profit	189,163	168,482	20,681	12%
Operating expenses	132,526	116,753	15,773	14%
Income from operations	$56,637	$51,729	$4,908	9%
Net income	$39,813	$35,485	$4,328	12%
Earnings per common share - diluted	$2.54	$2.20	$0.34	15%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$180,544	$177,394	$3,150	2%
EMEA	135,984	116,936	19,048	16%
Asia-Pacific	52,020	48,454	3,566	7%
Total	$368,548	$342,784	$25,764	8%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$147,312	$136,105	$11,207	8%
Homecare and cleaning products	33,232	41,289	(8,057)	(20)%
Total	$180,544	$177,394	$3,150	2%
% of consolidated net sales	49%	52%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $180.5 million, up $3.1 million, or 2%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $11.2 million, or 8%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. This sales increase was driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, each of which were up 9% year over year. The sales increase in the U.S. was in part due to a higher overall level of promotional activities for the WD-40 multi-use products that were conducted throughout fiscal year 2013 as compared to the prior fiscal year. The increase in Latin America was primarily due to improved business conditions and a more stable economic environment throughout most of the Latin America countries in fiscal year 2013 as compared to fiscal year 2012.  Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was the sales increase of the WD-40 Specialist product line from period to period due to new distribution and product offerings in the U.S. and the launch of this product line in Canada and Latin America during fiscal year 2013. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $8.1 million, or 20%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 41%, 28% and 13%, respectively, in the U.S. for fiscal year 2013 compared to the prior fiscal year.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In the second half of fiscal year 2013, management started to evaluate the strategic alternatives for certain of the Company’s homecare and cleaning products. To date, no decisions have been made relative to the future strategic plans for these brands.

For the Americas segment, 81% of sales came from the U.S. and 19%  of sales came from Canada and Latin America combined for each of the fiscal years ended August 31, 2013 and 2012.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$128,740	$109,115	$19,625	18%
Homecare and cleaning products	7,244	7,821	(577)	(7)%
Total	$135,984	$116,936	$19,048	16%
% of consolidated net sales	37%	34%

Sales in the EMEA segment, which includes Europe, the Middle East and Africa, increased to $136.0 million, up $19.1 million, or 16%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2013 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2013 translated at the exchange rates in effect for the prior fiscal year would have been $137.7 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $20.8 million, or 18%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland and the Netherlands). Overall, sales from direct markets increased $13.1 million, or 18%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. We experienced sales increases throughout the Europe direct markets for the fiscal year ended August 31, 2013 compared to the prior fiscal year, with percentage increases in sales as follows: the Germanics sales region, 26%; Italy, 22%; France, 15%; the U.K., 12% and Iberia, 10%.

The sales increase in the direct markets was primarily due to new distribution, continued growth of the base business and the positive impacts of sales price increases which were implemented in certain locations and markets throughout Europe during the second and third quarters of fiscal year 2013. Although sales in the direct markets increased significantly year over year, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period. During our fiscal year 2013, the Europe economy started to stabilize and this has positively impacted our sales levels, but it is still uncertain whether this stability will continue into future periods. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the fiscal year ended August 31, 2013 compared to 63% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, Eastern and Northern Europe. Sales in the distributor markets increased $6.0 million, or 14%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to increased sales of WD-40 multi-use products and initial sales of the WD-40 Specialist product line throughout the distributor markets. The sales increase from period to period was primarily due to the continued growth of the base business in key markets, particularly those in the Middle East and Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent years from an economic standpoint than other countries in Europe. The distributor markets accounted for 36% of the total EMEA segment sales for the fiscal year ended August 31, 2013, compared to 37% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$44,831	$41,260	$3,571	9%
Homecare and cleaning products	7,189	7,194	(5)	-
Total	$52,020	$48,454	$3,566	7%
% of consolidated net sales	14%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $52.0 million, up $3.5 million, or 7%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

Sales in Asia, which represented 66% of the total sales in the Asia-Pacific segment, increased $3.6 million, or 12%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year primarily due to the stable economic conditions which existed throughout most of the Asia region during fiscal year 2013 and increased promotional activities from year to year. The distributor markets in the Asia region experienced a sales increase of $2.7 million, or 13%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year, primarily due to the success of certain promotional programs, which were conducted in fiscal year 2013 throughout most of the Asia countries and the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Malaysia, South Korea and Taiwan. Sales in China increased $0.9 million, or 9%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year primarily due to a higher level of sales which resulted from a significant promotional program that was conducted in the fourth quarter of fiscal year 2013. Although the overall sales in China increased year over year, China has generally experienced a lower rate of growth for sales over the last several quarters due to adverse economic conditions and the lower level of industrial activities that have existed throughout China in recent periods.

Sales in Australia slightly decreased by $0.1 million, or 1%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased $0.3 million, or 2%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

Gross Profit

Gross profit increased to $189.2 million for the fiscal year ended August 31, 2013 compared to $168.5 million for the prior fiscal year. As a percentage of net sales, gross profit increased to 51.3% for the fiscal year ended August 31, 2013 compared to 49.2% for the prior fiscal year.

Gross margin was positively impacted by 1.1 percentage points from period to period due to sales price increases, which were implemented in certain locations and markets throughout most of fiscal year 2013 and 2012. There was also a decrease in discounts that were given to our customers, which positively impacted gross margin by 0.4 percentage points year over year. This decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products in the Americas segment, being subject to promotional allowances during the year ended August 31, 2013 compared to the prior fiscal year. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activites that we pay to third parties are recorded as advertising and sales promotional expenses. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to our North American supply chain restructure project. As a result of this restructure project, we were able to realize lower manufacturing fees from our third-party contract manufacturers in fiscal year 2013 compared to the prior fiscal year.  These decreased costs were partially offset by higher warehousing costs, handling fees and in-bound freight costs, all of which are associated with the storage and movement of our product between our third-party contract manufacturers and distribution centers, which we incurred during much of fiscal year 2013 compared to the prior fiscal year. Gross margin was positively impacted by 0.2 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period, the majority of which came from a decrease in costs associated with petroleum-based materials.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Lower manufacturing costs in our Asia-Pacific segment also positively impacted gross margin by 0.2 percentage points from period to period.

We incurred higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in our EMEA segment, which when combined negatively impacted gross margin by 0.1 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $15.7 million and $15.4 million for the fiscal years ended August 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2013 increased $15.5 million, or 17%, to $104.4 million from $88.9 million for the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.3% for the fiscal year ended August 31, 2013 from 26.0% for the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $14.8 million for the fiscal year ended August 31, 2013 compared to the prior fiscal year, the majority of which was due to higher bonus expense. Based on our results for fiscal year 2013, we achieved a high level of the profit performance metrics at both the segment level and globally required to trigger payout of bonuses, and as a result, bonus expense and the related fringe benefit expense were significantly higher in fiscal year 2013 as compared to the prior fiscal year. Also contributing to the increase in employee-related costs was higher annual compensation increases and increased headcount from period to period. Travel and meeting expenses increased $0.9 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.4 million primarily due to higher sales volumes, particularly in the EMEA segment, for the fiscal year ended August 31, 2013 compared to the prior fiscal year. Other miscellaneous expenses, which primarily include broker sales commissions, office overhead and bad debt expenses, increased by $0.3 million period over period.

The increases in SG&A expenses described above were slightly offset by a decrease in expenses associated with new product exploration from period to period. The decrease in new product exploration expenses within research and development of $0.3 million was primarily due to the increased level of spending in this area during fiscal year 2012 related to the development of new product lines within the WD-40 brand, which were launched in fiscal year 2013. Professional service costs decreased by $0.2 million and changes in foreign currency exchange rates decreased SG&A expenses by $0.4 million for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2013 and 2012 were $7.2 million and $5.1 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2013 decreased $0.9 million, or 3%, to $24.8 million from $25.7 million for the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.7%  for the fiscal year ended August 31, 2013 from 7.5% for the prior fiscal year.  The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment, particularly those for our homecare and cleaning products, from period to period. This decrease was partially offset by a higher level of promotional activities in the EMEA and Asia-Pacific segments from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2013 compared to the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2014 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $17.7 million and $20.1 million for the fiscal years ended August 31, 2013 and 2012, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $42.5 million and $45.8 million for the fiscal years ended August 31, 2013 and 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $2.3 million and $2.1 million for the fiscal years ended August 31, 2013 and 2012, respectively.

Impairment of Definite-lived Intangible Assets Expense

During the fourth quarter of fiscal year 2013, we determined that indicators of impairment existed related to the 2000 Flushes trade name primarily due to management’s most current expectations for future growth and profitability for the 2000 Flushes trade name. As a result, we performed a second phase of the impairment test specific to the 2000 Flushes trade name and concluded that it was impaired by $1.1 million.  Consequently, we recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value. For additional information, refer to the information set forth in Note 6 – Goodwill and Other Intangible Assets. No such impairments to our long-lived assets were identified during fiscal year 2012.

Income from Operations by Segment

The Company has updated the financial information previously reported for the business segments to separate out the unallocated corporate expenses. These amounts were included within the Americas segment in the Company’s previously reported business segment information. The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$39,383	$39,455	$(72)	-
EMEA	31,213	23,524	7,689	33%
Asia-Pacific	9,308	8,458	850	10%
Unallocated corporate (1)	(23,267)	(19,708)	(3,559)	18%
	$56,637	$51,729	$4,908	9%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment remained relatively constant year over year. As a percentage of net sales, gross profit for the Americas segment increased from 48.8% in fiscal year 2012 to 51.2% in fiscal year 2013. This increase in the gross margin from period to period was primarily due to the positive impact of sales price increases, a lower level of discounts offered to our customers and the net lower costs associated with the restructure of our North American supply chain, all of which were partially offset by the negative impacts of sales mix changes and higher costs associated with raw materials related to our homecare and cleaning products. The higher level of sales in the Americas segment from period to period was accompanied by a $6.0 million increase in total operating expenses, the majority of which relates to increased bonus expense from period to period.  Operating income as a percentage of net sales decreased from 22.3% to 21.8% year over year.

EMEA

Income from operations for the EMEA segment increased to $31.2 million, up $7.7 million, or 33%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year, primarily due to an increase in sales of $19.1 million and higher gross margin. As a percentage of net sales, gross profit for the EMEA segment increased from 51.3% to 53.3% year over year primarily due to the favorable impacts of sales price increases, sales mix changes within our distributor markets and decreased costs of petroleum-based materials in the EMEA segment, all of which were slightly offset by the unfavorable impact of higher costs associated with raw materials related to our homecare and cleaning products. The higher level of sales for the EMEA segment from period to period was accompanied by an increase in total operating expenses of $4.8 million, the majority of which was attributable to higher bonus expense from period to period. Operating income as a percentage of net sales increased from 20.1% to 23.0% year over year.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $9.3 million, up $0.8 million, or 10%, for the fiscal year ended August 31, 2013 compared to the prior fiscal year, primarily due to an increase in sales of $3.5 million and higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.3% to 46.7% year over year primarily due to the combined effects of sales price increases, lower manufacturing costs and decreased costs of aerosol cans in the Asia-Pacific segment, which were partially offset by a higher level of discounts offered to certain customers and unfavorable sales mix changes. Operating income as a percentage of net sales remained relatively constant at 17.9% and 17.5% for the years ended August 31, 2013 and 2012, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	Change
Interest income	$506	$261	$245
Interest expense	$693	$729	$(36)
Other income (expense), net	$417	$(348)	$765
Provision for income taxes	$17,054	$15,428	$1,626

Interest Income

Interest income increased $0.2 million for the fiscal year ended August 31, 2013 compared to the prior fiscal year primarily due to increased cash balances at our U.K. subsidiary which are being held in higher yielding accounts and short-term investments.

Interest Expense

Interest expense remained relatively constant for the fiscal year ended August 31, 2013 compared to the prior fiscal year.

Other Income (Expense), Net

Other income (expense), net changed by $0.8 million for the fiscal year ended August 31, 2013 compared to the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the fiscal year ended August 31, 2013 compared to net foreign currency exchange losses which were recorded in the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.0% of income before income taxes for the fiscal year ended August 31, 2013 compared to 30.3% for the prior fiscal year. This slight decrease in the effective income tax rate was primarily driven by increasing foreign earnings generated in lower tax jurisdictions, which were offset by an increase in state taxes.

Net Income

 Net income was $39.8 million, or $2.54 per common share on a fully diluted basis, for fiscal year 2013 compared to $35.5 million, or $2.20 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $0.2 million on net income for fiscal year 2013. Thus, on a constant currency basis, net income for fiscal year 2013 would have been $40.0 million.

Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$286,480	$278,763	$7,717	3%
Homecare and cleaning products	56,304	57,646	(1,342)	(2)%
Total net sales	342,784	336,409	6,375	2%
Cost of products sold	174,302	168,297	6,005	4%
Gross profit	168,482	168,112	370	-
Operating expenses	116,753	113,980	2,773	2%
Income from operations	$51,729	$54,132	$(2,403)	(4)%
Net income	$35,485	$36,433	$(948)	(3)%
Earnings per common share - diluted	$2.20	$2.14	$0.06	3%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas	$177,394	$169,881	$7,513	4%
EMEA	116,936	125,400	(8,464)	(7)%
Asia-Pacific	48,454	41,128	7,326	18%
Total	$342,784	$336,409	$6,375	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$136,105	$127,507	$8,598	7%
Homecare and cleaning products	41,289	42,374	(1,085)	(3)%
Total	$177,394	$169,881	$7,513	4%
% of consolidated net sales	52%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $177.4 million, up $7.5 million, or 4%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

Sales of multi-purpose maintenance products in the Americas segment increased $8.6 million, or 7%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. This sales increase was driven by higher sales of WD-40 multi-purpose maintenance products in the U.S., which were up 10% primarily due to new distribution within the mass retail channel, regained distribution within the home center channel and the impact of promotional activities for the WD-40 multi-use products during fiscal year 2012 compared to fiscal year 2011. The increased sales of WD-40 products in the U.S. were slightly offset by lower sales of these same products in Latin America, which were down by 7% primarily due to new trade restrictions and the unstable economic and political conditions, particularly in Argentina and Mexico.  In addition, the overall sales increase of the multi-purpose maintenance products in the Americas segment was also attributable to the successful launch of the WD-40 Specialist product line which began shipping during fiscal year 2012 in the U.S. and Canada and realized positive sales results as compared to the initial forecasted sales for both regions.

Sales of homecare and cleaning products in the Americas segment decreased $1.1 million, or 3%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. Although sales of the homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased from period to period, sales of Spot Shot products increased 9% in the U.S. for fiscal year 2012 compared to fiscal year 2011.  This increase was primarily due to new distribution and significant promotional display activities that were conducted during fiscal year 2012, but not in fiscal year 2011. This increase was more than offset by lower sales of Carpet Fresh and our automatic toilet bowl cleaners in the U.S. due to lost distribution, competitive factors, and category declines.

For the Americas segment, 81% of sales came from the U.S. and 19% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2012, compared to the distribution for the fiscal year ended August 31, 2011, when 79% of sales came from the U.S. and 21% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$109,115	$116,461	$(7,346)	(6)%
Homecare and cleaning products	7,821	8,939	(1,118)	(13)%
Total	$116,936	$125,400	$(8,464)	(7)%
% of consolidated net sales	34%	37%

Sales in the EMEA segment, which includes Europe, the Middle East and Africa, decreased to $116.9 million, down $8.5 million, or 7%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland and the Netherlands). Overall, sales from direct markets decreased $10.6 million, or 13%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. We experienced sales decreases throughout the Europe direct markets for the fiscal year ended August 31, 2012 compared to fiscal year 2011, with percentage decreases in sales as follows: the Germanics sales region, 21%; Italy, 13%; U.K., 11%; Iberia, 5%; and France, 4%.

The sales decline in the direct markets was primarily due to the adverse economic conditions, which have existed throughout Europe since the beginning of our fiscal year 2012 and which worsened during the second half of the year, as well as the increased level of competition. Sales from direct markets accounted for 63% of the EMEA segment’s sales for the fiscal year ended August 31, 2012 compared to 68% of the EMEA segment’s sales for fiscal year 2011.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, Eastern and Northern Europe. Sales in the distributor markets increased $2.1 million, or 5%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011 primarily due to increased sales of WD-40 multi-use products in Eastern Europe and the Middle East. Overall, sales in the distributor markets were increased from year to year primarily due to the continued growth of the base business in key markets, particularly those in Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable from an economic standpoint than other countries in Europe. The distributor markets accounted for 37% of the total EMEA segment sales for the fiscal year ended August 31, 2012, compared to 32% for fiscal year 2011.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Multi-purpose maintenance products	$41,260	$34,795	$6,465	19%
Homecare and cleaning products	7,194	6,333	861	14%
Total	$48,454	$41,128	$7,326	18%
% of consolidated net sales	14%	12%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $48.5 million, up $7.3 million, or 18%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2012 compared to fiscal year 2011 had a favorable impact on sales. Sales for the fiscal year ended August 31, 2012 translated at the exchange rates in effect for fiscal year 2011 would have been $47.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.7 million, or 16%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

Sales in Asia, which represented 63% of the total sales in the Asia-Pacific segment, increased $5.3 million, or 21%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011 primarily due to the stable economic conditions which existed for much of the Asia region during most of fiscal year 2012. The distributor markets in the Asia region experienced a sales increase of $3.9 million, or 24%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011, primarily due to the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Indonesia, South Korea and the Philippines. Sales in China increased $1.4 million, or 15%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011 due to the ongoing growth of our base business and the higher level of orders placed by our customers during promotional programs that were conducted in the first and third quarters of fiscal year 2012. In addition, sales in China were positively impacted by the timing of customer orders, specifically the higher level of such orders which were placed in advance of price increases that became effective at the beginning of the first quarter of fiscal year 2013.  Foreign currency exchange rates also had a favorable impact on sales results in China from year to year. On a constant currency basis, sales would have increased $1.0 million, or 11%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011.  Although sales in China increased year over year, the rate of growth slowed significantly in the second half of fiscal year 2012 due to the adverse economic conditions and the slowing of industrial activities in China.

Sales in Australia increased $2.0 million, or 13%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011 primarily due to a significant promotional program that was conducted during the third quarter of fiscal year 2012, a new product offering which was sold to certain of our customers during the second half of fiscal year 2012 and the ongoing growth of our base business. Although retail spending slowed in Australia in the second half of fiscal year 2012, demand for our products in Australia continued at a steady pace. Foreign currency exchange rates also had a favorable impact on sales results from year to year. On a constant currency basis, sales would have increased $1.8 million, or 11%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

Gross Profit

Gross profit increased to $168.5 million for the fiscal year ended August 31, 2012 compared to $168.1 million for fiscal year 2011. As a percentage of net sales, gross profit decreased to 49.2% for the fiscal year ended August 31, 2012 compared to 50.0% for fiscal year 2011.

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

In addition, gross margin was negatively impacted by 0.6 percentage points from period to period due to our North American supply chain restructure project. As a result of this project, we incurred higher warehousing, handling fees and freight costs, which were all partially offset by lower manufacturing fees from our third-party contract manufacturers, during fiscal year 2012 compared to fiscal year 2011. A large portion of these additional costs resulted from us moving inventory between our various third-party contract manufacturers and distribution centers in support of the redesign of our North American supply chain architecture. The activities related to this redesign project started in the first quarter of fiscal year 2012 and included consolidation of our third-party contract manufacturers and the restructuring of our distribution center network.

We also incurred higher costs associated with raw materials related to our homecare and cleaning products, as well as increased manufacturing costs in our EMEA segment, which when combined negatively impacted gross margin by 0.6 percentage points from period to period. Sales mix changes negatively impacted gross margin by 0.8 percentage points for the fiscal year ended August 31, 2012 compared to fiscal year 2011, primarily due to the higher sales mix in the distributor market in our EMEA segment year over year. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points.

The aforementioned unfavorable impacts to gross margin were significantly offset by the sales price increases, which positively affected gross margin by 2.2 percentage points for the fiscal year ended August 31, 2012 compared to fiscal year 2011. These sales price increases were implemented in certain locations and markets throughout most of fiscal year 2012 and in the second half of fiscal year 2011. Lower manufacturing costs in our Asia-Pacific segment also positively affected gross margin by 0.3 percentage points from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended August 31, 2012 increased $1.6 million, or 2%, to $88.9 million from $87.3 million for fiscal year 2011. As a percentage of net sales, SG&A expenses remained constant at 26.0% for the fiscal years ended August 31, 2012 and 2011. The increase in SG&A expenses was largely attributable to higher employee-related costs, higher professional services costs and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $0.8 million for the fiscal year ended August 31, 2012 compared to fiscal year 2011 primarily due to annual compensation increases and higher staffing levels in all segments. This increase in compensation costs was partially offset by lower bonus and stock-based compensation expenses from period to period. Although we started to experience some reduction in our freight costs in the third quarter of fiscal year 2012 as a result of our North American supply chain restructure, freight costs increased overall by $0.5 million year over year primarily due to increased diesel costs and reduced truckload sizes as a result of smaller, more frequent orders being placed by our customers during the first half of the fiscal year 2012. Professional services costs increased $0.6 million due primarily to higher legal fees. Other miscellaneous expenses, which primarily include broker sales commissions, meeting expenses, office overhead expenses and software support expenses and fees, increased by $0.2 million period over period.

The increases in SG&A expenses described above were partially offset by a decrease in expenses associated with new product exploration from period to period. The decrease in new product exploration expenses within research and development of $0.3 million was primarily due to the increased level of spending in this area during fiscal year 2011 related to the development of the WD-40 Specialist product line, which was launched in the first quarter of fiscal year 2012. Changes in foreign currency exchange rates decreased SG&A expenses by $0.2 million for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2012 increased $0.6 million, or 2%, to $25.7 million from $25.1 million for fiscal year 2011. As a percentage of net sales, these expenses remained constant at 7.5% for the fiscal years ended August 31, 2012 and 2011. The increase in advertising and sales promotion expenses was due to a higher level of advertising and promotional activities period over period, primarily in our Asia-Pacific segment. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

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

Income from Operations by Segment

The Company has updated the financial information previously reported for the business segments to separate out the unallocated corporate expenses. These amounts were included within the Americas segment in the Company’s previously reported business segment information. The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2012	2011	Dollars	Percent
Americas	$39,455	$39,085	$370	-
EMEA	23,524	27,846	(4,322)	(16)%
Asia-Pacific	8,458	6,509	1,949	30%
Unallocated corporate (1)	(19,708)	(19,308)	(400)	2%
	$51,729	$54,132	$(2,403)	(4)%

(1) Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment remained relatively constant year over year. Although sales in the Americas segment increased $7.5 million for the fiscal year ended August 31, 2012 compared to fiscal year 2011, gross profit as a percentage of net sales decreased from 50.4% to 48.8%.  This decrease in the gross margin from year to year was primarily due to increased costs of petroleum-based materials and higher warehousing and freight costs in connection with our North American supply chain restructure project, which were partially offset by the positive impact of sales price increases year over year. The higher level of sales for the Americas segment from year to year was accompanied by an increase in total operating expenses of $1.0 million.  Operating income as a percentage of net sales remained relatively constant at 22.3% for fiscal year 2012 compared to 23.2% for fiscal year 2011.

EMEA

Income from operations for the EMEA segment decreased to $23.5 million, down $4.3 million, or 16%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011, primarily due to a decrease in sales of $8.5 million. As a percentage of net sales, gross profit for the EMEA segment decreased slightly to 51.3% for the fiscal year ended August 31, 2012 compared to 51.5% for fiscal year 2011. Although total operating expenses decreased $0.3 million from year to year, operating income as a percentage of net sales decreased from 22.2% for the fiscal year ended August 31, 2011 to 20.1% for the fiscal year ended August 31, 2012.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.5 million, up $1.9 million, or 30%, for the fiscal year ended August 31, 2012 compared to fiscal year 2011. The increase in the income from operations for our Asia-Pacific segment was primarily due to an increase in sales of $7.3 million and an increase in the gross profit as a percentage of net sales from 43.8% to 45.3% year over year.  Gross margin for the Asia-Pacific segment increased from year to year primarily due to the combined effects of lower manufacturing costs and price increases in the Asia-Pacific region, which were partially offset by increased costs of petroleum-based materials. The higher level of sales for the Asia-Pacific segment from year to year was accompanied by an increase in total operating expenses of $1.9 million.  As a percentage of net sales, operating income increased from 15.8% for the fiscal year ended August 31, 2011 to 17.5% for the fiscal year ended August 31, 2012.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	Change
Interest income	$261	$228	$33
Interest expense	$729	$1,076	$(347)
Other (expense) income, net	$(348)	$247	$(595)
Provision for income taxes	$15,428	$17,098	$(1,670)

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2012 compared to fiscal year 2011.

Interest Expense

Interest expense decreased $0.3 million for the fiscal year ended August 31, 2012 compared to fiscal year 2011 due to lower interest rates on the outstanding balance on the revolving credit facility as compared to the interest rate on the remaining balance on the term loan. The final principal payment of $10.7 million on the term loan was made in October 2011.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.6 million for the fiscal year ended August 31, 2012 compared to fiscal year 2011 primarily due to net foreign currency exchange losses which were recorded for the fiscal year ended August 31, 2012 compared to net foreign currency exchange gains which were recorded in fiscal year 2011.

Provision for Income Taxes

The provision for income taxes was 30.3% of income before income taxes for the fiscal year ended August 31, 2012 compared to 31.9% for fiscal year 2011. The decrease in the effective income tax rate from period to period was primarily due to a reduction in the state effective tax rate as a result of a recent California tax law change. The decrease from period to period was also attributable to the benefit from certain foreign earnings generated in lower tax rate jurisdictions, favorable net change in liability for uncertain tax positions and the increased benefit from the deduction for qualified domestic production activities.

Net Income

 Net income was $35.5 million, or $2.20 per common share on a fully diluted basis, for fiscal year 2012 compared to $36.4 million, or $2.14 per common share on a fully diluted basis, for fiscal year 2011. Changes in foreign currency exchange rates year over year had an unfavorable impact of $0.2 million on net income for fiscal year 2012. Thus, on a constant currency basis, net income for fiscal year 2012 would have been $35.7 million.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our 50/30/20 rule, which includes gross margin, cost of doing business, and EBITDA, the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment of definite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 50% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be at or above 20% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 50/30/20 targets over the long-term.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2013	2012	2011
Gross margin	51%	49%	50%
Cost of doing business as a
percentage of net sales	35%	33%	33%
EBITDA as a percentage of net sales	17%	16%	17%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2013	2012	2011
Total operating expenses - GAAP	$132,526	$116,753	$113,980
Amortization of definite-lived
intangible assets	(2,260)	(2,133)	(1,537)
Impairment of definite-lived
intangible assets	(1,077)	-	-
Depreciation (in operating departments)	(1,851)	(1,597)	(1,637)
Cost of doing business	$127,338	$113,023	$110,806
Net sales	$368,548	$342,784	$336,409
Cost of doing business as a percentage of net sales	35%	33%	33%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net income - GAAP	$39,813	$35,485	$36,433
Provision for income taxes	17,054	15,428	17,098
Interest income	(506)	(261)	(228)
Interest expense	693	729	1,076
Amortization of definite-lived
intangible assets	2,260	2,133	1,537
Depreciation	3,099	2,736	2,849
EBITDA	$62,413	$56,250	$58,765
Net sales	$368,548	$342,784	$336,409
EBITDA as a percentage of net sales	17%	16%	17%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $51.5 million for fiscal year 2013 compared to $34.2 million for fiscal year 2012.  We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the fiscal year ended August 31, 2013, we borrowed an additional $18.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of August 31, 2013, we had a $63.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At August 31, 2013, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At August 31, 2013, we had a total of $53.4 million in cash and cash equivalents. Of this balance, $36.5 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation. As of August 31, 2013, we have not provided for U.S. federal and state income taxes and foreign withholding taxes on $84.7 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at August 31, 2013, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net cash provided by operating activities	$51,569	$34,249	$30,009
Net cash used in investing activities	(39,534)	(3,113)	(3,220)
Net cash used in financing activities	(26,840)	(16,082)	(48,933)
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(1,728)	2,609
Net (decrease) increase in cash and cash equivalents	$(16,285)	$13,326	$(19,535)

Operating Activities

Net cash provided by operating activities increased $17.3 million to $51.5 million for fiscal year 2013 from $34.2 million for fiscal year 2012.  This increase from period to period was due to higher net income and changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable, inventories and accounts payable and accrued liabilities. Accrued payroll and related expenses increased from period to period primarily due to significantly higher bonus accruals in fiscal year 2013. Based on our results for fiscal year 2013, we achieved a high level of the profit performance metrics at both the segment level and globally required to trigger payout of bonuses, and as a result, bonus expense and the related fringe benefit expense were significantly higher in fiscal year 2013 as compared to the prior fiscal year. Trade accounts receivable balances increased for fiscal year 2013 whereas the balances decreased for fiscal year 2012 primarily due to increased sales and the timing of payments received from customers from period to period. Although inventory levels increased during both the fiscal years ended August 31, 2013 and 2012, the increase was much more significant during fiscal year 2012 when we started our North American supply chain restructure project.  The significant increase in inventory during fiscal year 2012 was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of this redesign of our supply chain architecture. As a result of this new supply chain structure in North America, we carry higher levels of inventory than we have held in periods prior to fiscal year 2012 since we are moving product more quickly into our third-party distribution centers which is company-owned inventory.  Inventory balances at August 31, 2013 and 2012 included $1.8 million and $3.6 million, respectively, of product (including raw materials, components and finished products) that we are obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them in the fourth quarter of fiscal year 2012 and which continues to be the subject of pending litigation. Accounts payable and accrued liabilities decreased from fiscal year 2012 to fiscal year 2013 primarily due to the increased inventory levels in 2012 as a result of the supply chain restructure project, the termination of the business relationship with IQ Products Company in 2012 and the timing of payments to suppliers from period to period.

Net cash provided by operating activities increased $4.2 million to $34.2 million for fiscal year 2012 from $30.0 million for fiscal year 2011. This increase from period to period was due to changes in operating assets and liabilities, the most significant of which were changes in inventories, trade accounts receivable, accrued payroll and related expenses and accounts payable and accrued liabilities.  The increase in inventories from period to period was primarily attributable to increased purchases of product that we chose to make from our third-party contract manufacturers in support of the redesign of our North American supply chain architecture.  In addition, inventories increased due to $3.6 million of product (including raw materials, components and finished products) that we were obligated to purchase from one of our third-party contract manufacturers, IQ Products Company, in conjunction with the unanticipated termination of our business relationship with them which is the subject of pending litigation. Trade accounts receivable balances decreased for fiscal year 2012 whereas the balances increased for fiscal year 2011 primarily due to higher sales volumes in the final months of fiscal year 2011 compared to fiscal year 2010 and the timing of payments received from customers from period to period. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2011 bonuses during the first quarter of fiscal year 2012 which were significantly lower than those paid in fiscal year 2011 for fiscal year 2010 bonuses and lower bonus accruals in fiscal year 2012.  Accounts payable and accrued liabilities increased from period to period primarily due to the increased inventory purchases related to the new supply chain architecture, the termination of the business relationship with IQ Products Company and the timing of payments to suppliers.

Investing Activities

Net cash used in investing activities increased $36.4 million to $39.5 million for fiscal year 2013 from $3.1 million for fiscal year 2012 primarily due to the purchase of $36.8 million in short-term investments that was made by our U.K. subsidiary during fiscal year 2013 and the lower level of proceeds from the sales of property and equipment from period to period. Proceeds from the sales of property and equipment were unusually high for fiscal year 2012 due to the sale of our warehouse facility that was located in Memphis, Tennessee. These increases were slightly offset by a decrease of $0.9 million in purchases of property and equipment from period to period. In addition, there was a $1.5 million increase in cash provided by investing activities due to an increase in the amount of short-term investments maturing in our Australia subsidiary year over year.

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

Financing Activities

Net cash used in financing activities increased  $10.7 million to $26.8 million for fiscal year 2013 from $16.1 million for fiscal year 2012 primarily due to the change in the level of net cash inflows associated with our revolving line of credit and payments made on our debt balances.  In fiscal year 2012, we drew $114.6 million on our line of credit and we used $80.3 million of these funds to pay off our term loan and to make repayments on the line of credit.  In fiscal year 2013, we only drew $18.0 million on the line of credit and made no such repayments of debt. In addition, there was an $8.4 million decrease in treasury stock purchases during fiscal year 2013 compared to the prior fiscal year and a $2.2 million decrease in the proceeds from the issuance of common stock upon the exercise of stock options from year to year.

Net cash used in financing activities decreased $32.8 million to $16.1 million for fiscal year 2012 from $48.9 million for fiscal year 2011 driven in part by the $114.6 million in draws that we executed against our revolving credit facility with Bank of America during fiscal year 2012. This increase in cash was significantly offset by $69.6 million in repayments made on this revolving credit facility and a $13.2 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from year to year.    In addition, there was a $1.6 million decrease in treasury stock purchases during fiscal year 2012 compared to fiscal year 2011.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.5 million for fiscal year 2013, a decrease in cash of $1.7 million for fiscal year 2012 and an increase in cash of $2.6 million for fiscal year 2011. These changes from period to period are primarily due to the significant fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period. The Pound Sterling to U.S. Dollar exchange rate decreased from 1.5824 to 1.5516 during fiscal year 2013, decreased from 1.6352 to 1.5824 during fiscal year 2012 and increased from 1.5514 to 1.6352 during fiscal year 2011.

Share Repurchase Plans

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect through December 12, 2013, the Company was authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through July 31, 2013, the Company repurchased 1,013,400 shares at a total cost of $50.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On June 18, 2013, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2013, the Company repurchased 45,633 shares at a total cost of $2.7 million.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2012, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.29 per share to $0.31 per share.  On October 4, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on October 31, 2013 to shareholders of record on October 21, 2013. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2013 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$5,486	$1,775	$2,420	$915	$376

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2013:

●

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products.  The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by us to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.8 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2013.

●

Under the terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing January 7, 2013 through January 7, 2018. As of August 31, 2013, we had $63.0 million outstanding on this credit facility. Based on our most recent cash projection and anticipated business activities, we expect to borrow additional amounts against this credit facility ranging from $12.0 million to $17.0 million in fiscal year 2014. We estimate that the interest associated with these borrowings will be approximately $0.3 million for fiscal year 2014 based on the applicable interest rates and the expected payment dates of such borrowings.

●

At August 31, 2013, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.0 million. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

Critical Accounting Policies

Our results of operations and financial condition, as reflected in our consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use historical experience and other relevant factors when developing estimates and assumptions and these estimates and assumptions are continually evaluated. Note 2 to our consolidated financial statements included in Item 15 of this report includes a discussion of the Company’s significant accounting policies. The accounting policies discussed below are the ones we consider to be most critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results may have varied from those reported had different assumptions been used or other conditions prevailed. Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2013 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

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

Under current authoritative guidance, we are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If we conclude based on this qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the first step of the goodwill impairment test and then, if needed, the second step, to determine whether goodwill is impaired. However, if it is more likely than not that the fair value of a reporting unit is more than its carrying amount, we do not need to perform the two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. We determine the fair values of our reporting units using the income valuation approach or other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. Any impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

During the second quarter of fiscal year 2013, we performed a qualitative assessment of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, we concluded that no impairment of our goodwill existed as of February 28, 2013. We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2012 and 2011.

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2013.

Impairment of Definite-Lived Intangible Assets

We assess for potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset.

In April 2013, we determined based on our review of events and circumstances that there were indicators that the carrying values of our 2000 Flushes, Spot Shot, Carpet Fresh and X-14 definite-lived trade name intangible assets may not be fully recoverable.  The specific event which existed for each of the trade names was related to management’s evaluation work which it started in late April 2013 and was an outcome of discussions with the Board of Directors in March 2013 to explore the strategic alternatives for these homecare and cleaning products in the Americas segment. As a result of this work being performed by management starting in late April 2013, it was determined that there was a likelihood of more than 50% that these trade names in certain locations will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives.  As a result, management performed the Step 1 recoverability test under Accounting Standards Codification 360-10-35, Impairment or Disposal of Long-Lived Assets, for each of these trade names.  In performing the Step 1 recoverability test, we compared the carrying value of each asset group, which was determined to be at the trade name level, to the total of the undiscounted cash flows expected to be received over the remaining useful life of each trade name asset group. Based on the results of this recoverability test, we determined that the total of the undiscounted cash flows exceeded the carrying value for each of these asset groups and that no impairment existed for any of these trade names as of May 31, 2013. In addition, in conjunction with performing this recoverability analysis, we also performed an evaluation of the remaining useful life for each of these trade names to determine if they were still appropriate as of May 31, 2013. Based on the results of this evaluation, we also determined that it was appropriate to reduce the remaining useful life of the 2000 Flushes trade name from fourteen years and ten months to seven years effective on May 1, 2013. Consequently, we began to amortize this trade name on a straight-line basis over its new remaining useful life effective on May 1, 2013. We determined that no reduction of the remaining useful lives for the Spot Shot, Carpet Fresh, X-14 and 1001 trade names were warranted as a result of this evaluation.

During the fourth quarter of fiscal year 2013, as part of management’s ongoing evaluation of potential strategic alternatives for certain of the Company’s homecare and cleaning products, we further determined based on our review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name is impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis. In performing the Step 2 analysis, we determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%. Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and earnings before income taxes, depreciation and amortization (“EBITDA”). The discount rate used was based on the weighted-average cost of capital. We also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, we recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value of $7.9 million.

An intangible asset valuation is dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. While we believe that the estimates and assumptions used in our analysis are reasonable, actual events and results could differ substantially from those included in the valuation. In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent impairment analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”,  which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new rules require companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. The Company is currently evaluating this updated authoritative guidance, but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The consolidated financial statements include sales to Tractor Supply of $0.8 million and $0.6 million for fiscal years 2013 and 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2013.

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

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2013. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $1.0 million.

Interest Rate Risk

As of August 31, 2013,  the Company had a $63.0 million outstanding balance on its existing $125.0 million revolving credit facility agreement with Bank of America, N.A. (“Bank of America”).  This $125.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until Januaury 7, 2018. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2013 and 2012 and for each of the three fiscal years in the period ended August 31, 2013, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2013
	1st	2nd	3rd	4th	Total
Net sales	$95,264	$86,712	$93,103	$93,469	$368,548
Gross profit	47,727	44,126	47,784	49,526	189,163
Net income	10,944	10,461	10,267	8,141	39,813
Diluted earnings per common share	$0.69	$0.66	$0.66	$0.53	$2.54

	Fiscal Year Ended August 31, 2012
	1st	2nd	3rd	4th	Total
Net sales	$84,945	$85,966	$87,022	$84,851	$342,784
Gross profit	41,338	42,143	43,082	41,919	168,482
Net income	6,792	10,584	9,136	8,973	35,485
Diluted earnings per common share	$0.42	$0.65	$0.57	$0.56	$2.20

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2013, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2013, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2013, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders on December 10, 2013 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2013:

Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon exercise		Weighted-average exercise		equity compensation plans
	of outstanding options,		price of outstanding options		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Plan category
Equity compensation plans
approved by security holders	361,730	(1)	$33.13	(2)	1,987,876
Equity compensation plans not
approved by security holders	n/a		n/a		n/a
	361,730	(1)	$33.13	(2)	1,987,876

(1)  Includes 168,591 securities to be issued upon exercise of outstanding stock options; 151,728 securities to be issued pursuant to outstanding restricted stock units; 17,180 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the target number of PSU shares to be issued upon achievement of the applicable performance measures specified for such PSUs; and 24,231 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs.

(2)  Weighted average exercise price only applies to stock options outstanding of 168,591, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(o) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(a) thereto.

10(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(a) thereto.

10(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 15, 2013.

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors.

10(e)	Form of Market Share Unit Award Agreement, incorporated by reference from the Registrant’s Form 8-K filed October 25, 2012, Exhibit 10(a) thereto.

10(f)

Form of Performance Share Unit Award Agreement for 2011 awards to executive officers under the WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(e) thereto.

10(g)	Amended and Restated of WD-40 Company’s Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 1, 2012, Appendix A thereto.

10(h)

Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 18, 2010, Exhibit 10(f) thereto.

10(i)

Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(j)

Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(i) thereto.

10(k)

Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(j) thereto.

10(l)

Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(m)

Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(l) thereto.

10(n)

Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(m) thereto.

10(o)

Change of Control Severance Agreement between WD-40 Company and Jay Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2008, Exhibit 10(m) thereto.

10(p)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed June 17, 2011, Exhibit 10(a) thereto. 10(b) thereto.

10(q)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrants’s Form 10-Q filed January 9, 2013, Exhihit 10(b) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2013.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2013

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 22, 2013

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 22, 2013

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 22, 2013

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 22, 2013

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 22, 2013

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2013

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity  and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2013 and  August 31, 2012, and the results of  their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA

October 22, 2013

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$53,434	$69,719
Short-term investments	37,516	1,033
Trade accounts receivable, less allowance for doubtful
accounts of $540 and $391 at August 31, 2013
and 2012, respectively	56,878	55,491
Inventories	32,433	29,797
Current deferred tax assets, net	5,672	5,551
Other current assets	6,210	4,526
Total current assets	192,143	166,117
Property and equipment, net	8,535	9,063
Goodwill	95,236	95,318
Other intangible assets, net	24,292	27,685
Other assets	2,858	2,687
Total assets	$323,064	$300,870

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,693	$21,242
Accrued liabilities	16,562	16,492
Revolving credit facility	63,000	45,000
Accrued payroll and related expenses	17,244	5,904
Income taxes payable	1,146	807
Total current liabilities	117,645	89,445
Long-term deferred tax liabilities, net	24,011	24,007
Deferred and other long-term liabilities	1,901	1,956
Total liabilities	143,557	115,408

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,392,979 and 19,208,845 shares issued at August 31, 2013 and 2012, respectively; and 15,285,536 and 15,697,534 shares outstanding at
August 31, 2013 and 2012, respectively	19	19
Additional paid-in capital	133,239	126,210
Retained earnings	214,034	193,265
Accumulated other comprehensive loss	(5,043)	(2,727)
Common stock held in treasury, at cost ― 4,107,443 and 3,511,311
shares at August 31, 2013 and 2012, respectively	(162,742)	(131,305)
Total shareholders' equity	179,507	185,462
Total liabilities and shareholders' equity	$323,064	$300,870

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2013	2012	2011

Net sales	$368,548	$342,784	$336,409
Cost of products sold	179,385	174,302	168,297
Gross profit	189,163	168,482	168,112

Operating expenses:
Selling, general and administrative	104,378	88,918	87,311
Advertising and sales promotion	24,811	25,702	25,132
Amortization of definite-lived intangible assets	2,260	2,133	1,537
Impairment of definite-lived intangible assets	1,077	-	-
Total operating expenses	132,526	116,753	113,980

Income from operations	56,637	51,729	54,132

Other income (expense):
Interest income	506	261	228
Interest expense	(693)	(729)	(1,076)
Other income (expense), net	417	(348)	247
Income before income taxes	56,867	50,913	53,531
Provision for income taxes	17,054	15,428	17,098
Net income	$39,813	$35,485	$36,433

Earnings per common share:
Basic	$2.55	$2.22	$2.16
Diluted	$2.54	$2.20	$2.14

Shares used in per share calculations:
Basic	15,517	15,914	16,803
Diluted	15,619	16,046	16,982

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2013	2012	2011

Net income	$39,813	$35,485	$36,433
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,316)	(2,369)	3,976
Total comprehensive income	$37,497	$33,116	$40,409

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2010	18,251,142	$18	$93,101	$157,805	$(4,334)	1,563,498	$(50,066)	$196,524
Issuance of common stock upon
settlements of stock-based equity awards	697,726	1	19,523					19,524
Stock-based compensation			3,033					3,033
Tax benefits from settlements of
stock-based equity awards			1,365					1,365
Cash dividends ($1.08 per share)				(18,230)				(18,230)
Acquisition of treasury stock						1,017,457	(41,399)	(41,399)
Foreign currency translation adjustment					3,976			3,976
Net income				36,433				36,433
Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226
Issuance of common stock upon
settlements of stock-based equity awards	259,977		5,710					5,710
Stock-based compensation			2,769					2,769
Tax benefits from settlements of
stock-based equity awards			709					709
Cash dividends ($1.14 per share)				(18,228)				(18,228)
Acquisition of treasury stock						930,356	(39,840)	(39,840)
Foreign currency translation adjustment					(2,369)			(2,369)
Net income				35,485				35,485
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock upon
settlements of stock-based equity awards	184,134		3,685					3,685
Stock-based compensation			2,453					2,453
Tax benefits from settlements of
stock-based equity awards			891					891
Cash dividends ($1.22 per share)				(19,044)				(19,044)
Acquisition of treasury stock						596,132	(31,437)	(31,437)
Foreign currency translation adjustment					(2,316)			(2,316)
Net income				39,813				39,813
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2013	2012	2011
Operating activities:
Net income	$39,813	$35,485	$36,433
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,359	4,869	4,386
Impairment of definite-lived intangible assets	1,077	-	-
Net losses on sales and disposals of property and equipment	3	67	154
Deferred income tax	(1,004)	367	2,831
Excess tax benefits from settlements of stock-based equity awards	(850)	(671)	(1,195)
Stock-based compensation	2,453	2,769	3,033
Unrealized foreign currency exchange losses, net	1,113	2,112	469
Provision for bad debts	511	157	162
Changes in assets and liabilities:
Trade accounts receivable	(3,800)	226	(9,776)
Inventories	(2,829)	(12,347)	(2,654)
Other assets	(1,998)	(64)	2,795
Accounts payable and accrued liabilities	(886)	3,206	657
Accrued payroll and related expenses	10,362	(2,794)	(7,802)
Income taxes payable	2,284	1,412	2,661
Deferred and other long-term liabilities	(39)	(545)	(2,145)
Net cash provided by operating activities	51,569	34,249	30,009

Investing activities:
Purchases of property and equipment	(2,854)	(3,765)	(2,875)
Proceeds from sales of property and equipment	158	1,167	170
Purchases of short-term investments	(38,838)	(1,029)	(515)
Maturities of short-term investments	2,000	514	-
Net cash used in investing activities	(39,534)	(3,113)	(3,220)

Financing activities:
Repayments of long-term debt	-	(10,715)	(10,714)
Proceeds from revolving credit facility	18,000	114,550	5,000
Repayments of revolving credit facility	-	(69,550)	(5,000)
Dividends paid	(19,044)	(18,228)	(18,230)
Proceeds from issuance of common stock	4,791	7,030	20,215
Treasury stock purchases	(31,437)	(39,840)	(41,399)
Excess tax benefits from settlements of stock-based equity awards	850	671	1,195
Net cash used in financing activities	(26,840)	(16,082)	(48,933)
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(1,728)	2,609
Net (decrease) increase in cash and cash equivalents	(16,285)	13,326	(19,535)
Cash and cash equivalents at beginning of period	69,719	56,393	75,928
Cash and cash equivalents at end of period	$53,434	$69,719	$56,393

Supplemental cash flow information:
Cash paid for:
Interest	$698	$642	$986
Income taxes, net of tax refunds received	$16,614	$13,240	$11,424

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40®, 3-IN-ONE®, and BLUE WORKS® brand names.   Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines. The Company launched the WD-40 Specialist product line in the United States (“U.S.”) during the first quarter of fiscal year 2012 and continued to launch the product line in Canada and select countries in Latin America, Asia and Europe throughout fiscal years 2012 and 2013.  The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.  In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Short-term Investments

Short-term investments include securities with stated or callable maturities of three to no more than twelve months. The Company's short-term investments consisted of term deposits and callable time deposits with a carrying value of $37.5 million and $1.0 million at August 31, 2013 and 2012, respectively. These term deposits were subject to penalty for early redemption before their maturity.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectable. Trade accounts receivable are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2013 and 2012.

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

Included in inventories are amounts for certain raw materials and components that the Company has provided to its third-party contract manufacturers but that remain unpaid to the Company as of the balance sheet date. The Company’s contract manufacturers package products to the Company’s specifications and, upon order from the Company, ship ready-to-sell inventory to either the Company’s third-party distribution centers or directly to its customers. The Company transfers certain raw materials and components to these contract manufacturers for use in the manufacturing process. Contract manufacturers are obligated to pay the Company for these raw materials and components upon receipt. Amounts receivable from the contract manufacturers as of the balance sheet date related to transfers of these raw materials and components by the Company to its contract manufacturers are considered product held at third-party contract manufacturers and are included in inventories in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.1 million for fiscal year 2013 and $2.7 million for each of fiscal years 2012 and 2011. These amounts include factory depreciation expense recognized as cost of products sold totaling $1.2 million for fiscal year 2013 and $1.1 million for each of fiscal years 2012 and 2011.

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

In accordance with Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

During the fourth quarter of fiscal year 2013, the Company recorded a non-cash, before tax impairment charge of $1.1 million to reduce the carrying value of the 2000 Flushes trade name intangible asset to its fair value. For additional details, refer to the information set forth in Note 6 – Goodwill and Other Intangible Assets. No impairments to its long-lived assets were identified by the Company during fiscal years 2012 or 2011.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, short-term borrowings and foreign currency exchange contracts. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include demand deposits, term deposits and callable time deposits. The Company’s trade accounts receivable are derived from customers located in North America, South America, Asia-Pacific and Europe. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2013 and 2012.

Revenue Recognition and Sales Incentives

Sales are recognized as revenue at the time of delivery to the customer when risks of loss and title have passed. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts.

The Company records the costs of promotional activities such as sales incentives, trade promotions, coupon offers and cash discounts that are given to its customers as a reduction of sales in its consolidated statements of operations.

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

Cost of Products Sold

Cost of products sold primarily includes the cost of products manufactured on the Company’s behalf by its third-party contract manufacturers, net of volume and other rebates. Cost of products sold also includes the costs to manufacture WD-40 concentrate, which is done at the Company’s own facilities or at third-party contract manufacturers. When the concentrate is manufactured by the Company, cost of products sold includes direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials and finished product; and depreciation of machinery and equipment used in the manufacturing process.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight are generally included in cost of sales, whereas shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $15.7 million, $15.4 million and $15.0 million for fiscal years 2013, 2012 and 2011, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $7.2 million, $5.1 million and $5.5 million in fiscal years 2013, 2012 and 2011, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during each reporting period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $0.4 million of net gains, $0.3 million of net losses and $0.2 million of net gains in foreign currency transactions during fiscal years 2013, 2012 and 2011, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2013, the Company had a notional amount of $9.5 million outstanding in foreign currency forward contracts, which mature from September 2013 through December 2013.  Unrealized net gains related to foreign currency forward contracts were not significant at August 31, 2013 and 2012.

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

The fair value of stock options is determined using a Black-Scholes option pricing model. The fair values of restricted stock unit awards and performance share unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the performance share unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance conditions. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock-based equity awards are granted and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2013, the Company determined that it has a remaining pool of windfall tax benefits.

Segment Information

The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker (“CODM”) organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical locations. In addition, the CODM assesses and measures on revenue based on product groups.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for reporting periods beginning after December 15, 2012. This authoritative guidance was issued to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).  This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The adoption of this new authoritative guidance did not have an impact on the Company’s consolidated financial statement disclosures.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income. Under these new presentation rules, companies have the option to present other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated authoritative guidance on comprehensive income is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The amendments in this guidance also require that reclassifications from other comprehensive income to net income be presented on the face of the consolidated financial statements, but this portion of the guidance was indefinitely deferred in accordance with ASU No. 2011-12 which was issued by the FASB in December 2011. In September 2012, the Company adopted this updated authoritative guidance and elected to present comprehensive income in two separate but consecutive statements as part of its consolidated financial statements. Other than a change in presentation, the adoption of this new authoritative guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”,  which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new rules require companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. The Company is currently evaluating this updated authoritative guidance, but it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The Company’s financial assets are summarized below, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	August 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Time deposits	$17,203	$-	$17,203	$-
Term deposits	894	-	894	-
Callable time deposits	36,622	-	36,622	-
Total	$54,719	$-	$54,719	$-

	August 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,025	$-	$4,025	$-
Term deposits	1,033	-	1,033	-
Total	$5,058	$-	$5,058	$-

Money market funds and time deposits are highly liquid investments classified as cash equivalents and term deposits and callable time deposits are classified as short-term investments in the Company’s consolidated balance sheets at August 31, 2013 and 2012.

The carrying values of term deposits, time deposits and callable time deposits are recorded at cost, which approximates fair value that is based on third party quotations of similar assets in active markets, and are thus classified as Level 2 within the fair value hierarchy.

The carrying values of trade accounts receivable, accounts payable and the revolving line of credit approximate their fair values due to their short-term maturities.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. There were no nonfinancial assets and liabilities deemed to be impaired and measured at fair value on a nonrecurring basis as of August 31, 2013 and 2012, with the exception of the 2000 Flushes trade name, for which an impairment charge of $1.1 million  was recorded to in the fourth quarter of fiscal year 2013. For additional details, refer to the information set forth in Note 6 – Goodwill and Other Intangible Assets.

Note 4.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Product held at third-party contract manufacturers	$3,790	$4,142
Raw materials and components	4,597	4,093
Work-in-process	18	347
Finished goods	24,028	21,215
Total	$32,433	$29,797

Note 5.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Machinery, equipment and vehicles	$12,035	$12,517
Buildings and improvements	3,781	3,574
Computer and office equipment	3,389	3,270
Software	5,997	5,530
Furniture and fixtures	1,285	1,229
Land	283	287
Subtotal	26,770	26,407
Less: accumulated depreciation and amortization	(18,235)	(17,344)
Total	$8,535	$9,063

Note 6. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2011	$85,578	$8,663	$1,211	$95,452
Translation adjustments	(20)	(114)	-	(134)
Balance as of August 31, 2012	85,558	8,549	1,211	95,318
Translation adjustments	(13)	(69)	-	(82)
Balance as of August 31, 2013	$85,545	$8,480	$1,211	$95,236

During the second quarter of fiscal year 2013, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. Under updated authoritative guidance which was issued by the FASB in September 2011, companies are permitted to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company early adopted the provisions of this new guidance in conjunction with its second quarter of fiscal year 2012 annual goodwill impairment test and it performed a qualitative assessment of all reporting units of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2013.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2013.  To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets,  which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	August 31,	August 31,
	2013	2012
Gross carrying amount	$34,615	$34,689
Accumulated amortization	(9,124)	(6,943)
Accumulated impairment of intangible assets	(1,077)	-
Translation adjustments	(122)	(61)
Net carrying amount	$24,292	$27,685

In April 2013, the Company determined based on its review of events and circumstances that there were indicators that the carrying values of its 2000 Flushes, Spot Shot, Carpet Fresh and X-14 trade name definite-lived intangible assets may not be fully recoverable.  The specific event which existed for each of the trade names was related to the Company’s evaluation work which it started in late April 2013 and was an outcome of discussions with the Board of Directors in March 2013 to explore the strategic alternatives for these homecare and cleaning products in the Americas segment. As a result of this work being performed by the Company starting in late April 2013, it was determined that there was a likelihood of more than 50% that these trade names in certain locations will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives.  As a result, management performed the Step 1 recoverability test under Accounting Standards Codification 360-10-35,

Impairment or Disposal of Long-Lived Assets, for each of these trade names.  In performing the Step 1 recoverability test, the Company compared the carrying value of each asset group, which was determined to be at the trade name level, to the total of the undiscounted cash flows expected to be received over the remaining useful life of each trade name asset group. Based on the results of this recoverability test, the Company determined that the total of the undiscounted cash flows exceeded the carrying value for each of these asset groups and that no impairment existed for any of these trade names as of May 31, 2013. In addition, in conjunction with performing this recoverability analysis, the Company also performed an evaluation of the remaining useful life for each of these trade names to determine if they were still appropriate as of May 31, 2013. Based on the results of this evaluation, the Company also determined that it was appropriate to reduce the remaining useful life of the 2000 Flushes trade name from fourteen years and ten months to seven years effective on May 1, 2013. Consequently, the Company began to amortize this trade name on a straight-line basis over its new remaining useful life effective on May 1, 2013. The Company determined that no reduction of the remaining useful lives for the Spot Shot, Carpet Fresh, X-14 and 1001 trade names were warranted as a result of this evaluation.

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company further determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name is impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis. In performing the Step 2 analysis, the Company determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%.  Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and earnings before income taxes, depreciation and amortization (“EBITDA”). The discount rate used was based on the weighted-average cost of capital. The Company also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. The inputs used in the impairment fair value analysis fall within Level 3 of the fair value hierarchy due to the significant unobservable inputs used to determine fair value. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value of $7.9 million.

An intangible asset valuation is dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. While the Company believes that the estimates and assumptions used in its analyses are reasonable, actual events and results could differ substantially from those included in the valuation. In the event that business conditions change in the future, the Company may be required to reassess and update its forecasts and estimates used in subsequent impairment analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its 1001 trade name intangible asset for the quarter ended August 31, 2013 and thus the Step 1 recoverability test was not performed for this trade name.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2011	$26,413	$3,520	$-	$29,933
Amortization expense	(1,861)	(272)	-	(2,133)
Translation adjustments	162	(277)	-	(115)
Balance as of August 31, 2012	24,714	2,971	-	27,685
Amortization expense	(2,101)	(159)	-	(2,260)
Impairment of intangible assets	(1,077)	-	-	(1,077)
Translation adjustments	-	(56)	-	(56)
Balance as of August 31, 2013	$21,536	$2,756	$-	$24,292

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

Trade Names
Fiscal year 2014	$2,365
Fiscal year 2015	2,365
Fiscal year 2016	2,365
Fiscal year 2017	2,365
Fiscal year 2018	2,365
Thereafter	12,467
Total	$24,292

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Accrued advertising and sales promotion expenses	$9,986	$9,963
Accrued professional services fees	1,358	1,006
Accrued sales taxes	1,494	839
Accrued other taxes	368	1,243
Other	3,356	3,441
Total	$16,562	$16,492

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Accrued bonuses	$9,847	$1,034
Accrued payroll	2,048	1,802
Accrued profit sharing	2,739	1,714
Accrued payroll taxes	1,991	892
Other	619	462
Total	$17,244	$5,904

Deferred and other long-term liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Supplemental employee retirement plan benefits liability	$548	$598
Other income taxes payable	1,243	1,297
Other	110	61
Total	$1,901	$1,956

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

During the fiscal year ended August 31, 2013, the Company borrowed an additional $18.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of August 31, 2013, the Company had a $63.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 9. Share Repurchase Plans

On December 13, 2011, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was in effect through December 12, 2013, the Company was authorized to acquire up to $50.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from December 14, 2011 through July 31, 2013, the Company repurchased 1,013,400 shares at a total cost of $50.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On June 18, 2013, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2013, the Company repurchased 45,633 shares at a total cost of $2.7 million.

Note 10.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net income	$39,813	$35,485	$36,433
Less: Net income allocated to participating securities	(196)	(152)	(130)
Net income available to common shareholders	$39,617	$35,333	$36,303

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Weighted-average common shares outstanding, basic	15,517	15,914	16,803
Weighted-average dilutive securities	102	132	179
Weighted-average common shares outstanding, diluted	15,619	16,046	16,982

There were no anti-dilutive stock options outstanding for the fiscal years ended August 31, 2013, 2012 and 2011.

Note 11.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $0.8 million and $0.6 million for fiscal years 2013 and 2012, respectively. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2013.

Note 12.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2013 which provide for the following future fiscal year minimum payments (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Operating leases	$1,775	$1,485	$935	$590	$325	$376

Rent expense was $2.0 million, $1.8 million and $1.6 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.8 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2013.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2013, no such commitments were outstanding.

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

In its complaint, IQPC asserts that the Company is obligated to indemnify IQPC for claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC also asserts that it has been harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. The complaint also seeks damages for alleged economic losses in excess of $40.0 million, attorney’s fees and punitive damages based on alleged misrepresentations and false promises.  The Company believes the case is without merit and will vigorously defend this matter. At this stage in the litigation, the Company does not believe that a loss is probable and management is unable to reasonably estimate a possible loss or range of possible loss.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2013.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2013.

Note 13. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
United States	$36,302	$36,666	$37,309
Foreign (1)	20,565	14,247	16,222
Income before income taxes	$56,867	$50,913	$53,531

(1)	Included in these amounts are income before income taxes for the EMEA segment of $17.5 million, $11.1 million and $14.5 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Current:
Federal	$11,239	$10,100	$9,321
State	886	3	951
Foreign	4,973	3,820	4,627
Total current	17,098	13,923	14,899

Deferred:
United States	(157)	1,449	2,162
Foreign	113	56	37
Total deferred	(44)	1,505	2,199
Provision for income taxes	$17,054	$15,428	$17,098

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2013	2012
Deferred tax assets:
Accrued payroll and related expenses	$1,367	$886
Accounts receivable	675	702
Reserves and accruals	2,584	2,676
Stock-based compensation expense	2,023	2,121
Uniform capitalization	1,623	1,156
Tax credit carryforwards	1,631	1,240
Other	1,584	1,604
Total gross deferred tax assets	11,487	10,385
Valuation allowance	(1,842)	(1,302)
Total deferred tax assets	9,645	9,083

Deferred tax liabilities:
Property and equipment, net	(1,023)	(1,163)
Amortization of tax goodwill and intangible assets	(25,331)	(24,708)
Investments in partnerships	(1,506)	(1,471)
Other	(124)	(197)
Total deferred tax liabilities	(27,984)	(27,539)
Net deferred tax liabilities	$(18,339)	$(18,456)

The Company had state net operating loss (“NOL”) carryforwards of $6.2 million and $4.8 million as of August 31, 2013 and 2012, which generated a net deferred tax asset of $0.3 million and $0.2 million, respectively.  The state NOL carryforwards for fiscal year ended August 31, 2013 will begin to expire in fiscal year 2014.  The Company also had cumulative tax credit carryforwards of $1.6 million as of August 31, 2013 and $1.2 million as of August 31, 2012, of which $1.5 million and $1.1 million, respectively, is attributable to a U.K. tax credit carryforward, which does not expire. Future utilization of the tax credit carryforwards and certain state NOL carryovers is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized.   Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with cumulative tax credit carryforwards. In addition, a valuation allowance has been recorded against the deferred tax asset associated with certain state NOL carryovers in the amount of $0.2 million  and $0.1 million as of August 31, 2013 and 2012, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Amount computed at U.S. statutory federal tax rate	$19,904	$17,820	$18,736
State income taxes, net of federal tax benefits	661	(16)	734
Effect of foreign operations	(2,353)	(1,377)	(1,377)
Benefit from qualified domestic production deduction	(1,050)	(951)	(798)
Research and experimentation credits	(82)	(22)	(117)
Other	(26)	(26)	(80)
Provision for income taxes	$17,054	$15,428	$17,098

As of August 31, 2013, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $84.7 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $6.7 million as of August 31, 2013. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate such foreign earnings in future periods, the Company would incur incremental U.S. federal and state income taxes as well as foreign withholding taxes.  However, the Company’s intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund the U.S. operations. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2013	2012
Unrecognized tax benefits - beginning of fiscal year	$1,023	$1,374
Gross increases - tax positions in prior periods	-	7
Gross decreases - tax positions in prior periods	-	(67)
Gross increases - current period tax positions	169	422
Expirations of statute of limitations for assessment	(173)	(406)
Settlements	(39)	(307)
Unrecognized tax benefits - end of fiscal year	$980	$1,023

There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2013 and 2012. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2013 and 2012.

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

Note 14. Stock-based Compensation

As of August 31, 2013, the Company had one stock incentive plan, the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2013, the Company had granted awards of restricted stock units (“RSUs”), performance share units (“PSUs”) and market share units (“MSUs”) under the 2007 Plan. Additionally, as of August 31, 2013, there were still outstanding stock options which had been granted under the Company’s prior stock option plan. The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2007 Plan is 2,957,830. As of August 31, 2013, 1,987,876 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan.

Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the RSUs upon termination of each director’s service as a director of the Company. Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Vesting of the RSUs granted to employees is over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs at the time of vest. The director RSU holders and the executive officer March 2008 grant date RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Vesting of the PSUs granted to certain executive officers follows a performance measurement period of two full fiscal years ending as of the Company’s fiscal year end for the first full fiscal year following the date of grant (the “Measurement Year” for PSUs). Vesting of the MSUs granted to certain high level employees follows a performance measurement period of three full fiscal years ending as of the Company’s fiscal year end for the second full fiscal year following the date of grant (the “Measurement Year” for MSUs). Shares will be issued pursuant to the vested PSUs and MSUs following the conclusion of the applicable PSU or MSU Measurement Year after the Committee’s certification of achievement of the applicable performance measure(s) for such PSUs and MSUs and the vesting of the PSUs and MSUs and the applicable percentage of the target number of PSU and MSU shares to be issued.

Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.5 million, $2.8 million and $3.0 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.8 million, $0.9 million and $1.0 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively. As of August 31, 2013, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.3 million and $0.6 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.6 years and 2.2 years for RSUs and MSUs, respectively. No further unamortized compensation cost for PSUs remained as of August 31, 2013.

Stock Options

No stock option awards were granted by the Company during the fiscal years ended August 31, 2013, 2012 and 2011. Fiscal year 2008 was the latest fiscal period in which the Company granted any stock options. The estimated fair value of each of the Company’s stock option awards granted in fiscal year 2008 and prior was determined on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2012	313,267	$33.12
Granted	-	$-
Exercised	(144,676)	$33.12
Forfeited or expired	-	$-
Outstanding at August 31, 2013	168,591	$33.13	3.2	$4,223
Exercisable at August 31, 2013	168,591	$33.13	3.2	$4,223

The total intrinsic value of stock options exercised was $3.2 million, $2.8 million and $7.2 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The income tax benefits from stock options exercised totaled $0.9 million, $0.7 million and $2.2 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2012	169,904	$36.03
Granted	34,576	$45.45
Converted to common shares	(51,052)	$35.73
Forfeited	(1,700)	$38.67
Outstanding at August 31, 2013	151,728	$38.25	$8,828
Vested at August 31, 2013	85,613	$36.45	$4,981

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2013, 2012 and 2011 was $45.45,  $39.71 and $37.35, respectively. The total intrinsic value of all RSUs converted to common shares was $2.4 million, $3.1 million and $1.9 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The income tax benefits from RSUs converted to common shares totaled $0.8 million, $0.9 million and $0.5 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

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

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Performance Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2012	41,180	$38.02
Granted	-	$-
Converted to common shares	(11,520)	$36.88
Forfeited	(12,480)	$36.88
Outstanding at August 31, 2013	17,180	$39.61	$1,000
Expected to vest at August 31, 2013	13,315	$39.61	$775

The weighted-average fair value of all PSUs granted during the fiscal years ended August 31, 2012 and 2011 was $39.61 and $36.88,  respectively. No PSUs were granted during the fiscal year ended August 31, 2013. The total intrinsic value of all PSUs converted to common shares was $0.6 million for each of the fiscal years ended August 31, 2013 and 2012. No PSUs were converted to common shares during the fiscal year ended August 31, 2011.

The income tax benefits from PSUs converted to common shares totaled $0.2 million for each of the fiscal years ended August 31, 2013 and 2012.

Market Share Units

In October 2012, the Company began granting MSU awards to certain high level employees. The MSUs are market performance-based awards that shall vest with respect to the applicable percentage of the target number of MSU shares based on relative total stockholder return (“TSR”) for the Company as compared to the total return for the

Russell 2000 Index (“Index”) over the performance measurement period. The ultimate number of MSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the measurement period. The probabilities of the actual number of MSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MSU awards; therefore, the compensation expense for the MSU awards will be recognized assuming the requisite service period is rendered and will not be adjusted based on the actual number of such MSU awards to ultimately vest.

The estimated fair value of each of the Company’s MSU awards, which are not entitled to receive dividend equivalents with respect to the MSUs, was determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of possible future stock prices for both the Company and the Index and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatilities of the Company’s stock and the Index, the Company’s risk-free interest rate and expected dividends. The following weighted-average assumptions for MSU grants were used in the Monte Carlo simulation model:

Fiscal Year Ended August 31, 2013
Expected volatility	25.4%
Risk-free interest rate	0.4%
Expected dividend yield	0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.85-year period, which was the remaining term of the performance measurement period at the date of grant. The risk-free interest rate was based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance measurement period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance measurement period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2012	-	$-
Granted	24,393	$37.15
Converted to common shares	-	$-
Forfeited	(162)	$29.85
Outstanding at August 31, 2013	24,231	$37.20	$1,410

The weighted-average fair value of all MSUs granted during the fiscal year ended August 31, 2013 was $37.15. No MSUs were converted to common shares during the fiscal year ended August 31, 2013.

Note 15. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The

Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $2.7 million, $2.6 million and $2.3 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2013, 2012 and 2011 was $1.3 million, $1.1 million and $1.0 million, respectively.

Note 16.  Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized on the basis of geographical area into the following three segments: the Americas; EMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the operating segments and are reported separate from the Company’s identified segments. The corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development,  quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs.

The Company has updated the financial information previously reported for the business segments to separate out the unallocated corporate expenses. These amounts were included within the Americas segment in the Company’s previously reported business segment information. Summary information about reportable segments is as follows (in thousands):

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2013
Net sales	$180,544	$135,984	$52,020	$-	$368,548
Income from operations	$39,383	$31,213	$9,308	$(23,267)	$56,637
Depreciation and
amortization expense	$4,189	$959	$200	$11	$5,359
Interest income	$1	$348	$157	$-	$506
Interest expense	$684	$-	$9	$-	$693

Fiscal Year Ended August 31, 2012
Net sales	$177,394	$116,936	$48,454	$-	$342,784
Income from operations	$39,455	$23,524	$8,458	$(19,708)	$51,729
Depreciation and
amortization expense	$3,458	$1,224	$177	$10	$4,869
Interest income	$1	$122	$138	$-	$261
Interest expense	$721	$-	$8	$-	$729

Fiscal Year Ended August 31, 2011
Net sales	$169,881	$125,400	$41,128	$-	$336,409
Income from operations	$39,085	$27,846	$6,509	$(19,308)	$54,132
Depreciation and
amortization expense	$2,702	$1,377	$187	$120	$4,386
Interest income	$8	$108	$112	$-	$228
Interest expense	$1,066	$-	$10	$-	$1,076

(1) Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

The CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Multi-purpose maintenance products	$320,883	$286,480	$278,763
Homecare and cleaning products	47,665	56,304	57,646
Total	$368,548	$342,784	$336,409

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net Sales by Geography:
United States	$145,233	$144,052	$135,025
United Kingdom	26,298	23,402	26,188
Germany (2)	26,671	21,092	26,865
Latin America	19,200	17,689	18,720
Other international	151,146	136,549	129,611
Total	$368,548	$342,784	$336,409

Long-lived Assets by Geography (3) :
United States	4,223	5,297	5,232
International	4,312	3,766	3,250
Total	$8,535	$9,063	$8,482

(2) Represents net sales from the Germanics sales region which includes Germany, Austria, Denmark, Switzerland and the Netherlands.

(3)  Includes tangible assets or property and equipment, net, attributed to the geographic location in which such assets are located.

Note 17.  Subsequent Events

On October 4, 2013, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on October 31, 2013 to shareholders of record on October 21, 2013.