Form 10-Q
period 2013-11-30
WD 40 CO
filed 2014-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer  ☑        Accelerated filer  ☐  Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 2, 2014 was 15,246,308.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$51,419	$53,434
Short-term investments	40,724	37,516
Trade accounts receivable, less allowance for doubtful
accounts of $735 and $540 at November 30, 2013
and August 31, 2013, respectively	56,477	56,878
Inventories	33,790	32,433
Current deferred tax assets, net	5,681	5,672
Other current assets	6,245	6,210
Total current assets	194,336	192,143
Property and equipment, net	9,088	8,535
Goodwill	95,438	95,236
Other intangible assets, net	23,841	24,292
Other assets	2,907	2,858
Total assets	$325,610	$323,064

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,523	$19,693
Accrued liabilities	15,919	16,562
Revolving credit facility	63,000	63,000
Accrued payroll and related expenses	12,192	17,244
Income taxes payable	2,770	1,146
Total current liabilities	112,404	117,645
Long-term deferred tax liabilities, net	24,661	24,011
Deferred and other long-term liabilities	1,943	1,901
Total liabilities	139,008	143,557

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,459,734 and 19,392,979 shares issued at November 30, 2013 and
August 31, 2013, respectively; and 15,274,308 and 15,285,536 shares
outstanding at November 30, 2013 and August 31, 2013, respectively	19	19
Additional paid-in capital	134,275	133,239
Retained earnings	220,758	214,034
Accumulated other comprehensive loss	(444)	(5,043)
Common stock held in treasury, at cost ― 4,185,426 and 4,107,443
shares at November 30, 2013 and August 31, 2013, respectively	(168,006)	(162,742)
Total shareholders' equity	186,602	179,507
Total liabilities and shareholders' equity	$325,610	$323,064

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2013	2012

Net sales	$95,541	$95,264
Cost of products sold	45,868	47,537
Gross profit	49,673	47,727

Operating expenses:
Selling, general and administrative	26,699	25,329
Advertising and sales promotion	5,615	6,067
Amortization of definite-lived intangible assets	592	466
Total operating expenses	32,906	31,862

Income from operations	16,767	15,865

Other income (expense):
Interest income	131	62
Interest expense	(215)	(125)
Other (expense) income, net	(214)	52
Income before income taxes	16,469	15,854
Provision for income taxes	4,987	4,910
Net income	$11,482	$10,944

Earnings per common share:
Basic	$0.75	$0.69
Diluted	$0.74	$0.69

Shares used in per share calculations:
Basic	15,279	15,693
Diluted	15,366	15,807
Dividends declared per common share	$0.31	$0.29

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2013	2012

Net income	$11,482	$10,944
Other comprehensive income:
Foreign currency translation adjustment	4,599	1,035
Total comprehensive income	$16,081	$11,979

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock upon
settlements of stock-based equity awards	66,755		(264)					(264)
Stock-based compensation			517					517
Tax benefits from settlements of
stock-based equity awards			783					783
Cash dividends ($0.31 per share)				(4,758)				(4,758)
Acquisition of treasury stock						77,983	(5,264)	(5,264)
Foreign currency translation adjustment					4,599			4,599
Net income				11,482				11,482
Balance at November 30, 2013	19,459,734	$19	$134,275	$220,758	$(444)	4,185,426	$(168,006)	$186,602

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2013	2012
Operating activities:
Net income	$11,482	$10,944
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,378	1,203
Net gains on sales and disposals of property and equipment	(17)	(9)
Deferred income taxes	(154)	183
Excess tax benefits from settlements of stock-based equity awards	(777)	375
Stock-based compensation	517	619
Unrealized foreign currency exchange gains, net	(1,053)	(210)
Provision for bad debts	215	221
Changes in assets and liabilities:
Trade accounts receivable	2,302	(1,111)
Inventories	(1,088)	(890)
Other assets	117	(613)
Accounts payable and accrued liabilities	(2,580)	646
Accrued payroll and related expenses	(6,720)	981
Income taxes payable	3,052	3,199
Deferred and other long-term liabilities	35	57
Net cash provided by operating activities	6,709	15,595

Investing activities:
Purchases of property and equipment	(1,186)	(527)
Proceeds from sales of property and equipment	95	64
Purchases of short-term investments	(1,282)	(20,928)
Net cash used in investing activities	(2,373)	(21,391)

Financing activities:
Dividends paid	(4,758)	(4,579)
Proceeds from issuance of common stock	1,149	944
Treasury stock purchases	(5,264)	(8,091)
Excess tax benefits from settlements of stock-based equity awards	777	(375)
Net cash used in financing activities	(8,096)	(12,101)
Effect of exchange rate changes on cash and cash equivalents	1,745	613
Net decrease in cash and cash equivalents	(2,015)	(17,284)
Cash and cash equivalents at beginning of period	53,434	69,719
Cash and cash equivalents at end of period	$51,419	$52,435

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40® and 3-IN-ONE® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines. The Company launched the WD-40 Specialist product line in early fiscal year 2012 and currently sells this product line in various regions throughout theAmericas, EMEA and Asia-Pacific. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.  In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

The Company’s brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2013 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At November 30, 2013, the Company had a notional amount of $9.5 million outstanding in foreign currency forward contracts, which mature from December 2013 through March 2014. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2013 and August 31, 2013.

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

During the fourth quarter of fiscal year 2013, the Company recorded a non-cash, before tax impairment charge of $1.1 million to reduce the carrying value of the 2000 Flushes trade name intangible asset to its fair value. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

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

Fair Value Measurements

Accounting Standards Codification 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1:  Observable inputs such as quoted market prices in active markets for identical assets or liabilities;

Level 2:  Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3:  Unobservable inputs reflecting the Company’s own assumptions.

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2013, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts. The Company’s financial instruments include cash equivalents, short-term investments, trade accounts receivable, accounts payable, short-term borrowings and foreign currency exchange contracts. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturities.

During the three months ended November 30, 2013, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition. During the fourth quarter of fiscal 2013, the Company was required to make a nonrecurring fair value measurement related to the 2000 Flushes trade name intangible asset, for which an impairment charge of $1.1 million was recorded during that quarter. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

Segment Information

The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. In addition, the Chief Operating Decision Maker assesses and measures revenue based on product groups. The Company is organized on the basis of geographical area into the following three segments:

•	Americas segment consists of the U.S., Canada and Latin America;
•	Europe, Middle East and Africa (“EMEA”) segment consists of countries in Europe, the Middle East, Africa and India; and
•	Asia-Pacific segment consists of Australia, China and other countries in the Asia region.

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The objective of this updated guidance is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. In September 2013, the Company adopted ASU No. 2011-11 and the adoption of this new authoritative guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

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

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Product held at third-party contract manufacturers	$4,203	$3,790
Raw materials and components	4,213	4,597
Work-in-process	184	18
Finished goods	25,190	24,028
Total	$33,790	$32,433

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Machinery, equipment and vehicles	$12,309	$12,035
Buildings and improvements	3,918	3,781
Computer and office equipment	3,440	3,389
Software	6,290	5,997
Furniture and fixtures	1,310	1,285
Land	292	283
Subtotal	27,559	26,770
Less: accumulated depreciation and amortization	(18,471)	(18,235)
Total	$9,088	$8,535

Note 5.  Goodwill and Other Intangible Assets

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$85,545	$8,480	$1,211	$95,236
Translation adjustments	28	174	-	202
Balance as of November 30, 2013	$85,573	$8,654	$1,211	$95,438

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2013, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh and 1001 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	November 30,	August 31,
	2013	2013
Gross carrying amount	$34,807	$34,615
Accumulated amortization	(9,929)	(9,124)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	40	(122)
Net carrying amount	$23,841	$24,292

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis performed in the third quarter of fiscal year 2013. In performing the Step 2 analysis, the Company determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%. Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and earnings before income taxes, depreciation and amortization (“EBITDA”). The discount rate used was based on the weighted-average cost of capital. The Company also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. The inputs used in the impairment fair value analysis fall within Level 3 of the fair value hierarchy due to the significant unobservable inputs used to determine fair value. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value of $7.9 million.

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

In addition, there were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended November 30, 2013.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2013 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$21,536	$2,756	$-	$24,292
Amortization expense	(552)	(40)	-	(592)
Translation adjustments	-	141	-	141
Balance as of November 30, 2013	$20,984	$2,857	$-	$23,841

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

Trade Names
Remainder of fiscal year 2014	$1,780
Fiscal year 2015	2,373
Fiscal year 2016	2,373
Fiscal year 2017	2,373
Fiscal year 2018	2,373
Thereafter	12,569
Total	$23,841

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Accrued advertising and sales promotion expenses	$9,820	$9,986
Accrued professional services fees	1,251	1,358
Accrued sales taxes	931	1,494
Accrued other taxes	404	368
Other	3,513	3,356
Total	$15,919	$16,562

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Accrued bonuses	$2,685	$9,847
Accrued payroll	3,182	2,048
Accrued profit sharing	3,069	2,739
Accrued payroll taxes	2,650	1,991
Other	606	619
Total	$12,192	$17,244

Deferred and other long-term liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2013	2013
Supplemental employee retirement plan benefits liability	$540	$548
Other income taxes payable	1,249	1,243
Other	154	110
Total	$1,943	$1,901

Note 7. Debt

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

During the three months ended November 30, 2013, there were no additional borrowings made against the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of November 30, 2013, the Company had a $63.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2013, the Company repurchased 123,616 shares at a total cost of $7.9 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2013	2012
Net income	$11,482	$10,944
Less: Net income allocated to participating securities	(58)	(47)
Net income available to common shareholders	$11,424	$10,897

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2013	2012
Weighted-average common shares outstanding, basic	15,279	15,693
Weighted-average dilutive securities	87	114
Weighted-average common shares outstanding, diluted	15,366	15,807

For the three months ended November 30, 2013, 17,818 weighted-average stock-based equity awards outstanding that are non-participating securities were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended November 30, 2012, there were no anti-dilutive weighted-average stock-based equity awards outstanding excluded from the calculation of diluted EPS under the treasury stock method.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended November 30, 2013 and 2012.  Accounts receivable from Tractor Supply were $0.1 million as of November 30, 2013.

Note 11.  Commitments and Contingencies

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2013.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2013,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2013.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2013.

Note 12.  Income Taxes

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

The provision for income taxes was 30.3% and 31.0% of income before income taxes for the three months ended November 30, 2013 and 2012, respectively. The decrease in the effective income tax rate from period to period was mostly driven by the increasing proportion of the Company’s foreign earnings to total earnings, primarily those in the United Kingdom, which are taxed at lower rates.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2011 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2009 are no longer subject to examination. The Company has estimated that up to $0.1 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

The Company has updated the financial information previously reported for the business segments to separate out the unallocated corporate expenses. These amounts were included within the Americas segment in the Company’s previously reported business segment information. In addition, effective September 1, 2013, the Company transitioned the management of our India operations to the EMEA segment.  As a result, the India financial results are now being included in the EMEA segment for all periods presented. These amounts were previously included within the Asia-Pacific segment in the Company’s reported business segment information. Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2013:
Net sales	$44,062	$36,516	$14,963	$-	$95,541
Income from operations	$10,024	$8,935	$4,027	$(6,219)	$16,767
Depreciation and
amortization expense	$1,068	$247	$52	$11	$1,378
Interest income	$1	$101	$29	$-	$131
Interest expense	$213	$-	$2	$-	$215

November 30, 2012:
Net sales	$45,355	$35,585	$14,324	$-	$95,264
Income from operations	$10,167	$8,286	$2,764	$(5,352)	$15,865
Depreciation and
amortization expense	$918	$240	$43	$2	$1,203
Interest income	$1	$36	$25	$-	$62
Interest expense	$123	$-	$2	$-	$125

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2013	2012
Multi-purpose maintenance products	$83,986	$81,746
Homecare and cleaning products	11,555	13,518
Total	$95,541	$95,264

Note 14. Subsequent Events

On December 10, 2013, the Company’s Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.31 per share to $0.34 per share. The dividend is payable on January  31, 2014 to shareholders of record on January 6, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2013.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

 Overview

The Company

WD-40 Company, based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. Our vision is to create positive lasting memories by solving problems in the homes and factories around the world. We market multi-purpose maintenance products – under the WD-40® and 3-IN-ONE® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM  product lines. We launched the WD-40 Specialist product line in early fiscal year 2012 and currently sell this product line in various regions throughout the Americas, EMEA and Asia-Pacific.  The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.  In the fourth quarter of fiscal year 2012, we developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. We launched the WD-40 Bike product line in the U.S. during fiscal year 2013. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

Our brands are sold in various locations around the world. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2013:

•

Consolidated net sales increased $0.3 million for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.9 million on consolidated net sales for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $1.2 million from period to period.

•
➢	Multi-purpose maintenance products sales, which include the WD-40 and 3-IN-ONE brands, were $83.9 million, up 3% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $11.6 million, down 15% from the same period last fiscal year.

•

Americas segment sales were $44.0 million, down 3% compared to the same period last fiscal year. EMEA segment sales were $36.5 million, up 3% compared to the same period last fiscal year. Asia-Pacific segment sales were $15.0 million, up 4% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 52.0% for the three months ended November 30, 2013 compared to 50.1% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.6 million, or 5%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the three months ended November 30, 2013 were $0.74 versus $0.69 in the prior fiscal year period.

•

Progress continues to be made on the development and launch of new multi-purpose maintenance products. The Company launched the WD-40 Specialist product line in early fiscal year 2012 and currently sells this product line in various regions throughout the Americas, EMEA and Asia-Pacific.

•

Share repurchases continue to be executed under the current $60.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2013. During the three months ended November 30, 2013, the Company repurchased an additional 77,983 shares at an average price of $67.48 per share, bringing the total cost of the repurchases to $7.9 million under this plan.

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

Results of Operations

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$83,986	$81,746	$2,240	3%
Homecare and cleaning products	11,555	13,518	(1,963)	(15)%
Total net sales	95,541	95,264	277	-
Cost of products sold	45,868	47,537	(1,669)	(4)%
Gross profit	49,673	47,727	1,946	4%
Operating expenses	32,906	31,862	1,044	3%
Income from operations	$16,767	$15,865	$902	6%
Net income	$11,482	$10,944	$538	5%
Earnings per common share - diluted	$0.74	$0.69	$0.05	7%

Net Sales by Segment

Effective September 1, 2013, we transitioned the management of our India operations to the EMEA segment.  As a result, the India financial results are now being included in the EMEA segment for all periods presented. These amounts were previously included within the Asia-Pacific segment in the Company’s reported business segment information. The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$44,062	$45,355	$(1,293)	(3)%
EMEA	36,516	35,585	931	3%
Asia-Pacific	14,963	14,324	639	4%
Total	$95,541	$95,264	$277	-

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$35,922	$35,671	$251	1%
Homecare and cleaning products	8,140	9,684	(1,544)	(16)%
Total	$44,062	$45,355	$(1,293)	(3)%
% of consolidated net sales	46%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $44.0 million, down  $1.3 million, or 3%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $0.2 million, or 1%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.  This increase was driven primarily by higher sales of the WD-40 Specialist product line in the U.S. due to new distribution and the release of additional product offerings in the line during the first quarter of fiscal year 2014. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $1.5 million, or 16%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S. decreased 15% from period to period. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 52%, 18% and 6%, respectively, in the U.S. for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In the second half of fiscal year 2013, management started to evaluate the strategic alternatives for certain of the Company’s homecare and cleaning products. To date, no decisions have been made to change the strategic plans for these brands. In connection with this evaluation, management assessed the carrying value of the definite-lived intangible assets associated with these trade names in the second half of fiscal year 2013 and determined that the carrying values were not impaired, with the exception of the 2000 Flushes trade name, for which an impairment charge of $1.1 million was recorded.  At November 30, 2013, the carrying value of definite-lived intangible assets associated with these trade names was $23.8 million, of which less than $2.0 million was associated with the Carpet Fresh trade name.  Management will continue to assess the recoverability of these assets periodically based on changes in events or circumstances.  In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

For the Americas segment,  80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for each of the three months ended November 30, 2013 and 2012.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$34,766	$33,553	$1,213	4%
Homecare and cleaning products	1,750	2,032	(282)	(14)%
Total	$36,516	$35,585	$931	3%
% of consolidated net sales	38%	37%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $36.5 million, up $0.9 million, or 3%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased  $0.5 million, or 2%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout part of the Europe direct markets for the three months ended November 30,

2013 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: Italy, 17%; the Germanics region, 15%; and the U.K., 9%. The decreased sales in these regions were mostly offset by the sales increase of 24% in Iberia and 18% in France from period to period. The overall sales decrease in the direct markets was primarily due to the timing of customer orders and a lower level of promotional activities from period to period. Sales from direct markets accounted for 56% of the EMEA segment’s sales for the three months ended November 30, 2013 compared to 59% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.4 million, or 10%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets and initial sales of the WD-40 Specialist product line in Northern Europe. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Northern and Eastern Europe. The distributor markets accounted for 44% of the EMEA segment’s total sales for the three months ended November 30, 2013, compared to 41% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$13,298	$12,522	$776	6%
Homecare and cleaning products	1,665	1,802	(137)	(8)%
Total	$14,963	$14,324	$639	4%
% of consolidated net sales	16%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $15.0 million, up $0.6 million, or 4%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended November 30, 2013 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $15.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.1 million, or 8%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment for the three months ended November 30, 2013,  increased $0.6 million, or 6%, for the first quarter of fiscal year 2014 as compared to the same period of the prior fiscal year primarily driven by higher sales of WD-40 multi-use products in China. Sales in China increased $0.6 million, or 24%, from period to period primarily due to the ongoing growth of our base business and a higher level of sales which resulted from a significant promotional program that was conducted in the first quarter of fiscal year 2014. Sales in the distributor markets in the Asia region remained constant at $6.9 million for each of the first quarter of fiscal years 2014 and 2013.

Sales in Australia remained constant at $4.6 million for each of the three months ended November 30, 2013 and 2012. Changes in foreign currency exchange rates had an unfavorable impact on sales in Australia. On a constant currency basis, sales would have increased by $0.6 million, or 13%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year due to the launch of the WD-40 Specialist product line and increased promotional activities.

Gross Profit

Gross profit increased to $49.7 million for the three months ended November 30, 2013 compared to $47.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 52.0% for the three months ended November 30, 2013 compared to 50.1% for the corresponding period of the prior fiscal year due.

Gross margin was positively impacted by 0.4 percentage points for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments during fiscal year 2013. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased during the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year, primarily in the Americas segment, positively impacting gross margin by 0.7 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the three months ended November 30, 2013 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotional expenses.

In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.5 percentage points from period to period, primarily in the Asia- Pacific and EMEA segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Changes in foreign currency exchange rates also positively impacted gross margin by 0.5 percentage points primarily due to the significant fluctuations in the exchange rates for the Euro against the Pound Sterling in our EMEA segment. Gross margin was positively impacted by 0.2 percentage points from period to period due to lower manufacturing fees from our third-party contract manufacturers in the Americas segment which we have realized as a result of the restructure of our North American supply chain. Lower manufacturing costs in our Asia-Pacific segment also positively impacted our gross margin by 0.1 percentage points from period to period.

The aforementioned favorable impacts to gross margin were slightly offset by 0.2 percentage points due to higher raw materials costs associated with certain of our homecare and cleaning products. Sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.3 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.8 million and $4.2 million for the three months ended November 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2013 increased $1.4 million, or 5%, to $26.7 million from $25.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 27.9% for the three months ended November 30, 2013 from 26.6% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased professional services costs.  Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $1.4 million for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and higher staffing levels as well as higher bonus expense from period to period. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Professional services costs also increased by $0.2 million period over period primarily due to higher legal fees. Other miscellaneous expenses increased by $0.1 million period over period. These increases in SG&A expenses were partially offset by a $0.3 million decrease in freight costs period over period. This decrease was primarily due to lower sales volumes in the Americas segment as well as optimizations which are being realized on shipping customer orders as a result of the North American supply chain restructure which was completed at the end of fiscal year 2013. Changes in foreign currency exchange rates decreased SG&A expenses by $0.2 million for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $0.9 million and $1.2 million for the three months ended November 30, 2013 and 2012, respectively.  Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2013 decreased $0.5 million, or 7%, to $5.6 million from $6.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.9% for the three months ended November 30, 2013 from 6.4% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment and the timing of promotional activities conducted in the Europe segment from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2014 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2013 were $3.6 million compared to $4.8 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.2 million and $10.9 million for the three months ended November 30, 2013 and 2012, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $0.6 million and $0.5 million for the three months ended November 30, 2013 and 2012, respectively.

Income from Operations by Segment

The financial information previously reported for the EMEA and Asia-Pacific segments has been updated to reflect the transition of the management of the India operations from the Asia-Pacific segment to the EMEA segment effective September 1, 2013. The following table summarizes income from operations by segment (in thousands, except percentages):

The financial information previously reported for the EMEA and Asia-Pacific segments has been updated to reflect the transition of the management of the India operations from the Asia-Pacific segment to the EMEA segment effective September 1, 2013. The following table summarizes income from operations by segment (in thousands, except percentages): The financial information previously reported for the EMEA and Asia-Pacific segments has been updated to reflect the transition of the management of the India operations from the Asia-Pacific segment to the EMEA segment effective September 1, 2013. The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2013	2012	Dollars	Percent
Americas	$10,024	$10,167	$(143)	(1)%
EMEA	8,935	8,286	649	8%
Asia-Pacific	4,027	2,764	1,263	46%
Unallocated corporate (1)	(6,219)	(5,352)	(867)	16%
	$16,767	$15,865	$902	6%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $10.0 million, down $0.1 million, or 1%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $1.3 million. As a percentage of net sales, gross profit for the Americas segment decreased slightly from 50.5% to 50.1% period over period. This decrease in the gross margin from period to period was primarily due to the negative impact of net increases in the costs of petroleum-based materials and aerosol cans, sales mix changes and increased warehousing costs and storage fees. These negative impacts on gross margin were significantly offset by the lower level of discounts offered to our customers and decreased manufacturing costs from period to period. The lower level of sales from period to period in the Americas segment was accompanied by a $0.7 million decrease in total operating expenses. Operating income as a percentage of net sales increased slightly from 22.4% to 22.7% period over period.

EMEA

Income from operations for the EMEA segment increased to $8.9 million, up $0.6 million, or 8%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a $0.9 million increase in sales and a higher gross margin, which were both partially offset by increased operating expenses of $1.2 million from period to period. As a percentage of net sales, gross profit for the Europe segment increased from 51.4% to 55.2% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans, favorable sales mix changes, sales price increases and fluctuations in the exchange rates for the Euro against the Pound Sterling. Operating income as a percentage of net sales increased from 23.3% to 24.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $4.0 million, up $1.3 million, or 46%, for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year, primarily due to a $0.6 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.7% to 49.8% period over period primarily due to the lower level of discounts being offered to our customers and favorable sales mix changes. In addition, total operating expenses for the Asia-Pacific segment decreased $0.4 million from period to period. Operating income as a percentage of net sales for the Asia-Pacific segment increased from 19.3% to 26.9% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2013	2012	Change
Interest income	$131	$62	$69
Interest expense	$215	$125	$90
Other (expense) income, net	$(214)	$52	$(266)
Provision for income taxes	$4,987	$4,910	$77

Interest Income

Interest income remained relatively constant for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.3 million for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the first quarter of fiscal year 2014 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.3% and 31.0% of income before income taxes for the three months ended November 30, 2013 and 2012, respectively. The decrease in the effective income tax rate from period to period was mostly driven by the increasing proportion of the Company’s foreign earnings to total earnings, primarily those in the United Kingdom, which are taxed at lower rates.

Net Income

Net income was $11.5 million, or $0.74 per common share on a fully diluted basis for the three months ended November 30, 2013 compared to $10.9 million, or $0.69 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended November 30, 2013 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2013	2012
Gross margin	52%	50%
Cost of doing business as a percentage of net sales	33%	33%
EBITDA as a percentage of net sales	19%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2013	2012
Total operating expenses - GAAP	$32,906	$31,862
Amortization of definite-lived intangible assets	(592)	(466)
Depreciation (in operating departments)	(485)	(418)
Cost of doing business	$31,829	$30,978
Net sales	$95,541	$95,264
Cost of doing business as a percentage of net sales	33%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2013	2012
Net income - GAAP	$11,482	$10,944
Provision for income taxes	4,987	4,910
Interest income	(131)	(62)
Interest expense	215	125
Amortization of definite-lived intangible assets	592	466
Depreciation	786	737
EBITDA	$17,931	$17,120
Net sales	$95,541	$95,264
EBITDA as a percentage of net sales	19%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $6.7 million for the three months ended November 30, 2013 compared to $15.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the three months ended November 30, 2013, there were no additional borrowings made against the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates, however the balance on these draws has remained within a short-term classification as a result of these conversions. As of November 30, 2013, we had a $63.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At November 30, 2013,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At November 30, 2013, we had a total of $51.4 million in cash and cash equivalents. Of this balance, $35.8 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at November 30, 2013, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2013	2012	Change
Net cash provided by operating activities	$6,709	$15,595	$(8,886)
Net cash used in investing activities	(2,373)	(21,391)	19,018
Net cash used in financing activities	(8,096)	(12,101)	4,005
Effect of exchange rate changes on cash and cash equivalents	1,745	613	1,132
Net decrease in cash and cash equivalents	$(2,015)	$(17,284)	$15,269

Operating Activities

Net cash provided by operating activities decreased $8.9 million to $6.7 million for the three months ended November 30, 2013 from $15.6 million for the corresponding period of the prior fiscal year. This decrease from period to period was primarily due to changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable and accounts payable and accrued liabilities.  These changes in operating assets and liabilities were slightly offset by increased net income from period to period.

Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2013 bonuses during the three months ended November 30, 2013 which were significantly higher than those paid in the corresponding period of the prior fiscal year. This decrease was partially offset by an increase in bonus expense accruals for the three months ended November 30, 2013 as compared to the same period of the prior fiscal year. Trade accounts receivable balances increased in the first three months of fiscal year 2014 whereas they decreased during the same period of fiscal year 2013, primarily due to both the timing of sales and the timing of payments

received from our customers from period to period.   Accounts payable and accrued liabilities combined decreased from period to period primarily due to the timing of payments to vendors.

Investing Activities

Net cash used in investing activities decreased  $19.0 million to $2.4 million for the three months ended November 30, 2013 from $21.4 million for the corresponding period of the prior fiscal year primarily due to the change in cash outflows related to the purchases of short-term investments that were made by our U.K. subsidiary. During the first quarter of fiscal year 2014, we purchased $1.3 million of short-term investments whereas we purchased $20.9 million of short-term investments in the same period of the prior fiscal year. These decreases were slightly offset by a $0.7 million increase in purchases of property and equipment from period to period.

Financing Activities

Net cash used in financing activities decreased $4.0 million to $8.1 million for the three months ended November 30, 2013 from $12.1 million for the corresponding period of the prior fiscal year primarily due to a decrease in treasury stock purchases, which was slightly offset by an increase in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $1.7 million and $0.6 million for the three months ended November 30, 2013 and 2012, respectively. The change of $1.1 million is due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period.  During the first three months of fiscal year 2014, the Pound Sterling to U.S. Dollar average exchange rate was 1.6171 whereas the average exchange rate during the first three months of fiscal year 2013 was 1.6094.

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

Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2013.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2013, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2013, the Company repurchased 123,616 shares at a total cost of $7.9 million.

Dividends

On December 10, 2013, the Company’s Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.31 per share to $0.34 per share. The dividend is payable on January 31, 2014 to shareholders of record on January 6, 2014. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition and sales incentives, allowance for doubtful accounts, accounting for income taxes, valuation of goodwill and impairment of definite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

Our critical accounting policies are discussed in more detail in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended November 30, 2013 and 2012. Accounts receivable from Tractor Supply were $0.1 million as of November 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2013, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2013, the Company repurchased 123,616 shares at a total cost of $7.9 million.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2013. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 3, 2013 and October 10, 2013 and between November 18, 2013 and November 29, 2013 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	22,022	$59.13	22,022	$56,021,700
October 1 - October 31	24,116	$67.33	24,116	$54,397,568
November 1 - November 30	31,845	$73.38	31,845	$52,060,284
Total	77,983	$67.48	77,983

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2014	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)