Form 10-Q
period 2014-02-28
WD 40 CO
filed 2014-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 2, 2014 was 14,977,975.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$40,962	$53,434
Short-term investments	45,021	37,516
Trade accounts receivable, less allowance for doubtful
accounts of $717 and $540 at February 28, 2014
and August 31, 2013, respectively	63,042	56,878
Inventories	34,143	32,433
Current deferred tax assets, net	5,678	5,672
Other current assets	9,398	6,210
Total current assets	198,244	192,143
Property and equipment, net	9,054	8,535
Goodwill	95,522	95,236
Other intangible assets, net	25,056	24,292
Other assets	3,157	2,858
Total assets	$331,033	$323,064

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$22,474	$19,693
Accrued liabilities	19,845	16,562
Revolving credit facility	73,000	63,000
Accrued payroll and related expenses	9,372	17,244
Income taxes payable	2,319	1,146
Total current liabilities	127,010	117,645
Long-term deferred tax liabilities, net	24,455	24,011
Deferred and other long-term liabilities	1,941	1,901
Total liabilities	153,406	143,557

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,462,926 and 19,392,979 shares issued at February 28, 2014 and
August 31, 2013, respectively; and 15,037,999 and 15,285,536 shares
outstanding at February 28, 2014 and August 31, 2013, respectively	19	19
Additional paid-in capital	135,373	133,239
Retained earnings	225,860	214,034
Accumulated other comprehensive income (loss)	1,387	(5,043)
Common stock held in treasury, at cost ― 4,424,927 and 4,107,443
shares at February 28, 2014 and August 31, 2013, respectively	(185,012)	(162,742)
Total shareholders' equity	177,627	179,507
Total liabilities and shareholders' equity	$331,033	$323,064

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net sales	$94,184	$86,712	$189,725	$181,976
Cost of products sold	45,626	42,586	91,494	90,123
Gross profit	48,558	44,126	98,231	91,853

Operating expenses:
Selling, general and administrative	26,651	23,956	53,350	49,285
Advertising and sales promotion	6,001	5,270	11,616	11,337
Amortization of definite-lived intangible assets	654	465	1,246	931
Total operating expenses	33,306	29,691	66,212	61,553

Income from operations	15,252	14,435	32,019	30,300

Other income (expense):
Interest income	158	195	289	257
Interest expense	(226)	(176)	(441)	(301)
Other (expense) income, net	(229)	535	(443)	587
Income before income taxes	14,955	14,989	31,424	30,843
Provision for income taxes	4,638	4,528	9,625	9,438
Net income	$10,317	$10,461	$21,799	$21,405

Earnings per common share:
Basic	$0.67	$0.67	$1.42	$1.36
Diluted	$0.67	$0.66	$1.41	$1.35

Shares used in per share calculations:
Basic	15,202	15,585	15,241	15,639
Diluted	15,272	15,679	15,319	15,744
Dividends declared per common share	$0.34	$0.31	$0.65	$0.60

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net income	$10,317	$10,461	$21,799	$21,405
Other comprehensive income (loss):
Foreign currency translation adjustment	1,831	(4,812)	6,430	(3,777)
Total comprehensive income	$12,148	$5,649	$28,229	$17,628

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock upon
settlements of stock-based equity awards	69,947		(172)					(172)
Stock-based compensation			1,479					1,479
Tax benefits from settlements of
stock-based equity awards			827					827
Cash dividends ($0.65 per share)				(9,973)				(9,973)
Acquisition of treasury stock						317,484	(22,270)	(22,270)
Foreign currency translation adjustment					6,430			6,430
Net income				21,799				21,799
Balance at February 28, 2014	19,462,926	$19	$135,373	$225,860	$1,387	4,424,927	$(185,012)	$177,627

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2014	2013
Operating activities:
Net income	$21,799	$21,405
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,849	2,438
Net gains on sales and disposals of property and equipment	(33)	(5)
Deferred income taxes	(335)	263
Excess tax benefits from settlements of stock-based equity awards	(820)	(528)
Stock-based compensation	1,479	1,369
Unrealized foreign currency exchange losses (gains), net	132	(822)
Provision for bad debts	174	382
Changes in assets and liabilities:
Trade accounts receivable	(4,885)	(2,203)
Inventories	(1,387)	(4,075)
Other assets	(3,309)	(2,543)
Accounts payable and accrued liabilities	5,470	2,770
Accrued payroll and related expenses	(9,603)	1,204
Income taxes payable	2,744	2,610
Deferred and other long-term liabilities	32	58
Net cash provided by operating activities	14,307	22,323

Investing activities:
Purchases of property and equipment	(1,991)	(1,151)
Proceeds from sales of property and equipment	171	70
Purchases of intangible assets	(1,776)	-
Purchases of short-term investments	(5,643)	(31,279)
Maturities of short-term investments	908	1,037
Net cash used in investing activities	(8,331)	(31,323)

Financing activities:
Proceeds from revolving credit facility	10,000	5,000
Dividends paid	(9,973)	(9,441)
Proceeds from issuance of common stock	1,241	2,451
Treasury stock purchases	(22,270)	(12,414)
Excess tax benefits from settlements of stock-based equity awards	820	528
Net cash used in financing activities	(20,182)	(13,876)
Effect of exchange rate changes on cash and cash equivalents	1,734	(1,229)
Net decrease in cash and cash equivalents	(12,472)	(24,105)
Cash and cash equivalents at beginning of period	53,434	69,719
Cash and cash equivalents at end of period	$40,962	$45,614

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global consumer products company dedicated to delivering unique, high value and easy-to-use solutions for a wide variety of maintenance needs of “doer” and “on-the-job” users by leveraging and building upon the Company’s fortress of brands. The Company markets multi-purpose maintenance products – under the WD-40® and 3-IN-ONE® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines. The Company launched the WD-40 Specialist product line in early fiscal year 2012 and currently sells this product line in various regions throughout the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific. The WD-40 Specialist product line has contributed to sales of the multi-purpose maintenance products since its initial launch.  In the fourth quarter of fiscal year 2012, the Company developed the WD-40 Bike product line, which is focused on a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming bike wash and frame protectants that are designed specifically for the avid cyclist, bike enthusiasts and mechanics. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At February 28, 2014, the Company had a notional amount of $11.0 million outstanding in foreign currency forward contracts, which mature from March 2014 through June 2014. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2014 and August 31, 2013.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2014, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts. The Company’s financial instruments include cash equivalents, short-term investments, trade accounts receivable, accounts payable, short-term borrowings and foreign currency exchange contracts. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturities.

During the six months ended February 28, 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition. During the fourth quarter of fiscal 2013, the Company was required to make a nonrecurring fair value measurement related to the 2000 Flushes trade name intangible asset, for which an impairment charge of $1.1 million was recorded during that quarter. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

Segment Information

The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. In addition, the Chief Operating Decision Maker assesses and measures revenue based on product groups. The Company is organized on the basis of geographical area into the following three segments:

•	Americas segment consists of the U.S., Canada and Latin America;
•	EMEA segment consists of countries in Europe, the Middle East, Africa and India; and
•	Asia-Pacific segment consists of Australia, China and other countries in the Asia region.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Product held at third-party contract manufacturers	$5,100	$3,790
Raw materials and components	3,646	4,597
Work-in-process	210	18
Finished goods	25,187	24,028
Total	$34,143	$32,433

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Machinery, equipment and vehicles	$12,425	$12,035
Buildings and improvements	3,979	3,781
Computer and office equipment	3,518	3,389
Software	6,606	5,997
Furniture and fixtures	1,318	1,285
Land	296	283
Subtotal	28,142	26,770
Less: accumulated depreciation and amortization	(19,088)	(18,235)
Total	$9,054	$8,535

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$85,545	$8,480	$1,211	$95,236
Translation adjustments	38	248	-	286
Balance as of February 28, 2014	$85,583	$8,728	$1,211	$95,522

During the second quarter of fiscal year 2014, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2014.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh and 1001 trade names and the Belgium customer list, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	February 28,	August 31,
	2014	2013
Gross carrying amount	$36,698	$34,615
Accumulated amortization	(10,676)	(9,124)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	111	(122)
Net carrying amount	$25,056	$24,292

During the second quarter of fiscal year 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and between Etablissements Decloedt SA/NV (“Etablissements”) and WD-40 Company Limited. Since January 1998, Etablissements has acted as one of the Company’s international marketing distributors located in Belgium where it markets and distributes certain of the WD-40 products. Pursuant to the Purchase Agreement, the Company acquired the list of customers and related information (the “customer list”) from Establissements for a purchase consideration of $1.8 million in cash. The Company intends to use this customer list to begin soliciting and transacting direct sales of its products in Belgium. The Company began to amortize this customer list definite-lived intangible asset on a straight-line basis over its estimated useful life of five years in the second quarter of fiscal year 2014.

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis performed in the third quarter of fiscal year 2013. In performing the Step 2 analysis, the Company determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%. Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and earnings before income taxes, depreciation and amortization (“EBITDA”). The discount rate used was based on the weighted-average cost of capital. The Company also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. The inputs used in the impairment fair value analysis fall within Level 3 of the fair value hierarchy due to the significant unobservable inputs used to determine fair value. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million.

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

In addition, there were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended February 28, 2014.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2014 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$21,536	$2,756	$-	$24,292
Amortization expense	(1,104)	(142)	-	(1,246)
Customer list	-	1,809	-	1,809
Translation adjustments	-	201	-	201
Balance as of February 28, 2014	$20,432	$4,624	$-	$25,056

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer List
Remainder of fiscal year 2014	$1,188	$180
Fiscal year 2015	2,377	362
Fiscal year 2016	2,377	362
Fiscal year 2017	2,377	362
Fiscal year 2018	2,377	362
Thereafter	12,612	120
Total	$23,308	$1,748

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Accrued advertising and sales promotion expenses	$10,087	$9,986
Accrued professional services fees	1,409	1,358
Accrued sales taxes	1,463	1,494
Accrued other taxes	513	368
Other	6,373	3,356
Total	$19,845	$16,562

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Accrued bonuses	$4,418	$9,847
Accrued payroll	2,556	2,048
Accrued profit sharing	770	2,739
Accrued payroll taxes	1,165	1,991
Other	463	619
Total	$9,372	$17,244

Deferred and other long-term liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2014	2013
Supplemental employee retirement plan benefits liability	$532	$548
Other income taxes payable	1,252	1,243
Other	157	110
Total	$1,941	$1,901

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

During the six months ended February 28, 2014,  the Company borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. The balance on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in its line of credit agreement with Bank of

America. As of February 28, 2014, the Company had a $73.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2014, the Company repurchased 363,117 shares at a total cost of $24.9 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$10,317	$10,461	$21,799	$21,405
Less: Net income allocated to
participating securities	(56)	(52)	(114)	(99)
Net income available to common shareholders	$10,261	$10,409	$21,685	$21,306

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Weighted-average common
shares outstanding, basic	15,202	15,585	15,241	15,639
Weighted-average dilutive securities	70	94	78	105
Weighted-average common
shares outstanding, diluted	15,272	15,679	15,319	15,744

For the three months ended February 28, 2014, there were no anti-dilutive stock-based equity awards outstanding. For the six months ended February 28, 2014,  8,909 weighted-average stock-based equity awards outstanding that are non-participating securities were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.  There were no anti-dilutive stock-based equity awards outstanding for the three and six months ended February 28, 2013.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended February 28, 2014 and 2013 and $0.4 million for each of the six months ended February 28, 2014 and 2013.  Accounts receivable from Tractor Supply were $0.1 million as of February 28, 2014.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2014,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On February 25, 2013, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

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

On January 22, 2014, proceedings brought by the Company to have all of IQPC’s claims resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement were concluded.  An Arbitration Panel of 3 Arbitrators selected by the parties confirmed that all claims arising out of the agreement are subject to arbitration. The arbitration proceeding is presently scheduled to be heard in August 2014 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In addition to the claims asserted in its complaint,  IQPC also seeks to recover storage fees for materials and finished goods held at its facilities since termination of the relationship.

The Company believes that IQPC’s claims are without merit and the Company continues to vigorously defend this matter.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2014.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2014.

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

The provision for income taxes was 31.0% and 30.2% of income before income taxes for the three months ended February 28, 2014 and 2013, respectively.  The increase in the effective income tax rate from period  to period was primarily driven by a decrease in the portion of the Company’s total earnings which originate in foreign jurisdictions and are taxed at lower rates. The provision for income taxes remained constant at 30.6% of income before income taxes for both the six months ended February 28, 2014 and 2013.

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

The Company has updated the financial information previously reported for the business segments to separate out the unallocated corporate expenses. These amounts were included within the Americas segment in the Company’s previously reported business segment information. In addition, effective September 1, 2013, the Company transitioned the management of its India operations to the EMEA segment.  As a result, the India financial results are now being included in the EMEA segment for all periods presented. These amounts were previously included within the Asia-Pacific segment in the Company’s reported business segment information. Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2014:
Net sales	$45,208	$38,111	$10,865	$-	$94,184
Income from operations	$9,878	$8,499	$1,914	$(5,039)	$15,252
Depreciation and
amortization expense	$1,090	$316	$61	$4	$1,471
Interest income	$1	$113	$44	$-	$158
Interest expense	$223	$-	$3	$-	$226

February 28, 2013:
Net sales	$40,217	$32,773	$13,722	$-	$86,712
Income from operations	$9,301	$7,323	$3,037	$(5,226)	$14,435
Depreciation and
amortization expense	$951	$237	$46	$1	$1,235
Interest income	$-	$142	$53	$-	$195
Interest expense	$174	$-	$2	$-	$176

For the Six Months Ended
February 28, 2014:
Net sales	$89,270	$74,627	$25,828	$-	$189,725
Income from operations	$19,902	$17,434	$5,941	$(11,258)	$32,019
Depreciation and
amortization expense	$2,158	$563	$113	$15	$2,849
Interest income	$2	$214	$73	$-	$289
Interest expense	$436	$-	$5	$-	$441

February 28, 2013:
Net sales	$85,572	$68,358	$28,046	$-	$181,976
Income from operations	$19,468	$15,608	$5,801	$(10,577)	$30,300
Depreciation and
amortization expense	$1,869	$477	$89	$3	$2,438
Interest income	$1	$178	$78	$-	$257
Interest expense	$297	$-	$4	$-	$301

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Multi-purpose maintenance products	$83,804	$75,447	$167,790	$157,193
Homecare and cleaning products	10,380	11,265	21,935	24,783
Total	$94,184	$86,712	$189,725	$181,976

Note 14. Subsequent Events

On March 25, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on April 30, 2014 to shareholders of record on April 11, 2014.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2014:

•

Consolidated net sales increased $7.7 million for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.8 million on consolidated net sales for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $8.5 million from period to period.

•
➢	Multi-purpose maintenance products sales, which include the WD-40 and 3-IN-ONE brands, were $167.8 million, up 7% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $21.9 million, down 11% from the same period last fiscal year.

•

Americas segment sales were $89.3 million, up 4% compared to the same period last fiscal year. EMEA segment sales were $74.6 million, up 9% compared to the same period last fiscal year. Asia-Pacific segment sales were $25.8 million, down 8% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 51.8% for the six months ended February 28, 2014 compared to 50.5% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.4 million, or 2%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on consolidated net income for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.6 million from period to period.

•	Diluted earnings per common share for the six months ended February 28, 2014 were $1.41 versus $1.35 in the prior fiscal year period.

•

Share repurchases continue to be executed under the current $60.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2013. During the six months ended February 28, 2014, the Company repurchased an additional 317,484 shares at an average price of $70.13 per share, bringing the total cost of the repurchases to $24.9 million under this plan.

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

Results of Operations

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$83,804	$75,447	$8,357	11%
Homecare and cleaning products	10,380	11,265	(885)	(8)%
Total net sales	94,184	86,712	7,472	9%
Cost of products sold	45,626	42,586	3,040	7%
Gross profit	48,558	44,126	4,432	10%
Operating expenses	33,306	29,691	3,615	12%
Income from operations	$15,252	$14,435	$817	6%
Net income	$10,317	$10,461	$(144)	(1)%
Earnings per common share - diluted	$0.67	$0.66	$0.01	2%

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

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$45,208	$40,217	$4,991	12%
EMEA	38,111	32,773	5,338	16%
Asia-Pacific	10,865	13,722	(2,857)	(21)%
Total	$94,184	$86,712	$7,472	9%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$38,409	$32,516	$5,893	18%
Homecare and cleaning products	6,799	7,701	(902)	(12)%
Total	$45,208	$40,217	$4,991	12%
% of consolidated net sales	48%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $45.2 million, up  $5.0 million, or 12%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $5.9 million, or 18%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.  This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 23% and 20%, respectively, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher level of promotional activities with certain of our key customers for the WD-40 multi-use products from period to period. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Ecuador, Mexico and Columbia. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was the sales increase of the WD-40 Specialist product line from period to period due to new distribution. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $0.9 million, or 12%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S. decreased 10% from period to period. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products, which were down 33% and 21%, respectively, in the U.S. for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In the second half of fiscal year 2013, management started to evaluate the strategic alternatives for certain of the Company’s homecare and cleaning products and has continued to do so in subsequent quarters. To date, no decisions have been made to change the strategic plans for these brands. In connection with this evaluation, management assessed the carrying value of the definite-lived intangible assets associated with these trade names in the second half of fiscal year 2013 and determined that the carrying values were not impaired, with the exception of the 2000 Flushes trade name, for which an impairment charge of $1.1 million was recorded. At February 28, 2014, the carrying value of definite-lived intangible assets associated with these trade names was $23.3 million, of which $1.8 million and $11.3 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.  Management will continue to assess the recoverability of these assets periodically based on changes in events or circumstances.  In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended February 28, 2014 compared to distribution for the three months ended February 28, 2013, when 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$36,228	$31,029	$5,199	17%
Homecare and cleaning products	1,883	1,744	139	8%
Total	$38,111	$32,773	$5,338	16%
% of consolidated net sales	40%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $38.1 million, up $5.3 million, or 16%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended February 28, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $37.0 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.2 million, or 13%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased  $1.9 million, or 9%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout the Europe direct markets for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 29%; Iberia, 16%; France, 8%; the Germanics region, 6%; and the U.K., 4%. The overall sales increase in the direct markets was primarily due to the positive impacts of successful promotional activities for the WD-40 multi-use products and increased sales of the WD-40 Specialist product line from period to period due to new distribution and the release of additional product offerings in the line during the second quarter of fiscal year 2014. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the three months ended February 28, 2014 compared to 69% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $3.4 million, or 33%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets, particularly in Russia as a result of a successful promotional program, and increased sales of the WD-40 Specialist product line in Eastern Europe. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets. The distributor markets accounted for 36% of the EMEA segment’s total sales for the three months ended February 28, 2014, compared to 31% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$9,166	$11,902	$(2,736)	(23)%
Homecare and cleaning products	1,699	1,820	(121)	(7)%
Total	$10,865	$13,722	$(2,857)	(21)%
% of consolidated net sales	12%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $10.9 million, down $2.8 million, or 21%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $11.5 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $2.2 million, or 16%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 61% of the total sales in the Asia-Pacific segment, decreased $2.7 million, or 29%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. The distributor markets in the Asia region experienced a sales decrease of $2.0 million, or 30%, from period to period primarily due to decreased sales of the WD-40 multi-use product throughout the distributor markets including those in Indonesia, Malaysia and South Korea. This decrease in sales was primarily due to a backlog of orders that we were unable to ship in the second quarter of fiscal year 2014, but we expect to ship these orders in the third quarter of the current fiscal year.  Sales in China decreased $0.7 million, or 28%, primarily due to the lower level of sales which resulted from promotional programs offered to our customers from period to period. The promotional programs were more significant in the second quarter of fiscal year 2013 as compared to those offered in the current fiscal year quarter and purchases by our customers under these programs were decreased in the second quarter of fiscal year 2014 due to the adverse economic conditions which currently exist in China.   In general, China has experienced a lower rate of growth for sales due to these adverse economic conditions and the lower level of manufacturing and industrial activities that have existed throughout China in recent periods.

Sales in Australia slightly decreased by $0.1 million, or 3%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $0.6 million, or 14%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to the launch of the WD-40 Specialist product line in the second quarter of fiscal year 2014 and the overall growth of the base business.

Gross Profit

Gross profit increased to $48.6 million for the three months ended February 28, 2014 compared to $44.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 51.6% for the three months ended February 28, 2014 compared to 50.9% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 0.3 percentage points for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months.  In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.7 percentage points from period to period, primarily in the Asia-Pacific and EMEA segments.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Sales mix changes and other miscellaneous costs positively impacted gross margin by 0.1 percentage points from period to period. These favorable impacts to gross margin were partially offset by 0.3 percentage points due to higher advertising, promotional and other discounts, which are recorded as a reduction to sales, during the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily in the Americas and Asia-Pacific segments. The increase in such discounts was due to a higher percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the three months ended February 28, 2014 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotional expenses. Changes in foreign currency exchange rates also negatively impacted gross margin by 0.1 percentage points primarily due to the fluctuations in the exchange rates for the Euro against the Pound Sterling in our EMEA segment from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.0 million and $3.7 million for the three months ended February 28, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2014 increased $2.7 million, or 11%, to $26.7 million from $24.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.3% for the three months ended February 28, 2014 from 27.6% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs,  increased freight costs, higher professional services fees and expenses associated with travel and meetings. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $1.2 million for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and higher bonus expense from period to period. Freight costs increased $0.4 million primarily due to higher sales volumes, particularly in the Americas and EMEA segments, for the three months ended

February 28, 2014 compared to the corresponding period of the prior fiscal year. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses associated with the ongoing support of our strategic initiatives. Professional services costs also increased by $0.2 million period over period primarily due to higher legal fees. Other miscellaneous expenses, which primarily include research and development costs, depreciation expense and regulatory compliance costs, increased by $0.6 million period over period. Changes in foreign currency exchange rates increased SG&A expenses by $0.1 million for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.5 million and $1.0 million for the three months ended February 28, 2014 and 2013, respectively.  Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2014 increased $0.7 million, or 14%, to $6.0 million from $5.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 6.4% for the three months ended February 28, 2014 from 6.1% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to higher costs associated with promotional programs conducted in the Americas segment from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2014 is expected to be in the range of 6.5% to 7.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2014 were $4.3 million compared to $3.8 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.3 million and $9.1 million for the three months ended February 28, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.5 million for the three months ended February 28, 2014 and 2013, respectively.

Income from Operations by Segment

The financial information previously reported for the EMEA and Asia-Pacific segments has been updated to reflect the transition of the management of the India operations from the Asia-Pacific segment to the EMEA segment effective September 1, 2013. The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$9,878	$9,301	$577	6%
EMEA	8,499	7,323	1,176	16%
Asia-Pacific	1,914	3,037	(1,123)	(37)%
Unallocated corporate (1)	(5,039)	(5,226)	187	(4)%
	$15,252	$14,435	$817	6%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $9.9 million, up $0.6 million, or 6%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $5.0 million. As a percentage of net sales, gross profit for the Americas segment increased slightly from 50.3% to 50.5% period over period. This increase in the gross margin was primarily due to the positive impacts of sales mix changes, which were significantly offset by increased warehousing and in-bound freight costs and a higher level of discounts offered to our customers from period to period. The higher level of sales from period to period in the Americas segment was accompanied by a $2.0 million increase in total operating expenses. Operating income as a percentage of net sales decreased from 23.1% to 21.9% period over period.

EMEA

Income from operations for the EMEA segment increased to $8.5 million, up $1.2 million, or 16%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $5.3 million increase in sales. As a percentage of net sales, gross profit for the EMEA segment increased slightly from 53.6% to 53.7% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans and sales price increases,  both of which were significantly offset by sales mix changes and the unfavorable impact of changes in foreign currency exchange rates due to the fluctuations in the Euro against the Pound Sterling. The higher level of sales from period to period in the EMEA segment was accompanied by a $1.7 million increase in total operating expenses. Operating income as a percentage of net sales remained constant at 22.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $1.9 million, down $1.1 million, or 37%, for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $2.8 million decrease in sales. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.9% to 48.5 % period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans, sales price increases and lower manufacturing costs in the Asia-Pacific region, all of which were slightly offset by a higher level of discounts offered to certain customers and unfavorable sales mix changes. Total operating expenses for the Asia-Pacific segment remained constant at $3.3 million for the three month ended February 28, 2014 and 2013. Operating income as a percentage of net sales for the Asia-Pacific segment decreased from 22.1% to 17.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2014	2013	Change
Interest income	$158	$195	$(37)
Interest expense	$226	$176	$50
Other (expense) income, net	$(229)	$535	$(764)
Provision for income taxes	$4,638	$4,528	$110

Interest Income

Interest income remained relatively constant for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.8 million for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the second quarter of fiscal year 2014 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 31.0% and 30.2% of income before income taxes for the three months ended February 28, 2014 and 2013, respectively. The increase in the effective income tax rate from period  to period was mostly driven by a decrease in the portion of the Company’s total earnings which originate in foreign jurisdictions and are taxed at lower rates.

Net Income

Net income was $10.3 million, or $0.67 per common share on a fully diluted basis for the three months ended February 28, 2014 compared to $10.5 million, or $0.66 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the three months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Six Months Ended February 28, 2014 Compared to Six Months Ended February 28, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$167,790	$157,193	$10,597	7%
Homecare and cleaning products	21,935	24,783	(2,848)	(11)%
Total net sales	189,725	181,976	7,749	4%
Cost of products sold	91,494	90,123	1,371	2%
Gross profit	98,231	91,853	6,378	7%
Operating expenses	66,212	61,553	4,659	8%
Income from operations	$32,019	$30,300	$1,719	6%
Net income	$21,799	$21,405	$394	2%
Earnings per common share - diluted	$1.41	$1.35	$0.06	4%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$89,270	$85,572	$3,698	4%
EMEA	74,627	68,358	6,269	9%
Asia-Pacific	25,828	28,046	(2,218)	(8)%
Total	$189,725	$181,976	$7,749	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$74,331	$68,187	$6,144	9%
Homecare and cleaning products	14,939	17,385	(2,446)	(14)%
Total	$89,270	$85,572	$3,698	4%
% of consolidated net sales	47%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $89.3 million, up $3.7 million, or 4%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $6.1 million, or 9%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, which were up 11% and 9%, respectively, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. The sales increase in the U.S. was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use products from period to period. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Ecuador, Mexico and Columbia. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line from period to period due to increased promotional activities and new distribution as well as the release of additional product offerings in the line during the first quarter of fiscal year 2014.

Sales of homecare and cleaning products in the Americas segment decreased $2.4 million, or 14%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products, which were down 46% and 20%, respectively, in the U.S. for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the six months ended February 28, 2014 compared to distribution for the six months ended February 28, 2013, when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$70,994	$64,582	$6,412	10%
Homecare and cleaning products	3,633	3,776	(143)	(4)%
Total	$74,627	$68,358	$6,269	9%
% of consolidated net sales	39%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $74.6 million, up $6.3 million, or 9%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased  $1.5 million, or 3%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe direct markets for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 20%; France, 13%; and Italy, 6%. The increased sales in these regions were slightly offset by the sales decrease of 3%  each in the U.K. and the Germanics regions from period to period. The overall sales increase in the direct markets was primarily due to increased sales of the WD-40 Specialist product line from period to period due to new distribution and the release of additional product offerings in the line during the first six months of fiscal year 2014. Sales from direct markets accounted for 60% of the EMEA segment’s sales for the six months ended February 28, 2014 compared to 64% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $4.8 million, or 19%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets, particularly in Russia and India as a result of successful promotional programs, and increased sales of the WD-40 Specialist product line in Northern Europe. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Northern and Eastern Europe. The distributor markets accounted for 40% of the EMEA segment’s total sales for the six months ended February 28, 2014, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$22,464	$24,424	$(1,960)	(8)%
Homecare and cleaning products	3,364	3,622	(258)	(7)%
Total	$25,828	$28,046	$(2,218)	(8)%
% of consolidated net sales	14%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $25.8 million, down $2.2 million, or 8%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $26.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.1 million, or 4%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 65% of the total sales in the Asia-Pacific segment for the six months ended February 28, 2014,  decreased $2.1 million, or 11%, from period to period primarily due to decreased sales of the WD-40 multi-use product throughout the distributor markets including those in Indonesia, Singapore and the Philippines. This decrease in sales was primarily due to a backlog of orders that we were unable to ship in the second quarter of fiscal year 2014, but we expect to ship these orders in the third quarter of the current fiscal year. Although sales in China remained constant at $5.5 million for both the six months ended February 28, 2014 and 2013, China has been negatively impacted in recent periods by the adverse economic conditions and the lower level of manufacturing and industrial activities that exist throughout the country.

Sales in Australia slightly decreased by $0.1 million, or 1%, the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period.  On a constant currency basis, sales would have increased by $1.2 million, or 13%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to the launch of the WD-40 Specialist product line in the second quarter of fiscal year 2014 and the overall growth of the base business.

Gross Profit

Gross profit increased to $98.2 million for the six months ended February 28, 2014 compared to $91.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 51.8% for the six months ended February 28, 2014 compared to 50.5% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 0.3 percentage points for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased from period to period, primarily in the Americas and Asia-Pacific segments, positively impacting gross margin by 0.3 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the six months ended February 28, 2014 compared to the corresponding period in the prior fiscal year. In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.6 percentage points from period to period, primarily in the Asia-Pacific and EMEA segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Changes in foreign currency exchange rates also positively impacted gross margin by 0.2 percentage points primarily due to the fluctuations in the exchange rates for the Euro against the Pound Sterling in our EMEA segment from period to period. These favorable impacts to gross margin were slightly offset by 0.1 percentage points due to higher raw materials costs associated with certain of our homecare and cleaning products.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.8 million and $7.9 million for the six months ended February 28, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2014 increased $4.1 million, or 8%, to $53.4 million from $49.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.1% for the six months ended February 28, 2014 from 27.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, professional services costs and travel and meetings expenses from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $2.6 million for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and increased headcount as well as higher bonus expense from period to period. Professional services costs also increased by $0.5 million period over period primarily due to higher legal fees. Travel and meeting expenses increased $0.4 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses, which primarily include research and development costs, depreciation expense and regulatory compliance costs, increased by $0.7 million for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.  These increases in SG&A expenses were slightly offset by $0.1 million due to the favorable impact of changes in foreign currency exchange rates from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.4 million and $2.2 million for the six months ended February 28, 2014 and 2013, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2014 increased $0.3 million, or 2%, to $11.6 million from $11.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.1% for the six months ended February 28, 2014 from 6.2% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to higher costs associated with promotional programs conducted in the Americas segment during the second quarter of fiscal year 2014.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2014 were $7.9 million compared to $8.6 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.5 million and $19.9 million for the six months ended February 28, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.2 million and $0.9 million for the six months ended February 28, 2014 and 2013, respectively. The increase in amortization for the six months ended February 28, 2014 as compared to the same period last fiscal year was due to increased amortization associated with the 2000 Flushes trade name.  In May 2013, we reduced the remaining useful life of the 2000 Flushes trade name from fourteen years and ten months to seven years. In addition, amortization expense increased from period to period due to the customer list which we acquired in January 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$19,902	$19,468	$434	2%
EMEA	17,434	15,608	1,826	12%
Asia-Pacific	5,941	5,801	140	2%
Unallocated corporate (1)	(11,258)	(10,577)	(681)	6%
	$32,019	$30,300	$1,719	6%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $19.9 million, up $0.4 million, or 2%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $3.7 million. As a percentage of net sales, gross profit for the Americas segment  decreased slightly from 50.4% to 50.3% period over period. This decrease in the gross margin was primarily due to increased warehousing and in-bound freight costs as well the net increase in costs of petroleum-based materials and aerosol cans, both of which were significantly offset by a lower level of discounts offered to our customers from period to period. The higher level of sales from period to period in the Americas segment was accompanied by a $1.3 million increase in total operating expenses. Operating income as a percentage of net sales decreased from 22.8% to 22.3% period over period.

EMEA

Income from operations for the EMEA segment increased to $17.4 million, up $1.8 million, or 12%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $6.2 million and a higher gross margin, which were both partially offset by increased operating expenses of $2.9 million from period to period. As a percentage of net sales, gross profit for the EMEA segment increased from 52.5% to 54.4% period over period primarily due to the favorable impacts of sales price increases and changes in foreign currency exchange rates as well as lower net costs of petroleum-based materials and aerosol cans.  These favorable impacts to gross margin were partially offset by higher raw material costs and sales mix changes. Operating income as a percentage of net sales increased from 22.8% to 23.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased slightly to $5.9 million, up $0.1 million, or 2%, for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $2.2 million, which was more than offset by a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.8% to 49.2 % from period to period primarily due to the combined effects of lower net costs of petroleum-based materials and aerosol cans, a  lower level of discounts being offered to our customers and lower manufacturing costs in the Asia-Pacific region,  all of which were partially offset by higher raw material costs and unfavorable sales mix changes.  Operating income as a percentage of net sales increased from 20.7% to 23.0% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28,
	2014	2013	Change
Interest income	$289	$257	$32
Interest expense	$441	$301	$140
Other (expense) income, net	$(443)	$587	$(1,030)
Provision for income taxes	$9,625	$9,438	$187

Interest Income

Interest income remained relatively constant for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.1 million for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other (Expense) Income, Net

Other (expense) income, net changed by $1.0 million for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the six months ended February 28, 2014 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes remained constant at 30.6% of income before income taxes for both the six months ended February 28, 2014 and 2013.

Net Income

Net income was $21.8 million, or $1.41 per common share on a fully diluted basis for the six months ended February 28, 2014 compared to $21.4 million, or $1.35 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on consolidated net income for the six months ended February 28, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.6 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Gross margin	52%	51%	52%	51%
Cost of doing business as a percentage of net sales	34%	33%	34%	33%
EBITDA as a percentage of net sales	18%	19%	18%	18%

We use the performance measures above to establish financial goals and to gain an understanding of the comparative performance of the Company from period to period. We believe that these measures provide our shareholders with additional insights into the Company’s results of operations and how we run our business. The non-GAAP financial measures are supplemental in nature and should not be considered in isolation or as alternatives to net income, income from operations or other financial information prepared in accordance with GAAP as indicators of the Company’s performance or operations. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations of these non-GAAP financial measures to our financial statements as prepared in accordance with GAAP are as follows:

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Total operating expenses - GAAP	$33,306	$29,691	$66,212	$61,553
Amortization of definite-lived intangible assets	(654)	(465)	(1,246)	(931)
Depreciation (in operating departments)	(529)	(453)	(1,014)	(871)
Cost of doing business	$32,123	$28,773	$63,952	$59,751
Net sales	$94,184	$86,712	$189,725	$181,976
Cost of doing business as a percentage of net sales	34%	33%	34%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income - GAAP	$10,317	$10,461	$21,799	$21,405
Provision for income taxes	4,638	4,528	9,625	9,438
Interest income	(158)	(195)	(289)	(257)
Interest expense	226	176	441	301
Amortization of definite-lived intangible assets	654	465	1,246	931
Depreciation	817	770	1,603	1,507
EBITDA	$16,494	$16,205	$34,425	$33,325
Net sales	$94,184	$86,712	$189,725	$181,976
EBITDA as a percentage of net sales	18%	19%	18%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $14.3 million for the six months ended February 28, 2014 compared to $22.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $125.0 million revolving credit facility with Bank of

America, N.A. (“Bank of America”). To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the six months ended February 28, 2014,  we borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. The balance on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in our line of credit agreement with Bank of America. As of February 28, 2014, we had a $73.0 million outstanding balance on the revolving credit facility and no other letters of credit outstanding or restrictions on the amount available on this line of credit. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At February 28, 2014,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At February 28, 2014, we had a total of $41.0 million in cash and cash equivalents. Of this balance, $35.2 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur significant additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at February 28, 2014, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2014	2013	Change
Net cash provided by operating activities	$14,307	$22,323	$(8,016)
Net cash used in investing activities	(8,331)	(31,323)	22,992
Net cash used in financing activities	(20,182)	(13,876)	(6,306)
Effect of exchange rate changes on cash and cash equivalents	1,734	(1,229)	2,963
Net decrease in cash and cash equivalents	$(12,472)	$(24,105)	$11,633

Operating Activities

Net cash provided by operating activities decreased $8.0 million to $14.3 million for the six months ended February 28, 2014 from $22.3 million for the corresponding period of the prior fiscal year. This decrease from period to period was primarily due to changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable, inventories and accounts payable and accrued liabilities.

Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2013 bonuses during the six months ended February 28, 2014 which were significantly higher than those paid in the corresponding period of the prior fiscal year.  Trade accounts receivable balances for the first six months of fiscal year 2014 were much higher as compared to the same period of fiscal year 2013 primarily due to increased sales volumes and the timing of payments received from our customers from period to period.  Inventory purchases were higher in the first six months of fiscal year 2013 as compared to fiscal year 2014 as a result of the restructure of our North American supply chain.  As a result of this restructure, we carry higher levels of inventory since we move product more quickly into our third-party distribution centers which is company-owned inventory. This restructure project was completed at the end of fiscal year 2013, and as a result, our inventory levels have become more stable and our purchases have decreased in fiscal year 2014.  Accounts payable and accrued liabilities  increased from period to period primarily due to the timing of payments to our vendors and an insurance reimbursable item that was recorded in the second quarter of fiscal year 2014 but was unpaid as of February 28, 2014.

Investing Activities

Net cash used in investing activities decreased  $23.0 million to $8.3 million for the six months ended February 28, 2014 from $31.3 million for the corresponding period of the prior fiscal year primarily due to the change in cash outflows related to the purchases of short-term investments that were made by our U.K. and Australia subsidiaries. During the first six months of fiscal year 2014, we purchased $5.6 million of short-term investments whereas we purchased $31.3 million of such short-term investments in the same period of the prior fiscal year. These decreases were slightly offset by an increase of $0.8 million in purchases of property and equipment from period to period and the $1.8 million acquisition made by our U.K. subsidiary of a customer list intangible asset in the second quarter of fiscal year 2014.

Financing Activities

Net cash used in financing activities increased  $6.3 million to $20.2 million for the six months ended February 28, 2014 from $13.9 million for the corresponding period of the prior fiscal year primarily due to a $9.9 million increase in treasury stock purchases, which was partially offset by a $5.0 million cash inflow from our revolving credit facility. In addition, there was a $1.2 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $1.7 million and a decrease in cash of $1.2 million for the six months ended February 28, 2014 and 2013, respectively. The change of $2.9 million is due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period.  During the first six months of fiscal year 2014, the Pound Sterling to U.S. Dollar average exchange rate was 1.6365 whereas the average exchange rate during the first six months of fiscal year 2013 was 1.5891.

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

Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2014, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2014, the Company repurchased 363,117 shares at a total cost of $24.9 million.

Dividends

On March 25, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on April 30, 2014 to shareholders of record on April 11, 2014. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended February 28, 2014 and 2013 and $0.4 million for each of the six months ended February 28, 2014 and 2013. Accounts receivable from Tractor Supply were $0.1 million as of February 28, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2014, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On February 25, 2013, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

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

On January 22, 2014, proceedings brought by the Company to have all of IQPC’s claims resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement were concluded.  An Arbitration Panel of 3 Arbitrators selected by the parties confirmed that all claims arising out of the agreement are subject to arbitration. The arbitration proceeding is presently scheduled to be heard in August 2014 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In addition to the claims asserted in its complaint,  IQPC also seeks to recover storage fees for materials and finished goods held at its facilities since termination of the relationship.

The Company believes that IQPC’s claims are without merit and the Company continues to vigorously defend this matter.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2014, the Company repurchased 363,117 shares at a total cost of $24.9 million.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2014. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2013 and December 19, 2013 and between February 18, 2014 and February 28, 2014 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	28,000	$74.45	28,000	$49,975,263
January 1 - January 31	111,456	$70.99	111,456	$42,060,321
February 1 - February 28	100,045	$70.01	100,045	$35,054,059
Total	239,501	$70.99	239,501

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2014	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)