Form 10-Q
period 2014-05-31
WD 40 CO
filed 2014-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2014 was 14,870,785.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$44,895	$53,434
Short-term investments	45,413	37,516
Trade accounts receivable, less allowance for doubtful
accounts of $729 and $540 at May 31, 2014
and August 31, 2013, respectively	62,079	56,878
Inventories	37,573	32,433
Current deferred tax assets, net	5,685	5,672
Other current assets	7,687	6,210
Total current assets	203,332	192,143
Property and equipment, net	9,728	8,535
Goodwill	95,544	95,236
Other intangible assets, net	24,403	24,292
Other assets	3,166	2,858
Total assets	$336,173	$323,064

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,934	$19,693
Accrued liabilities	20,409	16,562
Revolving credit facility	83,000	63,000
Accrued payroll and related expenses	12,122	17,244
Income taxes payable	1,281	1,146
Total current liabilities	133,746	117,645
Long-term deferred tax liabilities, net	24,500	24,011
Deferred and other long-term liabilities	1,931	1,901
Total liabilities	160,177	143,557

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,463,726 and 19,392,979 shares issued at May 31, 2014 and
August 31, 2013, respectively; and 14,928,097 and 15,285,536 shares
outstanding at May 31, 2014 and August 31, 2013, respectively	19	19
Additional paid-in capital	135,866	133,239
Retained earnings	231,143	214,034
Accumulated other comprehensive income (loss)	2,192	(5,043)
Common stock held in treasury, at cost ― 4,535,629 and 4,107,443
shares at May 31, 2014 and August 31, 2013, respectively	(193,224)	(162,742)
Total shareholders' equity	175,996	179,507
Total liabilities and shareholders' equity	$336,173	$323,064

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Net sales	$95,650	$93,103	$285,375	$275,079
Cost of products sold	46,511	45,319	138,005	135,442
Gross profit	49,139	47,784	147,370	139,637

Operating expenses:
Selling, general and administrative	26,887	25,662	80,237	74,947
Advertising and sales promotion	6,465	6,641	18,081	17,978
Amortization of definite-lived intangible assets	684	523	1,930	1,454
Total operating expenses	34,036	32,826	100,248	94,379

Income from operations	15,103	14,958	47,122	45,258

Other income (expense):
Interest income	136	105	425	362
Interest expense	(268)	(182)	(709)	(483)
Other (expense) income, net	(11)	(94)	(454)	493
Income before income taxes	14,960	14,787	46,384	45,630
Provision for income taxes	4,554	4,520	14,179	13,958
Net income	$10,406	$10,267	$32,205	$31,672

Earnings per common share:
Basic	$0.69	$0.66	$2.11	$2.02
Diluted	$0.69	$0.66	$2.10	$2.01

Shares used in per share calculations:
Basic	14,977	15,460	15,152	15,579
Diluted	15,051	15,561	15,229	15,682
Dividends declared per common share	$0.34	$0.31	$0.99	$0.91

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Net income	$10,406	$10,267	$32,205	$31,672
Other comprehensive income (loss):
Foreign currency translation adjustment	805	(56)	7,235	(3,833)
Total comprehensive income	$11,211	$10,211	$39,440	$27,839

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock upon
settlements of stock-based equity awards	70,747		(147)					(147)
Stock-based compensation			1,942					1,942
Tax benefits from settlements of
stock-based equity awards			832					832
Cash dividends ($0.99 per share)				(15,096)				(15,096)
Acquisition of treasury stock						428,186	(30,482)	(30,482)
Foreign currency translation adjustment					7,235			7,235
Net income				32,205				32,205
Balance at May 31, 2014	19,463,726	$19	$135,866	$231,143	$2,192	4,535,629	$(193,224)	$175,996

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2014	2013
Operating activities:
Net income	$32,205	$31,672
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,337	3,765
Net gains on sales and disposals of property and equipment	(41)	(12)
Deferred income taxes	(330)	451
Excess tax benefits from settlements of stock-based equity awards	(824)	(666)
Stock-based compensation	1,942	1,859
Unrealized foreign currency exchange (gains) losses, net	(159)	1,326
Provision for bad debts	174	399
Changes in assets and liabilities:
Trade accounts receivable	(3,681)	(4,395)
Inventories	(4,716)	(4,421)
Other assets	(1,616)	144
Accounts payable and accrued liabilities	21	276
Accrued payroll and related expenses	(6,924)	4,138
Income taxes payable	1,718	1,495
Deferred and other long-term liabilities	17	127
Net cash provided by operating activities	22,123	36,158

Investing activities:
Purchases of property and equipment	(3,023)	(1,975)
Proceeds from sales of property and equipment	250	112
Purchases of intangible assets	(1,789)	-
Purchases of short-term investments	(5,756)	(36,424)
Maturities of short-term investments	914	1,029
Net cash used in investing activities	(9,404)	(37,258)

Financing activities:
Proceeds from revolving credit facility	20,000	18,000
Dividends paid	(15,096)	(14,263)
Proceeds from issuance of common stock	1,265	3,213
Treasury stock purchases	(30,482)	(22,294)
Excess tax benefits from settlements of stock-based equity awards	824	666
Net cash used in financing activities	(23,489)	(14,678)
Effect of exchange rate changes on cash and cash equivalents	2,231	(1,668)
Net decrease in cash and cash equivalents	(8,539)	(17,446)
Cash and cash equivalents at beginning of period	53,434	69,719
Cash and cash equivalents at end of period	$44,895	$52,273

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company markets multi-purpose and specialty maintenance products under the WD-40® and 3-IN-ONE® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines. The Company also markets the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At May 31, 2014, the Company had a notional amount of $9.2 million outstanding in foreign currency forward contracts, which mature from June 2014 through October 2014. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2014 and August 31, 2013.

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1:  Observable inputs such as quoted market prices in active markets for identical assets or liabilities;

Level 2:  Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3:  Unobservable inputs reflecting the Company’s own assumptions.

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2014, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts. The Company’s financial instruments include cash equivalents, short-term investments, trade accounts receivable, accounts payable, short-term borrowings and foreign currency exchange contracts. With the exception of the foreign currency forward contracts, the carrying amounts of these financial instruments approximate their fair values due to their short-term maturities.

During the nine months ended May 31, 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition. During the fourth quarter of fiscal 2013, the Company was required to make a nonrecurring fair value measurement related to the 2000 Flushes trade name intangible asset, for which an impairment charge of $1.1 million was recorded during that quarter. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impacts of this updated authoritative guidance on its consolidated financial statements.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Product held at third-party contract manufacturers	$4,996	$3,790
Raw materials and components	3,205	4,597
Work-in-process	372	18
Finished goods	29,000	24,028
Total	$37,573	$32,433

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Machinery, equipment and vehicles	$13,177	$12,035
Buildings and improvements	4,043	3,781
Computer and office equipment	3,491	3,389
Software	6,952	5,997
Furniture and fixtures	1,431	1,285
Land	298	283
Subtotal	29,392	26,770
Less: accumulated depreciation and amortization	(19,664)	(18,235)
Total	$9,728	$8,535

Note 5.  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company assesses possible impairments to goodwill at least annually during its second fiscal quarter and otherwise when events or changes in circumstances indicate that an impairment condition may exist. In performing the annual impairment test of its goodwill, the Company considers the fair value concepts of a market participant and the highest and best use for its intangible assets. In addition to the annual impairment test, goodwill is evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value.

Intangible assets that are determined to have definite lives are amortized on a straight-line basis over their estimated useful lives and are evaluated each reporting period to determine whether events and circumstances indicate that their carrying amounts may not be recoverable and/or their remaining useful lives may no longer be appropriate.

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$85,545	$8,480	$1,211	$95,236
Translation adjustments	43	265	-	308
Balance as of May 31, 2014	$85,588	$8,745	$1,211	$95,544

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill for the quarter ended May 31, 2014.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh and 1001 trade names and the Belgium customer list, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	May 31,	August 31,
	2014	2013
Gross carrying amount	$36,732	$34,615
Accumulated amortization	(11,388)	(9,124)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	136	(122)
Net carrying amount	$24,403	$24,292

During the second quarter of fiscal year 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and between Etablissements Decloedt SA/NV (“Etablissements”) and WD-40 Company Limited. Since January 1998, Etablissements has acted as one of the Company’s international marketing distributors located in Belgium where it markets and distributes certain of the WD-40 products. Pursuant to the Purchase Agreement, the Company acquired the list of customers and related information (the “customer list”) from Establissements for a purchase consideration of $1.8 million in cash. The Company intends to use this customer list to solicit and transact direct sales of its products in Belgium. The Company began to amortize this customer list definite-lived intangible asset on a straight-line basis over its estimated useful life of five years in the second quarter of fiscal year 2014.

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

In addition, there were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended May 31, 2014.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2014 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$21,536	$2,756	$-	$24,292
Amortization expense	(1,656)	(274)	-	(1,930)
Customer list	-	1,819	-	1,819
Translation adjustments	-	222	-	222
Balance as of May 31, 2014	$19,880	$4,523	$-	$24,403

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer List
Remainder of fiscal year 2014	$599	$91
Fiscal year 2015	2,378	364
Fiscal year 2016	2,378	364
Fiscal year 2017	2,378	364
Fiscal year 2018	2,378	364
Thereafter	12,624	121
Total	$22,735	$1,668

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Accrued advertising and sales promotion expenses	$10,127	$9,986
Accrued professional services fees	1,739	1,358
Accrued sales taxes	765	1,494
Accrued other taxes	430	368
Other	7,348	3,356
Total	$20,409	$16,562

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Accrued bonuses	$5,114	$9,847
Accrued payroll	3,026	2,048
Accrued profit sharing	1,654	2,739
Accrued payroll taxes	1,762	1,991
Other	566	619
Total	$12,122	$17,244

Deferred and other long-term liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2014	2013
Supplemental employee retirement plan benefits liability	$524	$548
Other income taxes payable	1,252	1,243
Other	155	110
Total	$1,931	$1,901

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

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to this existing unsecured credit agreement with Bank of America. The Amendment extends the maturity date of the revolving credit facility for five years and increases the revolving commitment to an amount not to exceed $125.0 million.  The new maturity date for the revolving credit facility per the Amendment is January 7, 2018.  In addition, per the terms of the Amendment, the LIBOR margin decreased from 0.90 to 0.85 percent,  the letter of credit fee decreased from 0.90 to 0.85 percent per annum and the commitment fee decreased from an annual rate of 0.15 percent to 0.12 percent.  The Company incurs commitment fees applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $62.5 million.  To date, the Company has used the proceeds of the revolving credit facility for its stock repurchases and plans to continue using such proceeds for its general working capital needs and stock repurchases under any existing board approved share buy-back plans.

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

During the nine months ended May 31, 2014,  the Company borrowed an additional $20.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-

term classification due to certain contractual clauses included in its line of credit agreement with Bank of America. As of May 31, 2014, the Company had an  $83.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through May 31, 2014, the Company repurchased 473,819 shares at a total cost of $33.2 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$10,406	$10,267	$32,205	$31,672
Less: Net income allocated to
participating securities	(59)	(54)	(173)	(153)
Net income available to common shareholders	$10,347	$10,213	$32,032	$31,519

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Weighted-average common
shares outstanding, basic	14,977	15,460	15,152	15,579
Weighted-average dilutive securities	74	101	77	103
Weighted-average common
shares outstanding, diluted	15,051	15,561	15,229	15,682

For the three months ended May 31, 2014, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2014,  5,939 weighted-average stock-based equity awards outstanding that are non-participating securities were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.  There were no anti-dilutive stock-based equity awards outstanding for the three and nine months ended May 31, 2013.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.3 million for the three months ended May 31, 2014 and 2013, respectively, and $0.6 million for each of the nine months ended May 31, 2014 and 2013.  Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2014.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of May 31, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2014,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On February 25,  2014, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute. If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2014.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2014.

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

The provision for income taxes was 30.4% and 30.6% of income before income taxes for the three months ended May 31, 2014 and 2013, respectively.  The slight decrease in the effective income tax rate from period to period was primarily driven by an increase in the domestic production deduction.  The provision for income taxes remained constant at 30.6% of income before income taxes for both the nine months ended May 31, 2014 and 2013.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2011 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2010 are no longer subject to examination. The Company has estimated that up to $0.1 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2014:
Net sales	$45,096	$36,678	$13,876	$-	$95,650
Income from operations	$9,991	$7,306	$2,564	$(4,758)	$15,103
Depreciation and
amortization expense	$1,035	$384	$64	$5	$1,488
Interest income	$3	$104	$29	$-	$136
Interest expense	$266	$-	$2	$-	$268

May 31, 2013:
Net sales	$47,677	$32,758	$12,668	$-	$93,103
Income from operations	$11,829	$6,175	$2,204	$(5,250)	$14,958
Depreciation and
amortization expense	$1,030	$240	$55	$2	$1,327
Interest income	$-	$74	$31	$-	$105
Interest expense	$179	$-	$3	$-	$182

For the Nine Months Ended
May 31, 2014:
Net sales	$134,366	$111,305	$39,704	$-	$285,375
Income from operations	$29,893	$24,740	$8,505	$(16,016)	$47,122
Depreciation and
amortization expense	$3,193	$947	$177	$20	$4,337
Interest income	$5	$318	$102	$-	$425
Interest expense	$702	$-	$7	$-	$709

May 31, 2013:
Net sales	$133,249	$101,116	$40,714	$-	$275,079
Income from operations	$31,297	$21,783	$8,006	$(15,828)	$45,258
Depreciation and
amortization expense	$2,895	$721	$144	$5	$3,765
Interest income	$1	$252	$109	$-	$362
Interest expense	$476	$-	$7	$-	$483

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Multi-purpose maintenance products	$84,817	$82,150	$252,607	$239,343
Homecare and cleaning products	10,833	10,953	32,768	35,736
Total	$95,650	$93,103	$285,375	$275,079

Note 14. Subsequent Events

On June 24, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on July  31, 2014 to shareholders of record on July 11, 2014.

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

 Overview

The Company

WD-40 Company, based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. We market multi-purpose and specialty maintenance products under the WD-40® and 3-IN-ONE® brand names. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM  product lines. We also market the following homecare and cleaning brands: X-14® mildew stain remover and automatic toilet bowl cleaners, 2000 Flushes® automatic toilet bowl cleaners, Carpet Fresh® and No Vac® rug and room deodorizers, Spot Shot® aerosol and liquid carpet stain removers, 1001® household cleaners and rug and room deodorizers and Lava® and Solvol® heavy-duty hand cleaners.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2014:

•

Consolidated net sales increased $10.3 million for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.6 million on consolidated net sales for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $8.7 million from period to period.

➢	Multi-purpose maintenance products sales, which include the WD-40 and 3-IN-ONE brands, were $252.6 million, up 6% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $32.8 million, down 8% from the same period last fiscal year.

•

Americas segment sales were $134.4 million, up 1% compared to the same period last fiscal year. EMEA segment sales were $111.3 million, up 10% compared to the same period last fiscal year. Asia-Pacific segment sales were $39.7 million, down 2% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 51.6% for the nine months ended May 31, 2014 compared to 50.8% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.5 million, or 2%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the nine months ended May 31, 2014 were $2.10 versus $2.01 in the prior fiscal year period.

•

Share repurchases continue to be executed under the current $60.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2013. During the nine months ended May 31, 2014, the Company repurchased an additional 428,186 shares at an average price of $71.17 per share, bringing the total cost of the repurchases to $33.2 million under this plan.

Our core strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) maximizing the WD-40 multi-use product through geographic expansion and market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) expanding product and revenue base; (iv) attracting, developing and retaining people; and (v) operating with excellence.

Results of Operations

Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$84,817	$82,150	$2,667	3%
Homecare and cleaning products	10,833	10,953	(120)	(1)%
Total net sales	95,650	93,103	2,547	3%
Cost of products sold	46,511	45,319	1,192	3%
Gross profit	49,139	47,784	1,355	3%
Operating expenses	34,036	32,826	1,210	4%
Income from operations	$15,103	$14,958	$145	1%
Net income	$10,406	$10,267	$139	1%
Earnings per common share - diluted	$0.69	$0.66	$0.03	5%
Shares used in per share calculations - diluted	15,051	15,561	(510)	(3)%

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

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$45,096	$47,677	$(2,581)	(5)%
EMEA	36,678	32,758	3,920	12%
Asia-Pacific	13,876	12,668	1,208	10%
Total	$95,650	$93,103	$2,547	3%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$37,624	$40,264	$(2,640)	(7)%
Homecare and cleaning products	7,472	7,413	59	1%
Total	$45,096	$47,677	$(2,581)	(5)%
% of consolidated net sales	47%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $45.1 million, down  $2.6 million, or 5%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased  $2.7 million, or 7%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.  This sales decrease was primarily driven by lower sales of WD-40 multi-purpose maintenance products in Canada and the U.S., which were down 21% and 7%, respectively, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. The sales decrease in the U.S. was primarily due to the timing of promotional activities for the WD-40 multi-use products from period to period.  As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year. The decrease in Canada was primarily due to a number of unusual short term factors, which negatively impacted sales, such as changes in distribution and extreme weather conditions. The severe weather conditions which have existed in Canada in recent months have negatively impacted business activities and this resulted in reduced sales in this region from period to period.

Sales of homecare and cleaning products in the Americas segment increased $0.1 million, or 1%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 4% primarily driven by higher sales of the Spot Shot and 2000 Flushes products, which were both up 5%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. In the second half of fiscal year 2013, management started to evaluate the strategic alternatives for certain of the Company’s homecare and cleaning products given its focus on the Company’s multi-purpose maintenance products per its core strategic initiatives. Although no decisions have been made to date to change the strategic direction for these brands, management is continuing to evaluate the future plans for its homecare and cleaning products and has reduced its level of investments in these brands. In connection with this initial evaluation, management assessed the carrying value of the definite-lived intangible assets associated with these trade names in the second half of fiscal year 2013 and determined that the carrying values were not impaired, with the exception of the 2000 Flushes trade name, for which an impairment charge of $1.1 million was recorded. Management will continue to assess the recoverability of these assets periodically based on changes in events or circumstances.  In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for both the three months ended May 31, 2014 and 2013.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$35,188	$31,113	$4,075	13%
Homecare and cleaning products	1,490	1,645	(155)	(9)%
Total	$36,678	$32,758	$3,920	12%
% of consolidated net sales	38%	35%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $36.7 million, up $4.0 million, or 12%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended May 31, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $33.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $0.8 million, or 2%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $2.4 million, or 13%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. The sales increase in the direct markets was mostly due to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from direct markets experienced an increase of 3%. We experienced sales increases throughout most of the Europe direct markets for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 31%; Italy, 30%; France and the U.K., each 15%. The increased sales in these regions were slightly offset by the sales decrease of 3% in the Germanics region from period to period. The overall sales increase in the direct markets was also in part due to increased sales of the WD-40 Specialist product line from period to period due to new distribution and the continued growth of the WD-40 multi-use products in the direct markets.  Sales from direct markets accounted for 59% of the EMEA segment’s sales for the three months ended May 31, 2014 compared to 60% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.6 million, or 11%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year mostly due to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from distributor markets experienced an increase of 1%. Also contributing to the overall sales increase in the distributor markets was a higher sales volume of WD-40 multi-use products in Eastern Europe, particularly in Russia as a result of promotional programs, and continued growth of our base business in Northern Europe.  The distributor markets accounted for 41% of the EMEA segment’s total sales for the three months ended May 31, 2014, compared to 40% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$12,005	$10,773	$1,232	11%
Homecare and cleaning products	1,871	1,895	(24)	(1)%
Total	$13,876	$12,668	$1,208	10%
% of consolidated net sales	15%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $13.9 million, up  $1.2 million, or 10%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $14.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.7 million, or 13%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment, increased $1.5 million, or 19%, for the three months ended May 31, 2014.  The distributor markets in the Asia region experienced a sales increase of $0.9 million, or 17%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to the continued growth of the WD-40 multi-use products throughout most of the distributor markets, including those in Hong Kong, Taiwan and the Philippines. Also contributing to the overall sales increase in the Asia distributor markets from period to period was a higher sales volume associated with the backlog of orders in the second quarter of fiscal year 2014 that we were able to ship early in the third quarter.  Sales in China increased $0.6 million, or 24%, primarily due to the higher level of sales which resulted from promotional programs offered to our customers from period to period. Although sales in China increased from period to period, in general China has experienced a lower rate of growth for sales due to a general slowdown in economic growth and the lower level of manufacturing and industrial activities that have existed throughout China in recent periods.

Sales in Australia slightly decreased by $0.3 million, or  7%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $0.2 million, or 5%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to the ongoing growth of the base business.

Gross Profit

Gross profit increased to $49.1 million for the three months ended May 31, 2014 compared to $47.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased slightly to 51.4% for the three months ended May 31, 2014 compared to 51.3% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 0.3 percentage points for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased from period to period, primarily in the Americas segment, positively impacting gross margin also by 0.3 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the three months ended May 31, 2014 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses.

Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 1.1 percentage points from period to period, primarily in the EMEA segment. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. These favorable impacts to gross margin were almost completely offset by various unfavorable items.  Gross margin was negatively impacted by 0.8 percentage points due to the combined effects of sales mix changes and warehousing and in-bound freight costs as well as other miscellaneous costs which increased from period to period. Changes in foreign currency exchange rates also negatively impacted gross margin by 0.7 percentage points primarily due to the fluctuations in the exchange rates for the U.S. Dollar and the Euro against the Pound Sterling in our EMEA segment from period to period. Increased raw material costs negatively impacted gross margin by 0.1 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.4 million and $3.9 million for the three months ended May 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2014 increased $1.2 million, or 5%, to $26.9 million from $25.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.1% for the three months ended May 31, 2014 from 27.6% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher professional services costs,  increased freight costs and the negative impacts of changes in foreign currency exchange rates. Professional services costs increased by $0.8 million period over period primarily due to higher legal fees associated with litigation activities and various regulatory compliance items as well as increases in general consulting services in our EMEA segment. Freight costs increased $0.3 million from period to period, primarily in the EMEA segment, due to higher sales volumes and the shift in the size of customer shipments. In the third quarter of last fiscal year, we had a higher volume of large shipments, which resulted in lower freight costs and gained efficiencies, as compared to the third quarter of the current fiscal year.  Other miscellaneous expenses, which primarily include research and development costs and depreciation expense, also increased by $0.3 million period over period. Changes in foreign currency exchange rates had an unfavorable impact of $0.6  million on SG&A expenses for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. These increases in SG&A expenses were partially offset by a $0.8 million decrease in employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, primarily due to lower bonus expense from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.0 million and $1.4 million for the three months ended May 31, 2014 and 2013, respectively.  Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2014 decreased $0.1 million, or 3%, to $6.5 million from $6.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.8% for the three months ended May 31, 2014 from 7.1% for the corresponding period of the prior fiscal year. The slight decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period. This decrease in the Americas segment was significantly offset by increased advertising and sales promotion expenses in the EMEA and Asia Pacific segments due to increased promotional activities from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2014 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2014 were $4.0 million compared to $4.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.5 million and $11.3 million for the three months ended May 31, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.5 million for the three months ended May 31, 2014 and 2013, respectively.

Income from Operations by Segment

The financial information previously reported for the EMEA and Asia-Pacific segments has been updated to reflect the transition of the management of the India operations from the Asia-Pacific segment to the EMEA segment effective September 1, 2013. The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$9,991	$11,829	$(1,838)	(16)%
EMEA	7,306	6,175	1,131	18%
Asia-Pacific	2,564	2,204	360	16%
Unallocated corporate (1)	(4,758)	(5,250)	492	(9)%
	$15,103	$14,958	$145	1%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $10.0 million, down  $1.8 million, or 16%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $2.6 million and a  lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 51.3% to 50.4% period over period. This decrease in the gross margin was primarily due to the negative impacts of sales mix changes and increased warehousing and in-bound freight costs, which were partially offset by decreased aerosol can costs and a lower level of discounts offered to our customers from period to period. Operating expenses remained constant at $12.7 million and operating income as a percentage of net sales decreased from 24.8% to 22.2% period over period.

EMEA

Income from operations for the EMEA segment increased to $7.3 million, up $1.1 million, or 18%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $4.0 million increase in sales and a  higher gross margin.  As a percentage of net sales, gross profit for the EMEA segment increased from 52.7% to 53.8% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans and sales price increases as well as favorable sales mix changes,  all of which were partially offset by the unfavorable impact of changes in foreign currency exchange rates due to the fluctuations in the U.S. Dollar and the Euro against the Pound Sterling. The higher level of sales from period to period in the EMEA segment was accompanied by a $1.3 million increase in total operating expenses. Operating income as a percentage of net sales increased from 18.9% to 19.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $2.6 million, up  $0.4 million, or 16%, for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $1.2 million increase in sales. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 47.6% to 48.2% period over period primarily due to the positive impacts of sales price increases, favorable sales mix changes and lower manufacturing costs in the Asia-Pacific region, all of which were partially offset by a higher level of discounts offered to certain customers and higher net costs associated with petroleum-based materials and aerosol cans.  The higher level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.3 million increase in total operating expenses.  Operating income as a percentage of net sales increased from 17.4% to 18.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2014	2013	Change
Interest income	$136	$105	$31
Interest expense	$268	$182	$86
Other (expense) income, net	$(11)	$(94)	$83
Provision for income taxes	$4,554	$4,520	$34

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net remained relatively constant for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.4% and 30.6% of income before income taxes for the three months ended May 31, 2014 and 2013, respectively. The slight decrease in the effective income tax rate from period to period was primarily driven by an increase in the domestic production deduction.

Net Income

Net income was $10.4 million, or $0.69 per common share on a fully diluted basis for the three months ended May 31, 2014 compared to $10.3 million, or $0.66 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.3 million on net income for the three months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased by $0.2 million from period to period.

Nine Months Ended May 31, 2014 Compared to Nine Months Ended May 31, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$252,607	$239,343	$13,264	6%
Homecare and cleaning products	32,768	35,736	(2,968)	(8)%
Total net sales	285,375	275,079	10,296	4%
Cost of products sold	138,005	135,442	2,563	2%
Gross profit	147,370	139,637	7,733	6%
Operating expenses	100,248	94,379	5,869	6%
Income from operations	$47,122	$45,258	$1,864	4%
Net income	$32,205	$31,672	$533	2%
Earnings per common share - diluted	$2.10	$2.01	$0.09	4%
Shares used in per share calculations - diluted	15,229	15,682	(453)	(3)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$134,366	$133,249	$1,117	1%
EMEA	111,305	101,116	10,189	10%
Asia-Pacific	39,704	40,714	(1,010)	(2)%
Total	$285,375	$275,079	$10,296	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$111,955	$108,451	$3,504	3%
Homecare and cleaning products	22,411	24,798	(2,387)	(10)%
Total	$134,366	$133,249	$1,117	1%
% of consolidated net sales	47%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $134.4 million, up $1.1 million, or 1%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $3.5 million, or 3%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in Latin America and the U.S., which were up 7% and 4%, respectively, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Ecuador, Mexico and Columbia, and a higher level of promotional activities from period to period, primarily those associated with the 2014 World Cup Tournament. The sales increase in the U.S. was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use products from period to period. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line from period to period due to increased promotional activities and new distribution during the nine months ended May 31, 2014. The  sales increases in the U.S. and Latin America were significantly offset by the sales decrease in Canada primarily due to changes in distribution within the mass retail channel, as well as a lower level of participation by our key customers in promotional programs from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $2.4 million, or 10%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products, which were down 35% and 12%, respectively, in the U.S. for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At May 31, 2014, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $24.4 million, of which $1.8 million and $11.1 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the nine months ended May 31, 2014 compared to distribution for the nine months ended May 31, 2013, when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$106,182	$95,695	$10,487	11%
Homecare and cleaning products	5,123	5,421	(298)	(5)%
Total	$111,305	$101,116	$10,189	10%
% of consolidated net sales	39%	37%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $111.3 million, up $10.2 million, or 10%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the nine months ended May 31, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $107.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $6.2 million, or 6%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $3.9 million, or 6%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe direct markets for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 23%; France and Italy, each 14%; and the U.K., 2%. The increased sales in these regions were slightly offset by the sales decrease of 3% in the Germanics region from period to period. The overall sales increase in the direct markets was primarily due to increased sales of the WD-40 Specialist product line from period to period due to new distribution and the release of additional product offerings in the line during the first nine months of fiscal year 2014. Sales from direct markets accounted for 60% of the EMEA segment’s sales for the nine months ended May 31, 2014 compared to 63% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $6.3 million, or 16%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 multi-use products in all markets, particularly in Russia as a result of successful promotional programs, and increased sales of the WD-40 Specialist product line in Northern Europe. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets, particularly those in Northern and Eastern Europe. The distributor markets accounted for 40% of the EMEA segment’s total sales for the nine months ended May 31, 2014, compared to 37% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$34,470	$35,196	$(726)	(2)%
Homecare and cleaning products	5,234	5,518	(284)	(5)%
Total	$39,704	$40,714	$(1,010)	(2)%
% of consolidated net sales	14%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $39.7 million, down $1.0 million, or 2%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $41.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.6 million, or 2%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment for the nine months ended May 31, 2014,  decreased $0.6 million, or 2%, from period to period primarily due to decreased sales of the WD-40 multi-use product in the Indonesia market as a result of us transitioning to a new marketing distributor in this region in fiscal year 2014. Sales in China increased $0.5 million, or 7%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to a higher level of sales associated with promotional programs from period to period. Although sales in China increased from period to period, China has been negatively impacted in recent periods by a general slowdown of economic growth and the lower level of manufacturing and industrial activities that exist throughout the country.

Sales in Australia decreased by $0.4 million, or 3%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $1.4 million, or 11%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to the launch of the WD-40 Specialist product line in the second quarter of fiscal year 2014 and the overall growth of the base business.

Gross Profit

Gross profit increased to $147.4 million for the nine months ended May 31, 2014 compared to $139.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 51.6% for the nine months ended May 31, 2014 compared to 50.8% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 0.3 percentage points for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased from period to period, primarily in the Americas segment, positively impacting gross margin also by 0.3 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the nine months ended May 31, 2014 compared to the corresponding period in the prior fiscal year. In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.8 percentage points from period to period, primarily in the EMEA segment. These favorable impacts to gross margin were partially offset by 0.4 percentage points due to the combined negative effects of sales mix changes and warehousing and in-bound freight costs as well as other miscellaneous costs which increased from period to period. Changes in foreign currency exchange rates negatively impacted gross margin by 0.1 percentage points primarily due to the fluctuations in the exchange rates for the U.S. Dollar and the Euro against the Pound Sterling in our EMEA segment from period to period. Increased raw material costs associated with certain of our homecare and cleaning products also negatively impacted gross margin by 0.1 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $12.2 million and $11.8 million for the nine months ended May 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2014 increased $5.3 million, or 7%, to $80.2 million from $74.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.1% for the nine months ended May 31, 2014 from 27.2% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was largely attributable to higher employee-related costs, professional services costs, a higher level of expenses associated with travel and meetings expenses, increased freight costs and the negative impacts of changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $1.8 million for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. This increase was primarily due to annual compensation increases and increased headcount as well as higher bonus expense from period to period. Professional services costs increased by $1.3 million period over period primarily due to higher legal fees associated with litigation activities and various regulatory compliance items as well as increases in general consulting services particularly in our EMEA segment.  Travel and meeting expenses increased $0.5 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.3 million primarily due to higher sales volumes, particularly in the EMEA segment, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year. Depreciation expenses increased by $0.2 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include research and development costs, regulatory compliance costs and insurance,  increased by $0.6 million for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact of $0.6  million on SG&A expenses for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $4.4 million and $3.6 million for the nine months ended May 31, 2014 and 2013, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2014 increased $0.1 million, or 1%, to $18.1 million from $18.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.3% for the nine months ended May 31, 2014 from 6.5% for the corresponding period of the prior fiscal year. The slight increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs conducted in the EMEA segment from period to period, which was significantly offset by lower costs associated with promotional activities in the Americas segment. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2014 were $11.9 million compared to $13.3 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $30.0 million and $31.3 million for the nine months ended May 31, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.9 million and $1.5 million for the nine months ended May 31, 2014 and 2013,  respectively. The increase in amortization for the nine months ended May 31, 2014 as compared to the same period last fiscal year was due to increased amortization associated with the 2000 Flushes trade name.  In May 2013, we reduced the remaining useful life of the 2000 Flushes trade name from fourteen years and ten months to seven years. In addition, amortization expense increased from period to period due to the customer list which we acquired in the second quarter of fiscal year 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$29,893	$31,297	$(1,404)	(4)%
EMEA	24,740	21,783	2,957	14%
Asia-Pacific	8,505	8,006	499	6%
Unallocated corporate (1)	(16,016)	(15,828)	(188)	1%
	$47,122	$45,258	$1,864	4%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $29.9 million, down  $1.4 million, or 4%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $1.1 million increase in sales, which was more than offset by a lower gross margin and increased operating expenses of $1.4 million from period to period. As a percentage of net sales, gross profit for the Americas segment decreased slightly from 50.7% to 50.3% period over period. This decrease in the gross margin was primarily due to increased warehousing costs and unfavorable sales mix changes, both of which were significantly offset by a lower level of discounts offered to our customers from period to period. Operating income as a percentage of net sales decreased from 23.5% to 22.2% period over period.

EMEA

Income from operations for the EMEA segment increased to $24.7 million, up $2.9 million, or 14%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to an increase in sales of $10.2 million and a higher gross margin, which were both partially offset by increased operating expenses of $4.3 million from period to period. As a percentage of net sales, gross profit for the EMEA segment increased from 52.5% to 54.2% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans and sales price increases. These favorable impacts to gross margin were partially offset by the unfavorable impact of changes in foreign currency exchange rates due to the fluctuations in both the U.S. Dollar and the Euro against the Pound Sterling. Operating income as a percentage of net sales increased from 21.5% to 22.2% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.5 million, up $0.5 million, or 6%, for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a decrease in sales of $1.0 million, which was more than offset by a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 46.4% to 48.9% from period to period primarily due to the combined effects sales price increases and lower manufacturing costs in the Asia-Pacific region,  both of which were slightly offset by higher raw material costs and unfavorable sales mix changes.  Operating income as a percentage of net sales increased from 19.7% to 21.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2014	2013	Change
Interest income	$425	$362	$63
Interest expense	$709	$483	$226
Other (expense) income, net	$(454)	$493	$(947)
Provision for income taxes	$14,179	$13,958	$221

Interest Income

Interest income remained relatively constant for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.9 million for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the nine months ended May 31, 2014 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes remained constant at 30.6% of income before income taxes for both the nine months ended May 31,  2014 and 2013.

Net Income

Net income was $32.2 million, or $2.10 per common share on a fully diluted basis for the nine months ended May 31, 2014 compared to $31.7 million, or $2.01 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on net income for the nine months ended May 31, 2014 compared to the corresponding period of the prior fiscal year.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Gross margin	51%	51%	52%	51%
Cost of doing business as a percentage of net sales	34%	34%	34%	33%
EBITDA as a percentage of net sales	17%	17%	18%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Total operating expenses - GAAP	$34,036	$32,826	$100,248	$94,379
Amortization of definite-lived intangible assets	(684)	(523)	(1,930)	(1,454)
Depreciation (in operating departments)	(586)	(483)	(1,600)	(1,354)
Cost of doing business	$32,766	$31,820	$96,718	$91,571
Net sales	$95,650	$93,103	$285,375	$275,079
Cost of doing business as a percentage of net sales	34%	34%	34%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income - GAAP	$10,406	$10,267	$32,205	$31,672
Provision for income taxes	4,554	4,520	14,179	13,958
Interest income	(136)	(105)	(425)	(362)
Interest expense	268	182	709	483
Amortization of definite-lived intangible assets	684	523	1,930	1,454
Depreciation	804	804	2,407	2,311
EBITDA	$16,580	$16,191	$51,005	$49,516
Net sales	$95,650	$93,103	$285,375	$275,079
EBITDA as a percentage of net sales	17%	17%	18%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $22.1 million for the nine months ended May 31, 2014 compared to $36.2 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on January 7, 2018. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the nine months ended May 31, 2014,  we borrowed an additional $20.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in our line of credit agreement with Bank of America. As of May 31, 2014, we had an  $83.0 million outstanding balance on the revolving credit facility and no other letters of credit outstanding or restrictions on the amount available on this line of credit. The revolving credit facility agreement requires us to maintain minimum consolidated earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At May 31, 2014,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At May 31, 2014, we had a total of $44.9 million in cash and cash equivalents. Of this balance, $36.6 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur significant additional tax expense upon such repatriation.

We believe that our existing consolidated cash and cash equivalents at May 31, 2014, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2014	2013	Change
Net cash provided by operating activities	$22,123	$36,158	$(14,035)
Net cash used in investing activities	(9,404)	(37,258)	27,854
Net cash used in financing activities	(23,489)	(14,678)	(8,811)
Effect of exchange rate changes on cash and cash equivalents	2,231	(1,668)	3,899
Net decrease in cash and cash equivalents	$(8,539)	$(17,446)	$8,907

Operating Activities

Net cash provided by operating activities decreased $14.1 million to $22.1 million for the nine months ended May 31, 2014 from $36.2 million for the corresponding period of the prior fiscal year. This decrease from period to period was primarily due to changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable and other assets.

Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2013 bonuses during the nine months ended May 31, 2014 which were significantly higher than those paid in the corresponding period of the prior fiscal year.  This decrease in accrued payroll and related expenses was offset by slightly higher bonus accruals to date for fiscal year 2014 as compared to fiscal year 2013. Trade accounts receivable balances for the first nine months of fiscal year 2014 were much higher as compared to the same period of fiscal year 2013 primarily due to increased sales volumes and the timing of payments received from our customers from period to period.  Balances for other assets increased from period to period primarily due to an insurance reimbursable item that was recorded in the second quarter of fiscal year 2014 but was not yet settled as of May 31, 2014.

Investing Activities

Net cash used in investing activities decreased  $27.9 million to $9.4 million for the nine months ended May 31, 2014 from $37.2 million for the corresponding period of the prior fiscal year primarily due to the change in cash outflows related to the purchases of short-term investments that were made by our U.K. and Australia subsidiaries. During the first nine months of fiscal year 2014, we purchased $5.8 million of short-term investments whereas we purchased $36.4 million of such short-term investments in the same period of the prior fiscal year. These decreases were slightly offset by an increase of $1.0 million in purchases of property and equipment from period to period and the $1.8 million acquisition made by our U.K. subsidiary of a customer list intangible asset in the second quarter of fiscal year 2014.

Financing Activities

Net cash used in financing activities increased  $8.8 million to $23.5 million for the nine months ended May 31, 2014 from $14.7 million for the corresponding period of the prior fiscal year primarily due to an  $8.2 million increase in treasury stock purchases, which was partially offset by a  $2.0 million increase in net cash inflows from our revolving credit facility. In addition, there was a $1.9 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $2.2 million and a decrease in cash of $1.7 million for the nine months ended May 31, 2014 and 2013, respectively. The change of $3.9 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period.  During the first nine months of fiscal year 2014, the Pound Sterling to U.S. Dollar average exchange rate was 1.6488 whereas the average exchange rate during the first nine months of fiscal year 2013 was 1.5686.

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

Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of May 31, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2014, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through May 31, 2014, the Company repurchased 473,819 shares at a total cost of $33.2 million.

Dividends

On June 24, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on July 31, 2014 to shareholders of record on July 11, 2014. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impacts of this updated authoritative guidance on its consolidated financial statements.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.3 million for the three months ended May 31, 2014 and 2013, respectively, and $0.6 million for each of the nine months ended May 31, 2014 and 2013. Accounts receivable from Tractor Supply were $0.1 million as of May 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, which was filed with the SEC on October 22, 2013.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2014, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On February 25, 2014, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through May 31, 2014,  the Company repurchased 473,819 shares at a total cost of $33.2 million.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2014. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March  1, 2014 and March 31, 2014 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	60,824	$75.90	60,824	$30,436,539
April 1 - April 30	13,000	$72.47	13,000	$29,494,136
May 1 - May 31	36,878	$71.89	36,878	$26,842,170
Total	110,702	$74.16	110,702

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 10, 2014	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)