Form 10-K
period 2014-08-31
WD 40 CO
filed 2014-10-21
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Yes  ◻   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ◻    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑    No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☑     Accelerated filer    ◻     Non-accelerated filer    ◻    Smaller reporting company   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ◻    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2014 was approximately $1,028,029,906.

As of October 17, 2014,  there were 14,631,670 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 9, 2014 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2014

PART I

Forward-Looking Statements

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

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

Item 1.  Business

Overview

WD-40 Company is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company was founded in 1953 and is headquartered in San Diego, California.

For more than four decades, the Company sold only one product, WD-40®  multi-use product, a multi-purpose maintenance product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the last two decades, the Company has evolved and expanded its product offerings through both research and development activities and through the acquisition of several brands worldwide.   As a result, the Company has built a family of brands and product lines that deliver high quality performance at an extremely good value to its end users.

The Company currently sells its products in 188 countries worldwide primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

The Company’s sales come from its two product groups – multi-purpose maintenance products and homecare and cleaning products. Multi-purpose maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia.

The Company’s core strategic initiatives and the areas where it will continue to focus its time, talent and resources in future periods include: (i) maximizing the WD-40 multi-use product through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) expanding product and revenue base; (iv) attracting, developing and retaining people; and (v) operating with excellence.

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products,  product lines, packaging and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development team supports new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands.  Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™ which is a non-aerosol Spot Shot trigger product and a mildew stain remover under the X-14 brand. In addition, during fiscal year 2012 the Company launched the WD-40 Specialist® product line, which consists of certain specialty maintenance products aimed at an expanded group of end users that currently uses WD-40 multi-use product. In late fiscal year 2012, the Company also launched the WD-40 Bike™ product line and formed WD-40 Bike Company LLC, a new business unit focused on the development of a comprehensive line of bicycle maintenance products for cyclists and mechanics.

Financial Information about Operating Segments

The Company’s operating segments are determined consistent with the way management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company is organized on the basis of geographical area into the following three segments:

•	Americas segment consists of the United States (“U.S.”), Canada and Latin America;
•	Europe, Middle East and Africa (“EMEA”) segment consists of countries in Europe, the Middle East, Africa and India; and
•	Asia-Pacific segment consists of Australia, China and other countries in the Asia region.

The Company’s management reviews product performance on the basis of sales, which comes from its two product groups – multi-purpose maintenance products and homecare and cleaning products. The financial information required by this item is included in Note 15 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Multi-Purpose Maintenance Products

The WD-40 brand is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through mass retail stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. WD-40 products are sold worldwide in North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. WD-40 products have a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

The 3-IN-ONE brand consists of multi-purpose drip oil and spray lubricant products, as well as other specialty maintenance products. The drip oil is a lubricant with unique spout options that allow precise applications for small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of high quality, multi-purpose maintenance products. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

WD-40 Specialist consists of a line of best-in-class performing specialty problem solving products that include penetrants, water resistant degreaser silicone sprays, corrosion inhibitors and rust removers that are aimed at an expanded group of end users that currently uses the WD-40 multi-use product. The Company has launched the WD-40 Specialist product line in the U.S., Canada and select countries in Latin America, Asia and Europe over the last three fiscal years.  Within the WD-40 Specialist product line, the Company also launched WD-40 Specialist Motorbike in Europe and WD-40 Specialist Lawn and Garden in Australia during fiscal year 2014. The launch of the WD-40 Specialist product line has used the same established distribution channels, through which the Company currently sells its existing products.

WD-40 Bike Company LLC is a business unit that the Company formed as part of its focus on global innovation and product development.  The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming wash and frame protectants that are designed specifically for avid cyclists, bike enthusiasts and mechanics. The Company started the launch of this product line in the U.S. during the first quarter of fiscal year 2013 and in Australia and Europe towards the end of fiscal year 2014, but the focus for such sales to date has been to smaller independent bike dealers rather than larger retailers.  As a result, sales to date have been immaterial and are expected to remain immaterial in the near term.

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

The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol quick-dry foam and trigger spray products. Carpet Fresh is sold primarily through grocery and mass retail channels in the U.S., the U.K. and Australia. In the U.K., Carpet Fresh is sold under the 1001 brand name. In Australia, Carpet Fresh is sold under the No Vac brand name.

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

The homecare and cleaning products are considered harvest brands providing positive returns to the Company, but they are becoming a smaller part of the business as the multi-purpose maintenance products sales grow as the Company executes its core strategic initiatives. The Company began to evaluate the strategic alternatives for certain of its homecare and cleaning products, particularly those in th U.S., during the first half of fiscal year 2013. Since that time, the Company has continued to sell these brands but has reduced its level of investments in such brands.

Financial information about operating segments and product lines is included in Note 15 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

Sales and Marketing

The Company’s sales do not reflect any significant degree of seasonality. However, it is common for the Company’s sales to fluctuate from period to period or year to year due to various factors including, but not limited, to new or lost distribution, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when the Company gains or loses customers, when it gains or loses store count for a customer or when its products are added to new locations within a store or removed from existing locations.  From time to time, as part of new product offering launches, the Company may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that the Company’s customers offer for sale to end user customers. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause the Company’s sales levels to increase or decrease from period to period.  It is also common and/or possible that the Company could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. The Company is accustomed to such fluctuations and manages this as part of its normal business activities.

Sources and Availability of Components and Raw Materials

The Company relies on a limited number of suppliers, including single or sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. The Company’s primary components and raw materials include petroleum-based products and aerosol cans, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company will continue to be exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $6.9 million, $7.2 million and $5.1 million in fiscal years 2014, 2013 and 2012, respectively. None of this research and development activity was customer-sponsored.

Manufacturing

The Company outsources directly or through its marketing distributors the manufacturing of its finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the U.S., Canada, Mexico, Brazil, Argentina, Columbia, the U.K., Italy, Australia, Japan, China, South Korea and India. Although the Company does not typically have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial to date. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. The Company also formulates and manufactures concentrate used in its WD-40 products at its own facilities and at third-party contract manufacturers.

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

Trademarks and Patents

The Company owns numerous patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotion, to compete effectively. The WD-40 brand, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot and 1001 trademarks are registered or have pending registration in various countries throughout the world.

Employees

At August 31, 2014, the Company employed 395 people worldwide: 154 by the U.S. parent corporation; 6 by the Malaysia subsidiary; 11 by the Canada subsidiary; 152 by the U.K. subsidiary (including 67 in the U.K., 28 in Germany, 29 in France, 18 in Spain and 10 in Italy); 17 by the Australia subsidiary; 49 by the China subsidiary; 4 by WD-40 Bike Company; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

Financial Information about Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 15 - Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

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

The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand or other changes which may affect the principal markets in which the Company conducts its business.  If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.  In calendar year 2008 and 2009, the banking system and financial markets experienced disruptions, including among other things, bank failures and consolidations, diminished liquidity and credit availability and rating downgrades. These events and conditions caused a loss of confidence in the U.S. and global financial markets. Although global economic conditions have somewhat stabilized in recent years, the recovery has been slow. The pace of economic recovery or any new economic downturn or recession could cause the Company’s customers to delay or significantly decrease their purchases, which could reduce the Company’s future sales and negatively impact its results of operations and cash flows.

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

Sales unit volume growth may be difficult to achieve.

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

The Company’s sales outside of the U.S. were approximately 62% of consolidated net sales in fiscal year 2014 and one of its core strategic initiatives includes maximizing the WD-40 multi-use product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s international markets, including Latin America, the Middle East, parts of Asia, Russia, Eastern Europe and the Eurozone countries;
•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;
•	challenges associated with conducting business in foreign jurisdictions, including those related to the Company’s understanding of business laws and regulations in such foreign jurisdictions;
•	increasing tax complexity associated with operating in multiple tax jurisdictions;
•	dispersed employee base and compliance with employment regulations and other labor issues, such as labor laws and minimum wages, in countries outside the U.S.; and
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

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

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. Also, as the Company further develops and grows its business operations outside the U.S., the Company may be exposed to additional complexities and risks, particularly in China, Russia and emerging markets. In many foreign countries, particularly in those with developing economies, it may be a local custom for a company which operates in such countries to engage in business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations. The Company is also subject to anti-corruption laws in the jurisdictions in which it operates, and the risk that unauthorized conduct may go undetected will generally be higher at the Company’s foreign subsidiaries. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

The Company faces significant competition in its markets which could lead to reduced sales and profitability.

The Company faces significant competition from other consumer products companies, both in the U.S. and in other global markets. Many of the Company’s products, particularly its homecare and cleaning products, compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of the Company’s customers in certain categories, which are typically sold at lower prices.  The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, from time to time the Company discovers products in certain markets that are counterfeit reproductions of the Company’s products as well as products otherwise bearing an infringing trade dress. The availability of counterfeits and other infringing products, particularly in China, Russia and emerging markets, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

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

Competitive activity may require the Company to increase its investment in marketing or reduce its sales prices and this may lead to reduced profit margins,  a loss of market share or loss of distribution, each of which could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company or the infringement of its products and brands will not have a material adverse effect on its business, financial condition and results of operations.

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

The Company is subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and this rule requires management to conduct annual due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals”, are contained in the Company’s products and, if so, whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Since the Company’s supply chain structure is complex, management may have difficulty determining whether these materials exist within the Company’s products, and if the Company were to conclude that these materials exist within the Company’s products, the Company may have difficulty verifying the origin of such materials.

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

The Company’s future performance and growth depend, in part, on its ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand consumer preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation of its products, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

If the success and reputation of one or more of the Company’s leading brands erodes, its business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand.   The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives do not have the desired impact on the brands’ image or do not attract customers as intended.  The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors.   Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues.  Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors and incorrect ingredients in the Company’s product. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Goodwill and intangible assets are subject to impairment risk.

In accordance with the authoritative guidance on goodwill, intangibles and other, the Company assesses the potential impairment of its existing goodwill during the second quarter of each fiscal year and otherwise when events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable and/or its estimated remaining useful life may no longer be appropriate.  Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million. At August 31, 2014, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $22.1 million. For additional information, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets of the consolidated financial statements, included in Item 15 of this report.

The assessment for possible impairment of the Company’s goodwill and intangible assets requires management to make judgments on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. The Company may be required to record a significant charge in its consolidated financial statements during the period in which any impairment of its goodwill or intangible assets is identified and this could negatively impact the Company’s financial condition and results of operations. Although the Company has recorded significant impairments to certain of its intangible assets in prior fiscal years, no such impairments have been identified or recorded to its goodwill. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect the Company’s financial condition or results of operations in the future.

The Company’s business development activities may not be successful.

The Company seeks to increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the U.S. and internationally. However, if the Company is not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, the Company may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that the Company’s business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets, unanticipated regulatory complications and/or increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s business development activities diminish in the future, the Company may be required to record impairments to goodwill, intangible assets or other assets associated with such activities, which could also adversely affect the Company’s business, financial condition and results of operations.

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

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. Although the Company has established a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or acquired product lines. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

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

While the Company makes every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, the Company’s business, financial condition and results of operations may be adversely affected. In addition, if one of the Company’s products was determined to be defective, the Company could be required to recall the product, which could result in adverse publicity and significant expenses.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 12 – Income Taxes of the consolidated financial statements, included in Item 15 of this report.

In addition, changes in tax rules may adversely affect the Company’s future financial results or the way management conducts its business. For example, the Company holds a significant amount of cash outside of the United States. As of August 31, 2014, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $106.4 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The Company’s future financial results and liquidity may be adversely affected if tax rules regarding un-repatriated earnings change, if management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislations.

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

In addition, the Company’s U.K. subsidiary has been in the process of implementing a major upgrade to its critical information system and it successfully completed the initial phase of this implementation in May 2014. The final phase of this implementation is underway, and it includes rolling out the new system to the branch offices of the U.K. subsidiary over the next twenty four months. This information system is being used by the U.K. subsidiary to process all of the daily transactions for the U.K. subsidiary and its branch offices located in Europe and to produce key financial reports for the European operations. If the U.K. subsidiary experiences difficulties in completing the final phase of this implementation of this upgraded information system at its various locations, the Company may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

The Company’s current debt consists of a revolving credit facility and management has used the proceeds of this revolving credit facility primarily for stock repurchases. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreements. In addition, the Company’s loan agreements typically include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants, including clauses that could require the Company to immediately repay the debt upon an event that has a material adverse effect. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2013, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.31 per share to $0.34 per share.

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

On February 25, 2014, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception or reception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation ("IQPC"), or an affiliate or a predecessor of IQPC, provided contract manufacturing services to the Company for many years.  The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC.  IQPC’s complaint alleged that the Company wrongfully terminated the business relationship. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserted that the Company is obligated to indemnify IQPC for prospective claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC asserted that it was harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation.

On January 22, 2014, proceedings brought by the Company to require that all of IQPC’s claims be resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement were concluded.  An Arbitration Panel of three Arbitrators selected by the parties tentatively confirmed that all claims arising out of the agreement are subject to arbitration.  Although IQPC continues to contest this determination in the arbitration proceeding, the arbitration proceeding was commenced in August 2014 and is presently scheduled to be concluded in January 2015 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, specifically including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In the arbitration proceedings, IQPC is asserting claims for breach of contract damages relating to IQPC’s production of the finished goods inventory prior to termination of the relationship, damages arising out of alleged negligent misrepresentations by the Company as to its product manufacturing specifications, and storage fees for materials and finished goods held at its facilities after termination of the relationship.

The Company believes that IQPC’s claims are without merit and the Company continues to vigorously defend this matter.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, year elected to current position and current titles of the executive officers of the Company as of August 31, 2014:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	58	1997	President and Chief Executive Officer
Jay W. Rembolt	63	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Michael J. Irwin	51	2013	Executive Vice President, Global Business Development Group
Graham P. Milner	60	2013	Executive Vice President, Global Business Development Group
Michael L. Freeman	61	2002	Division President, The Americas
Geoffrey J. Holdsworth	52	1997	Managing Director, Asia-Pacific
William B. Noble	56	1996	Managing Director, EMEA

As of September 1, 2014, Mr. Irwin and Mr. Milner were excluded from the list of the Company’s executive officers due to changes in their respective roles and responsibilities with the Company and their dedicated focus on development of the Company’s WD-40 Bike product line. On September 1, 2014, the Company designated the following additional persons as executive officers of the Company:

Name, Age and Year Elected to Current Position			Title
Stanley A. Sewitch	61	2012	Vice President, Global Organization Development
Richard T. Clampitt	59	2014	Vice President, General Counsel and Corporate Secretary

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

Mr. Holdsworth joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1996 as General Manager and was promoted to his current position of Managing Director, Asia-Pacific and as a Director of WD-40 Company (Australia) Pty. Limited in 1997.

Mr. Noble joined the Company’s Australia subsidiary, WD-40 Company (Australia) Pty. Limited, in 1993 as International Marketing Manager for the Asia Region. He was then promoted to his current position of Managing Director, EMEA and as a Director of the Company’s U.K. subsidiary, WD-40 Company Limited, in 1996.

Mr. Sewitch joined the Company in 2012 as Vice President, Global Organization Development. Prior to joining the Company, Mr. Sewitch was a founder of four businesses, including a human resources and organizational consulting firm (HRG Inc.) which he led from 1989 until joining the Company.

Mr. Clampitt joined the Company in 2014 as Vice President, General Counsel and Corporate Secretary.  He was named as Corporate Secretary on October 15, 2013.  He has been licensed to practice law in the State of California since 1981.  Prior to joining the Company, Mr. Clampitt served as a partner at Gordon & Rees LLP from 2002 through 2013.

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

	Fiscal Year 2014			Fiscal Year 2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$76.29	$58.21	$0.31	$54.42	$45.12	$0.29
Second Quarter	$79.31	$66.75	$0.34	$55.18	$45.59	$0.31
Third Quarter	$78.88	$69.78	$0.34	$57.50	$51.31	$0.31
Fourth Quarter	$76.99	$66.06	$0.34	$64.23	$53.35	$0.31

On October 17,  2014, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $71.90 per share, and there were 14,631,670 shares of common stock outstanding held by approximately 822 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2013, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.31 per share to $0.34 per share.  On October 3, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on October 31, 2014 to shareholders of record on October 17, 2014.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2014, the Company repurchased 648,138 shares at a total cost of $45.4 million.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2014. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 2, 2014 and July 11, 2014 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	57,632	$73.02	57,632	$22,632,934
July 1 - July 31	83,041	$69.71	83,041	$16,842,297
August 1 - August 31	33,646	$68.09	33,646	$14,550,756
Total	174,319	$70.49	174,319

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2014	2013	2012	2011	2010
Net sales	$382,997	$368,548	$342,784	$336,409	$321,516
Cost of products sold	184,144	179,385	174,302	168,297	156,210
Gross profit	198,853	189,163	168,482	168,112	165,306
Operating expenses	135,116	132,526	116,753	113,980	110,108
Income from operations	63,737	56,637	51,729	54,132	55,198
Interest and other income (expense), net	(778)	230	(816)	(601)	(1,641)
Income before income taxes	62,959	56,867	50,913	53,531	53,557
Provision for income taxes	19,213	17,054	15,428	17,098	17,462
Net income	$43,746	$39,813	$35,485	$36,433	$36,095

Earnings per common share:
Basic	$2.89	$2.55	$2.22	$2.16	$2.17
Diluted	$2.87	$2.54	$2.20	$2.14	$2.15
Dividends per share	$1.33	$1.22	$1.14	$1.08	$1.00
Weighted-average shares outstanding -
diluted	15,148	15,619	16,046	16,982	16,725
Total assets	$347,680	$323,064	$300,870	$279,777	$289,108
Long-term obligations (1)	$26,354	$25,912	$25,963	$24,321	$32,764

 (1) Long-term obligations include long-term debt, long-term deferred tax liabilities, net and other long-term liabilities.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2014:

•

Consolidated net sales increased $14.5 million, or 4%, for fiscal year 2014 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $5.3 million on consolidated net sales for fiscal year 2014. Thus, on a constant currency basis, net sales would have increased by $9.2 million for fiscal year 2014 compared to the prior fiscal year.

➢	Multi-purpose maintenance products sales, which include the WD-40 and 3-IN-ONE brands, were $337.8 million, up 5% from the prior fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $45.2 million, down 5% from the prior fiscal year.

•

Americas segment sales remained relatively constant at  $180.8 million and $180.5 million for fiscal years 2014 and 2013, respectively. EMEA segment sales were $151.4 million, up 10%  for fiscal year 2014 compared to the prior fiscal year. Asia-Pacific segment sales remained relatively constant at  $50.8 million and $50.6 million for fiscal years 2014 and 2013, respectively.

•	Gross profit as a percentage of net sales increased to 51.9% for fiscal year 2014 compared to 51.3% for the prior fiscal year.

•

Consolidated net income increased $3.9 million, or 10%, for fiscal year 2014 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.7 million on consolidated net income for fiscal year 2014. Thus, on a constant currency basis, net income would have increased by $3.2 million for fiscal year 2014 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2014 were $2.87 versus $2.54 in the prior fiscal year.

•

Share repurchases continue to be executed under the current $60.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2013. During the fiscal year ended August 31, 2014, the Company repurchased an additional 602,505 shares at an average price of $70.97 per share, bringing the total cost of the repurchases to $45.4 million under this plan.

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

Results of Operations

Fiscal Year Ended August 31, 2014  Compared to Fiscal Year Ended August 31, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$337,825	$320,883	$16,942	5%
Homecare and cleaning products	45,172	47,665	(2,493)	(5)%
Total net sales	382,997	368,548	14,449	4%
Cost of products sold	184,144	179,385	4,759	3%
Gross profit	198,853	189,163	9,690	5%
Operating expenses	135,116	132,526	2,590	2%
Income from operations	$63,737	$56,637	$7,100	13%
Net income	$43,746	$39,813	$3,933	10%
Earnings per common share - diluted	$2.87	$2.54	$0.33	13%

Net Sales by Segment

Effective September 1, 2013, we transitioned the management of our India operations to the EMEA segment from the Asia-Pacific segment.  As a result, the India financial results are now being included in the EMEA segment for both fiscal years 2014 and 2013 for comparison purposes. These amounts were previously included within the Asia-Pacific segment in the Company’s reported business segment information. The following table summarizes net sales by segment (in thousands, except percentages):

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$180,806	$180,544	$262	-
EMEA	151,368	137,360	14,008	10%
Asia-Pacific	50,823	50,644	179	-
Total	$382,997	$368,548	$14,449	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$149,899	$147,312	$2,587	2%
Homecare and cleaning products	30,907	33,232	(2,325)	(7)%
Total	$180,806	$180,544	$262	-
% of consolidated net sales	47%	49%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, remained relatively constant at  $180.8 million and $180.5 million for the fiscal years ended August 31, 2014 and 2013, respectively. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $2.6 million, or 2%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 multi-purpose maintenance products in Latin America and the U.S., which were up 7% and 2%, respectively, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Ecuador, Mexico and Argentina, and a higher level of promotional activities from period to period, primarily those associated with the 2014 World Cup Tournament. The sales increase in the U.S. was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use products from period to period. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line from period to period due to increased promotional activities and new distribution during the fiscal year ended August 31, 2014. The  sales increases in the  U.S. and Latin America were significantly offset by the sales decrease in Canada primarily due to changes in distribution within the mass retail channel, as well as a lower level of participation by our key customers in promotional programs from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $2.3 million, or 7%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products, which were down 28% and 8%, respectively, in the U.S. for fiscal year 2014 compared to the prior fiscal year.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At August 31, 2014, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $22.1 million, of which $1.7 million and $10.9 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.

For the Americas segment,  81% of sales came from the U.S. and 19%  of sales came from Canada and Latin America combined for each of the fiscal years ended August 31, 2014 and 2013.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$144,255	$130,116	$14,139	11%
Homecare and cleaning products	7,113	7,244	(131)	(2)%
Total	$151,368	$137,360	$14,008	10%
% of consolidated net sales	40%	37%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $151.4 million, up $14.0 million, or 10%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2014 compared to the prior fiscal year had a favorable impact on sales. Sales for the fiscal year ended August 31, 2014 translated at the exchange rates in effect for the prior fiscal year would have been $143.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $6.1 million, or 4%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $5.9 million, or 7%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. The sales increase in the direct markets was mostly due to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from the direct markets experienced an increase of 1%. We experienced sales increases throughout most of the Europe direct markets for fiscal year ended August 31, 2014 compared to the prior fiscal year, with percentage increases in sales as follows: Italy, 24%; Iberia, 14%; France, 11% and the U.K., 6%. The increased sales in these regions were slightly offset by the sales decrease of 3% in the Germanics region from period to period. The overall sales increase in the direct markets was also in part due to a higher level of promotional activities and increased sales of the WD-40 Specialist product line from period to period due to new distribution and the continued growth of the WD-40 multi-use products in the direct markets. Sales from direct markets accounted for 62% of the EMEA segment’s sales for fiscal year ended August 31, 2014 compared to 64% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $8.1 million, or 16%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year due in part to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from the distributor markets experienced an increase of 11%. Also contributing to the overall sales increase in the distributor markets was a higher sales volume of WD-40 multi-use products in Eastern Europe, particularly in Russia as a result of promotional programs, and the continued growth of our base business throughout the distributor markets.  The distributor markets accounted for 38% of the total EMEA segment sales for the fiscal year ended August 31, 2014, compared to 36% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$43,670	$43,455	$215	-
Homecare and cleaning products	7,153	7,189	(36)	(1)%
Total	$50,823	$50,644	$179	-
% of consolidated net sales	13%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, remained relatively constant at  $50.8 million and $50.6 million for the fiscal years ended August 31, 2014 and 2013, respectively.  Changes in foreign currency exchange rates for the fiscal year ended August 31, 2014 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2014 translated at the exchange rates in effect for the prior fiscal year would have been $52.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.8 million, or 4%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

Sales in Asia, which includes China and other countries in the Asia region,  remained constant at $32.9 million for fiscal years 2014 and 2013. Sales in the Asia distributor markets decreased $0.5 million, or 3%, from period to period primarily due to decreased sales of the WD-40 multi-use product in the Indonesia market as a result of us transitioning to a new marketing distributor in this region in fiscal year 2014. Sales in China increased $0.5 million, or 5%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year primarily due to a higher level of sales associated with promotional programs from period to period. Although sales in China increased from period to period, China has been negatively impacted in recent periods by a general slowdown of economic growth and the lower level of manufacturing and industrial activities that exist throughout the country. Sales in Asia represented 65% of the total sales in the Asia-Pacific segment for fiscal year 2014, compared to 66% for the prior fiscal year.

Sales in Australia slightly increased by $0.2 million, or 1%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year primarily due to the launch of the WD-40 Specialist product line during fiscal year 2014 and the overall growth of the base business. These were offset by the unfavorable impact of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $2.0 million, or 11%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

Gross Profit

Gross profit increased to $198.9 million for the fiscal year ended August 31, 2014 compared to $189.2 million for the prior fiscal year. As a percentage of net sales, gross profit increased to 51.9% for the fiscal year ended August 31, 2014 compared to 51.3% for the prior fiscal year.

Gross margin was positively impacted by 0.3 percentage points from period to period due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months. Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased from period to period, primarily in the Americas segment, positively impacting gross margin also by 0.2 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the fiscal year ended August 31, 2014 compared to the prior fiscal year.  In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, favorable net changes in the costs of petroleum-based materials and aerosol cans positively impacted gross margin by 0.8 percentage points from period to period, primarily in the EMEA and Asia-Pacific segments.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. We expect that petroleum-based material costs will continue to be volatile and that volatility will impact our cost of products sold in future periods. Lower manufacturing costs in our Asia-Pacific segment also positively impacted gross margin by 0.1 percentage points from period to period.

These favorable impacts to gross margin were partially offset by 0.4 percentage points due to the combined negative effects of sales mix changes and warehousing and in-bound freight costs as well as other miscellaneous costs which increased from period to period. Changes in foreign currency exchange rates negatively impacted gross margin by 0.3 percentage points primarily due to the fluctuations in the exchange rates for the U.S. Dollar and the Euro against the Pound Sterling in our EMEA segment from period to period. Increased raw material costs associated with certain of our homecare and cleaning products also negatively impacted gross margin by 0.1 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.2 million and $15.7 million for the fiscal years ended August 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2014 increased $4.2 million, or 4%, to $108.6 million from $104.4 million for the prior fiscal year. As a percentage of net sales, SG&A expenses remained constant at 28.3% for each of the fiscal years ended August 31, 2014 and 2013.  The increase in SG&A expenses was largely attributable to higher professional services costs, a higher level of expenses associated with travel and meeting expenses, increased freight costs, higher depreciation expense and the negative impacts of changes in foreign currency exchange rates from period to period. Professional services costs increased by $1.1 million period over period primarily due to higher legal fees associated with litigation activities and various regulatory compliance items as well as increases in general consulting services particularly in our EMEA segment. Travel and meeting expenses increased $0.6 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.3 million primarily due to higher sales volumes, particularly in the EMEA segment, for the fiscal year ended August 31, 2014 compared to the prior fiscal year. Depreciation expense also increased by $0.3 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include research and development costs, regulatory compliance costs and insurance, increased by $0.7 million for the fiscal year ended August 31, 2014 compared to the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact of $1.4 million on SG&A expenses for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

The increases in SG&A expenses described above were slightly offset by a $0.2 million decrease in employee-related costs from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased in total by $0.2 million primarily due to lower incentive compensation earned in fiscal year 2014 as compared to the prior fiscal year. Based on our results for fiscal year 2014, we achieved a lower level of the profit performance metrics required under our earned incentive program, and as a result, bonus expense and the related fringe benefit expense were lower in fiscal year 2014 as compared to the prior fiscal year.  This decrease in bonus expense was significantly offset by higher salary expenses due to annual compensation increases and increased headcount from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2014 and 2013 were $6.9 million and $7.2 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2014 decreased $0.9 million, or 4%, to $23.9 million from $24.8 million for the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.2% for the fiscal year ended August 31, 2014 from 6.7% for the prior fiscal year.  The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment, particularly those for our homecare and cleaning products, from period to period. This decrease was partially offset by a higher level of promotional activities in the EMEA segment from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2014 compared to the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2015 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $16.2 million and $17.7 million for the fiscal years ended August 31, 2014 and 2013, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $40.1 million and $42.5 million for the fiscal years ended August 31, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $2.6 million and $2.3 million for the fiscal years ended August 31, 2014 and 2013, respectively. The increase in amortization for fiscal year August 31, 2014 as compared to fiscal year 2013 was due to increased amortization associated with the 2000 Flushes trade name.  In May 2013, we reduced the remaining useful life of the 2000 Flushes trade name from fourteen years and ten months to seven years. In addition, amortization expense increased from period to period due to the customer list which we acquired in the second quarter of fiscal year 2014.

Impairment of Definite-lived Intangible Assets Expense

No impairments to our definite-lived intangible assets were identified and recorded during fiscal year 2014. During the fourth quarter of fiscal year 2013, we determined that indicators of impairment existed related to the 2000 Flushes trade name primarily due to management’s most current expectations for future growth and profitability for the 2000 Flushes trade name. As a result, we performed a second phase of the impairment test specific to the 2000 Flushes trade name and concluded that it was impaired by $1.1 million.  Consequently, we recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its fair value.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$41,356	$39,383	$1,973	5%
EMEA	34,003	30,174	3,829	13%
Asia-Pacific	10,364	8,995	1,369	15%
Unallocated corporate (1)	(21,986)	(21,915)	(71)	-
	$63,737	$56,637	$7,100	13%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $41.4 million, up $2.0 million, or 5%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year, primarily due to a $0.3 million increase in sales, which was partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased slightly from 51.2% to 51.0% period over period. This decrease in the gross margin was primarily due to increased warehousing costs and unfavorable sales mix changes, both of which were significantly offset by a lower level of discounts offered to our customers from period to period. Operating expenses decreased $2.1 million primarily due to lower advertising and sales promotion costs associated with promotional programs conducted in the Americas segment from period to period. Operating income as a percentage of net sales increased from 21.8% to 22.9% period over period.

EMEA

Income from operations for the EMEA segment increased to $34.0 million, up $3.8 million, or 13%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year, primarily due to an increase in sales of $14.0 million and a higher gross margin. As a percentage of net sales, gross profit for the EMEA segment increased from 53.1% to 54.0% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based materials and aerosol cans and sales price increases. These favorable impacts to gross margin were partially offset by the unfavorable impact of changes in foreign currency exchange rates due to the fluctuations in both the U.S. Dollar and the Euro against the Pound Sterling. In the EMEA segment, the majority of our cost of goods sold are denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The weakening of the Euro and the U.S. Dollar relative to the Pound Sterling has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The higher level of sales for the EMEA segment from period to period was accompanied by an increase in total operating expenses of $5.0 million. Operating income as a percentage of net sales increased from 22.0% to 22.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $10.4 million, up $1.4 million, or 15%, for the fiscal year ended August 31, 2014 compared to the prior fiscal year, primarily due to an increase in sales of $0.2 million and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 47.0% to 48.9% from period to period primarily due to the combined effects sales price increases, lower manufacturing costs and decreased costs of aerosol cans in the Asia-Pacific segment,  all of which were slightly offset by unfavorable sales mix changes. Operating expenses decreased by $0.3 million primarily due to decreased freight expenses and lower advertising and sales promotion costs from period to period. Operating income as a percentage of net sales increased from 17.8% to 20.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	Change
Interest income	$596	$506	$90
Interest expense	$1,002	$693	$309
Other (expense) income, net	$(372)	$417	$(789)
Provision for income taxes	$19,213	$17,054	$2,159

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2014 compared to the prior fiscal year.

Interest Expense

Interest expense increased $0.3 million for the fiscal year ended August 31, 2014 compared to the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other (Expense)  Income, Net

Other (expense) income, net changed by $0.8 million for the fiscal year ended August 31, 2014 compared to the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the fiscal year ended August 31, 2014 compared to net foreign currency exchange gains which were recorded in the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.5% of income before income taxes for the fiscal year ended August 31, 2014 compared to 30.0% for the prior fiscal year. This slight increase in the effective income tax rate from period to period was primarily attributable to an increase in the U.S. income, which was taxed at a statutory rate of 35%, as compared to the income earned in various foreign jurisdictions, which was taxed at a lower statutory income tax rate.

Net Income

 Net income was $43.7 million, or $2.87 per common share on a fully diluted basis, for fiscal year 2014 compared to $39.8 million, or $2.54 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $0.7 million on net income for fiscal year 2014. Thus, on a constant currency basis, net income for fiscal year 2014 would have been $43.0 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $180.5 million, up $3.1 million, or 2%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

Sales of multi-purpose maintenance products in the Americas segment increased $11.2 million, or 8%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. This sales increase was driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Latin America, each of which were up 9% year over year. The sales increase in the U.S. was in part due to a higher overall level of promotional activities for the WD-40 multi-use products that were conducted throughout fiscal year 2013 as compared to fiscal year 2012. The increase in Latin America was primarily due to improved business conditions and a more stable economic environment throughout most of the Latin America countries in fiscal year 2013 as compared to fiscal year 2012.  Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was the sales increase of the WD-40 Specialist product line from period to period due to new distribution and product offerings in the U.S. and the launch of this product line in Canada and Latin America during fiscal year 2013. As a result of fluctuations in the promotional patterns with certain of our key customers, particularly those in the mass retail, home center and warehouse club channels in the U.S., it is common for our sales to vary period over period and year over year.

Sales of homecare and cleaning products in the Americas segment decreased $8.1 million, or 20%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products and the 2000 Flushes automatic toilet bowl cleaners, which were down 41%, 28% and 13%, respectively, in the U.S. for fiscal year 2013 compared to fiscal year 2012.

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

Sales in the EMEA segment, which includes Europe, the Middle East and Africa, increased to $136.0 million, up $19.1 million, or 16%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2013 compared to fiscal year 2012 had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2013 translated at the exchange rates in effect for fiscal year 2012 would have been $137.7 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $20.8 million, or 18%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland and the Netherlands). Overall, sales from direct markets increased $13.1 million, or 18%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. We experienced sales increases throughout the Europe direct markets for the fiscal year ended August 31, 2013 compared to fiscal year 2012, with percentage increases in sales as follows: the Germanics sales region, 26%; Italy, 22%; France, 15%; the U.K., 12% and Iberia, 10%.

The sales increase in the direct markets was primarily due to new distribution, continued growth of the base business and the positive impacts of sales price increases which were implemented in certain locations and markets throughout Europe during the second and third quarters of fiscal year 2013. Although sales in the direct markets increased significantly year over year, sales in these markets were negatively impacted throughout fiscal year 2012 primarily due to the particularly adverse economic conditions which existed in Europe during this time period. During our fiscal year 2013, the Europe economy started to stabilize and this has positively impacted our sales levels. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the fiscal year ended August 31, 2013 compared to 63% of the EMEA segment’s sales for fiscal year 2012.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, Eastern and Northern Europe. Sales in the distributor markets increased $6.0 million, or 14%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to increased sales of WD-40 multi-use products and initial sales of the WD-40 Specialist product line throughout the distributor markets. The sales increase from period to period was primarily due to the continued growth of the base business in key markets, particularly those in the Middle East and Eastern Europe. In general, the markets in which we sell through local distributors have remained more stable in recent years from an economic standpoint than other countries in Europe. The distributor markets accounted for 36% of the total EMEA segment sales for the fiscal year ended August 31, 2013, compared to 37% for fiscal year 2012.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2013	2012	Dollars	Percent
Multi-purpose maintenance products	$44,831	$41,260	$3,571	9%
Homecare and cleaning products	7,189	7,194	(5)	-
Total	$52,020	$48,454	$3,566	7%
% of consolidated net sales	14%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $52.0 million, up $3.5 million, or 7%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

Sales in Asia, which represented 66% of the total sales in the Asia-Pacific segment, increased $3.6 million, or 12%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012, primarily due to the stable economic conditions which existed throughout most of the Asia region during fiscal year 2013 and increased promotional activities from year to year. The distributor markets in the Asia region experienced a sales increase of $2.7 million, or 13%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012, primarily due to the success of certain promotional programs, which were conducted in fiscal year 2013 throughout most of the Asia countries and the continued growth of the WD-40 multi-use products throughout the distributor markets, including those in Malaysia, South Korea and Taiwan. Sales in China increased $0.9 million, or 9%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to a higher level of sales which resulted from a significant promotional program that was conducted in the fourth quarter of fiscal year 2013.

Sales in Australia slightly decreased by $0.1 million, or 1%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased $0.3 million, or 2%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

Gross Profit

Gross profit increased to $189.2 million for the fiscal year ended August 31, 2013 compared to $168.5 million for fiscal year 2012. As a percentage of net sales, gross profit increased to 51.3% for the fiscal year ended August 31, 2013 compared to 49.2% for fiscal year 2012.

Gross margin was positively impacted by 1.1 percentage points from period to period due to sales price increases, which were implemented in certain locations and markets throughout most of fiscal year 2013 and 2012. There was also a decrease in discounts that were given to our customers, which positively impacted gross margin by 0.4 percentage points year over year. This decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products in the Americas segment, being subject to promotional allowances during the year ended August 31, 2013 compared to fiscal year 2012. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotional expenses. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to our North American supply chain restructure project. As a result of this restructure project, we were able to realize lower manufacturing fees from our third-party contract manufacturers in fiscal year 2013 compared to fiscal year 2012.  These decreased costs were partially offset by higher warehousing costs, handling fees and in-bound freight costs, all of which are associated with the storage and movement of our product between our third-party contract manufacturers and distribution centers, which we incurred during much of fiscal year 2013 compared to fiscal year 2012. Gross margin was positively impacted by 0.2 percentage points due to the combined effects of changes in the costs of petroleum-based materials and aerosol cans from period to period, the majority of which came from a decrease in costs associated with petroleum-based materials.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Lower manufacturing costs in our Asia-Pacific segment also positively impacted gross margin by 0.2 percentage points from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended August 31, 2013 increased $15.5 million, or 17%, to $104.4 million from $88.9 million for fiscal year 2012. As a percentage of net sales, SG&A expenses increased to 28.3% for the fiscal year ended August 31, 2013 from 26.0% for fiscal year 2012. The increase in SG&A expenses was largely attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings and increased freight costs. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, increased $14.8 million for the fiscal year ended August 31, 2013 compared to fiscal year 2012, the majority of which was due to higher bonus expense. Based on our results for fiscal year 2013, we achieved a high level of the profit performance metrics at both the segment level and globally required to trigger payout of bonuses, and as a result, bonus expense and the related fringe benefit expense were significantly higher in fiscal year 2013 as compared to fiscal year 2012. Also contributing to the increase in employee-related costs was higher annual compensation increases and increased headcount from period to period. Travel and meeting expenses increased $0.9 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.4 million primarily due to higher sales volumes, particularly in the EMEA segment, for the fiscal year ended August 31, 2013 compared to fiscal year 2012. Other miscellaneous expenses, which primarily include broker sales commissions, office overhead and bad debt expenses, increased by $0.3 million period over period.

The increases in SG&A expenses described above were slightly offset by a decrease in expenses associated with new product exploration from period to period. The decrease in new product exploration expenses within research and development of $0.3 million was primarily due to the increased level of spending in this area during fiscal year 2012 related to the development of new product lines within the WD-40 brand, which were launched in fiscal year 2013. Professional service costs decreased by $0.2 million and changes in foreign currency exchange rates decreased SG&A expenses by $0.4 million for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2013 and 2012 were $7.2 million and $5.1 million, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2013 decreased $0.9 million, or 3%, to $24.8 million from $25.7 million for fiscal year 2012. As a percentage of net sales, these expenses decreased to 6.7% for the fiscal year ended August 31, 2013 from 7.5% for fiscal year 2012. The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment, particularly those for our homecare and cleaning products, from period to period. This decrease was partially offset by a higher level of promotional activities in the EMEA and Asia-Pacific segments from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

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

EMEA

Income from operations for the EMEA segment increased to $31.2 million, up $7.7 million, or 33%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012, primarily due to an increase in sales of $19.1 million and higher gross margin. As a percentage of net sales, gross profit for the EMEA segment increased from 51.3% to 53.3% year over year primarily due to the favorable impacts of sales price increases, sales mix changes within our distributor markets and decreased costs of petroleum-based materials in the EMEA segment, all of which were slightly offset by the unfavorable impact of higher costs associated with raw materials related to our homecare and cleaning products. The higher level of sales for the EMEA segment from period to period was accompanied by an increase in total operating expenses of $4.8 million, the majority of which was attributable to higher bonus expense from period to period. Operating income as a percentage of net sales increased from 20.1% to 23.0% year over year.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $9.3 million, up $0.8 million, or 10%, for the fiscal year ended August 31, 2013 compared to fiscal year 2012, primarily due to an increase in sales of $3.5 million and higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 45.3% to 46.7% year over year primarily due to the combined effects of sales price increases, lower manufacturing costs and decreased costs of aerosol cans in the Asia-Pacific segment, which were partially offset by a higher level of discounts offered to certain customers and unfavorable sales mix changes. Operating income as a percentage of net sales remained relatively constant at 17.9% and 17.5% for the years ended August 31, 2013 and 2012, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	Change
Interest income	$506	$261	$245
Interest expense	$693	$729	$(36)
Other income (expense), net	$417	$(348)	$765
Provision for income taxes	$17,054	$15,428	$1,626

Interest Income

Interest income increased $0.2 million for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to increased cash balances at our U.K. subsidiary which are being held in higher yielding accounts and short-term investments.

Interest Expense

Interest expense remained relatively constant for the fiscal year ended August 31, 2013 compared to fiscal year 2012.

Other Income (Expense), Net

Other income (expense), net changed by $0.8 million for the fiscal year ended August 31, 2013 compared to fiscal year 2012 primarily due to net foreign currency exchange gains which were recorded for the fiscal year ended August 31, 2013 compared to net foreign currency exchange losses which were recorded in fiscal year 2012.

Provision for Income Taxes

The provision for income taxes was 30.0% of income before income taxes for the fiscal year ended August 31, 2013 compared to 30.3% for fiscal year 2012.  This slight decrease in the effective income tax rate was primarily driven by increasing foreign earnings generated in lower tax jurisdictions, which were offset by an increase in state taxes.

Net Income

 Net income was $39.8 million, or $2.54 per common share on a fully diluted basis, for fiscal year 2013 compared to $35.5 million, or $2.20 per common share on a fully diluted basis, for fiscal year 2012. Changes in foreign currency exchange rates year over year had an unfavorable impact of $0.2 million on net income for fiscal year 2013. Thus, on a constant currency basis, net income for fiscal year 2013 would have been $40.0 million.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our 50/30/20 rule, which includes gross margin, cost of doing business, and earnings before income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment of definite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 50% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be at or above 20% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 50/30/20 targets over the long-term.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2014	2013	2012
Gross margin	52%	51%	49%
Cost of doing business as a
percentage of net sales	34%	35%	33%
EBITDA as a percentage of net sales	18%	17%	16%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2014	2013	2012
Total operating expenses - GAAP	$135,116	$132,526	$116,753
Amortization of definite-lived
intangible assets	(2,617)	(2,260)	(2,133)
Impairment of definite-lived
intangible assets	-	(1,077)	-
Depreciation (in operating departments)	(2,218)	(1,851)	(1,597)
Cost of doing business	$130,281	$127,338	$113,023
Net sales	$382,997	$368,548	$342,784
Cost of doing business as a percentage of net sales	34%	35%	33%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net income - GAAP	$43,746	$39,813	$35,485
Provision for income taxes	19,213	17,054	15,428
Interest income	(596)	(506)	(261)
Interest expense	1,002	693	729
Amortization of definite-lived
intangible assets	2,617	2,260	2,133
Depreciation	3,243	3,099	2,736
EBITDA	$69,225	$62,413	$56,250
Net sales	$382,997	$368,548	$342,784
EBITDA as a percentage of net sales	18%	17%	16%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $38.7 million for fiscal year 2014 compared to $51.5 million for fiscal year 2013.  We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on January 7, 2018. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the fiscal year ended August 31, 2014, we borrowed an additional $35.0 million under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in our line of credit agreement with Bank of America. As of August 31, 2014, we had a $98.0 million outstanding balance on the revolving credit facility. The revolving credit facility agreement requires us to maintain minimum consolidated EBITDA of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At August 31, 2014, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At August 31, 2014, we had a total of $57.8 million in cash and cash equivalents. Of this balance, $38.4 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the U.S. and the draws on the credit facility to date have been made by our entity in the U.S., we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States. As of August 31, 2014, we have not provided for U.S. federal and state income taxes and foreign withholding taxes on $106.4 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at August 31, 2014, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net cash provided by operating activities	$38,730	$51,569	$34,249
Net cash used in investing activities	(10,503)	(39,534)	(3,113)
Net cash used in financing activities	(25,842)	(26,840)	(16,082)
Effect of exchange rate changes on cash and cash equivalents	1,984	(1,480)	(1,728)
Net increase (decrease) in cash and cash equivalents	$4,369	$(16,285)	$13,326

Operating Activities

Net cash provided by operating activities decreased $12.8 million to $38.7 million for fiscal year 2014 from $51.5 million for fiscal year 2013.  This decrease was primarily due to changes in operating assets and liabilities, which were slightly offset by increased net income from period to period.   The most significant changes in operating assets and liabilities came from  accrued payroll and related expenses and trade accounts receivable. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2013 bonuses during fiscal year 2014 which were significantly higher than those paid in the corresponding period of the prior fiscal year.   In addition, bonus accruals in fiscal year 2014 were lower than such accruals in fiscal year 2013. Based on our results for fiscal year 2014, we achieved a lower level of the profit performance metrics required to trigger payout of bonuses than we did in the prior fiscal year. The trade accounts receivable balance at August 31, 2014 was higher than the balance at August 31, 2013 primarily due to increased sales volumes and the timing of payments received from our customers from period to period.

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

Investing Activities

Net cash used in investing activities decreased $29.0 million to $10.5 million for fiscal year 2014 from $39.5 million for fiscal year 2013 primarily due to the change in cash outflows related to the purchases of short-term investments that were made by our U.K. and Australia subsidiaries. During fiscal year 2014, we purchased $7.7 million of short-term investments whereas we purchased $38.8 million of such short-term investments in the prior fiscal year. This decrease was slightly offset by an increase of $1.2 million in purchases of property and equipment from period to period and the $1.8 million acquisition made by our U.K. subsidiary of a customer list intangible asset in the second quarter of fiscal year 2014.

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

Financing Activities

Net cash used in financing activities decreased $1.0 million to $25.8 million for fiscal year 2014 from $26.8 million for fiscal year 2013 primarily due to a $17.0 million increase in net cash inflows from our revolving credit facility, which was partially offset by an $11.3 million increase in treasury stock purchases. In addition, there was a $3.5 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Net cash used in financing activities increased $10.7 million to $26.8 million for fiscal year 2013 from $16.1 million for fiscal year 2012 primarily due to the change in the level of net cash inflows associated with our revolving line of credit and payments made on our debt balances.  In fiscal year 2012, we drew $114.6 million on our line of credit and we used $80.3 million of these funds to pay off our term loan and to make repayments on the line of credit.  In fiscal year 2013, we only drew $18.0 million on the line of credit and made no such repayments of debt. In addition, there was an $8.4 million decrease in treasury stock purchases during fiscal year 2013 compared to fiscal year 2012 and a $2.2 million decrease in the proceeds from the issuance of common stock upon the exercise of stock options from year to year.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. dollar terms, was an increase in cash of $2.0 million for fiscal year 2014 and a decrease in cash of $1.5 million and $1.7 million for fiscal years 2013 and 2012, respectively. These changes from period to period are primarily due to the significant fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. dollar and lower Pound Sterling cash and cash equivalent balances from period to period. The Pound Sterling to U.S. dollar average exchange rates were 1.6579, 1.5608 and 1.5765 during fiscal years 2014, 2013 and 2012, respectively.

Share Repurchase Plans

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2014, the Company repurchased

648,138 shares at a total cost of $45.4 million.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2013, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.31 per share to $0.34 per share.  On October 3, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on October 31, 2014 to shareholders of record on October 17, 2014. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2014 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$4,431	$1,722	$1,997	$451	$261

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2014:

●

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products.  The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by us to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. Prior to fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2014.

●

Under the terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing January 7, 2013 through January 7, 2018. As of August 31, 2014, we had $98.0 million outstanding on this credit facility. Based on our most recent cash projections and anticipated business activities, we expect to borrow additional amounts against this credit facility ranging from $12.0 million to $15.0 million in fiscal year 2015. We estimate that the interest associated with these borrowings will be approximately $0.4 million for fiscal year 2015 based on the applicable interest rates and the expected payment dates of such borrowings. For additional details on this revolving line of credit, refer to the information set forth in Note 7 – Debt.

●

At August 31, 2014, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.2 million. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales incentives are recorded as a reduction of sales in our consolidated statements of operations. Sales incentives include on-going trade promotion programs with customers and consumer coupon programs that require us to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing programs, shelf price reductions, coupons, rebates, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to these sales incentive programs, with the exception of coupon costs, are recorded as a reduction to sales upon delivery of products to customers. Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated.

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our reserves accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2014 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

Allowance for Doubtful Accounts

The preparation of our financial statements requires us to make certain estimates and assumptions related to the collectibility of our accounts receivable balances. We specifically analyze historical bad debts, customer credit worthiness, current economic trends and conditions and changes in our customer payment terms and patterns when evaluating the adequacy of the allowance for doubtful accounts.  We review our accounts receivable balances and our assumptions used to determine their collectibility on a periodic basis and adjust our allowance for doubtful accounts accordingly on a quarterly basis.

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

Valuation of Goodwill

The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess for possible impairments to goodwill at least annually during our second fiscal quarter and otherwise when events or changes in circumstances indicate that an impairment condition may exist.

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

During the second quarter of fiscal year 2014, we performed a qualitative assessment of each of our reporting units to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, we concluded that no impairment of our goodwill existed as of February 28, 2014. We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2013 and 2012.

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2014.

Impairment of Definite-Lived Intangible Assets

We assess for potential impairments to our long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its estimated remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset.

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis performed in the third quarter of fiscal year 2013. In performing the Step 2 analysis, the Company determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%. Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and EBITDA. The discount rate used was based on the weighted-average cost of capital. The Company also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. The inputs used in the impairment fair value analysis fall within Level 3 of the fair value hierarchy due to the significant unobservable inputs used to determine fair value. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million. At August 31, 2014, the carrying value of the 2000 Flushes asset was $6.7 million.

An intangible asset valuation is dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. While we believe that the estimates and assumptions that we used in our analysis are reasonable, actual events and results could differ substantially from those included in the valuation. In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent impairment analyses. If the results of these future analyses are lower than current estimates, an additional impairment charge may result at that time.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impacts of this updated authoritative guidance on its consolidated financial statements.

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

The consolidated financial statements include sales to Tractor Supply of $1.2 million and $0.8 million for fiscal years 2014 and 2013, respectively. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2014.

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

The Company has performed a sensitivity analysis related to its foreign currency forward contracts outstanding at August 31, 2014. If the foreign currency exchange rates relevant to those contracts were to change unfavorably by 10%, the Company would incur a loss of approximately $0.3 million.

Interest Rate Risk

As of August 31, 2014,  the Company had a $98.0 million outstanding balance on its existing $125.0 million revolving credit facility agreement with Bank of America.  This $125.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until January  7, 2018. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2014 and 2013 and for each of the three fiscal years in the period ended August 31, 2014, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2014
	1st	2nd	3rd	4th	Total
Net sales	$95,541	$94,184	$95,650	$97,622	$382,997
Gross profit	$49,673	$48,558	$49,139	$51,483	$198,853
Net income	$11,482	$10,317	$10,406	$11,541	$43,746
Diluted earnings per common share	$0.74	$0.67	$0.69	$0.77	$2.87

	Fiscal Year Ended August 31, 2013
	1st	2nd	3rd	4th	Total
Net sales	$95,264	$86,712	$93,103	$93,469	$368,548
Gross profit	$47,727	$44,126	$47,784	$49,526	$189,163
Net income	$10,944	$10,461	$10,267	$8,141	$39,813
Diluted earnings per common share	$0.69	$0.66	$0.66	$0.53	$2.54

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2014, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2014, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2014, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2014 Annual Meeting of Stockholders on December 9, 2014 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2014:

Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon exercise		Weighted-average exercise		equity compensation plans
	of outstanding options,		price of outstanding options		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Plan category
Equity compensation plans
approved by security holders	305,864	(1)	$33.07	(2)	1,941,481
Equity compensation plans not
approved by security holders	n/a		n/a		n/a
	305,864	(1)	$33.07	(2)	1,941,481

(1)  Includes 130,065 securities to be issued upon exercise of outstanding stock options; 135,930 securities to be issued pursuant to outstanding restricted stock units; and 39,869 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs.

(2)  Weighted average exercise price only applies to stock options outstanding of 130,065, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

10(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(a) thereto.

10(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 16, 2009, Exhibit 10(a) thereto.

10(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 15, 2013, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(c) thereto.

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors.

10(e)	Form of Market Share Unit Award Agreement, incorporated by reference from the Registrant’s Form 8-K filed October 25, 2012, Exhibit 10(a) thereto.

10(f)	Amended and Restated of WD-40 Company’s Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 1, 2012, Appendix A thereto.

10(g)

Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 18, 2010, Exhibit 10(f) thereto.

10(h)	Change of Control Severance Agreement between WD-40 Company and Jay W. Rembolt dated October 16, 2008.

10(i)	Change of Control Severance Agreement between WD-40 Company and Richard T. Clampitt dated October 15, 2014.

10(j)	Change of Control Severance Agreement between WD-40 Company and Stanley A. Sewitch dated October 15, 2014.

10(k)

Change of Control Severance Agreement between WD-40 Company and Michael J. Irwin dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(i) thereto.

10(l)

Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(j) thereto.

10(m)

Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(n)

Change of Control Severance Agreement between WD-40 Company and Graham P. Milner dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(l) thereto.

10(o)

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

10(q)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2013, Exhibit 10(b) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 21, 2014.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 21, 2014

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 21, 2014

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 21, 2014

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 21, 2014

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 21, 2014

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 21, 2014

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 21, 2014

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity  and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2014 and  August 31, 2013, and the results of  their operations and their cash flows for each of the three years in the period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA

October 21, 2014

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$57,803	$53,434
Short-term investments	45,050	37,516
Trade accounts receivable, less allowance for doubtful
accounts of $406 and $540 at August 31, 2014
and 2013, respectively	63,618	56,878
Inventories	34,989	32,433
Current deferred tax assets, net	5,855	5,672
Other current assets	8,339	6,210
Total current assets	215,654	192,143
Property and equipment, net	9,702	8,535
Goodwill	95,499	95,236
Other intangible assets, net	23,671	24,292
Other assets	3,154	2,858
Total assets	$347,680	$323,064

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,031	$19,693
Accrued liabilities	18,382	16,562
Revolving credit facility	98,000	63,000
Accrued payroll and related expenses	15,969	17,244
Income taxes payable	1,529	1,146
Total current liabilities	151,911	117,645
Long-term deferred tax liabilities, net	24,253	24,011
Other long-term liabilities	2,101	1,901
Total liabilities	178,265	143,557

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,464,310 and 19,392,979 shares issued at August 31, 2014 and 2013, respectively; and 14,754,362 and 15,285,536 shares outstanding at
August 31, 2014 and 2013, respectively	19	19
Additional paid-in capital	136,212	133,239
Retained earnings	237,596	214,034
Accumulated other comprehensive income (loss)	1,103	(5,043)
Common stock held in treasury, at cost ― 4,709,948 and 4,107,443
shares at August 31, 2014 and 2013, respectively	(205,515)	(162,742)
Total shareholders' equity	169,415	179,507
Total liabilities and shareholders' equity	$347,680	$323,064

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2014	2013	2012

Net sales	$382,997	$368,548	$342,784
Cost of products sold	184,144	179,385	174,302
Gross profit	198,853	189,163	168,482

Operating expenses:
Selling, general and administrative	108,577	104,378	88,918
Advertising and sales promotion	23,922	24,811	25,702
Amortization of definite-lived intangible assets	2,617	2,260	2,133
Impairment of definite-lived intangible assets	-	1,077	-
Total operating expenses	135,116	132,526	116,753

Income from operations	63,737	56,637	51,729

Other income (expense):
Interest income	596	506	261
Interest expense	(1,002)	(693)	(729)
Other (expense) income, net	(372)	417	(348)
Income before income taxes	62,959	56,867	50,913
Provision for income taxes	19,213	17,054	15,428
Net income	$43,746	$39,813	$35,485

Earnings per common share:
Basic	$2.89	$2.55	$2.22
Diluted	$2.87	$2.54	$2.20

Shares used in per share calculations:
Basic	15,072	15,517	15,914
Diluted	15,148	15,619	16,046

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2014	2013	2012

Net income	$43,746	$39,813	$35,485
Other comprehensive income (loss):
Foreign currency translation adjustment	6,146	(2,316)	(2,369)
Total comprehensive income	$49,892	$37,497	$33,116

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2011	18,948,868	$19	$117,022	$176,008	$(358)	2,580,955	$(91,465)	$201,226
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	259,977		5,710					5,710
Stock-based compensation			2,769					2,769
Tax benefits from settlements of
stock-based equity awards			709					709
Cash dividends ($1.14 per share)				(18,228)				(18,228)
Acquisition of treasury stock						930,356	(39,840)	(39,840)
Foreign currency translation adjustment					(2,369)			(2,369)
Net income				35,485				35,485
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	184,134		3,685					3,685
Stock-based compensation			2,453					2,453
Tax benefits from settlements of
stock-based equity awards			891					891
Cash dividends ($1.22 per share)				(19,044)				(19,044)
Acquisition of treasury stock						596,132	(31,437)	(31,437)
Foreign currency translation adjustment					(2,316)			(2,316)
Net income				39,813				39,813
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	71,331		(129)					(129)
Stock-based compensation			2,263					2,263
Tax benefits from settlements of
stock-based equity awards			839					839
Cash dividends ($1.33 per share)				(20,184)				(20,184)
Acquisition of treasury stock						602,505	(42,773)	(42,773)
Foreign currency translation adjustment					6,146			6,146
Net income				43,746				43,746
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2014	2013	2012
Operating activities:
Net income	$43,746	$39,813	$35,485
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,860	5,359	4,869
Impairment of definite-lived intangible assets	-	1,077	-
Net (gains) losses on sales and disposals of property and equipment	(39)	3	67
Deferred income taxes	(736)	(1,004)	367
Excess tax benefits from settlements of stock-based equity awards	(831)	(850)	(671)
Stock-based compensation	2,263	2,453	2,769
Unrealized foreign currency exchange (gains) losses, net	(66)	1,113	2,112
Provision for bad debts	218	511	157
Changes in assets and liabilities:
Trade accounts receivable	(5,821)	(3,800)	226
Inventories	(2,237)	(2,829)	(12,347)
Other assets	(2,209)	(1,998)	(64)
Accounts payable and accrued liabilities	(560)	(886)	3,206
Accrued payroll and related expenses	(3,047)	10,362	(2,794)
Income taxes payable	2,001	2,284	1,412
Other long-term liabilities	188	(39)	(545)
Net cash provided by operating activities	38,730	51,569	34,249

Investing activities:
Purchases of property and equipment	(4,085)	(2,854)	(3,765)
Proceeds from sales of property and equipment	331	158	1,167
Purchases of short-term investments	(7,710)	(38,838)	(1,029)
Maturities of short-term investments	2,760	2,000	514
Purchases of intangible assets	(1,799)	-	-
Net cash used in investing activities	(10,503)	(39,534)	(3,113)

Financing activities:
Treasury stock purchases	(42,773)	(31,437)	(39,840)
Dividends paid	(20,184)	(19,044)	(18,228)
Proceeds from issuance of common stock	1,284	4,791	7,030
Excess tax benefits from settlements of stock-based equity awards	831	850	671
Proceeds from revolving credit facility	35,000	18,000	114,550
Repayments of revolving credit facility	-	-	(69,550)
Repayments of long-term debt	-	-	(10,715)
Net cash used in financing activities	(25,842)	(26,840)	(16,082)
Effect of exchange rate changes on cash and cash equivalents	1,984	(1,480)	(1,728)
Net increase (decrease) in cash and cash equivalents	4,369	(16,285)	13,326
Cash and cash equivalents at beginning of period	53,434	69,719	56,393
Cash and cash equivalents at end of period	$57,803	$53,434	$69,719

Supplemental cash flow information:
Cash paid for:
Interest	$915	$698	$642
Income taxes, net of tax refunds received	$18,147	$16,614	$13,240

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

Supplier Risk

The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources. To date, the Company has been able to obtain adequate supplies of these materials which are used in the production of its multi-purpose maintenance products and homecare and cleaning products in a timely manner from existing sources.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Short-term Investments

The Company's short-term investments consisted of term deposits and callable time deposits with a carrying value of $45.0 million and $37.5 million at August 31, 2014 and 2013, respectively. These term deposits are subject to penalty for early redemption before their maturity.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2014 and 2013.

Inventories

Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. No changes have been made to the Company's inventory costing methods during the fiscal year; however, the Company has clarified its disclosure to more completely describe the different methods being used for various components of its inventory. When necessary, the Company adjusts the carrying value of its inventory to the lower of cost or market, including any costs to sell or dispose of such inventory. Appropriate consideration is given by the Company to obsolescence, excessive inventory levels, product deterioration and other factors when evaluating net realizable value for the purposes of determining the lower of cost or market.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.2 million, $3.1 million and $2.7 million for fiscal years 2014, 2013 and 2012, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $1.0 million, $1.2 million and $1.1 million for fiscal years 2014, 2013 and 2012, respectively.

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

In accordance with Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No impairments to its goodwill were idendified by the Company during fiscal years 2014, 2013 and 2012,

Long-lived Assets

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

No impairments to its long-lived assets were identified by the Company during fiscal years 2014 or 2012. During the fourth quarter of fiscal year 2013, the Company recorded a non-cash, before tax impairment charge of $1.1 million to reduce the carrying value of the 2000 Flushes trade name intangible asset to its fair value. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1:  Observable inputs such as quoted market prices in active markets for identical assets or liabilities;

Level 2:  Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3:  Unobservable inputs reflecting the Company’s own assumptions.

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2014, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy.

During the fiscal year ended August 31, 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition. During the fourth quarter of fiscal year 2013, the Company was required to make a nonrecurring fair value measurement related to the 2000 Flushes trade name intangible asset, for which an impairment charge of $1.1 million was recorded during that quarter. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include demand deposits, term deposits and callable time deposits. The Company’s trade accounts receivable are derived from customers located in North America, South America, Asia-Pacific, Europe, the Middle East, Africa and India. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2014 and 2013.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party warehouses are generally included in cost of sales, whereas shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $16.2 million, $15.7 million and $15.4 million for fiscal years 2014, 2013 and 2012, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $23.9 million, $24.8 million and $25.7 million for fiscal years 2014, 2013 and 2012, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $6.9 million, $7.2 million and $5.1 million in fiscal years 2014, 2013 and 2012, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during each reporting period. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $0.1 million and $0.4 million of net gains, and $0.3 million of net losses in foreign currency transactions during fiscal years 2014, 2013 and 2012, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2014, the Company had a notional amount of $3.8 million outstanding in foreign currency forward contracts, which mature from September 2014 through October 2014.  Unrealized net gains related to foreign currency forward contracts were not significant at August 31, 2014 and 2013.

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

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2014, the Company determined that it has a remaining pool of windfall tax benefits.

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

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

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

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Product held at third-party contract manufacturers	$3,945	$3,790
Raw materials and components	3,670	4,597
Work-in-process	261	18
Finished goods	27,113	24,028
Total	$34,989	$32,433

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Machinery, equipment and vehicles	$13,459	$12,035
Buildings and improvements	4,044	3,781
Computer and office equipment	3,312	3,389
Software	6,824	5,997
Furniture and fixtures	1,421	1,285
Land	295	283
Subtotal	29,355	26,770
Less: accumulated depreciation and amortization	(19,653)	(18,235)
Total	$9,702	$8,535

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2012	$85,558	$8,549	$1,211	$95,318
Translation adjustments	(13)	(69)	-	(82)
Balance as of August 31, 2013	85,545	8,480	1,211	95,236
Translation adjustments	36	227	-	263
Balance as of August 31, 2014	$85,581	$8,707	$1,211	$95,499

During the second quarter of fiscal year 2014, the Company performed its annual goodwill impairment test. The Company performed a qualitative assessment of all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2014.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2014.  To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets,  which include the 2000 Flushes, Spot Shot, Carpet Fresh, X-14 and 1001 trade names, are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	August 31,	August 31,
	2014	2013
Gross carrying amount	$36,670	$34,615
Accumulated amortization	(12,021)	(9,124)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	99	(122)
Net carrying amount	$23,671	$24,292

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

In addition, there were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended August 31, 2014.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2012	$24,714	$2,971	$-	$27,685
Amortization expense	(2,101)	(159)	-	(2,260)
Impairment of intangible assets	(1,077)	-	-	(1,077)
Translation adjustments	-	(56)	-	(56)
Balance as of August 31, 2013	21,536	2,756	-	24,292
Amortization expense	(2,208)	(409)	-	(2,617)
Customer list	-	1,819	-	1,819
Translation adjustments	-	177	-	177
Balance as of August 31, 2014	$19,328	$4,343	$-	$23,671

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer List
Fiscal year 2015	$2,381	$360
Fiscal year 2016	2,376	360
Fiscal year 2017	2,376	360
Fiscal year 2018	2,376	360
Fiscal year 2019	2,376	120
Thereafter	10,226	-
Total	$22,111	$1,560

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name intangible asset, which is based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Accrued advertising and sales promotion expenses	$10,140	$9,986
Accrued professional services fees	1,715	1,358
Accrued sales taxes	934	1,494
Accrued other taxes	476	368
Other	5,117	3,356
Total	$18,382	$16,562

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Accrued bonuses	$8,558	$9,847
Accrued payroll	2,813	2,048
Accrued profit sharing	2,424	2,739
Accrued payroll taxes	1,602	1,991
Other	572	619
Total	$15,969	$17,244

Other long-term liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Supplemental employee retirement plan benefits liability	$516	$548
Other income taxes payable	1,512	1,243
Other	73	110
Total	$2,101	$1,901

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

The agreement includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. The agreement also requires the Company to maintain  minimum consolidated EBITDA of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

During the fiscal year ended August 31, 2014, the Company borrowed an additional $35.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in its line of credit agreement with Bank of America. As of August 31, 2014, the Company had a  $98.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 18, 2013, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through August 31, 2014, the Company repurchased 648,138 shares at a total cost of $45.4 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net income	$43,746	$39,813	$35,485
Less: Net income allocated to participating securities	(238)	(196)	(152)
Net income available to common shareholders	$43,508	$39,617	$35,333

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Weighted-average common shares outstanding, basic	15,072	15,517	15,914
Weighted-average dilutive securities	76	102	132
Weighted-average common shares outstanding, diluted	15,148	15,619	16,046

For the fiscal year ended August 31, 2014, 4,454 weighted-average stock-based equity awards outstanding that are non-participating securities were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the fiscal years ended August 31, 2013 and 2012.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.2 million and $0.8 million for fiscal years 2014 and 2013, respectively. Accounts receivable from Tractor Supply were $0.1 million as of August 31, 2014 and 2013.

Note 11.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2014 which provide for the following future fiscal year minimum payments (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Operating leases	$1,722	$1,254	$743	$343	$108	$261

Rent expense was $2.1 million,  $2.0 million and $1.8 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s consolidated balance sheet as of August 31, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2014,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On February 25, 2014, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception or reception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  The Company asserts that the Company has not violated the California Penal Code and the Company intends to vigorously defend this action.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

On May 31, 2012, a legal action was filed against the Company in the United States District Court, Southern District of Texas, Houston Division (IQ Products Company v. WD-40 Company). IQ Products Company, a Texas corporation ("IQPC"), or an affiliate or a predecessor of IQPC, provided contract manufacturing services to the Company for many years.  The allegations of IQPC’s complaint arose out of a pending termination of this business relationship. In 2011, the Company requested proposals for manufacturing services from all of its domestic contract manufacturers in conjunction with a project to redesign the Company’s supply chain architecture in North America. IQPC submitted a proposal as requested, and the Company tentatively awarded IQPC a new contract based on the information and pricing included in that proposal. IQPC subsequently sought to materially increase the quoted price for such manufacturing services. As a result, the Company chose to terminate its business relationship with IQPC.  IOPC’s complaint alleged that the Company wrongfully terminated the business relationship. IQPC also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. The Company believes that IQPC’s safety concerns are unfounded.

In its complaint, IQPC asserted that the Company is obligated to indemnify IQPC for prospective claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC asserted that it was harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation.

On January 22, 2014, proceedings brought by the Company to require that all of IQPC’s claims be resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement were concluded.  An Arbitration Panel of three Arbitrators selected by the parties tentatively confirmed that all claims arising out of the agreement are subject to arbitration.  Although IQPC continues to contest this determination in the arbitration proceeding, the arbitration proceeding was commenced in August 2014 and is presently scheduled to be concluded in January 2015 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, specifically including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In the arbitration proceedings, IQPC is asserting claims for breach of contract damages relating to IQPC’s production of the finished goods inventory prior to termination of the relationship, damages arising out of alleged negligent misrepresentations by the Company as to its product manufacturing specifications, and storage fees for materials and finished goods held at its facilities after termination of the relationship.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2014.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2014.

Note 12. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
United States	$41,537	$36,302	$36,666
Foreign (1)	21,422	20,565	14,247
Income before income taxes	$62,959	$56,867	$50,913

(1)	Included in these amounts are income before income taxes for the EMEA segment of $18.4 million, $17.5 million and $11.1 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Current:
Federal	$12,663	$11,239	$10,100
State	972	886	3
Foreign	5,489	4,973	3,820
Total current	19,124	17,098	13,923

Deferred:
United States	(11)	(157)	1,449
Foreign	100	113	56
Total deferred	89	(44)	1,505
Provision for income taxes	$19,213	$17,054	$15,428

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2014	2013
Deferred tax assets:
Accrued payroll and related expenses	$1,423	$1,367
Accounts receivable	544	675
Reserves and accruals	2,519	2,584
Stock-based compensation expense	2,175	2,023
Uniform capitalization	1,700	1,623
Tax credit carryforwards	1,914	1,631
Other	1,561	1,584
Total gross deferred tax assets	11,836	11,487
Valuation allowance	(2,130)	(1,842)
Total net deferred tax assets	9,706	9,645

Deferred tax liabilities:
Property and equipment, net	(749)	(1,023)
Amortization of tax goodwill and intangible assets	(26,163)	(25,331)
Investments in partnerships	(1,099)	(1,506)
Other	(93)	(124)
Total deferred tax liabilities	(28,104)	(27,984)
Net deferred tax liabilities	$(18,398)	$(18,339)

The Company had state net operating loss (“NOL”) carryforwards of $6.4 million and $6.2 million as of August 31, 2014 and 2013, which generated a net deferred tax asset of $0.3 million for each of the fiscal years 2014 and 2013.  The state NOL carryforwards for fiscal year ended August 31, 2014 will begin to expire in fiscal year 2019.  The Company also had cumulative tax credit carryforwards of $1.9 million as of August 31, 2014 and $1.6 million as of August 31, 2013, of which $1.8 million  and $1.5 million, respectively, is attributable to a U.K. tax credit carryforward, which does not expire. Future utilization of the tax credit carryforwards and certain state NOL carryovers is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized.  Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with cumulative tax credit carryforwards. In addition, a valuation allowance has been recorded against the deferred tax asset associated with certain state NOL carryovers in the amount of $0.2 million as of both August 31, 2014 and 2013.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Amount computed at U.S. statutory federal tax rate	$22,036	$19,904	$17,820
State income taxes, net of federal tax benefits	674	661	(16)
Effect of foreign operations	(2,270)	(2,353)	(1,377)
Benefit from qualified domestic production deduction	(1,048)	(1,050)	(951)
Other	(179)	(108)	(48)
Provision for income taxes	$19,213	$17,054	$15,428

As of August 31, 2014, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $106.4 million of undistributed earnings of the U.K., Australia and China subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $11.0 million as of August 31, 2014. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate such foreign earnings in future periods, the Company would incur incremental U.S. federal and state income taxes as well as foreign withholding taxes.  However, the Company’s intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund the U.S. operations. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2014	2013
Unrecognized tax benefits - beginning of fiscal year	$980	$1,023
Gross increases - tax positions in prior periods	152	-
Gross increases - current period tax positions	250	169
Expirations of statute of limitations for assessment	(134)	(173)
Settlements	-	(39)
Unrecognized tax benefits - end of fiscal year	$1,248	$980

There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2014 and 2013. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2014 and 2013.

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

Note 13. Stock-based Compensation

As of August 31, 2014, the Company had one stock incentive plan, the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2014, the Company had granted awards of restricted stock units (“RSUs”), performance share units (“PSUs”) and market share units (“MSUs”) under the 2007 Plan. Additionally, as of August 31, 2014, there were still outstanding stock options which had been granted under the Company’s prior stock option plan. The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2007 Plan is 2,957,830. As of August 31, 2014,  1,941,481 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan.

Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the vested RSUs upon termination of each director’s service as a director of the Company. Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Vesting of the RSUs granted to employees is over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs at the time of vest. The director RSU holders and the executive officer March 2008 grant date RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Vesting of the PSUs granted to certain executive officers followed a performance measurement period of two full fiscal years ending as of the Company’s fiscal year end for the first full fiscal year following the date of grant (the “Measurement Year” for PSUs). No PSUs remained outstanding as of August 31, 2014. Vesting of the MSUs granted to certain high level employees follows a performance measurement period of three full fiscal years ending as of the Company’s fiscal year end for the second full fiscal year following the date of grant (the “Measurement Year” for MSUs). Shares will be issued pursuant to the vested MSUs following the conclusion of the applicable MSU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such MSUs and the vesting of the MSUs and the applicable percentage of the target number of MSU shares to be issued.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.3 million,  $2.5 million and $2.8 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.8 million for each of the fiscal years ended August 31, 2014 and 2013 and $0.9 million for the fiscal year ended August 31, 2012. As of August 31, 2014, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.2 million and $1.1 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.7 years and 2 years for RSUs and MSUs, respectively.

Stock Options

No stock option awards were granted by the Company during the fiscal years ended August 31, 2014, 2013 and 2012. Fiscal year 2008 was the latest fiscal period in which the Company granted any stock options. The estimated fair value of each of the Company’s stock option awards granted in and prior to fiscal year 2008 was determined on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2013	168,591	$33.13
Granted	-	$-
Exercised	(38,526)	$33.33
Forfeited or expired	-	$-
Outstanding at August 31, 2014	130,065	$33.07	2.2	$4,634
Exercisable at August 31, 2014	130,065	$33.07	2.2	$4,634

The total intrinsic value of stock options exercised was $1.4 million, $3.2 million and $2.8 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

The income tax benefits from stock options exercised totaled $0.4 million,  $0.9 million and $0.7 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2013	151,728	$38.25
Granted	25,019	$66.82
Converted to common shares	(39,121)	$39.24
Forfeited	(1,696)	$41.94
Outstanding at August 31, 2014	135,930	$43.18	$9,338
Vested at August 31, 2014	92,370	$39.26	$6,346

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2014, 2013 and 2012 was $66.82, $45.45 and $39.71, respectively. The total intrinsic value of all RSUs converted to common shares was $2.7 million,  $2.4 million and $3.1 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

The income tax benefits from RSUs converted to common shares totaled $0.9 million, $0.8 million and $0.9 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Performance Share Units

The estimated fair value of each of the Company’s PSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which were not entitled to receive dividend equivalents with respect to the PSUs. The PSUs vested with respect to the applicable percentage of the target number of PSU shares based on relative achievement of the applicable performance measures specified for such PSUs.

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Performance Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2013	17,180	$39.61
Granted	-	$-
Converted to common shares	(13,872)	$39.61
Forfeited	(3,308)	$39.61
Outstanding at August 31, 2014	-	$-	$-

No PSUs were granted during the fiscal years ended August 31, 2014 and 2013. The weighted-average fair value of all PSUs granted during the fiscal year ended August 31, 2012 was $39.61.  The total intrinsic value of all PSUs converted to common shares was $1.0 million for the fiscal year ended August 31, 2014 and $0.6 million for each of the fiscal years ended August 31, 2013 and 2012.

The income tax benefits from PSUs converted to common shares totaled $0.3 million for the fiscal year ended August 31, 2014 and $0.2 million for each of the fiscal years ended August 31, 2013 and 2012.

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

	Fiscal Year Ended August 31,
	2014	2013
Expected volatility	25.2%	25.4%
Risk-free interest rate	0.6%	0.4%
Expected dividend yield	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.88- year and 2.85-year periods for MSUs granted during the fiscal years ended August 31, 2014 and 2013, respectively, which were the remaining terms of the performance measurement period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance measurement period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance measurement period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2013	24,231	$37.20
Granted	16,890	$69.58
Converted to common shares	-	$-
Forfeited	(1,252)	$34.16
Outstanding at August 31, 2014	39,869	$51.01	$2,739

The weighted-average fair value of all MSUs granted during the fiscal years ended August 31, 2014  and 2013 was $69.58 and $37.15,  respectively. No MSUs were converted to common shares during the fiscal years ended August 31, 2014 and 2013.

Note 14. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $2.6 million,  $2.7 million and $2.6 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2014, 2013 and 2012 was $1.4 million, $1.3 million and $1.1 million, respectively.

Note 15.  Business Segments and Foreign Operations

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

Effective September 1, 2013, the Company transitioned the management of the India operations to the EMEA segment from the Asia-Pacific segment.  As a result, the India financial results were included in the EMEA segment information below for fiscal years 2014 and 2013 for comparison purposes. Summary information about reportable segments is as follows (in thousands):

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2014
Net sales	$180,806	$151,368	$50,823	$-	$382,997
Income from operations	$41,356	$34,003	$10,364	$(21,986)	$63,737
Depreciation and
amortization expense	$4,229	$1,363	$244	$24	$5,860
Interest income	$7	$417	$172	$-	$596
Interest expense	$994	$-	$8	$-	$1,002

Fiscal Year Ended August 31, 2013
Net sales	$180,544	$137,360	$50,644	$-	$368,548
Income from operations	$39,383	$30,174	$8,995	$(21,915)	$56,637
Depreciation and
amortization expense	$4,189	$960	$200	$10	$5,359
Interest income	$1	$348	$157	$-	$506
Interest expense	$684	$-	$9	$-	$693

Fiscal Year Ended August 31, 2012
Net sales	$177,394	$116,936	$48,454	$-	$342,784
Income from operations	$39,455	$23,524	$8,458	$(19,708)	$51,729
Depreciation and
amortization expense	$3,458	$1,224	$177	$10	$4,869
Interest income	$1	$122	$138	$-	$261
Interest expense	$721	$-	$8	$-	$729

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Multi-purpose maintenance products	$337,825	$320,883	$286,480
Homecare and cleaning products	45,172	47,665	56,304
Total	$382,997	$368,548	$342,784

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net Sales by Geography:
United States	$147,033	$145,233	$144,052
International	235,964	223,315	198,732
Total	$382,997	$368,548	$342,784

Long-lived Assets by Geography (2) :
United States	$4,470	$4,223	$5,297
International	5,232	4,312	3,766
Total	$9,702	$8,535	$9,063

 (2)  Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 16.  Subsequent Events

On October 3, 2014, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on October 31, 2014 to shareholders of record on October 17, 2014.

On October 14, 2014, the Company’s Board of Directors also approved a new share buy-back plan. Under the plan, which will not be effective until the Company’s existing plan is exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.