Form 10-Q
period 2014-11-30
WD 40 CO
filed 2015-01-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 2, 2015 was 14,646,567.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$46,442	$57,803
Short-term investments	42,645	45,050
Trade and other accounts receivable, less allowance for doubtful accounts of $497 and $406 at November 30, 2014
and August 31, 2014, respectively	62,165	63,618
Inventories	33,886	34,989
Current deferred tax assets, net	5,734	5,855
Other current assets	5,284	8,339
Total current assets	196,156	215,654
Property and equipment, net	10,123	9,702
Goodwill	96,518	95,499
Other intangible assets, net	25,353	23,671
Other assets	3,161	3,154
Total assets	$331,311	$347,680

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,400	$18,031
Accrued liabilities	15,263	18,382
Revolving credit facility	98,000	98,000
Accrued payroll and related expenses	11,412	15,969
Income taxes payable	3,228	1,529
Total current liabilities	145,303	151,911
Long-term deferred tax liabilities, net	23,828	24,253
Other long-term liabilities	2,121	2,101
Total liabilities	171,252	178,265

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,503,193 and 19,464,310 shares issued at November 30, 2014 and
August 31, 2014, respectively; and 14,649,403 and 14,754,362 shares
outstanding at November 30, 2014 and August 31, 2014, respectively	20	19
Additional paid-in capital	137,231	136,212
Retained earnings	243,379	237,596
Accumulated other comprehensive income (loss)	(5,193)	1,103
Common stock held in treasury, at cost ― 4,853,790 and 4,709,948
shares at November 30, 2014 and August 31, 2014, respectively	(215,378)	(205,515)
Total shareholders' equity	160,059	169,415
Total liabilities and shareholders' equity	$331,311	$347,680

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2014	2013

Net sales	$96,353	$95,541
Cost of products sold	46,652	45,868
Gross profit	49,701	49,673

Operating expenses:
Selling, general and administrative	27,424	26,699
Advertising and sales promotion	5,915	5,615
Amortization of definite-lived intangible assets	769	592
Total operating expenses	34,108	32,906

Income from operations	15,593	16,767

Other income (expense):
Interest income	134	131
Interest expense	(294)	(215)
Other income (expense), net	102	(214)
Income before income taxes	15,535	16,469
Provision for income taxes	4,749	4,987
Net income	$10,786	$11,482

Earnings per common share:
Basic	$0.73	$0.75
Diluted	$0.73	$0.74

Shares used in per share calculations:
Basic	14,668	15,279
Diluted	14,738	15,366
Dividends declared per common share	$0.34	$0.31

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2014	2013

Net income	$10,786	$11,482
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,296)	4,599
Total comprehensive income	$4,490	$16,081

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	38,883	1	24					25
Stock-based compensation			498					498
Tax benefits from settlements of
stock-based equity awards			497					497
Cash dividends ($0.34 per share)				(5,003)				(5,003)
Acquisition of treasury stock						143,842	(9,863)	(9,863)
Foreign currency translation adjustment					(6,296)			(6,296)
Net income				10,786				10,786
Balance at November 30, 2014	19,503,193	$20	$137,231	$243,379	$(5,193)	4,853,790	$(215,378)	$160,059

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2014	2013
Operating activities:
Net income	$10,786	$11,482
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,633	1,378
Net gains on sales and disposals of property and equipment	(24)	(17)
Deferred income taxes	(615)	(154)
Excess tax benefits from settlements of stock-based equity awards	(494)	(777)
Stock-based compensation	498	517
Unrealized foreign currency exchange (gains) losses, net	461	(1,053)
Provision for bad debts	164	215
Changes in assets and liabilities:
Trade and other accounts receivable	(720)	2,302
Inventories	624	(1,088)
Other assets	2,841	117
Accounts payable and accrued liabilities	(3,563)	(2,580)
Accrued payroll and related expenses	(4,931)	(6,720)
Income taxes payable	2,698	3,052
Other long-term liabilities	40	35
Net cash provided by operating activities	9,398	6,709

Investing activities:
Purchases of property and equipment	(1,582)	(1,186)
Proceeds from sales of property and equipment	79	95
Acquisition of business	(3,705)	-
Purchases of short-term investments	(82)	(1,282)
Net cash used in investing activities	(5,290)	(2,373)

Financing activities:
Treasury stock purchases	(9,863)	(5,264)
Dividends paid	(5,003)	(4,758)
Proceeds from issuance of common stock	685	1,149
Excess tax benefits from settlements of stock-based equity awards	494	777
Net cash used in financing activities	(13,687)	(8,096)
Effect of exchange rate changes on cash and cash equivalents	(1,782)	1,745
Net decrease in cash and cash equivalents	(11,361)	(2,015)
Cash and cash equivalents at beginning of period	57,803	53,434
Cash and cash equivalents at end of period	$46,442	$51,419

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company markets its multi-purpose maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines.

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2014 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At November 30, 2014, the Company had no outstanding balances in foreign currency forward contracts. Unrealized net gains related to foreign currency forward contracts outstanding at November 30, 2013 were not significant.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2014, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the three months ended November 30, 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”,  which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new rule requires companies to present in the financial statements an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statement and related disclosures.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company is in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2014	2014
Product held at third-party contract manufacturers	$4,184	$3,945
Raw materials and components	3,626	3,670
Work-in-process	225	261
Finished goods	25,851	27,113
Total	$33,886	$34,989

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2014	2014
Machinery, equipment and vehicles	$14,049	$13,459
Buildings and improvements	3,956	4,044
Computer and office equipment	3,687	3,312
Software	6,860	6,824
Furniture and fixtures	1,401	1,421
Land	285	295
Subtotal	30,238	29,355
Less: accumulated depreciation and amortization	(20,115)	(19,653)
Total	$10,123	$9,702

Note 5.  Goodwill and Other Intangible Assets

Acquisitions

During the first quarter of fiscal year 2015, the Company entered into an agreement by and between GT 85 Limited (“GT85”) and WD-40 Company Limited, which is the Company’s U.K. subsidiary, to acquire the GT85 business and certain of its assets for a purchase consideration of $4.1 million. Of this purchase consideration, $3.7 million was paid in cash upon completion of the acquisition (“completion) and the remaining balance will be paid nine months following completion provided that the WD-40 Company Limited has not asserted a claim arising under the terms of the acquisition agreement.  If an unresolved claim is outstanding nine months following completion, the asserted amount of the claim will continue to be retained until the matter is resolved.  Located in the U.K., the GT85 business was engaged in the marketing and sale of the GT85® and SG85 brands of multi-purpose maintenance products. This acquisition complements the Company’s multi-purpose maintenance products and will help to build upon its strategy to develop new product categories for its WD-40 Specialist and WD-40 BIKE.

The purchase price was allocated to certain customer-related, trade name-related, and technology-based intangible assets in the amount of $1.7 million, $0.9 million, and $0.2 million, respectively. The Company began to amortize these definite-lived intangible assets on a straight-line basis over their estimated useful lives of eight,  ten, and four years, respectively, in the first quarter of fiscal year 2015. The purchase price exceeded the fair value of the intangible assets acquired and, as a result, the Company recorded goodwill of $1.3 million in connection with this transaction. The amount of goodwill expected to be deductible for tax purposes is also $1.3 million. This acquisition did not have a material impact on the Company’s condensed consolidated financial statements, and as a result no pro forma disclosures have been presented.

During the second quarter of fiscal year 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and between Etablissements Decloedt SA/NV (“Etablissements”) and WD-40 Company Limited. From January 1998 through the date of this Purchase Agreement, Etablissements acted as one of the Company’s international marketing distributors located in Belgium where it marketed and distributed certain of the WD-40 products. Pursuant to the Purchase Agreement, the Company acquired the list of customers and related information (the “customer list”) from Establissements for a purchase consideration of $1.8 million in cash. The Company has been using this customer list since its acquisition to solicit and transact direct sales of its products in Belgium. The Company began to amortize this customer list definite-lived intangible asset on a straight-line basis over its estimated useful life of five years in the second quarter of fiscal year 2014.

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$85,581	$8,707	$1,211	$95,499
GT85 acquisition	-	1,309	-	1,309
Translation adjustments	(33)	(257)	-	(290)
Balance as of November 30, 2014	$85,548	$9,759	$1,211	$96,518

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2014, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, 1001 and GT85 trade names, the Belgium customer list, the GT85 customer relationships and the GT85 technology are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	November 30,	August 31,
	2014	2014

Gross carrying amount	$39,036	$36,670
Accumulated amortization	(12,524)	(12,021)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	(82)	99
Net carrying amount	$25,353	$23,671

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended November 30, 2014.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2014 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$19,328	$4,343	$-	$23,671
Amortization expense	(552)	(217)	-	(769)
GT85 customer relationships	-	1,601	-	1,601
GT85 trade name	-	913	-	913
GT85 technology	-	161	-	161
Translation adjustments	-	(224)	-	(224)
Balance as of November 30, 2014	$18,776	$6,577	$-	$25,353

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2015	$1,849	406	$30
Fiscal year 2016	2,458	541	40
Fiscal year 2017	2,458	541	40
Fiscal year 2018	2,458	541	40
Fiscal year 2019	2,458	314	-
Thereafter	10,579	600	-
Total	$22,260	$2,943	$150

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2014	2014
Accrued advertising and sales promotion expenses	$9,557	$10,140
Accrued professional services fees	1,186	1,715
Accrued sales taxes	315	934
Accrued other taxes	421	476
Other	3,784	5,117
Total	$15,263	$18,382

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2014	2014
Accrued incentive compensation	$1,961	$8,558
Accrued payroll	2,964	2,813
Accrued profit sharing	3,039	2,424
Accrued payroll taxes	2,394	1,602
Other	1,054	572
Total	$11,412	$15,969

Other long-term liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2014	2014
Supplemental employee retirement plan benefits liability	$508	$516
Other income taxes payable	1,500	1,512
Other	113	73
Total	$2,121	$2,101

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

During the three months ended November 30, 2014, there were no additional borrowings against the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in its line of credit agreement with Bank of America. As of November 30, 2014, the Company had a  $98.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2014, the Company repurchased 791,980 shares at a total cost of $55.3 million.

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

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2014	2013
Net income	$10,786	$11,482
Less: Net income allocated to
participating securities	(62)	(58)
Net income available to common shareholders	$10,724	$11,424

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2014	2013
Weighted-average common
shares outstanding, basic	14,668	15,279
Weighted-average dilutive securities	70	87
Weighted-average common
shares outstanding, diluted	14,738	15,366

For the three months ended November 30, 2014 and 2013, weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 5,347 and 17,818, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended November 30, 2014 and 2013, respectively. Accounts receivable from Tractor Supply were not significant as of November 30, 2014.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2014,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2014.

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

Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2014.

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

The provision for income taxes was 30.6% and 30.3% of income before income taxes for the three months ended November 30, 2014 and 2013, respectively. The slight increase in the effective income tax rate from period to period was primarily driven by the timing of benefits associated with state tax filings.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2012 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2010 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2014:
Net sales	$44,773	$34,591	$16,989	$-	$96,353
Income from operations	$9,966	$6,380	$4,446	$(5,199)	$15,593
Depreciation and
amortization expense	$1,028	$542	$55	$8	$1,633
Interest income	$3	$100	$31	$-	$134
Interest expense	$293	$-	$1	$-	$294

November 30, 2013:
Net sales	$44,062	$36,516	$14,963	$-	$95,541
Income from operations	$10,024	$8,935	$4,027	$(6,219)	$16,767
Depreciation and
amortization expense	$1,068	$247	$52	$11	$1,378
Interest income	$1	$101	$29	$-	$131
Interest expense	$213	$-	$2	$-	$215

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

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2014	2013
Multi-purpose maintenance products	$84,904	$83,986
Homecare and cleaning products	11,449	11,555
Total	$96,353	$95,541

Note 14. Subsequent Events

On December 9, 2014, the Company’s Board of Directors declared a 12% increase in the regular quarterly cash dividend, increasing it from $0.34 per share to $0.38 per share. The dividend is payable on January  30, 2015 to shareholders of record on January 5, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on October 21, 2014.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

 Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. We market its multi-purpose maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2014:

•

Consolidated net sales increased $0.9 million for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.6 million on consolidated net sales for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $0.3 million from period to period.

➢	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE and GT85 brands, were $84.9 million, up 1% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $11.5 million, down 1% from the same period last fiscal year.

•

Americas segment sales were $44.8 million, up 2% compared to the same period last fiscal year. EMEA segment sales were $34.6 million, down 5% compared to the same period last fiscal year. Asia-Pacific segment sales were $17.0 million, up 14% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales decreased to 51.6% for the three months ended November 30, 2014 compared to 52.0% for the corresponding period of the prior fiscal year.

•

Consolidated net income decreased $0.7 million, or 6%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on consolidated net income for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

•	Diluted earnings per common share for the three months ended November 30, 2014 were $0.73 versus $0.74 in the prior fiscal year period.

•

Share repurchases continue to be executed under the current $60.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2013. During the three months ended November 30, 2014, the Company repurchased an additional 143,842 shares at an average price of $68.55 per share, bringing the total cost of the repurchases to $55.3 million under this plan.

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

Results of Operations

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$84,904	$83,986	$918	1%
Homecare and cleaning products	11,449	11,555	(106)	(1)%
Total net sales	96,353	95,541	812	1%
Cost of products sold	46,652	45,868	784	2%
Gross profit	49,701	49,673	28	-
Operating expenses	34,108	32,906	1,202	4%
Income from operations	$15,593	$16,767	$(1,174)	(7)%
Net income	$10,786	$11,482	$(696)	(6)%
Earnings per common share - diluted	$0.73	$0.74	$(0.01)	(1)%
Shares used in per share calculations - diluted	14,738	15,366	(628)	(4)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$44,773	$44,062	$711	2%
EMEA	34,591	36,516	(1,925)	(5)%
Asia-Pacific	16,989	14,963	2,026	14%
Total	$96,353	$95,541	$812	1%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$36,850	$35,922	$928	3%
Homecare and cleaning products	7,923	8,140	(217)	(3)%
Total	$44,773	$44,062	$711	2%
% of consolidated net sales	46%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased 2% to $44.8 million for the three months ended November 30, 2014 from $44.0 million for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased  $1.0 million, or 3%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.  This sales increase was mainly driven by higher sales of WD-40 multi-purpose maintenance products in Latin America, which were up 19% for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use product throughout the Latin America region, including in Mexico, Brazil and Peru. The sales increase in Latin America was partially offset by a 13% decrease in sales in Canada primarily due to changes in the distribution of the WD-40 multi-use product within the retail channel and the timing of promotional activities from period to period.  Sales of multi-purpose maintenance products in the U.S. remained relatively constant at $28.1 million from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $0.2 million, or 3%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 2% primarily driven by lower sales of the Spot Shot and Carpet Fresh products, which were down 3% and 2%, respectively, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At November 30, 2014, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $22.3 million, of which $1.7 million and $10.7 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the three months ended November 30, 2014 compared to distribution for the three months ended November 30, 2013 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

EMEA

The functional currency of our U.K. subsidiary, the legal entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, a significant portion of the EMEA sales in both the direct and distributor markets are generated in other currencies, including the Euro and the U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$32,952	$34,766	$(1,814)	(5)%
Homecare and cleaning products	1,639	1,750	(111)	(6)%
Total	$34,591	$36,516	$(1,925)	(5)%
% of consolidated net sales	36%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $34.6 million, down  $1.9 million, or 5%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year had a favorable impact on sales. Sales for the three months ended November 30, 2014 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $33.8 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $2.7 million, or 7%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased  $1.3 million, or 7%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe direct markets for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: France, 14%; the U.K., 8%; Iberia, 7%; Italy, 3%. The decreased sales in these regions were slightly offset by the sales increase of 3% in the Germanics region from period to period. The overall sales decrease in the direct markets was primarily due to the general weakening of the Euro relative to the Pound Sterling during the first three months of fiscal year 2015 as compared to the same time period in fiscal year 2014. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Also contributing to the overall sales decrease in the direct markets was the decline in customer orders following a heavy promotional period in the fourth quarter of fiscal year 2014. Sales from direct markets accounted for 56% of the EMEA segment’s sales for both the three months ended November 30, 2014 and 2013.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased  $0.6 million, or 4%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year primarily due to the general weakening of the U.S. Dollar against the Pound Sterling during the first three months of fiscal year 2015 as compared to the same time period in fiscal year 2014. As a result of this change in foreign currency exchange rates, our sales in the distributor markets decreased from period to period in Pound Sterling. Sales also decreased from period to period in the direct markets due to lower sales of WD-40 multi-use products in the Middle East and Eastern Europe, particularly in Russia and the Ukraine where the political crisis has continued and tensions have remained high. The distributor markets accounted for 44% of the EMEA segment’s total sales for both the three months ended November 30, 2014 and 2013.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Multi-purpose maintenance products	$15,102	$13,298	$1,804	14%
Homecare and cleaning products	1,887	1,665	222	13%
Total	$16,989	$14,963	$2,026	14%
% of consolidated net sales	18%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $17.0 million, up $2.0 million, or 14%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which includes China and other countries in the Asia region, increased $2.0 million, or 20%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.  Sales in the Asia distributor markets increased $2.5 million, or 36%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, Indonesia and the Philippines. Sales in China decreased $0.5 million, or 14%, primarily due to the timing of promotional programs offered to our customers from period to period.

Sales in Australia remained constant at $4.6 million for each of the three months ended November 30, 2014 and 2013. Changes in foreign currency exchange rates had an unfavorable impact on sales in Australia. In functional currency, which is the Australian Dollar, sales increased by 3% for the three months ended November, 2014 compared to the corresponding period of the prior fiscal year primarily due to increased promotional activities from period to period.

Gross Profit

Gross profit remained constant at $49.7 million for both the three months ended November 30, 2014 and 2013. As a percentage of net sales, gross profit decreased slightly to 51.6% for the three months ended November 30, 2014 compared to 52.0% for the corresponding period of the prior fiscal year.

Advertising, promotional and other discounts that we give to our customers increased from period to period, primarily in the Asia-Pacific and Americas segments, negatively impacting gross margin by 0.5 percentage points. The increase in such discounts was due to a higher percentage of sales being subject to promotional allowances during the three months ended November 30, 2014 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.6 percentage points primarily due to the fluctuations in the exchange rates for the U.S. Dollar and the Euro against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The general weakening of the Euro and the U.S. Dollar relative to the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. Gross margin was also negatively impacted by 0.4 percentage points due to the combined effects of unfavorable sales mix changes and other miscellaneous costs which increased from period to period.

These unfavorable impacts to gross margin were significantly offset by favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans which combined positively impacted gross margin by 0.8 percentage points from period to period, primarily in the Americas and EMEA segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our multi-purpose maintenance products come from petroleum-based specialty chemicals, only a small amount of the total cost of a can of such products is directly indexed to the cost of crude oil.  Gross margin was positively impacted by 0.3 percentage points for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million and $3.8 million for the three months ended November 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2014 increased $0.7 million, or 3%, to $27.4 million from $26.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.5% for the three months ended November 30, 2014 from 27.9% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, increased other miscellaneous expenses and the negative impacts of changes in foreign currency exchange rates from period to period.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.3 million primarily due to annual compensation increases and higher staffing levels from period to period. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses, which primarily include depreciation expense, freight and insurance costs, also increased by $0.2 million period over period. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on SG&A expenses for the three months ended November 20, 2014 compared to the corresponding period of the prior fiscal year. These increases in SG&A expenses were slightly offset by a $0.2 million decrease in professional services costs from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.6  million and $1.4 million for the three months ended November 30, 2014 and 2013, respectively.  Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2014 increased $0.3 million, or 5%, to $5.9 million from $5.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 6.1% for the three months ended November 30, 2014 from 5.9% for the corresponding period of the prior fiscal year. The slight increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the EMEA and Asia-Pacific segments from period to period. These increases were slightly offset by decreased advertising and sales promotion expenses in the Americas segment due to decreased promotional activities from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2015 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2014 were $4.2 million compared to $3.6 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.1 million and $9.2 million for the three months ended November 30, 2014 and 2013, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.8 million and $0.6 million for the three months ended November 30, 2014 and 2013, respectively. This increase from period to period was primarily due to the Belgium customer list that we acquired from our marketing distributor in the second quarter of fiscal year 2014 and the GT85 Limited acquisition which we completed in September 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2014	2013	Dollars	Percent
Americas	$9,966	$10,024	$(58)	(1)%
EMEA	6,380	8,935	(2,555)	(29)%
Asia-Pacific	4,446	4,027	419	10%
Unallocated corporate (1)	(5,199)	(6,219)	1,020	(16)%
	$15,593	$16,767	$(1,174)	(7)%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment remained relatively constant at $10.0 million for the both the three months ended November 30, 2014 and 2013. Although sales in the Americas segment increased by $0.8 million and gross margin increased, this was almost completely offset by a higher level of operating expenses from period to period.  As a percentage of net sales, gross profit for the Americas segment increased from 50.1% to 50.7% period over period. This increase in the gross margin was primarily due to the positive impacts of sales mix changes and decreased costs of petroleum-based specialty chemicals and aerosol cans, which were partially offset by increased warehousing and in-house freight costs and a higher level of discounts offered to our customers from period to period.  Operating expenses increased in the Americas segment by $0.7 million due to the increased sales and a higher level of employee-related costs from period to period.  Operating income as a percentage of net sales remained relatively constant at 22.3% and 22.7% for the three months ended November 30, 2014 and 2013, respectively.

EMEA

Income from operations for the EMEA segment decreased to $6.4 million, down $2.6 million, or 29%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $1.9 million decrease in sales and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased from 55.2% to 54.3% period over period primarily due to the combined negative impacts of unfavorable changes in sales mix and the weakening of the U.S. Dollar and the Euro against the Pound Sterling. In the EMEA segment, the majority of our cost of goods sold are denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The general weakening of the Euro and the U.S. Dollar relative to the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. These unfavorable impacts were partially offset by a positive effect of lower costs associated with petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses for the EMEA segment also increased by $1.2 million primarily due to higher employee-related costs and increased depreciation and amortization expense from period to period.  Operating income as a percentage of net sales decreased from 24.5% to 18.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $4.4 million, up $0.4 million, or 10%, for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year, primarily due to a $2.0 million increase in sales which was partially offset by a decrease in gross margin and an increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 49.8% to 48.5% period over period primarily due to the negative impacts of a higher level of discounts offered to certain customers and unfavorable sales mix changes, both of which were partially offset by the favorable impact of sales price increases. The higher level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.4 million increase in total operating expenses. Operating income as a percentage of net sales remained relatively constant at 26.2% and 26.9% for the three months ended November 30, 2014 and 2013, respectively.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2014	2013	Change
Interest income	$134	$131	$3
Interest expense	$294	$215	$79
Other income (expense), net	$102	$(214)	$316
Provision for income taxes	$4,749	$4,987	$(238)

Interest Income

Interest income remained relatively constant for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

Other Income (Expense), Net

Other income (expense), net changed by $0.3 million for three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the three months ended November 30, 2014 compared to net foreign currency losses which were recorded in the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.6% and 30.3% of income before income taxes for the three months ended November 30, 2014 and 2013, respectively. The slight increase in the effective income tax rate from period to period was primarily driven by the timing of benefits associated with state tax filings.

Net Income

Net income was $10.8 million, or $0.73 per common share on a fully diluted basis for the three months ended November 30, 2014 compared to $11.5 million, or $0.74 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on consolidated net income for the three months ended November 30, 2014 compared to the corresponding period of the prior fiscal year.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our 50/30/20 rule, which includes gross margin, cost of doing business, and earnings before income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment of definite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be above 50% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be above 20% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 50/30/20 targets over the long-term.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2014	2013
Gross margin	52%	52%
Cost of doing business as a percentage of net sales	34%	33%
EBITDA as a percentage of net sales	18%	19%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2014	2013
Total operating expenses - GAAP	$34,108	$32,906
Amortization of definite-lived intangible assets	(769)	(592)
Depreciation (in operating departments)	(203)	(485)
Cost of doing business	$33,136	$31,829
Net sales	$96,353	$95,541
Cost of doing business as a percentage of net sales	34%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2014	2013
Net income - GAAP	$10,786	$11,482
Provision for income taxes	4,749	4,987
Interest income	(134)	(131)
Interest expense	294	215
Amortization of definite-lived intangible assets	769	592
Depreciation	864	786
EBITDA	$17,328	$17,931
Net sales	$96,353	$95,541
EBITDA as a percentage of net sales	18%	19%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $9.4 million for the three months ended November 30, 2014 compared to $6.7 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on January 7, 2018. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the three months ended November 30, 2014, there were no additional borrowings against the revolving credit facility.  We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in our line of credit agreement with Bank of America. As of November 30, 2014, we had a  $98.0 million outstanding balance on the revolving credit facility and no other letters of credit outstanding or restrictions on the amount available on this line of credit. The revolving credit facility agreement requires us to maintain minimum consolidated EBITDA of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At November 30, 2014,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At November 30, 2014, we had a total of $46.4 million in cash and cash equivalents. Of this balance, $33.7 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at November 30, 2014, the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2014	2013	Change
Net cash provided by operating activities	$9,398	$6,709	$2,689
Net cash used in investing activities	(5,290)	(2,373)	(2,917)
Net cash used in financing activities	(13,687)	(8,096)	(5,591)
Effect of exchange rate changes on cash and cash equivalents	(1,782)	1,745	(3,527)
Net decrease in cash and cash equivalents	$(11,361)	$(2,015)	$(9,346)

Operating Activities

Net cash provided by operating activities increased $2.7 million to $9.4 million for the three months ended November 30, 2014 from $6.7 million for the corresponding period of the prior fiscal year. This increase from period to period was primarily due to changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable and other assets.

The change in accrued payroll and related expenses from period to period was primarily due to the payment of fiscal year 2014 earned incentive compensation during the three months ended November 30, 2014 which were lower than those paid in the corresponding period of the prior fiscal year for incentive compensation earned in 2013.  This change in accrued payroll and related expenses was also attributable to lower incentive compensation accruals to date for fiscal year 2015 as compared to fiscal year 2014. Trade accounts receivable balances for the first three months of fiscal year 2015 were lower as compared to the same period of fiscal year 2014 primarily due to the timing of payments received from our customers from period to period. Balances for other assets decreased primarily due to changes in our income taxes receivable balances from period to period and the final settlement of an insurance reimbursable item which occurred in the first quarter of fiscal year 2015.

Investing Activities

Net cash used in investing activities increased $2.9 million to $5.3 million for the three months ended November 30, 2014 from $2.4 million for the corresponding period of the prior fiscal year primarily due to the $3.7 million cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in September 2014.  Net cash used in investing activities also increased by $0.4 million due to a higher level of purchases of property and equipment from period to period. These increases were partially offset by a decrease of $1.2 million in purchases of short-term investments that were made by our U.K. subsidiary from period to period.

Financing Activities

Net cash used in financing activities increased $5.6 million to $13.7 million for the three months ended November 30, 2014 from $8.1 million for the corresponding period of the prior fiscal year primarily due to a  $4.6 million increase in treasury stock purchases. In addition, there was a $0.5 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.8 million for the three months ended November 30, 2014 as compared to an increase in cash of $1.7 million for the three months ended November 30, 2013. The change of $3.5 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and lower Pound Sterling cash and cash equivalent balances from period to period.

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

Upon the termination of contracts with contract manufacturers,  we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of November 30, 2014.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2014, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2014, the Company repurchased 791,980 shares at a total cost of $55.3 million.

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

Dividends

On December 9, 2014, the Company’s Board of Directors declared a 12% increase in the regular quarterly cash dividend, increasing it from $0.34 per share to $0.38 per share. The dividend is payable on January 30, 2015 to shareholders of record on January 5, 2015. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Our critical accounting policies are discussed in more detail in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company is in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended November 30, 2014 and 2013, respectively. Accounts receivable from Tractor Supply were not significant as of November 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2014, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which is in effect from August 1, 2013 through August 31, 2015, the Company is authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through November 30, 2014, the Company repurchased 791,980 shares at a total cost of $55.3 million.

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

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2014. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 2, 2014 and October 13, 2014 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	91,942	$68.18	91,942	$8,280,099
October 1 - October 31	47,500	$68.43	47,500	$5,028,535
November 1 - November 30	4,400	$77.34	4,400	$4,688,150
Total	143,842	$68.55	143,842

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

10(a)	Form of Deferred Performance Unit Award Agreement, incorporated by reference from the Registrant’s Form 8-K filed November 19, 2014, Exhibit 10(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 8, 2015	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer