Form 10-Q
period 2015-02-28
WD 40 CO
filed 2015-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 2, 2015 was 14,566,578.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2015

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,701	$57,803
Short-term investments	42,056	45,050
Trade and other accounts receivable, less allowance for doubtful accounts of $523 and $406 at February 28, 2015
and August 31, 2014, respectively	71,575	63,618
Inventories	34,677	34,989
Current deferred tax assets, net	5,712	5,855
Other current assets	5,666	8,339
Total current assets	203,387	215,654
Property and equipment, net	10,215	9,702
Goodwill	96,444	95,499
Other intangible assets, net	24,511	23,671
Other assets	3,164	3,154
Total assets	$337,721	$347,680

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$23,049	$18,031
Accrued liabilities	16,795	18,382
Revolving credit facility	103,000	98,000
Accrued payroll and related expenses	8,194	15,969
Income taxes payable	593	1,529
Total current liabilities	151,631	151,911
Long-term deferred tax liabilities, net	23,283	24,253
Other long-term liabilities	2,255	2,101
Total liabilities	177,169	178,265

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,508,893 and 19,464,310 shares issued at February 28, 2015 and
August 31, 2014, respectively; and 14,598,538 and 14,754,362 shares
outstanding at February 28, 2015 and August 31, 2014, respectively	20	19
Additional paid-in capital	138,632	136,212
Retained earnings	249,109	237,596
Accumulated other comprehensive income (loss)	(7,143)	1,103
Common stock held in treasury, at cost ― 4,910,355 and 4,709,948
shares at February 28, 2015 and August 31, 2014, respectively	(220,066)	(205,515)
Total shareholders' equity	160,552	169,415
Total liabilities and shareholders' equity	$337,721	$347,680

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Net sales	$97,331	$94,184	$193,684	$189,725
Cost of products sold	46,098	45,626	92,750	91,494
Gross profit	51,233	48,558	100,934	98,231

Operating expenses:
Selling, general and administrative	27,360	26,651	54,784	53,350
Advertising and sales promotion	5,485	6,001	11,400	11,616
Amortization of definite-lived intangible assets	757	654	1,526	1,246
Total operating expenses	33,602	33,306	67,710	66,212

Income from operations	17,631	15,252	33,224	32,019

Other income (expense):
Interest income	178	158	312	289
Interest expense	(275)	(226)	(569)	(441)
Other expense	(1,443)	(229)	(1,341)	(443)
Income before income taxes	16,091	14,955	31,626	31,424
Provision for income taxes	4,758	4,638	9,507	9,625
Net income	$11,333	$10,317	$22,119	$21,799

Earnings per common share:
Basic	$0.77	$0.67	$1.50	$1.42
Diluted	$0.76	$0.67	$1.49	$1.41

Shares used in per share calculations:
Basic	14,636	15,202	14,652	15,241
Diluted	14,703	15,272	14,720	15,319
Dividends declared per common share	$0.38	$0.34	$0.72	$0.65

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Net income	$11,333	$10,317	$22,119	$21,799
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,950)	1,831	(8,246)	6,430
Total comprehensive income	$9,383	$12,148	$13,873	$28,229

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	44,583	1	194					195
Stock-based compensation			1,636					1,636
Tax benefits from settlements of
stock-based equity awards			590					590
Cash dividends ($0.72 per share)				(10,606)				(10,606)
Acquisition of treasury stock						200,407	(14,551)	(14,551)
Foreign currency translation adjustment					(8,246)			(8,246)
Net income				22,119				22,119
Balance at February 28, 2015	19,508,893	$20	$138,632	$249,109	$(7,143)	4,910,355	$(220,066)	$160,552

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2015	2014
Operating activities:
Net income	$22,119	$21,799
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,247	2,849
Net gains on sales and disposals of property and equipment	(31)	(33)
Deferred income taxes	(1,046)	(335)
Excess tax benefits from settlements of stock-based equity awards	(587)	(820)
Stock-based compensation	1,636	1,479
Unrealized foreign currency exchange losses, net	1,745	132
Provision for bad debts	209	174
Changes in assets and liabilities:
Trade and other accounts receivable	(12,602)	(4,885)
Inventories	(408)	(1,387)
Other assets	2,332	(3,309)
Accounts payable and accrued liabilities	4,501	5,470
Accrued payroll and related expenses	(8,037)	(9,603)
Income taxes payable	318	2,744
Other long-term liabilities	100	32
Net cash provided by operating activities	13,496	14,307

Investing activities:
Purchases of property and equipment	(2,833)	(1,991)
Proceeds from sales of property and equipment	250	171
Purchase of intangible assets	-	(1,776)
Acquisition of business	(3,705)	-
Purchases of short-term investments	(1,831)	(5,643)
Maturities of short-term investments	1,673	908
Net cash used in investing activities	(6,446)	(8,331)

Financing activities:
Treasury stock purchases	(14,551)	(22,270)
Dividends paid	(10,606)	(9,973)
Proceeds from issuance of common stock	856	1,241
Excess tax benefits from settlements of stock-based equity awards	587	820
Proceeds from revolving credit facility	5,000	10,000
Net cash used in financing activities	(18,714)	(20,182)
Effect of exchange rate changes on cash and cash equivalents	(2,438)	1,734
Net decrease in cash and cash equivalents	(14,102)	(12,472)
Cash and cash equivalents at beginning of period	57,803	53,434
Cash and cash equivalents at end of period	$43,701	$40,962

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At February 28, 2015, the Company had a notional amount of $5.5 million outstanding in foreign currency forward contracts, which mature from March through May 2015. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2015 and August 31, 2014. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 28, 2015 and 2014.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2015, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy.  The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the six months ended February 28, 2015, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting  organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impacts of this updated guidance on its consolidated financial statements and related disclosures.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2015	2014
Product held at third-party contract manufacturers	$4,472	$3,945
Raw materials and components	3,728	3,670
Work-in-process	368	261
Finished goods	26,109	27,113
Total	$34,677	$34,989

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2015	2014
Machinery, equipment and vehicles	$14,012	$13,459
Buildings and improvements	4,142	4,044
Computer and office equipment	3,999	3,312
Software	6,908	6,824
Furniture and fixtures	1,459	1,421
Land	282	295
Subtotal	30,802	29,355
Less: accumulated depreciation and amortization	(20,587)	(19,653)
Total	$10,215	$9,702

Note 5.  Goodwill and Other Intangible Assets

Acquisitions

During the first quarter of fiscal year 2015, the Company entered into an agreement by and between GT 85 Limited (“GT85”) and WD-40 Company Limited, which is the Company’s U.K. subsidiary, to acquire the GT85 business and certain of its assets for a purchase consideration of $4.1 million. Of this purchase consideration, $3.7 million was paid in cash upon completion of the acquisition (“completion) and the remaining balance will be paid nine months following completion provided that the WD-40 Company Limited has not asserted a claim arising under the terms of the acquisition agreement.  If an unresolved claim is outstanding nine months following completion, the asserted amount of the claim will continue to be retained until the matter is resolved.  Located in the U.K., the GT85 business was engaged in the marketing and sale of the GT85® and SG85 brands of multi-purpose maintenance products. This acquisition complements the Company’s multi-purpose maintenance products and will help to build upon its strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$85,581	$8,707	$1,211	$95,499
GT85 acquisition	-	1,231	-	1,231
Translation adjustments	(43)	(242)	(1)	(286)
Balance as of February 28, 2015	$85,538	$9,696	$1,210	$96,444

During the second quarter of fiscal year 2015, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, the Company performed the two-step quantitative assessment for each of its reporting units to determine whether the fair value of any of the reporting units  were less than their carrying amounts. The Company determined the fair value of its reporting units in step one of the analysis by following the income approach which uses a discounted cash flow methodology.  When using the discounted cash flow methodology, the fair value of each of the reporting units is based on the present value of the estimated future cash flows of each of the respective reporting units. The discounted cash flow methodology also requires management to make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The Company determined that a discount rate of 9%, a sales growth rate of 4.5% and a terminal growth rate of 2% was appropriate to use in step one of the analysis for all of its reporting units. The forecast of future cash flows was based on management’s best estimates of sales growth rates and operating margins for the next five fiscal years. The discount rate used was based on the current weighted-average cost of capital for the Company. As these assumptions are largely unobservable, the estimate of fair value analysis falls within Level 3 of the fair value hierarchy. Based on the results of step one of the quantitative two-step analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, step two of the quantitative analysis was not required and the Company concluded that no impairment of its goodwill existed as of February 28, 2015.

While the Company believes that the estimates and assumptions used in its goodwill impairment test and analyses are reasonable, actual events and results could differ substantially from those included in the calculation. In the event that business conditions change in the future, the Company may be required to reassess and update its forecasts and estimates used in subsequent goodwill impairment analyses. If the results of these future analyses are lower than current estimates, an impairment charge to the Company’s goodwill balances may result at that time.

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

	February 28,	August 31,
	2015	2014

Gross carrying amount	$38,931	$36,670
Accumulated amortization	(13,220)	(12,021)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	(123)	99
Net carrying amount	$24,511	$23,671

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended February 28, 2015.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2015 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$19,328	$4,343	$-	$23,671
Amortization expense	(1,104)	(422)	-	(1,526)
GT85 customer relationships	-	1,580	-	1,580
GT85 trade name	-	902	-	902
GT85 technology	-	160	-	160
Translation adjustments	-	(276)	-	(276)
Balance as of February 28, 2015	$18,224	$6,287	$-	$24,511

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2015	$1,232	$267	$20
Fiscal year 2016	2,455	534	40
Fiscal year 2017	2,455	534	40
Fiscal year 2018	2,455	534	40
Fiscal year 2019	2,455	309	-
Thereafter	10,549	592	-
Total	$21,601	$2,770	$140

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2015	2014
Accrued advertising and sales promotion expenses	$9,237	$10,140
Accrued professional services fees	1,603	1,715
Accrued sales taxes	968	934
Accrued other taxes	271	476
Other	4,716	5,117
Total	$16,795	$18,382

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2015	2014
Accrued incentive compensation	$3,011	$8,558
Accrued payroll	2,947	2,813
Accrued profit sharing	814	2,424
Accrued payroll taxes	975	1,602
Other	447	572
Total	$8,194	$15,969

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

On January 7, 2013, the Company entered into a first amendment (the “Amendment”) to this existing unsecured credit agreement with Bank of America. The Amendment extended the maturity date of the revolving credit facility for five years and increased the revolving commitment to an amount not to exceed $125.0 million.  The new maturity date for the revolving credit facility per the Amendment is January 7, 2018.  In addition, per the terms of the Amendment, the LIBOR margin decreased from 0.90 to 0.85 percent,  the letter of credit fee decreased from 0.90 to 0.85 percent per annum and the commitment fee decreased from an annual rate of 0.15 percent to 0.12 percent.  The Company incurs commitment fees applied to the portion of the total credit facility commitment that has not been borrowed until outstanding loans and letters of credit exceed $62.5 million.  To date, the Company has used the proceeds of the revolving credit facility for its stock repurchases and plans to continue using such proceeds for its general working capital needs and stock repurchases under any existing board approved share buy-back plans.

The agreement includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. The agreement also requires the Company to maintain minimum consolidated EBITDA of $40.0 million, measured on a trailing twelve month basis, at each reporting period.

During the six months ended February 28, 2015,  the Company borrowed an additional $5.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in its line of credit agreement with Bank of America. As of February 28, 2015, the Company had a $103.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which becomes effective once the Company’s existing $60.0 million plan has been exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. Through February 28, 2015, no repurchases were made under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$11,333	$10,317	$22,119	$21,799
Less: Net income allocated to
participating securities	(68)	(56)	(130)	(114)
Net income available to common shareholders	$11,265	$10,261	$21,989	$21,685

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Weighted-average common
shares outstanding, basic	14,636	15,202	14,652	15,241
Weighted-average dilutive securities	67	70	68	78
Weighted-average common
shares outstanding, diluted	14,703	15,272	14,720	15,319

For the three months ended February 28, 2015 and 2014, there were no anti-dilutive stock-based equity awards outstanding.

For the six months ended February 28, 2015 and 2014,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 2,673 and 8,909, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended February 28, 2015 and 2014, and $0.4 million for each of the six months ended February 28, 2015 and 2014.  Accounts receivable from Tractor Supply were not material as of February 28, 2015.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company is currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2015.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2015, no such commitments were outstanding.

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

In its complaint, IQPC asserted that the Company is obligated to indemnify IQPC for prospective claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC asserted that it was harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. In the Company’s fiscal quarter ended February 28, 2015 the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation delivered a letter to IQPC to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products.

On January 22, 2014, an initial phase of proceedings brought by the Company to require that all of IQPC’s claims be resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement was concluded.  An Arbitration Panel of three Arbitrators selected by the parties tentatively confirmed that all claims arising out of the agreement are subject to arbitration.  Although IQPC continues to contest this determination in the arbitration proceeding, the arbitration proceeding was commenced in August 2014 and the hearing was concluded in January 2015 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, specifically including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In the arbitration proceedings, IQPC is asserting claims for breach of contract damages relating to IQPC’s production of the finished goods inventory prior to termination of the relationship, specifically including storage fees for materials and finished goods held at its facilities after termination of the relationship.  The parties may also seek such declaratory relief as may be appropriate to resolve the dispute.  A decision of the Arbitration Panel is anticipated in May or June of 2015.

The Company believes that IQPC’s claims are without merit and the Company continues to vigorously defend this matter.  At the present time, the Company is unable to estimate the extent of possible loss or a range of possible loss that could result from this legal proceeding.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2015.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2015.

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

The provision for income taxes was 29.6% and 31.0% of income before income taxes for the three months ended February 28, 2015 and 2014, respectively, and 30.1% and 30.6% of income before income taxes for the six months ended February 28, 2015 and 2014, respectively. The decrease in the effective income tax rate for both the three and six months ended February 28, 2015 as compared to the same periods of the prior fiscal year was driven by an increase in the portion of the Company’s total earnings from foreign operations, which are taxed at lower rates, particularly those in the United Kingdom.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2012 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2011 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2015:
Net sales	$44,702	$38,679	$13,950	$-	$97,331
Income from operations	$10,859	$9,255	$3,718	$(6,201)	$17,631
Depreciation and
amortization expense	$1,032	$513	$61	$8	$1,614
Interest income	$2	$117	$59	$-	$178
Interest expense	$272	$-	$3	$-	$275

February 28, 2014:
Net sales	$45,208	$38,111	$10,865	$-	$94,184
Income from operations	$9,878	$8,499	$1,914	$(5,039)	$15,252
Depreciation and
amortization expense	$1,090	$316	$61	$4	$1,471
Interest income	$1	$113	$44	$-	$158
Interest expense	$223	$-	$3	$-	$226

For the Six Months Ended
February 28, 2015:
Net sales	$89,475	$73,270	$30,939	$-	$193,684
Income from operations	$20,825	$15,635	$8,164	$(11,400)	$33,224
Depreciation and
amortization expense	$2,060	$1,055	$116	$16	$3,247
Interest income	$5	$217	$90	$-	$312
Interest expense	$565	$-	$4	$-	$569

February 28, 2014:
Net sales	$89,270	$74,627	$25,828	$-	$189,725
Income from operations	$19,902	$17,434	$5,941	$(11,258)	$32,019
Depreciation and
amortization expense	$2,158	$563	$113	$15	$2,849
Interest income	$2	$214	$73	$-	$289
Interest expense	$436	$-	$5	$-	$441

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Multi-purpose maintenance products	$86,589	$83,804	$171,493	$167,790
Homecare and cleaning products	10,742	10,380	22,191	21,935
Total	$97,331	$94,184	$193,684	$189,725

Note 14. Subsequent Events

On March 24, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on April 30, 2015 to shareholders of record on April 16, 2015.

On April 6, 2015, David Wolf filed a request to dismiss, with prejudice, his claim against the Company.  This legal action was originally filed by Mr. Wolf on February 25, 2014 (David Wolf v. WD-40 Company) and alleged that the Company had intentionally recorded his phone call to the Company’s toll free number without his consent in violation of the California Penal Code Section 632.7. Upon entry of the dismissal by the Superior Court, this proceeding will be terminated. See Note 11 – Commitments and Contingencies for additional information on this claim.

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

 Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. We market our multi-purpose maintenance products and our homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2015:

•

Consolidated net sales increased $4.0 million for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.6 million on consolidated net sales for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $6.6 million from period to period.

➢	Multi-purpose maintenance products sales, which include the WD-40, 3-IN-ONE, and GT85 brands, were $171.5 million, up 2% from the same period last fiscal year.
➢	Homecare and cleaning products sales, which include all other brands, were $22.2 million, up 1% from the same period last fiscal year.

•

Americas segment sales were $89.5 million, and were relatively constant compared to the same period last fiscal year. EMEA segment sales were $73.3 million, down 2% compared to the same period last fiscal year. Asia-Pacific segment sales were $30.9 million, up 20% compared to the same period last fiscal year.

•	Gross profit as a percentage of net sales increased to 52.1% for the six months ended February 28, 2015 compared to 51.8% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.3 million, or 1%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on consolidated net income for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $0.7 million.

•	Diluted earnings per common share for the six months ended February 28, 2015 were $1.49 versus $1.41 in the prior fiscal year period.

•

Share repurchases have been executed under our $60.0 million share buy-back plan, which has been fully utilized with all remaining authorized purchases under the plan completed in the second quarter of fiscal year 2015. We will start to repurchase shares under our new $75.0 million share buy-back plan, which was approved by the Board of Directors in October 2014, in the third quarter of fiscal year 2015.

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

Results of Operations

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$86,589	$83,804	$2,785	3%
Homecare and cleaning products	10,742	10,380	362	3%
Total net sales	97,331	94,184	3,147	3%
Cost of products sold	46,098	45,626	472	1%
Gross profit	51,233	48,558	2,675	6%
Operating expenses	33,602	33,306	296	1%
Income from operations	$17,631	$15,252	$2,379	16%
Net income	$11,333	$10,317	$1,016	10%
Earnings per common share - diluted	$0.76	$0.67	$0.09	13%
Shares used in per share calculations - diluted	14,703	15,272	(569)	(4)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$44,702	$45,208	$(506)	(1)%
EMEA	38,679	38,111	568	1%
Asia-Pacific	13,950	10,865	3,085	28%
Total	$97,331	$94,184	$3,147	3%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$37,877	$38,409	$(532)	(1)%
Homecare and cleaning products	6,825	6,799	26	-
Total	$44,702	$45,208	$(506)	(1)%
% of consolidated net sales	46%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased $0.5 million, or 1%, for the three months ended February 28, 2015 from $45.2 million compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment decreased $0.5 million, or 1%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.  This sales decrease was mainly driven by lower sales of WD-40 multi-purpose maintenance products in Latin America and the U.S., which were down 6% and 1%, respectively, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. The decreases in Latin America and the U.S. were primarily due to a lower level of promotional activities in these regions from period to period.

Sales of homecare and cleaning products in the Americas segment remained constant at $6.8 million for both the three months ended February 28, 2015 and 2014.  Although the overall sales of homecare and cleaning products in the Americas segment remained constant, sales of Spot Shot increased 10%, primarily in the U.S., which was mostly offset by a 6% decrease in sales of the 2000 Flushes automatic toilet bowl cleaners, primarily in Canada.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At February 28, 2015, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $21.6 million, of which $6.1 million was associated with the 2000 Flushes trade name. See Note 5 – Goodwill and Other Intangible Assets for further details on our intangible assets, including our quarterly review of events and circumstances associated with these homecare and cleaning products.

For the Americas segment,  81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended February 28, 2015 compared to the distribution for the three months ended February 28, 2014 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

EMEA

The functional currency of our U.K. subsidiary, the legal entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 45% of its sales are generated in Euro and 25% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$36,644	$36,228	$416	1%
Homecare and cleaning products	2,035	1,883	152	8%
Total	$38,679	$38,111	$568	1%
% of consolidated net sales	40%	40%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $38.7 million, up $0.6 million, or 1%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $41.2 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $3.1 million, or 8%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $0.7 million, or 3%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe direct markets for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: Italy, 14%; Iberia, 11%; France, 9%; and the Germanics region, 4%. The decreased sales in these regions were slightly offset by the sales increase of 9% in the U.K. from period to period. This overall sales decline was primarily due to the general weakening of the Euro, the currency in which a substantial portion of the direct markets sales are generated, relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 7% to 0.7746 during the second quarter of fiscal year 2015 from 0.8305 for the same period in the prior fiscal year. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Also contributing to the overall sales decrease in the direct markets was the timing of customer orders from period to period. Sales from direct markets accounted for 61% of the EMEA segment’s sales for the three months ended February 28, 2015, compared to 64% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.3 million, or 9%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to the general strengthening of the U.S. Dollar, the currency in which a substantial portion of the distributor markets sales are generated, against the Pound Sterling from period to period.  The average exchange rate for the U.S. Dollar against the Pound Sterling increased by 6% to 0.6463 in the second quarter of fiscal year 2015 from 0.6082 for the same period in the prior fiscal year. As a result of this change in foreign currency exchange rates, our sales in the distributor markets increased from period to period in Pound Sterling. Sales also increased from period to period in the distributor markets due to higher sales of WD-40 multi-use products in Northern Europe and the Middle East primarily due to various successful promotional programs in those regions. This sales increase was partially offset by a decrease in sales in Eastern Europe, particularly in Russia and the Ukraine where the political crisis has continued and tensions have remained high. We expect that the political situation in

Russia and the Ukraine will continue to negatively impact sales in our distributor markets in EMEA for at least the remainder of the current fiscal year.  The distributor markets accounted for 39% of the EMEA segment’s total sales for the three months ended February 28, 2015, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$12,068	$9,166	$2,902	32%
Homecare and cleaning products	1,882	1,699	183	11%
Total	$13,950	$10,865	$3,085	28%
% of consolidated net sales	14%	12%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $13.9 million, up $3.0 million, or 28%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended February 28, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $14.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.4 million, or 32%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 70% of the total sales in the Asia-Pacific segment, increased $3.1 million, or 48%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.  Sales in the Asia distributor markets increased $2.0 million, or 44%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, Singapore and Indonesia. Sales in China increased $1.1 million, or 57%, primarily due to new distribution from period to period.

Sales in Australia decreased slightly by $0.1 million for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $0.3 million, or 7%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and a successful promotional program that was conducted in the second quarter of fiscal year 2015, but not in the same period of the prior fiscal year.

Gross Profit

Gross profit increased to $51.2 million for the three months ended February 28, 2015 compared to $48.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 52.6% for the three months ended February 28, 2015 compared to 51.6% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 1.3 percentage points for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our multi-purpose maintenance products come from petroleum-based specialty chemicals, only a small amount of the total cost of a can of such products is directly indexed to the cost of crude oil. Advertising, promotional and other discounts that we give to our customers decreased from period to period, primarily in the Americas and EMEA segments, positively impacting gross margin by 0.5 percentage points. The decrease in such discounts was due to a lower percentage of sales being subject to promotional allowances during the three months ended February 28, 2015 compared to the corresponding period in the prior fiscal year. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Gross margin was also positively impacted by 0.2 percentage points for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months.

These favorable impacts to gross margin were partially offset by 0.8 percentage points due to the combined effects of unfavorable sales mix changes, particularly in our EMEA segment where a higher portion of our sales were in the lower margin distributor markets, and other miscellaneous costs which increased from period to period. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has been to decrease sales, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million and $4.0 million for the three months ended February 28, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2015 increased $0.7 million, or 3%, to $27.4 million from $26.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 28.1% for the three months ended February 28, 2015 from 28.3% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased professional services fees and other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.8 million primarily due to annual compensation increases and higher staffing levels, both of which were slightly offset by decreased earned incentive compensation from period to period. Professional services costs increased $0.2 million due to our continued investment in intellectual property protection and higher legal fees associated with litigation. Other miscellaneous expenses, which primarily include travel and meeting costs, depreciation expense and general office overhead costs, increased by $0.4 million period over period. These increases in SG&A expenses were partially offset by a favorable impact of $0.7 million due to changes in foreign currency exchange from period to period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $1.5 million for three months ended February 28, 2015 and 2014, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2015 decreased $0.5 million, or 9%, to $5.5 million from $6.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.6% for the three months ended February 28, 2015 from 6.4% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Americas segment, which were partially offset by increased promotional activities in the Asia-Pacific segment, from period to period.  Changes in foreign currency exchange rates had a favorable impact of $0.2 million on advertising and sales promotion expenses for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2015 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for three months ended February 28, 2015 were $3.7 million compared to $4.3 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.2 million and $10.3 million for the three months ended February 28, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.8 million and $0.7 million for three months ended February 28, 2015 and 2014, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$10,859	$9,878	$981	10%
EMEA	9,255	8,499	756	9%
Asia-Pacific	3,718	1,914	1,804	94%
Unallocated corporate (1)	(6,201)	(5,039)	(1,162)	23%
	$17,631	$15,252	$2,379	16%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $10.9 million, up 10%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was offset by a $0.5 million decrease in sales. As a percentage of net sales, gross profit for the Americas segment increased from 50.5% to 52.1% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and a lower level of discounts offered to our customers from period to period. The lower level of sales from period to period in the Americas segment was accompanied by a $0.5 million decrease in total operating expenses, much of which was related to advertising and sales promotion expenses. Operating income as a percentage of net sales were 24.3% and 21.9% for the three months ended February 28, 2015 and 2014, respectively.

EMEA

Income from operations for the EMEA segment increased to $9.3 million, up  $0.8 million, or 9%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $0.6 million increase in sales, a slight increase in gross margin and a $0.4 million decrease in operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased slightly from 53.7% to 53.9% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and a lower level of discounts offered to our customers, both of which were almost completely offset by unfavorable changes in sales mix and fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold are denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effects of the weakening of the Euro against the Pound Sterling and the general strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. Operating income as a percentage of net sales increased from 22.3% to 23.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $3.7 million, up $1.8 million, or 94%, for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $3.0 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 48.5% to 51.0% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, favorable changes in sales mix and sales price increases. Operating expenses remained constant period over period and operating income as a percentage of net sales increased from 17.6% for the three month ended February 28, 2014 to 26.7% the three months ended February 28, 2015.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2015	2014	Change
Interest income	$178	$158	$20
Interest expense	$275	$226	$49
Other expense	$1,443	$229	$1,214
Provision for income taxes	$4,758	$4,638	$120

Interest Income

Interest income remained relatively constant for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Other Expense

Other expense increased by $1.2 million for three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 29.6% and 31.0% of income before income taxes for the three months ended February 28, 2015 and 2014, respectively. The decrease in the effective income tax rate from period to period was driven by an increase in the portion of the Company’s total earnings from foreign operations, which are taxed at lower rates, particularly those in the United Kingdom.

Net Income

Net income was $11.3 million, or $0.76 per common share on a fully diluted basis for the three months ended February 28, 2015 compared to $10.3 million, or $0.67 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on net income for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.5 million from period to period.

Six Months Ended February 28, 2015 Compared to Six Months Ended February 28, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$171,493	$167,790	$3,703	2%
Homecare and cleaning products	22,191	21,935	256	1%
Total net sales	193,684	189,725	3,959	2%
Cost of products sold	92,750	91,494	1,256	1%
Gross profit	100,934	98,231	2,703	3%
Operating expenses	67,710	66,212	1,498	2%
Income from operations	$33,224	$32,019	$1,205	4%
Net income	$22,119	$21,799	$320	1%
Earnings per common share - diluted	$1.49	$1.41	$0.08	6%
Shares used in per share calculations - diluted	14,720	15,319	(599)	(4)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$89,475	$89,270	$205	-
EMEA	73,270	74,627	(1,357)	(2)%
Asia-Pacific	30,939	25,828	5,111	20%
Total	$193,684	$189,725	$3,959	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$74,727	$74,331	$396	1%
Homecare and cleaning products	14,748	14,939	(191)	(1)%
Total	$89,475	$89,270	$205	-
% of consolidated net sales	46%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $89.5 million, up $0.2 million for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $0.4 million, or 1%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 multi-purpose maintenance products in Latin America, which were up 7%  from period to period, primarily due to the continued growth of the WD-40 multi-use product throughout the Latin America region, including in Mexico and Chile. The sales increase in Latin America was partially offset by a decrease of 1% in sales in the U.S., primarily due to the timing of promotional activities for the WD-40 multi-use product from period to period.  Sales of multi-purpose maintenance products in Canada remained relatively constant from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $0.2 million, or 1%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a 3% decrease in sales of the 2000 Flushes automatic toilet bowl cleaners,  primarily in Canada, which was mostly offset by a 3% increase in sales of Spot Shot.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for both the six months ended February 28, 2015 and 2014.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$69,596	$70,994	$(1,398)	(2)%
Homecare and cleaning products	3,674	3,633	41	1%
Total	$73,270	$74,627	$(1,357)	(2)%
% of consolidated net sales	38%	39%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $73.3 million, down $1.3 million, or 2%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $75.0 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $0.4 million, or 1%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $2.0 million, or 5%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe direct markets for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: France, 12%; Italy, 10%; Iberia, 9%; and the Germanics region, 1%.  Sales in the U.K. remained relatively constant from period to period. This overall sales decrease in the direct markets was primarily due to the general weakening of the Euro relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 7% to 0.7816 during the first six months of fiscal year 2015 from 0.8403 for the same period in the prior fiscal year. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Also contributing to the overall sales decrease in the direct markets was the timing of customer orders from period to period. Sales from direct markets accounted for 58% of the EMEA segment’s sales for the six months ended February 28, 2015 compared to 60% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.7 million, or 2%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year due in part to the general strengthening of the U.S. Dollar against the Pound Sterling from period to period.  The average exchange rate for the U.S. Dollar against the Pound Sterling increased by 2% to 0.6296 in the first six months of fiscal year 2015 from 0.6186 for the same period in the prior fiscal year. As a result of this change in foreign currency exchange rates, our sales in the distributor markets increased from period to period in Pound Sterling. Sales also increased from period to period in the distributor markets due to higher sales of WD-40 multi-use products in Northern Europe, which was partially offset by a decrease in sales in Eastern Europe, particularly in Russia and the Ukraine where the political crisis has continued and tensions have remained high. The distributor markets accounted for 42% of the EMEA segment’s total sales for the six months ended February 28, 2015, compared to 40% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$27,170	$22,464	$4,706	21%
Homecare and cleaning products	3,769	3,364	405	12%
Total	$30,939	$25,828	$5,111	20%
% of consolidated net sales	16%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $30.9 million, up $5.1 million, or 20%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the six months ended February 28, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $31.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.6 million, or 22%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 71% of the total sales in the Asia-Pacific segment,  increased $5.1 million, or 31%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.  Sales in the Asia distributor markets increased $4.5 million, or 39%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, the Philippines and Indonesia. Sales in China increased $0.6 million, or 12%, primarily due to new distribution and increased promotional activities from period to period.

Sales in Australia remained constant at $8.9 million for both the six months ended February 28, 2015 and 2014.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. On a constant currency basis, sales would have increased by  $0.4 million, or 4%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and promotional activities from period to period.

Gross Profit

Gross profit increased to $100.9 million for the six months ended February 28, 2015 compared to $98.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 52.1% for the six months ended February 28, 2015 compared to 51.8% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 1.0 percentage points for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments.  Gross margin was also positively impacted by 0.2 percentage points for the three months ended February 28, 2015 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months.

These favorable impacts to gross margin were significantly offset by 0.5 percentage points due to the combined effects of unfavorable sales mix changes, particularly in our EMEA segment where a higher portion of our sales were in the lower margin distributor markets, and other miscellaneous costs which increased from period to period, primarily in the EMEA segment. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.4 percentage points primarily due to the fluctuations in the exchange rates for the U.S. Dollar and the Euro against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the weakening of the Euro against the Pound Sterling and the general strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.8 million for each of the six months ended February 28, 2015 and 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2015 increased $1.4 million, or 3%, to $54.8 million from $53.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.3% for the six months ended February 28, 2015 from 28.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased depreciation expense, from period to period.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.1 million primarily due to annual compensation increases and higher staffing levels, both of which were partially offset by lower earned incentive compensation, from period to period. Travel and meeting expenses increased $0.4 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Depreciation expense increased by $0.3 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include general office overhead, freight and insurance costs, increased by $0.1 million period over period. Changes in foreign currency exchange rates had a favorable impact of $0.5 million on SG&A expenses for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.3 million and $2.9 million for the six months ended February 28, 2015 and 2014, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2015 decreased $0.2 million, or 2%, to $11.4 million from $11.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.9% for the six months ended February 28, 2015 from 6.1% for the corresponding period of the prior fiscal year. The slight decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period. This decrease in the Americas segment was mostly offset by increased advertising and sales promotion expenses in the Asia-Pacific segment due to increased promotional activities from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2015 was $7.9 million for both the six months ended February 28, 2015 and the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.3 million and $19.5 million for the six months ended February 28, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.5 million and $1.2 million for the six months ended February 28, 2015 and 2014, respectively. This $0.3 million increase from period to period was primarily due to the Belgium customer list that we acquired from our marketing distributor in the second quarter of fiscal year 2014 and the GT85 Limited acquisition which we completed in September 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$20,825	$19,902	$923	5%
EMEA	15,635	17,434	(1,799)	(10)%
Asia-Pacific	8,164	5,941	2,223	37%
Unallocated corporate (1)	(11,400)	(11,258)	(142)	1%
	$33,224	$32,019	$1,205	4%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $20.8 million, up 5%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 50.3% to 51.4% period over period. This increase in the gross margin was primarily due to the positive impacts of sales mix changes and decreased costs of petroleum-based specialty chemicals and aerosol cans, which were slightly offset by increased warehousing and in-house freight costs from period to period. Operating expenses remained constant at $25.0 million for each of the six months ended February 28, 2015 and 2014.  Operating income as a percentage of net sales increased from 22.3% to 23.3%  from period to period.

EMEA

Income from operations for the EMEA segment decreased to $15.6 million, down $1.8 million, or 10%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $1.3 million decrease in sales and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment slightly decreased from 54.4% to 54.1% period over period primarily due to the combined negative impacts of unfavorable changes in sales mix and foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold are denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the weakening of the Euro against the Pound Sterling and the general strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. These unfavorable impacts were mostly offset by a positive effect of lower costs associated with petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses for the EMEA segment increased by $0.8 million primarily due to higher employee-related costs and increased depreciation and amortization expense from period to period.  Operating income as a percentage of net sales decreased from 23.4% to 21.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.2 million, up $2.2 million, or 37%, for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $5.1 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 49.2% to 49.6% period over period due to the combined positive impacts of sales price increases and decreased costs of petroleum-based specialty chemicals and aerosol cans. The higher level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.4 million increase in total operating expenses. Operating income as a percentage of net sales increased from 23.0% to 26.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28,
	2015	2014	Change
Interest income	$312	$289	$23
Interest expense	$569	$441	$128
Other expense	$1,341	$443	$898
Provision for income taxes	$9,507	$9,625	$(118)

Interest Income

Interest income remained relatively constant for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.1 million for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Expense

Other expense increased by $0.9 million for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 30.1% and 30.6% of income before income taxes for the six months ended February 28, 2015 and 2014, respectively. The decrease in the effective income tax rate from period to period was driven by an increase in the portion of the Company’s total earnings from foreign operations, which are taxed at lower rates, particularly those in the United Kingdom.

Net Income

Net income was $22.1 million, or $1.49 per common share on a fully diluted basis for the six months ended February 28, 2015 compared to $21.8 million, or $1.41 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on net income for the six months ended February 28, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.7 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Gross margin	53%	52%	52%	52%
Cost of doing business as a percentage of net sales	34%	34%	34%	34%
EBITDA as a percentage of net sales	18%	18%	18%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Total operating expenses - GAAP	$33,602	$33,306	$67,710	$66,212
Amortization of definite-lived intangible assets	(757)	(654)	(1,526)	(1,246)
Depreciation (in operating departments)	(202)	(529)	(405)	(1,014)
Cost of doing business	$32,643	$32,123	$65,779	$63,952
Net sales	$97,331	$94,184	$193,684	$189,725
Cost of doing business as a percentage of net sales	34%	34%	34%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income - GAAP	$11,333	$10,317	$22,119	$21,799
Provision for income taxes	4,758	4,638	9,507	9,625
Interest income	(178)	(158)	(312)	(289)
Interest expense	275	226	569	441
Amortization of definite-lived intangible assets	757	654	1,526	1,246
Depreciation	857	817	1,721	1,603
EBITDA	$17,802	$16,494	$35,130	$34,425
Net sales	$97,331	$94,184	$193,684	$189,725
EBITDA as a percentage of net sales	18%	18%	18%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $13.5 million for the six months ended February 28, 2015 compared to $14.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $125.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on January 7, 2018. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans.  During the six months ended February 28, 2015, we borrowed an additional $5.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. The balances on these draws and conversions have remained within a short-term classification due to certain contractual clauses included in our line of credit agreement with Bank of America. As of February 28, 2015, we had a $103.0 million outstanding balance on the revolving credit facility and no other letters of credit outstanding or restrictions on the amount available on this line of credit. The revolving credit facility agreement requires us to maintain minimum consolidated EBITDA of $40.0 million, measured on a trailing twelve month basis, at each reporting period. At February 28, 2015,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At February 28, 2015, we had a total of $43.7 million in cash and cash equivalents. Of this balance, $34.3 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at February 28, 2015,  the liquidity provided by our $125.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2015	2014	Change
Net cash provided by operating activities	$13,496	$14,307	$(811)
Net cash used in investing activities	(6,446)	(8,331)	1,885
Net cash used in financing activities	(18,714)	(20,182)	1,468
Effect of exchange rate changes on cash and cash equivalents	(2,438)	1,734	(4,172)
Net decrease in cash and cash equivalents	$(14,102)	$(12,472)	$(1,630)

Operating Activities

Net cash provided by operating activities decreased $0.8 million to $13.5 million for the six months ended February 28, 2015 from $14.3 million for the corresponding period of the prior fiscal year. This decrease from period to period was primarily due to changes in operating assets and liabilities, the most significant of which were changes in accrued payroll and related expenses, trade accounts receivable, income taxes payable and other assets.

The change in accrued payroll and related expenses from period to period was primarily due to the payment of fiscal year 2014 earned incentive compensation during the six months ended February 28, 2015 which were lower than those paid in the corresponding period of the prior fiscal year for incentive compensation earned in 2013.  This change in accrued payroll and related expenses was also attributable to lower incentive compensation accruals to date for fiscal year 2015 as compared to fiscal year 2014. Trade accounts receivable balances for the first six months of fiscal year 2015 were higher as compared to the same period of fiscal year 2014 primarily due to the timing of sales during the second quarter of each year and the timing of payments received from our customers from period to period. Income taxes payable decreased from period to period primarily due to the timing of income tax payments and accruals.  Balances for other assets decreased primarily due to changes in our income taxes receivable balances from period to period and the initial recording of an insurance reimbursable item in the second quarter of fiscal year 2014 and its final settlement in the first quarter of fiscal year 2015.

Investing Activities

Net cash used in investing activities decreased $1.9 million to $6.4 million for the six months ended February 28, 2015 from $8.3 million for the corresponding period of the prior fiscal year primarily due to a decrease of $3.8 million in purchases of short term investments that were made by our U.K. and Australia subsidiaries from period to period.  There was also a decrease of $1.8 million in cash outflow related to the Belgium customer list that we acquired in fiscal year 2014.  These decreases from period to period were  significantly offset by a $3.7 million cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in September 2014 and a $0.8 million increase due to a higher level of purchases of property and equipment from period to period.

Financing Activities

Net cash used in financing activities decreased $1.5 million to $18.7 million for the six months ended February 28, 2015 from $20.2 million for the corresponding period of the prior fiscal year primarily due to a $7.7 million decrease in treasury stock purchases, which was offset by a $5.0 million decrease of cash inflow from our revolving credit facility. In addition, there was a $0.6 million increase in dividends paid from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.4 million for the six months ended February 28, 2015 as compared to an increase in cash of $1.7 million for the six months ended February 28, 2014. The change of $4.1 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Commercial Commitments

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products.  The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period.  If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we are currently obligated to purchase $1.7 million of inventory which is included in inventories in the Company’s condensed consolidated balance sheet as of February 28, 2015.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2015, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which becomes effective once the Company’s existing $60.0 million plan has been exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. Through February 28, 2015, no repurchases were made under this $75.0 million plan.

Dividends

On March 24, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on April 30, 2015 to shareholders of record on April 16, 2015. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting  organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities.  This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impacts of this updated guidance on its consolidated financial statements and related disclosures.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for each of the three months ended February 28, 2015 and 2014, and $0.4 million for each of the six months ended February 28, 2015 and 2014. Accounts receivable from Tractor Supply were not material as of February 28, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2015,  the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On February 25, 2014, a legal action was filed against the Company in the Superior Court of California for San Diego County (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint seeks class action status and alleges that the Company violated California Penal Code Section 632.7 which prohibits the interception or reception and intentional recording of “a communication transmitted between two cellular radio telephones, a cellular radio telephone and a landline telephone, two cordless telephones, a cordless telephone and a landline telephone, or a cordless telephone and a cellular radio telephone” without the consent of both parties to the communication.  Mr. Wolf alleges that he called a toll free number for the Company from his cellular radio telephone and that his call was recorded by the Company without his consent in violation of the statute. The California Penal Code provides for a private right of action to persons who are injured by a violation of the statute.  If entitled to recover, the injured plaintiff may recover the greater of $5,000 or three times the amount of actual damages sustained by the plaintiff.  On April 6, 2015, Mr. Wolf filed a request for dismissal with prejudice as to his individual claim against the Company.  Upon entry of the dismissal by the Superior Court, this proceeding will be terminated.

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

In its complaint, IQPC asserted that the Company is obligated to indemnify IQPC for prospective claims and losses based on a 1993 indemnity agreement and pursuant to common law.  IQPC asserted that it was harmed by the Company's allegedly retaliatory conduct in seeking to terminate its relationship with IQPC, allegedly in response to the safety concerns identified by IQPC. IQPC seeks declaratory relief to establish that it is entitled to indemnification and also to establish that the Company is responsible for reporting the alleged safety concerns to the United States Consumer Products Safety Commission and to the United States Department of Transportation. In the Company’s fiscal quarter ended February 28, 2015 the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation delivered a letter to IQPC to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products.

On January 22, 2014, an initial phase of proceedings brought by the Company to require that all of IQPC’s claims be resolved by arbitration under the rules of the American Arbitration Association in accordance with an arbitration provision of the parties’ pre-existing 1996 Manufacturing License and Product Purchase Agreement was concluded.  An Arbitration Panel of three Arbitrators selected by the parties tentatively confirmed that all claims arising out of the agreement are subject to arbitration.  Although IQPC continues to contest this determination in the arbitration proceeding, the arbitration proceeding was commenced in August 2014 and the hearing was concluded in January 2015 in San Diego, California.  In its claim for arbitration, the Company seeks damages from IQPC arising out of the termination of the relationship, specifically including damages arising out of IQPC’s failure to cooperate with the Company with respect to the required sale and shipment of finished goods inventory to the Company in conjunction with the termination of the relationship.  In the arbitration proceedings, IQPC is asserting claims for breach of contract damages relating to IQPC’s production of the finished goods inventory prior to termination of the relationship, specifically including storage fees for materials and finished goods held at its facilities after termination of the relationship.  The parties may also seek such declaratory relief as may be appropriate to resolve the dispute.  A decision of the Arbitration Panel is anticipated in May or June of 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company has utilized the entire authorized amount and completed the repurchases under this share buy-back plan.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which becomes effective once the Company’s existing $60.0 million plan has been exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. Through February 28, 2015, no repurchases were made under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2015.  All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2014 and December 17, 2014 and between February 17, 2015 and February 28, 2015 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	6,036	$78.04	6,036	$4,217,009
January 1 - January 31	19,608	$84.57	19,608	$2,558,392
February 1 - February 28	30,921	$82.72	30,921	$-
Total	56,565	$82.86	56,565

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2015	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer