Form 10-Q
period 2015-05-31
WD 40 CO
filed 2015-07-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2015 was 14,488,132.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2015

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46,917	$57,803
Short-term investments	48,261	45,050
Trade and other accounts receivable, less allowance for doubtful accounts of $424 and $406 at May 31, 2015
and August 31, 2014, respectively	62,213	63,618
Inventories	33,203	34,989
Current deferred tax assets, net	5,709	5,855
Other current assets	4,066	8,339
Total current assets	200,369	215,654
Property and equipment, net	11,214	9,702
Goodwill	96,440	95,499
Other intangible assets, net	23,749	23,671
Other assets	3,262	3,154
Total assets	$335,034	$347,680

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,502	$18,031
Accrued liabilities	15,937	18,382
Revolving credit facility, current portion	-	98,000
Accrued payroll and related expenses	11,186	15,969
Income taxes payable	28	1,529
Total current liabilities	45,653	151,911
Revolving credit facility	108,000	-
Long-term deferred tax liabilities, net	23,142	24,253
Other long-term liabilities	2,250	2,101
Total liabilities	179,045	178,265

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,527,923 and 19,464,310 shares issued at May 31, 2015 and
August 31, 2014, respectively; and 14,481,172 and 14,754,362 shares
outstanding at May 31, 2015 and August 31, 2014, respectively	20	19
Additional paid-in capital	140,147	136,212
Retained earnings	254,503	237,596
Accumulated other comprehensive income (loss)	(7,280)	1,103
Common stock held in treasury, at cost ― 5,046,751 and 4,709,948
shares at May 31, 2015 and August 31, 2014, respectively	(231,401)	(205,515)
Total shareholders' equity	155,989	169,415
Total liabilities and shareholders' equity	$335,034	$347,680

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Net sales	$92,485	$95,650	$286,169	$285,375
Cost of products sold	43,213	46,511	135,963	138,005
Gross profit	49,272	49,139	150,206	147,370

Operating expenses:
Selling, general and administrative	26,640	26,887	81,424	80,237
Advertising and sales promotion	5,506	6,465	16,906	18,081
Amortization of definite-lived intangible assets	754	684	2,280	1,930
Total operating expenses	32,900	34,036	100,610	100,248

Income from operations	16,372	15,103	49,596	47,122

Other income (expense):
Interest income	113	136	425	425
Interest expense	(343)	(268)	(912)	(709)
Other expense	(444)	(11)	(1,785)	(454)
Income before income taxes	15,698	14,960	47,324	46,384
Provision for income taxes	4,733	4,554	14,240	14,179
Net income	$10,965	$10,406	$33,084	$32,205

Earnings per common share:
Basic	$0.75	$0.69	$2.25	$2.11
Diluted	$0.75	$0.69	$2.24	$2.10

Shares used in per share calculations:
Basic	14,546	14,977	14,616	15,152
Diluted	14,615	15,051	14,685	15,229
Dividends declared per common share	$0.38	$0.34	$1.10	$0.99

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Net income	$10,965	$10,406	$33,084	$32,205
Other comprehensive (loss) income:
Foreign currency translation adjustment	(137)	805	(8,383)	7,235
Total comprehensive income	$10,828	$11,211	$24,701	$39,440

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	63,613	1	821					822
Stock-based compensation			2,205					2,205
Tax benefits from settlements of
stock-based equity awards			909					909
Cash dividends ($1.10 per share)				(16,177)				(16,177)
Acquisition of treasury stock						336,803	(25,886)	(25,886)
Foreign currency translation adjustment					(8,383)			(8,383)
Net income				33,084				33,084
Balance at May 31, 2015	19,527,923	$20	$140,147	$254,503	$(7,280)	5,046,751	$(231,401)	$155,989

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2015	2014
Operating activities:
Net income	$33,084	$32,205
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,824	4,337
Net gains on sales and disposals of property and equipment	(82)	(41)
Deferred income taxes	(1,229)	(330)
Excess tax benefits from settlements of stock-based equity awards	(906)	(824)
Stock-based compensation	2,205	1,942
Unrealized foreign currency exchange losses (gains), net	2,393	(159)
Provision for bad debts	214	174
Changes in assets and liabilities:
Trade and other accounts receivable	(3,787)	(3,681)
Inventories	1,078	(4,716)
Other assets	3,817	(1,616)
Accounts payable and accrued liabilities	(1,596)	21
Accrued payroll and related expenses	(5,003)	(6,924)
Income taxes payable	130	1,718
Other long-term liabilities	184	17
Net cash provided by operating activities	35,326	22,123

Investing activities:
Purchases of property and equipment	(4,068)	(3,023)
Proceeds from sales of property and equipment	420	250
Purchase of intangible assets	-	(1,789)
Acquisition of business	(3,705)	-
Purchases of short-term investments	(8,167)	(5,756)
Maturities of short-term investments	1,636	914
Net cash used in investing activities	(13,884)	(9,404)

Financing activities:
Treasury stock purchases	(25,886)	(30,482)
Dividends paid	(16,177)	(15,096)
Proceeds from issuance of common stock	1,483	1,265
Excess tax benefits from settlements of stock-based equity awards	906	824
Proceeds from revolving credit facility	10,000	20,000
Net cash used in financing activities	(29,674)	(23,489)
Effect of exchange rate changes on cash and cash equivalents	(2,654)	2,231
Net decrease in cash and cash equivalents	(10,886)	(8,539)
Cash and cash equivalents at beginning of period	57,803	53,434
Cash and cash equivalents at end of period	$46,917	$44,895

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets.  At May 31, 2015, the Company had a notional amount of $6.7 million outstanding in foreign currency forward contracts, which mature from June through August 2015. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2015 and August 31, 2014. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and nine month periods ended May 31, 2015 and 2014.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2015, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy.  The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the nine months ended May 31, 2015, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after

December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting  organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2015	2014
Product held at third-party contract manufacturers	$4,798	$3,945
Raw materials and components	4,066	3,670
Work-in-process	380	261
Finished goods	23,959	27,113
Total	$33,203	$34,989

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2015	2014
Machinery, equipment and vehicles	$15,396	$13,459
Buildings and improvements	4,182	4,044
Computer and office equipment	4,001	3,312
Software	7,061	6,824
Furniture and fixtures	1,458	1,421
Land	282	295
Subtotal	32,380	29,355
Less: accumulated depreciation and amortization	(21,166)	(19,653)
Total	$11,214	$9,702

Note 5.  Goodwill and Other Intangible Assets

Acquisitions

During the first quarter of fiscal year 2015, the Company entered into an agreement by and between GT 85 Limited (“GT85”) and WD-40 Company Limited, which is the Company’s U.K. subsidiary, to acquire the GT85 business and certain of its assets for a purchase consideration of $4.1 million. Of this purchase consideration, $3.7 million was paid in cash upon completion of the acquisition (“completion”) and the remaining balance will be paid nine months following completion provided that the WD-40 Company Limited has not asserted a claim arising under the terms of the acquisition agreement.  If an unresolved claim is outstanding nine months following completion, the asserted amount of the claim will continue to be retained until the matter is resolved.  Located in the U.K., the GT85 business was engaged in the marketing and sale of the GT85® and SG85 brands of multi-purpose maintenance products. This acquisition complements the Company’s multi-purpose maintenance products and will help to build upon its strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$85,581	$8,707	$1,211	$95,499
GT85 acquisition	-	1,231	-	1,231
Translation adjustments	(44)	(245)	(1)	(290)
Balance as of May 31, 2015	$85,537	$9,693	$1,210	$96,440

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill for the quarter ended May 31, 2015.

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

	May 31,	August 31,
	2015	2014

Gross carrying amount	$38,925	$36,670
Accumulated amortization	(13,974)	(12,021)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	(125)	99
Net carrying amount	$23,749	$23,671

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended May 31, 2015.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2015 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$19,328	$4,343	$-	$23,671
Amortization expense	(1,656)	(624)	-	(2,280)
GT85 customer relationships	-	1,579	-	1,579
GT85 trade name	-	901	-	901
GT85 technology	-	159	-	159
Translation adjustments	-	(281)	-	(281)
Balance as of May 31, 2015	$17,672	$6,077	$-	$23,749

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2015	$618	$133	$10
Fiscal year 2016	2,455	534	40
Fiscal year 2017	2,455	533	40
Fiscal year 2018	2,455	533	40
Fiscal year 2019	2,455	309	-
Thereafter	10,547	592	-
Total	$20,985	$2,634	$130

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2015	2014
Accrued advertising and sales promotion expenses	$9,288	$10,140
Accrued professional services fees	1,479	1,715
Accrued sales taxes	522	934
Accrued other taxes	257	476
Other	4,391	5,117
Total	$15,937	$18,382

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2015	2014
Accrued incentive compensation	$4,297	$8,558
Accrued payroll	3,490	2,813
Accrued profit sharing	1,638	2,424
Accrued payroll taxes	1,288	1,602
Other	473	572
Total	$11,186	$15,969

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). On May 13, 2015, the Company entered into a second amendment (the “Second Amendment”) to this existing unsecured credit agreement with Bank of America.   The amended agreement extended the maturity date of the revolving credit facility for five years from the effective date of the Second Amendment and increased the revolving commitment to an amount not to exceed $150.0 million.  The new maturity date for the revolving credit facility is May 13, 2020.  Per the terms of the amended agreement, all loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a predetermined margin of 0.85 percent and all loans denominated in foreign currencies will accrue interest at LIBOR plus the same predetermined margin (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). Interest on outstanding loans is due and payable on a quarterly basis through the credit facility maturity date. The Company may also borrow against the credit facility through the issuance of standby letters of credit. Outstanding letters of credit are subject to a fee equal to a 0.85 percent per annum applied to amounts available to be drawn on outstanding letters of credit. In addition, the Company incurs commitment fees for the credit facility at an annual rate of 0.125 percent applied to the portion of the total credit facility commitment that has not been borrowed.

In accordance with the Second Amendment, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America.    No such autoborrow agreement has been signed to date.  The Second Amendment also eliminated the material adverse effect clause as an event of default. In addition to other non-material technical amendments to the agreement, the Second Amendment revised the definition of consolidated EBITDA to include the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA and the terms of the financial covenants per the Second Amendment are as follows:

•

The consolidated leverage ratio cannot be greater than three to one.  The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters

•

The consolidated interest coverage ratio cannot be less than three to one.  The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters.

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

Prior to the execution of the Second Amendment and the removal of the material adverse effect clause as an event of default, all amounts outstanding under the revolving credit facility were classified as short-term on the Company’s consolidated balance sheets as Bank of America could require the Company to immediately repay all amounts outstanding on the credit facility based on subjective factors.   With the removal of the material adverse effect clause as an event of default, Bank of America can no longer require this immediate repayment of amounts outstanding on the line of credit.  As a result, the Company is permitted to classify draws on the line of credit as long-term provided that management has determined it has the ability and intent to refinance such draws on the line of credit for a period in excess of twelve months.  The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit.  Since the autoborrow feature within the Second Amendment allows for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement would be classified as short-term on the Company’s consolidated balance sheets.

During the nine months ended May 31, 2015,  the Company borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of May 31, 2015, the Company had a $108.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility. Based on management’s ability and intent assessment in the third quarter of fiscal year 2015, it concluded that all amounts outstanding under the revolving credit facility were long-term as of May 31, 2015 and classified them as such on the accompanying consolidated balance sheets.

Note 8. Share Repurchase Plans

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan as of the end of the second quarter of fiscal year 2015.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2015, the Company repurchased 136,396 shares at a total cost of $11.3 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$10,965	$10,406	$33,084	$32,205
Less: Net income allocated to
participating securities	(68)	(59)	(198)	(173)
Net income available to common shareholders	$10,897	$10,347	$32,886	$32,032

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Weighted-average common
shares outstanding, basic	14,546	14,977	14,616	15,152
Weighted-average dilutive securities	69	74	69	77
Weighted-average common
shares outstanding, diluted	14,615	15,051	14,685	15,229

For the three months ended May 31,  2015 and 2014, there were no anti-dilutive stock-based equity awards outstanding.

For the nine months ended May 31, 2015 and 2014,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 1,782 and 5,939, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.2 million for the three months ended May 31, 2015 and 2014, respectively, and $0.7 million and $0.6 million for the nine months ended May 31, 2015 and 2014, respectively.  Accounts receivable from Tractor Supply were not material as of May 31, 2015.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company concluded that it was obligated to purchase $1.7 million of finished goods inventory.  As a result, this amount was included in inventory in the Company’s condensed consolidated balance sheet in prior periods beginning with the fourth quarter of fiscal year 2012.  According to the Interim Award of the Arbitration Panel in the Company’s dispute with IQ Products Company as described in the Litigation section below, the Company has no contractual obligation to purchase the finished goods inventory held by IQ Products Company.  Therefore, inventory and the corresponding accrued liability have been reduced by $1.7 million in the Company’s condensed consolidated balance sheet as of May 31, 2015.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2015,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On February 25, 2014, a suit was filed against the Company in a Superior Court of California (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint sought class action status and alleged that the Company violated California Penal Code Section 632.7, which prohibits the interception or reception and intentional recording of a cordless or cell phone call without the consent of both parties to the communication.  As reported in the Company’s quarterly report on Form 10-Q filed on April 9, 2015, the plaintiff filed a request for dismissal with prejudice on April 6, 2015.  On April 27, 2015, the Superior Court dismissed the proceeding.

On May 31, 2012, a legal action was filed against the Company in a United States District Court, in Texas (IQ Products Company v. WD-40 Company). The complaint alleged that the Company wrongfully terminated a contract manufacturing relationship. IQ Products Company (“IQPC”) also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products.

As reported in the Company’s quarterly report on Form 10-Q filed on April 9, 2015, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation addressed a letter to IQPC on November 13, 2014 to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products. Pursuant to a court order the dispute was submitted to arbitration. On May 15, 2015, the arbitrators issued their Interim Award and decision on the merits of the dispute.  The arbitrators rejected all of IQPC’s claims.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2015.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2015.

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

The provision for income taxes was 30.2% and 30.4% of income before income taxes for the three months ended May 31, 2015 and 2014, respectively, and 30.1% and 30.6% of income before income taxes for the nine months ended May 31, 2015 and 2014, respectively. The decrease in the effective income tax rate for both the three and nine months ended May 31, 2015 as compared to the same periods of the prior fiscal year was driven by the portion of the Company’s total earnings from foreign operations, particularly in the United Kingdom, which are taxed at decreasing tax rates.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2015:
Net sales	$49,744	$30,335	$12,406	$-	$92,485
Income from operations	$13,542	$6,195	$2,372	$(5,737)	$16,372
Depreciation and
amortization expense	$995	$509	$66	$7	$1,577
Interest income	$1	$87	$25	$-	$113
Interest expense	$341	$-	$2	$-	$343

May 31, 2014:
Net sales	$45,096	$36,678	$13,876	$-	$95,650
Income from operations	$9,991	$7,306	$2,564	$(4,758)	$15,103
Depreciation and
amortization expense	$1,035	$384	$64	$5	$1,488
Interest income	$3	$104	$29	$-	$136
Interest expense	$266	$-	$2	$-	$268

For the Nine Months Ended
May 31, 2015:
Net sales	$139,219	$103,605	$43,345	$-	$286,169
Income from operations	$34,367	$21,830	$10,536	$(17,137)	$49,596
Depreciation and
amortization expense	$3,055	$1,564	$182	$23	$4,824
Interest income	$6	$304	$115	$-	$425
Interest expense	$906	$-	$6	$-	$912

May 31, 2014:
Net sales	$134,366	$111,305	$39,704	$-	$285,375
Income from operations	$29,893	$24,740	$8,505	$(16,016)	$47,122
Depreciation and
amortization expense	$3,193	$947	$177	$20	$4,337
Interest income	$5	$318	$102	$-	$425
Interest expense	$702	$-	$7	$-	$709

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Multi-purpose maintenance products	$81,512	$84,817	$253,005	$252,607
Homecare and cleaning products	10,973	10,833	33,164	32,768
Total	$92,485	$95,650	$286,169	$285,375

Note 14. Subsequent Events

On June 23, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on July 31, 2015 to shareholders of record on July 17, 2015.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for multi-purpose maintenance products; expected levels of promotional and advertising spending; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; and forecasted foreign currency exchange rates and commodity prices.  These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2015:

•

Consolidated net sales increased $0.8 million for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $6.7 million on consolidated net sales for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $7.5 million from period to period. Of the $6.7 million unfavorable impact from changes in foreign currency exchange rates, $4.7 million came from our EMEA segment, which accounted for 36% of our consolidated sales for the nine months ended May 31, 2015.

•	Gross profit as a percentage of net sales increased to 52.5% for the nine months ended May 31, 2015 compared to 51.6% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.9 million, or 3%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.8 million on consolidated net income for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $1.7 million.

•	Diluted earnings per common share for the nine months ended May 31, 2015 were $2.24 versus $2.10 in the prior fiscal year period.

•

Share repurchases have been executed under both our previous $60.0 million and current $75.0 million approved share buy-back plans. The $60.0 million plan has been fully utilized with all authorized purchases under the plan completed as of the end of the second quarter of fiscal year 2015. During the period from March 1, 2015 through May 31, 2015, the Company repurchased 136,396 shares at an average price of $83.09 per share, for a total cost of $11.3 million under the new $75.0 million plan which was approved by the Company’s Board of Directors in October 2014.

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

Results of Operations

Three Months Ended May 31, 2015 Compared to Three Months Ended May 31, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$81,512	$84,817	$(3,305)	(4)%
Homecare and cleaning products	10,973	10,833	140	1%
Total net sales	92,485	95,650	(3,165)	(3)%
Cost of products sold	43,213	46,511	(3,298)	(7)%
Gross profit	49,272	49,139	133	-
Operating expenses	32,900	34,036	(1,136)	(3)%
Income from operations	$16,372	$15,103	$1,269	8%
Net income	$10,965	$10,406	$559	5%
Earnings per common share - diluted	$0.75	$0.69	$0.06	9%
Shares used in per share calculations - diluted	14,615	15,051	(436)	(3)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$49,744	$45,096	$4,648	10%
EMEA	30,335	36,678	(6,343)	(17)%
Asia-Pacific	12,406	13,876	(1,470)	(11)%
Total	$92,485	$95,650	$(3,165)	(3)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$42,160	$37,624	$4,536	12%
Homecare and cleaning products	7,584	7,472	112	1%
Total	$49,744	$45,096	$4,648	10%
% of consolidated net sales	54%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $49.8 million, up $4.6 million, or 10%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased  $4.5 million, or 12%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  This sales increase was mainly driven by higher sales of WD-40 multi-purpose maintenance products in the U.S. and Canada, both of which were up 13% and in Latin America which were up 7% for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. The increases in the U.S. and Canada were primarily due to increased distribution and a  higher level of promotional activities in these regions from period to period. The increase in Latin America was due to higher sales of WD-40 multi-use product, primarily in Mexico due to a successful promotional program which was conducted in the third quarter of fiscal year 2015.  Sales of multi-purpose maintenance products in the U.S. were also favorably impacted by increased sales of the WD-40 Specialist product from period to period due to increased promotional activities and new distribution.

Sales of homecare and cleaning products in the Americas segment increased  $0.1 million, or 1%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, increased 3% primarily driven by higher sales of the 2000 Flushes automatic toilet bowl cleaner, which were up 22% from period to period. This sales increase in the U.S. was partially offset by 31% lower sales of 2000 Flushes automatic toilet bowl cleaner in Canada. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At May 31, 2015, the carrying value of definite-lived intangible assets associated with the Company’s trade names for its homecare and cleaning products was $21.0 million, of which $5.8 million was associated with the 2000 Flushes trade name. See Note 5 – Goodwill and Other Intangible Assets for further details on our intangible assets, including our quarterly review of events and circumstances associated with these homecare and cleaning products.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for both the three months ended May 31, 2015 and 2014.

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

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$28,758	$35,188	$(6,430)	(18)%
Homecare and cleaning products	1,577	1,490	87	6%
Total	$30,335	$36,678	$(6,343)	(17)%
% of consolidated net sales	33%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $30.3 million, down  $6.3 million, or 17%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $33.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $3.3 million, or 9%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $1.3 million, or 6%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  We experienced sales decreases throughout most of the Europe direct markets for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: Italy, 20%; Iberia, 19%; and France, 16%.  The decreased sales in these regions were slightly offset by the sales increase of 5% in the U.K. from period to period. Sales in the Germanics region remained relatively constant from period to period. The overall sales decline was primarily due to the continued weakening of the Euro, the currency in which a substantial portion of the direct markets sales are generated, relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 12% to 0.7266 during the third quarter of fiscal year 2015 from 0.8236 for the same period in the prior fiscal year. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the three months ended May 31, 2015, compared to 59% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $5.0 million, or 33%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due a significant decrease in sales in Russia and Ukraine as a result of the political and economic instability in Eastern Europe. During the third quarter of fiscal year 2015, we recorded no sales in Ukraine and only recorded sales for Russia in the last month of the quarter. It is uncertain how long the political and economic situation in Russia and Ukraine will last.  This overall sales decrease was slightly offset by the general strengthening of the U.S. Dollar, the currency in which a significant portion of the distributor market sales are generated, against the Pound Sterling from period to period, which increased sales. The distributor markets accounted for 33% of the EMEA segment’s total sales for the three months ended May 31, 2015, compared to 41% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$10,594	$12,005	$(1,411)	(12)%
Homecare and cleaning products	1,812	1,871	(59)	(3)%
Total	$12,406	$13,876	$(1,470)	(11)%
% of consolidated net sales	13%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $12.4 million, down  $1.5 million, or 11%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the three months ended May 31, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $13.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $0.7 million, or 6%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 65% of the total sales in the Asia-Pacific segment,  decreased $1.4 million, or 15%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  Sales in the Asia distributor markets decreased $1.8 million, or 28%, from period to period primarily due to a defective aerosol can component that was contained in one size of our WD-40 multi-use product which resulted in an inability to fully evacuate the contents from the aerosol can.  Since some of this defective product had been sold to our marketing distributors located in Hong Kong, Taiwan, Indonesia, Myanmar and Vietnam during the third quarter, we recorded allowances to reverse these sales during the period in the amount of approximately $0.9 million.  In addition to the sales return allowances that we recorded during the period associated with this quality issue,  sales of this specific product to our marketing distributors declined in the third quarter of fiscal year 2015 as compared to the same period of the prior fiscal year. Although the third quarter of fiscal year 2015 sales to our Asia distributors was negatively impacted by this quality issue,  it was a very isolated incident and one which was quickly addressed from a quality perspective.  As a result, we do not expect that sales levels in the Asia markets will be negatively affected by this quality issue in future periods. Sales in China increased $0.3 million, or 10%, primarily due to new distribution, particularly in Southern China, from period to period.

Sales in Australia remained constant at $4.4 million for both the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in Australia. In functional currency, which is the Australian Dollar, sales increased by 16% for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and promotional activities from period to period as well as a price increase which was implemented at the end of the second quarter of fiscal year 2015.

Gross Profit

Gross profit increased to $49.3 million for the three months ended May 31, 2015 compared to $49.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 53.3% for the three months ended May 31, 2015 compared to 51.4% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 2.6 percentage points for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments.  There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our multi-purpose maintenance products come from petroleum-based specialty chemicals, only a small amount of the total cost of a can of such products is directly indexed to the cost of crude oil. Gross margin was positively impacted by 0.3 percentage points for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to lower warehousing and in-bound freight costs, particularly in the Americas segment. The combined effects of favorable sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.3 percentage points from period to period. The overall favorable sales mix changes mainly came from our EMEA segment where a higher portion of our sales were in the higher margin direct markets in the third quarter of fiscal year 2015 compared to the corresponding period of the prior fiscal year. Partially offsetting the favorable sales mix changes was the write-off of product and other costs that we recorded in the third quarter of fiscal year 2015 associated with the defective aerosol can component issue in the Asia distributor markets.

These favorable impacts to gross margin were partially offset by 1.1 percentage points due to a higher level of advertising, promotional and other discounts that we give to our customers from period to period. The increase in such discounts was partially due to a higher percentage of sales being subject to promotional allowances during the three months ended May 31, 2015 compared to the corresponding period in the prior fiscal year, primarily in the Americas and Asia-Pacific segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Changes in foreign currency exchange rates negatively impacted gross margin by 0.5 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused our sales to decrease, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.0 million and $4.4 million for the three months ended May 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2015 decreased $0.3 million, or 1%, to $26.6 million from $26.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.8% for the three months ended May 31, 2015 from 28.1% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was primarily attributable to a favorable impact of $1.1 million due to changes in foreign currency exchange rates and a decrease of $0.8 million in professional services costs from period to period.  The decrease in professional services costs was primarily due to lower legal fees associated with litigation and intellectual property protection activities and general consulting services in our Americas and EMEA segments. These decreases were significantly offset by higher employee-related costs, a  higher level of expenses associated with travel and meetings and other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.0 million primarily due to annual compensation increases and higher staffing levels from period to period. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses, which primarily include research and development costs, depreciation expense and general office overhead costs, increased by $0.4 million period over period.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.2 million and  $2.0 million for three months ended May 31, 2015 and 2014, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary or offset each other from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2015 decreased $1.0 million, or 15%, to $5.5 million from $6.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.0% for the three months ended May 31, 2015 from 6.8% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the EMEA and Asia-Pacific segments, which were partially offset by increased promotional activities in the Americas segment, from period to period. Changes in foreign currency exchange rates had a favorable impact of $0.3 million on advertising and sales promotion expenses for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2015 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2015 were $4.2 million compared to $4.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.7 million and $10.5 million for the three months ended May 31, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.8 million and $0.7 million for three months ended May 31, 2015 and 2014, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$13,542	$9,991	$3,551	36%
EMEA	6,195	7,306	(1,111)	(15)%
Asia-Pacific	2,372	2,564	(192)	(7)%
Unallocated corporate (1)	(5,737)	(4,758)	(979)	21%
	$16,372	$15,103	$1,269	8%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $13.5 million, up $3.6 million, or 36%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $4.6 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 50.4% to 53.5% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and lower warehousing and in-bound freight costs, both of which were partially offset by a higher level of advertising, promotional and other discounts that we offered to our customers from period to period. Operating expenses remained relatively constant period over period and operating income as a percentage of net sales increased from 22.2% for the three months ended May 31, 2014 to 27.2% the three months ended May 31, 2015.

EMEA

Income from operations for the EMEA segment decreased to $6.2 million, down  $1.1 million, or 15%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $6.3 million decrease in sales, which was accompanied by a $1.8 million decrease in total operating expenses. The decrease in operating expenses was driven mainly by lower advertising and sales promotion expenses and freight costs as well as decreased employee-related costs. As a percentage of net sales, gross profit for the EMEA segment increased from 53.8% to 55.3% period over period primarily due to the positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, favorable changes in sales mix and price increases, all of which were partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. Operating income as a percentage of net sales increased from 19.9% to 20.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $2.4 million, down  $0.2 million, or 7%, for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $1.5 million decrease in sales and a lower gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 48.2% to 47.5% period over period primarily due to a higher level of advertising, promotional and other discounts that we gave to our customers from period to period, primarily in Australia.  Also contributing to the decreased gross margin from period to period was the write-off of product and other costs that we recorded in the third quarter of fiscal year 2015 associated with the defective aerosol can component issue in the Asia distributor markets. These negative impacts on gross margin were significantly offset by the favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and price increases. Operating expenses for the Asia-Pacific segment decreased by $0.6 million primarily due to lower advertising and sales promotion expenses period over period and operating income as a percentage of net sales increased from 18.5% for the three month ended May 31, 2014 to 19.1% the three months ended May 31, 2015.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2015	2014	Change
Interest income	$113	$136	$(23)
Interest expense	$343	$268	$75
Other expense	$444	$11	$433
Provision for income taxes	$4,733	$4,554	$179

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Other Expense

Other expense increased by $0.4 million for three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 30.2% and 30.4% of income before income taxes for the three months ended May 31, 2015 and 2014, respectively. The decrease in the effective income tax rate from period to period was driven by the portion of the Company’s total earnings from foreign operations, particularly in the United Kingdom, which are taxed at decreasing tax rates.

Net Income

Net income was $11.0 million, or $0.75 per common share on a fully diluted basis for the three months ended May 31, 2015 compared to $10.4 million, or $0.69 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on net income for the three months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.1 million from period to period.

Nine Months Ended May 31, 2015 Compared to Nine Months Ended May 31, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Multi-purpose maintenance products	$253,005	$252,607	$398	-
Homecare and cleaning products	33,164	32,768	396	1%
Total net sales	286,169	285,375	794	-
Cost of products sold	135,963	138,005	(2,042)	(1)%
Gross profit	150,206	147,370	2,836	2%
Operating expenses	100,610	100,248	362	-
Income from operations	$49,596	$47,122	$2,474	5%
Net income	$33,084	$32,205	$879	3%
Earnings per common share - diluted	$2.24	$2.10	$0.14	7%
Shares used in per share calculations - diluted	14,685	15,229	(544)	(4)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$139,219	$134,366	$4,853	4%
EMEA	103,605	111,305	(7,700)	(7)%
Asia-Pacific	43,345	39,704	3,641	9%
Total	$286,169	$285,375	$794	-

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$116,887	$111,955	$4,932	4%
Homecare and cleaning products	22,332	22,411	(79)	-
Total	$139,219	$134,366	$4,853	4%
% of consolidated net sales	49%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $139.2 million, up $4.9  million, or 4%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Sales of multi-purpose maintenance products in the Americas segment increased $4.9 million, or 4%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 multi-purpose maintenance products in Latin America and the U.S., which were up 7% and 4%, respectively, from period to period. The sales increase in Latin America was primarily due to a successful promotional program that was conducted for the first time in Mexico during the third quarter of fiscal year 2015. The sales increase in the U.S. was primarily due to a  higher level of promotional activities for the WD-40 multi-use product and increased distribution from period to period. Also contributing to the overall sales increase of the multi-purpose maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up 19% from period to period due to increased promotional activities and new distribution during the nine months ended May 31, 2015.

Sales of homecare and cleaning products in the Americas remained relatively constant at $22.3 million and $22.4 million for the nine months ended May 31, 2015 and 2014, respectively.  Although the overall sales of homecare and cleaning products in the Americas segment remained constant, sales of 2000 Flushes automatic toilet bowl cleaners increased 6% in the U.S., most of which was offset by a 23%  sales decrease of the same product line in Canada from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for both the nine months ended May 31, 2015 and 2014.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$98,354	$106,182	$(7,828)	(7)%
Homecare and cleaning products	5,251	5,123	128	2%
Total	$103,605	$111,305	$(7,700)	(7)%
% of consolidated net sales	36%	39%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $103.6 million, down $7.7 million, or 7%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $108.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $3.0 million, or 3%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $3.4 million, or 5%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. We experienced sales decreases throughout most of the Europe direct markets for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, with percentage decreases in sales as follows: France, 13%; Italy, 13%; Iberia, 12%; and the Germanics region, 1%. The decreased sales in these regions were slightly offset by the sales increase of 2% in the U.K. from period to period.  This overall sales decrease in the direct markets was primarily due to the continued weakening of the Euro relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 9% to 0.7632 during the first nine months of fiscal year 2015 from 0.8348 for the same period in the prior fiscal year. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Also contributing to the overall sales decrease in the direct markets was the timing of customer orders from period to period. Sales from direct markets accounted for 61% of the EMEA segment’s sales for the nine months ended May 31, 2015 compared to 60% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $4.3 million, or 10%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to decreased sales in Russia and Ukraine as a result of the political and economic instability in Eastern Europe. This overall sales decrease was slightly offset by the general strengthening of the U.S. Dollar against the Pound Sterling from period to period, which increased sales, and higher sales volume of WD-40 multi-use products in Northern Europe due to the continued growth of our base business.

The distributor markets accounted for 39% of the EMEA segment’s total sales for the nine months ended May 31, 2015, compared to 40% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Multi-purpose maintenance products	$37,764	$34,470	$3,294	10%
Homecare and cleaning products	5,581	5,234	347	7%
Total	$43,345	$39,704	$3,641	9%
% of consolidated net sales	15%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $43.4 million, up  $3.7 million, or 9%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year had an unfavorable impact on sales. Sales for the nine months ended May 31, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $44.5 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $4.8 million, or 12%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 70% of the total sales in the Asia-Pacific segment,  increased $3.7 million, or 14%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.  Sales in the Asia distributor markets increased $2.7 million, or 15%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, the Philippines and Indonesia. Sales in China increased $1.0 million, or 11%, primarily due to new distribution, much of which came from Southern China, and increased promotional activities from period to period.

Sales in Australia remained constant at $13.3 million for both the nine months ended May 31, 2015 and 2014.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 8% for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and promotional activities from period to period.

Gross Profit

Gross profit increased to $150.2 million for the nine months ended May 31, 2015 compared to $147.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 52.5% for the nine months ended May 31, 2015 compared to 51.6% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 1.0 percentage points for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. Gross margin was also positively impacted by 0.3 percentage points for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to lower warehousing and in-bound freight costs, particularly in the Americas segment. The combined effects of favorable sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.1 percentage points from period to period.

These favorable impacts to gross margin were partially offset by 0.4 percentage points due to a higher level of advertising, promotional and other discounts that we give to our customers from period to period. The increase in such discounts was due to a higher percentage of sales being subject to promotional allowances during the nine months ended May 31, 2015 compared to the corresponding period in the prior fiscal year, primarily in the Americas and Asia-Pacific segments. Changes in foreign currency exchange rates negatively impacted gross margin also by 0.4 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $11.8 million and $12.2 million for each of the nine months ended May 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2015 increased $1.2 million, or 1%, to $81.4 million from $80.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.5% for the nine months ended May 31, 2015 from 28.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased depreciation expense, from period to period.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.2 million primarily due to annual compensation increases and higher staffing levels, both of which were partially offset by lower earned incentive compensation, from period to period. Travel and meeting expenses increased $0.7 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Depreciation expense increased by $0.4 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include general office overhead, research and development costs and insurance costs, increased by $0.4 million period over period. These increases were partially offset by a decrease of $0.8 million in professional services costs from period to period,  primarily due to lower legal fees associated with litigation activities and general consulting services in our Americas and EMEA segments. Changes in foreign currency exchange rates had a favorable impact of $1.7 million on SG&A expenses for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our multi-purpose maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $5.5 million and $4.4 million for the nine months ended May 31, 2015 and 2014, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2015 decreased $1.2 million, or 6%, to $16.9 million from $18.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.9% for the nine months ended May 31, 2015 from 6.3% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the EMEA segment from period to period. Changes in foreign currency exchange rates had a favorable impact of $0.4 million on advertising and sales promotion expenses for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2015  were  $12.1 million compared to $11.9 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $29.0 million and $30.0 million for the nine months ended May 31, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $2.3 million and $1.9 million for the  nine months ended May 31, 2015 and 2014, respectively. This $0.4 million increase from period to period was primarily due to the GT85 Limited acquisition which we completed in September 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$34,367	$29,893	$4,474	15%
EMEA	21,830	24,740	(2,910)	(12)%
Asia-Pacific	10,536	8,505	2,031	24%
Unallocated corporate (1)	(17,137)	(16,016)	(1,121)	7%
	$49,596	$47,122	$2,474	5%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $34.4 million, up 4.4 million, or 15%, for the nine months ended May 31, 2015 to the corresponding period of the prior fiscal year, primarily due to a $4.9 million increase in sales and higher a gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 50.3% to 52.1% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as decreased warehousing and in-bound freight costs from period to period. The higher level of sales from period to period in the Americas segment was accompanied by a $0.5 million increase in total operating expenses. Operating income as a percentage of net sales increased from 22.2% to 24.7% from period to period.

EMEA

Income from operations for the EMEA segment decreased to $21.8 million, down $2.9 million, or 12%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $7.7 million decrease in sales, which was accompanied by a $1.1 million decrease in total operating expenses driven mainly by lower advertising and sales promotion expenses and freight costs. As a percentage of net sales, gross profit for the EMEA segment slightly increased from 54.2% to 54.4% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and price increases, both of which were almost completely offset by the unfavorable impacts of changes in sales mix and fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. Operating income as a percentage of net sales decreased from 22.2% to 21.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $10.5 million, up $2.0 million, or 24%, for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a $3.7 million increase in sales. As a percentage of net sales, gross profit for the Asia-Pacific segment increased slightly from 48.9% to 49.0% period over period due to the combined positive impacts of sales price increases and decreased costs of petroleum-based specialty chemicals and aerosol cans, both of which were almost completely offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating income as a percentage of net sales increased from 21.4% to 24.3% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2015	2014	Change
Interest income	$425	$425	$-
Interest expense	$912	$709	$203
Other expense	$1,785	$454	$1,331
Provision for income taxes	$14,240	$14,179	$61

Interest Income

Interest income remained constant for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Expense

Other expense increased by $1.3 million for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro and U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 30.1% and 30.6% of income before income taxes for the nine months ended May 31, 2015 and 2014, respectively. The decrease in the effective income tax rate from period to period was driven by the portion of the Company’s total earnings from foreign operations, particularly those in the United Kingdom, which are taxed at decreasing tax rates.

Net Income

Net income was $33.1 million, or $2.24 per common share on a fully diluted basis for the nine months ended May 31, 2015 compared to $32.2 million, or $2.10 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.8 million on net income for the nine months ended May 31, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.7 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Gross margin	53%	51%	52%	52%
Cost of doing business as a percentage of net sales	35%	34%	34%	34%
EBITDA as a percentage of net sales	19%	17%	18%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Total operating expenses - GAAP	$32,900	$34,036	$100,610	$100,248
Amortization of definite-lived intangible assets	(754)	(684)	(2,280)	(1,930)
Depreciation (in operating departments)	(174)	(586)	(579)	(1,600)
Cost of doing business	$31,972	$32,766	$97,751	$96,718
Net sales	$92,485	$95,650	$286,169	$285,375
Cost of doing business as a percentage of net sales	35%	34%	34%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income - GAAP	$10,965	$10,406	$33,084	$32,205
Provision for income taxes	4,733	4,554	14,240	14,179
Interest income	(113)	(136)	(425)	(425)
Interest expense	343	268	912	709
Amortization of definite-lived intangible assets	754	684	2,280	1,930
Depreciation	823	804	2,544	2,407
EBITDA	$17,505	$16,580	$52,635	$51,005
Net sales	$92,485	$95,650	$286,169	$285,375
EBITDA as a percentage of net sales	19%	17%	18%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $35.3 million for the nine months ended May 31, 2015 compared to $22.1 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $150.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the nine months ended May 31, 2015, we borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of May 31, 2015, we had a $108.0 million outstanding balance on the revolving credit facility, all of which was classified as long-term, and there were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2015,  we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At May 31, 2015, we had a total of $46.9 million in cash and cash equivalents. Of this balance, $35.4 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at May 31, 2015, the liquidity provided by our $150.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2015	2014	Change
Net cash provided by operating activities	$35,326	$22,123	$13,203
Net cash used in investing activities	(13,884)	(9,404)	(4,480)
Net cash used in financing activities	(29,674)	(23,489)	(6,185)
Effect of exchange rate changes on cash and cash equivalents	(2,654)	2,231	(4,885)
Net decrease in cash and cash equivalents	$(10,886)	$(8,539)	$(2,347)

Operating Activities

Net cash provided by operating activities increased $13.2 million to $35.3 million for  the nine months ended May 31, 2015 from $22.1 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2015 was net income of $33.1 million. The changes in our working capital from period to period were primarily attributable to the timing and the amounts paid for our income taxes and an overall decrease in inventory levels due to the timing of our inventory purchases and the reversal of the IQ Products inventory obligation in the third quarter of fiscal year 2015.  Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2015 compared to the same period of the prior fiscal year and the final settlement of an insurance reimbursable item in the second quarter of fiscal year 2015 which was recorded in the third quarter of fiscal year 2014.

Investing Activities

Net cash used in investing activities increased $4.5 million to $13.9 million for the nine months ended May 31, 2015 from $9.4 million for the corresponding period of the prior fiscal year primarily due to a $3.7 million cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in September 2014, a $2.4 million increase in purchases of short-term investments that were made by our U.K. and Australia subsidiaries, and a $1.0 million increase in capital expenditures from period to period.  These increases were offset by a decrease in cash outflow related to the Belgium customer list which was acquired by our U.K. subsidiary in fiscal year 2014.

Financing Activities

Net cash used in financing activities increased $6.2 million to $29.7 million for the nine months ended May 31, 2015 from $23.5 million for the corresponding period of the prior fiscal year primarily due to a $10.0 million decrease in cash proceeds from our revolving credit facility, which was partially offset by a $4.6 million decrease in treasury stock purchases.  Dividends paid also increased by $1.1 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.7 million for the nine months ended May 31, 2015 as compared to an increase in cash of $2.2 million for the nine months ended May 31, 2014. The change of $4.9 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

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

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, we concluded that we were obligated to purchase $1.7 million of finished goods inventory.  As a result, this amount was included in inventory in the Company’s condensed consolidated balance sheet in prior periods beginning with the fourth quarter of fiscal year 2012.  According to the Interim Award of the Arbitration Panel in the Company’s dispute with IQ Products Company as described in Note 11 – Commitments and Contingencies,  we have no contractual obligation to purchase the finished goods inventory held by IQ Products Company.  Therefore, inventory and the corresponding accrued liability have been reduced by $1.7 million in the Company’s condensed consolidated balance sheet as of May 31, 2015.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2015, no such commitments were outstanding.

Share Repurchase Plan

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan as of the end of the second quarter of fiscal year 2015.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2015, the Company repurchased 136,396 shares at a total cost of $11.3 under this $75.0 million plan.

Dividends

On June 23, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on July 31, 2015 to shareholders of record on July 17, 2015. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which amends existing consolidation guidance for reporting  organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities.  This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.2 million for the three months ended May 31, 2015 and 2014, respectively, and $0.7 million and $0.6 million for each of the nine months ended May 31, 2015 and 2014. Accounts receivable from Tractor Supply were not material as of May 31,  2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2015,  the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

On February 25, 2014, a suit was filed against the Company in a Superior Court of California (David Wolf v. WD-40 Company).  Mr. Wolf’s complaint sought class action status and alleged that the Company violated California Penal Code Section 632.7, which prohibits the interception or reception and intentional recording of a cordless or cell phone call without the consent of both parties to the communication.  As reported in the Company’s quarterly report on Form 10-Q filed on April 9, 2015, the plaintiff filed a request for dismissal with prejudice on April 6, 2015.  On April 27, 2015, the Superior Court dismissed the proceeding.

On May 31, 2012, a legal action was filed against the Company in a United States District Court, in Texas (IQ Products Company v. WD-40 Company). The complaint alleged that the Company wrongfully terminated a contract manufacturing relationship. IQ Products Company (“IQPC”) also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products.

As reported in the Company’s quarterly report on Form 10-Q filed on April 9, 2015, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation addressed a letter to IQPC on November 13, 2014 to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products. Pursuant to a court order the dispute was submitted to arbitration. On May 15, 2015, the arbitrators issued their Interim Award and decision on the merits of the dispute.  The arbitrators rejected all of IQPC’s claims.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, which was filed with the SEC on October 21, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2013, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which was to be in effect from August 1, 2013 through August 31, 2015, the Company was authorized to acquire up to $60.0 million of its outstanding shares on such terms and conditions as may be acceptable to the Company’s Chief Executive Officer or Chief Financial Officer and subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from August 1, 2013 through February 28, 2015, the Company repurchased 848,545 shares at a total cost of $60.0 million. As a result, the Company utilized the entire authorized amount and completed the repurchases under this share buy-back plan as of the end of the second quarter of fiscal year 2015.

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2015, the Company repurchased 136,396 shares at a total cost of $11.3 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2015. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 2, 2015 and April 10, 2015 and between May 18, 2015 and May 22, 2015 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	32,760	$83.67	32,760	$72,258,439
April 1 - April 30	47,160	$83.73	47,160	$68,308,711
May 1 - May 31	56,476	$82.21	56,476	$63,664,782
Total	136,396	$83.09	136,396

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.
10(a)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto.

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

WD-40 COMPANY Registrant

Date: July 9, 2015	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer