Form 10-K
period 2015-08-31
WD 40 CO
filed 2015-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28,  2015 was approximately $1,144,737,138.

As of October 19, 2015,  there were 14,374,181 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 8, 2015 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for our maintenance products; expected levels of promotional and advertising spending; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; and forecasted foreign currency exchange rates and commodity prices.  These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Item 1A of this report. As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

Item 1.  Business

Overview

WD-40 Company is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company was founded in 1953 and is headquartered in San Diego, California.

For more than four decades, the Company sold only one product, WD-40®  multi-use product, a maintenance product which acts as a lubricant, rust preventative, penetrant, cleaner and moisture displacer. Over the last two decades, the Company has evolved and expanded its product offerings through both research and development activities and through the acquisition of several brands worldwide. As a result, the Company has built a family of brands and product lines that deliver high quality performance at an extremely good value to their end users.

The Company currently markets and sells its products in more than 176 countries and territories worldwide primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers and industrial distributors and suppliers.

The Company’s sales come from its two product groups –maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia.

The Company’s strategic initiatives and the areas where it will continue to focus its time, talent and resources in future periods include: (i) maximizing WD-40 multi-use product sales through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through a broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence.

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development teams support new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands.  Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Bike™, 3-IN-ONE Professional Garage Door Lube™, Spot Shot Pet Clean™, which is a non-aerosol Spot Shot trigger product, and a mildew stain remover under the X-14 brand. In late fiscal year 2015, the Company launched a new innovative product called WD-40 EZ Reach™ in the United States.  WD-40 EZ Reach features a unique delivery system in the form of an attached 8” flexible straw that bends and keeps its shape to allow for easier use of the WD-40 multi-use product in hard to reach places.

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

The Company’s management reviews product performance on the basis of sales, which come from its two product groups –maintenance products and homecare and cleaning products. The financial information required by this item is included in Note 15 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Maintenance Products

Included in the Company’s maintenance products are both multi-purpose maintenance products and specialty maintenance products.  These maintenance products are sold worldwide and they provide end users with a variety of product and delivery system options.

The Company’s signature brand in the blue and yellow can, the WD-40 brand, is included within the maintenance product category and it accounts for a significant majority of the Company’s sales.  The Company has various products and product lines which it currently sells under the WD-40 brand and they are as follows:

WD-40 Multi-Use Product - The WD-40 multi-use product is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through mass retail stores, hardware stores, warehouse club stores, automotive parts outlets and industrial distributors and suppliers. The WD-40 multi-use product is sold worldwide in North, Central and South America, Asia, Australia and the Pacific Rim, Europe, the Middle East and Africa. The WD-40 multi-use product has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications. WD-40 EZ Reach is the Company’s latest innovation to its multi-use product. It features a unique delivery system which includes an attached flexible straw that bends and keeps its shape to allow for easy use of the WD-40 multi-use product in hard to reach places. This new product will be marketed solely in the U.S. for the first twelve months after the launch and it is expected to contribute to the growth of the WD-40 brand in the future.

WD-40 Specialist product line – WD-40 Specialist consists of a line of best-in-class specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, lubricants and rust removers that are aimed at an expanded group of end users that currently use the WD-40 multi-use product. The Company initially launched the WD-40 Specialist product line early in fiscal year 2012 and it currently sells these products in the U.S., Canada and select countries in Latin America, Asia, Australia and Europe.  Within the WD-40 Specialist product line, the Company also launched WD-40 Specialist Motorbike in Europe and WD-40 Specialist Lawn and Garden in Australia during fiscal year 2014. The launch of the WD-40 Specialist product line has used the same established distribution channels through which the Company currently sells its existing products.

WD-40 Bike product line - The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers, foaming wash and frame protectants that are designed specifically for avid cyclists, bike enthusiasts and mechanics. The Company launched this product line in the U.S. early in fiscal year 2013 and in Australia and Europe near the end of fiscal year 2014. Although the initial focus for such sales was on smaller independent bike dealers, primarily those in the U.S., distribution of WD-40 Bike products has been expanded to include certain distributors and retailers.  At the end of fiscal year 2015, the Company started to plan for the transition of the

WD-40 Bike business in the U.S. from one with distribution limited primarily to independent bike dealers to one which will also include the same multi-channel distribution network and customers which are currently in place for other maintenance products in the Americas segment.  This transition will take place in the first quarter of fiscal year 2016.

The Company also has the following additional brands which are included within its maintenance products group:

3-IN-ONE - The 3-IN-ONE brand consists of multi-purpose drip oil and spray lubricant products, as well as other specialty maintenance products. The drip oil is a lubricant with unique spout options that allow for precise applications to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming, construction and jewelry manufacturing. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of high quality, maintenance products. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

GT85® - The GT85 brand is a multi-purpose bike maintenance product that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the U.K., with additional sales in foreign markets including those in Spain and other European countries. GT85 products are also currently sold in the United States. This brand was acquired by the Company’s U.K. subsidiary in September 2014 and it will help to build upon the Company’s strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

Homecare and Cleaning Products

The Company sells its homecare and cleaning products in various locations worldwide and they include a portfolio of well-known brands as follows:

X-14 - The X-14 brand is a line of quality products designed for unique cleaning needs. X-14 is sold as a liquid mildew stain remover and as an automatic toilet bowl cleaner. X-14 is sold primarily in the U.S. through grocery and mass retail channels.

2000 Flushes - The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners which includes a variety of formulas. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels.

Carpet Fresh - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol quick-dry foam and trigger spray products. Carpet Fresh is sold primarily through grocery and mass retail channels in the U.S., the U.K. and Australia. In the U.K., these products are sold under the 1001 brand name and in Australia, they are sold under the No Vac brand name.

Spot Shot - The Spot Shot brand is sold as an aerosol carpet stain remover and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator™ and Spot Shot Pet Clean, which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, warehouse club stores and hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

1001 - The 1001 brand includes carpet and household cleaners and rug and room deodorizers which are sold primarily through mass retail, grocery and home center stores in the U.K. The brand was acquired in order to introduce the Company’s other homecare and cleaning product formulations under the 1001 brand and to expand the Company’s homecare and cleaning products business into the U.K. market.

Lava - The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

The Company’s homecare and cleaning products, particularly those in the U.S., are considered harvest brands which continue to provide positive returns to the Company but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of the Company’s strategic initiatives. Although the Company started to evaluate the strategic alternatives for certain of its homecare and cleaning products, particularly those in the U.S. in early fiscal year 2013, it has continued to sell these brands but has done so with a reduced level of investment.

Financial information about operating segments and product lines is included in Note 15 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

Sales and Marketing

The Company’s sales do not reflect any significant degree of seasonality. However, it is common for the Company’s sales to fluctuate from period to period or year to year due to various factors including, but not limited to, new or lost distribution, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when the Company gains or loses customers, when it gains or loses store count for a customer or when its products are added to new locations within a store or removed from existing locations.  From time to time, as part of new product offering launches, the Company may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that the Company’s customers offer for sale to end user customers. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause the Company’s sales levels to increase or decrease from period to period.  It is also common and/or possible that the Company could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. The Company is accustomed to such fluctuations and manages this as part of its normal business activities.

Sources and Availability of Components and Raw Materials

The Company relies on a limited number of suppliers, including single or sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. The Company’s primary components and raw materials include petroleum-based specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company will continue to be exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities. The Company’s product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $9.0 million, $6.9 million, and $7.2 million in fiscal years 2015,  2014 and 2013, respectively. None of this research and development activity was customer-sponsored.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives.

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

Trademarks and Patents

The Company owns a number of patents, but relies primarily upon its established trademarks, brand names and marketing efforts, including advertising and sales promotions, to compete effectively. The WD-40 brand, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and No Vac, Spot Shot, GT85, and 1001 trademarks are registered or have pending registrations in various countries throughout the world.

Employees

At August 31, 2015, the Company employed 433 people worldwide: 172 by the U.S. parent corporation; 6 by the Malaysia subsidiary; 12 by the Canada subsidiary; 167 by the U.K. subsidiary (including 80 in the U.K., 29 in Germany, 31 in France, 17 in Spain and 10 in Italy); 18 by the Australia subsidiary; 53 by the China subsidiary; 3 by WD-40 Bike Company; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

The Company’s financial results could suffer if the Company is unable to implement and successfully manage its strategic initiatives or if the Company’s strategic initiatives do not achieve the intended results.

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five major strategic initiatives, or that the strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s five core strategic initiatives include: (i) maximizing WD-40 multi-use product sales through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through a broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified personnel. The Company’s future performance depends in significant part on the continued service of its executive officers, key personnel and other talented people. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employee engagement in the future.  If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

Cost increases or cost volatility in finished goods, components, raw materials, transportation and other necessary supplies or services could harm or impact the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of the Company’s maintenance products, have experienced significant price volatility in the past, and may continue to do so in the future. In addition, volatility in the price of oil can impact other input costs and the cost of petroleum-based specialty chemicals which are indexed to the price of crude oil.  If there are significant increases in the costs of such raw materials, and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, the Company’s gross margins and operating results will be negatively impacted. In addition, if the Company increases product sales prices in response to increases in the cost of such raw materials, and those raw material costs later decline significantly, the Company may not be able to sustain its sales prices at these higher levels. Additionally, fluctuations in oil and diesel fuel prices have also historically impacted the Company’s cost of transporting its products. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 60% of consolidated net sales in fiscal year 2015 and one of its strategic initiatives includes maximizing the WD-40 multi-use product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

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

Approximately 40% of the Company’s revenues in fiscal year 2015 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company.  In addition, all of the Company’s foreign subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro.  As a result, the Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be customary. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

Global economic conditions may negatively impact the Company’s financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers. Consumer purchases of discretionary items, which could include the Company’s maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. During unfavorable or uncertain economic times, consumers may also increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations. In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability or other changes which may affect the principal markets in which the Company conducts its business.  If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives do not have the desired impact on the brands’ image or do not attract customers as intended.  The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues.  Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors and incorrect or low quality ingredients or components in the Company’s product. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in the Company’s brands and a decline in product quality could result in product liability claims. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect the Company’s financial condition and results of operations.

The manufacturing, chemical composition, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with extensive federal, state and foreign laws and regulations, such as the California Air Resources Board (“CARB”) regulations, the California Transparency in Supply Chains Act, the Globally Harmonized System of the classification and labeling of chemicals as well as many others in the United States and internationally. In addition, the Company’s international operations are subject to regulations in each of the foreign jurisdictions in which it manufactures, distributes and sells its products. If the Company is not successful in complying with the requirements of all such regulations or changes to existing regulations, it could be fined or other actions could be taken against the Company by the governing body and this could adversely affect the Company’s financial condition and results of operations. It is also possible that governments will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company is subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals”, are contained in the Company’s products and, if so, whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Since the Company’s supply chain structure is complex, management may have difficulty determining whether these materials exist within the Company’s products, and if the Company were to conclude that these materials exist within the Company’s products, the Company may have difficulty verifying the origin of such materials.

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

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its strategic initiatives, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, and (iii) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in mature markets where the Company’s products are widely used as compared to in developing markets where the Company’s products have been newly introduced or are not well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases.  In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives.  If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

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

The Company relies on trademark, trade secret protection, patent and copyright laws to protect its intellectual property rights. Although the Company has established a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or acquired product lines. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

If the Company is found to have violated the trademark, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and an obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the holders of such rights are willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, financial condition and results of operations.

The Company faces competition in its markets which could lead to reduced sales and profitability.

The Company encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, the Company frequently discovers products in certain markets that are counterfeit reproductions of the Company’s products as well as products otherwise bearing an infringing trade dress. The availability of counterfeits and other infringing products, particularly in China, Russia and emerging markets, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers and meeting end users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements in order to maintain its relative market position.

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

The Company sells its products through a network of domestic and international mass retail and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel in the U.S. is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of the consolidation in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2015. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

In accordance with the authoritative guidance on goodwill and intangibles, the Company assesses the potential impairment of its existing goodwill during the second quarter of each fiscal year and otherwise when events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable or its estimated remaining useful life may no longer be appropriate.  Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

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

The Company may also divest of certain of its assets, businesses or brands that do not align with the Company’s strategic initiatives. Any divestiture could negatively impact the profitability of the Company as a result of losses that may result from such a sale, the loss of sales and operating income or a decrease in cash flows subsequent to the divestiture. The Company may also be required to recognize impairment charges as a result of a divesture. During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million. At August 31, 2015, the carrying value of definite-lived intangible assets associated with the Company’s trade names for its homecare and cleaning products was $19.5 million, of which $5.5 million was associated with the 2000 Flushes trade name.

Changes in marketing distributor relationships that are not managed successfully by the Company could result in a disruption in the affected markets.

The Company distributes its products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in certain countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources into these relationships. Should the Company’s relationship with a marketing distributor change or terminate, the Company’s sales within such marketing distributor’s territory could be adversely impacted until such time as a suitable replacement could be found and the Company’s key marketing strategies implemented. There is a risk that changes in such marketing distributor relationships, including changes in key marketing distributor personnel, that are not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

Product liability claims and other litigation and/or regulatory action could adversely affect the Company’s sales and operating results.

While the Company makes every effort to ensure that the products it develops and markets are safe for consumers, the use of the Company’s products may expose the Company to liability claims resulting from such use. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by third parties against the Company for uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, the Company’s business, financial condition and results of operations may be adversely affected. In addition, if one of the Company’s products was determined to be defective, the Company could be required to recall the product, which could result in adverse publicity, loss of revenues and significant expenses.

Additionally, the Company’s products may be associated with competitor products or other products in the same category, which may be alleged to have caused harm to consumers. As a result of this association, the Company may be named in unwarranted legal actions. The potential costs to defend such claims may materially affect the Company’s business, financial condition and results of operations.

Malfunctions of the critical information systems that the Company uses for the daily operations of its business, cyberattacks and privacy breaches could adversely affect the Company’s ability to conduct business.

To conduct its business, the Company relies extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. System failure, malfunction or loss of data which is housed in the Company’s critical information systems could disrupt its ability to timely and accurately process transactions and produce key financial reports, including information on the Company’s operating results, financial position and cash flows. In addition, information technology security threats and more sophisticated computer crime pose a potential risk to the security of the Company’s information technology systems and networks, as well as to the confidentiality, availability and integrity of the Company’s data. The Company’s information systems could be damaged or cease to function properly due to a number of reasons, including catastrophic events, power outages and security breaches. A security breach resulting in the unauthorized release of sensitive data from the Company’s information systems could also materially increase the costs that the Company already incurs to protect against such risks. Although the Company has certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner.  As a result, the Company may experience interruptions in its ability to manage its daily operations and this could adversely affect the Company’s business, financial condition and results of operations.

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

In addition, the Company’s U.K. subsidiary has been in the process of implementing a major upgrade to its critical information system and it successfully completed the initial phase of this implementation in fiscal year 2014. The final phase of this implementation is underway, and it includes rolling out the new system to the branch offices of the U.K. subsidiary over the next eighteen months. This information system is being used by the U.K. subsidiary to process all of the daily transactions for the U.K. subsidiary and its branch offices located in Europe and to produce key financial reports for the European operations. If the U.K. subsidiary experiences difficulties in completing the final phase of this implementation at its various locations, the Company may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

The Company’s operating results and financial performance may not meet expectations which could adversely affect the Company’s stock price.

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals or strategic initiatives, then the Company’s actual performance could vary materially from its internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. The Company’s operating results and financial performance may be negatively influenced by a number of factors, many of which are discussed in this Item 1A “Risk Factors”.

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

In addition, changes in tax rules may adversely affect the Company’s future financial results or the way management conducts its business. For example, the Company holds a significant amount of cash outside of the United States. As of August 31, 2015, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $115.4 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The Company’s future financial results and liquidity may be adversely affected if tax rules regarding un-repatriated earnings change, if management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislations.

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

The Company’s current debt consists of a revolving credit facility and management has used the proceeds of this revolving credit facility primarily for stock repurchases. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreement. In addition, the Company’s loan agreement includes covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2014, the Board of Directors declared a 12% increase in the regular quarterly cash dividend, increasing it from $0.34 per share to $0.38 per share.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. The Company leases a regional sales office in Miami, Florida, a research and development office in Summit, New Jersey and office space in Toronto, Ontario, Canada.

EMEA

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, in Milton Keynes, United Kingdom. In addition, the Company also leases another office in United Kingdom and space for its branch offices in Germany, France, Italy, Spain,  Portugal and the Netherlands.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.

Item 3.  Legal Proceedings

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On May 31, 2012, a legal action was filed against the Company in a United States District Court, in Texas (IQ Products Company v. WD-40 Company). The complaint alleged that the Company wrongfully terminated a contract manufacturing relationship. IQ Products Company (“IQPC”) also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. On November 13, 2014, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”) addressed a letter to IQPC to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products.

Pursuant to a court order, the dispute was submitted to arbitration. Following nine days of testimony and full briefing, a panel of three arbitrators issued their Interim Award and decision on the merits of the dispute on May 15, 2015.  The arbitrators rejected all of IQPC’s claims. On August 14, 2015, the arbitrators issued a further Interim Award to declare that the Company is the prevailing party in the proceeding for purposes of awarding attorney’s fees and costs.

On September 24, 2015, IQPC filed an action in the United States District Court in New Jersey against the DOT and PHMSA alleging that the PHMSA failed to properly follow the applicable regulations when it previously investigated the manufacturing and required regulatory testing of the Company’s products. The Company is not named as a party to this action, but IQPC continues to allege that the Company’s products do not comply with the applicable regulation and that such alleged failure is evidence of a dangerous condition.  The Company’s position, supported by the PHMSA’s prior investigation and conclusions noted above, is that all of the Company’s aerosol products are properly manufactured and tested in accordance with the applicable regulation. The Company will monitor this pending litigation and the Company will take such action as may be necessary or appropriate to protect the Company’s interests.

The Company does not believe that there is any reasonable possibility that these matters will have a materially negative impact on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2015:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	59	1997	President and Chief Executive Officer
Jay W. Rembolt	64	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Stanley A. Sewitch	62	2012	Vice President, Global Organization Development
Richard T. Clampitt	60	2014	Vice President, General Counsel and Corporate Secretary
Michael L. Freeman	62	2002	Division President, The Americas
Geoffrey J. Holdsworth	53	1997	Managing Director, Asia-Pacific
William B. Noble	57	1996	Managing Director, EMEA

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

	Fiscal Year 2015			Fiscal Year 2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$78.14	$65.19	$0.34	$76.29	$58.21	$0.31
Second Quarter	$87.09	$75.30	$0.38	$79.31	$66.75	$0.34
Third Quarter	$89.49	$80.15	$0.38	$78.88	$69.78	$0.34
Fourth Quarter	$91.78	$80.86	$0.38	$76.99	$66.06	$0.34

On October 19, 2015, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $92.90 per share, and there were 14,374,181 shares of common stock outstanding held by approximately 758 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2014, the Board of Directors declared a 12% increase in the regular quarterly cash dividend, increasing it from $0.34 per share to $0.38 per share.  On October 2, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on October 30, 2015 to shareholders of record on October 16, 2015.

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

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2015, the Company repurchased 186,043 shares at a total cost of $15.7 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2015. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2015 and July 10, 2015 and between August 10, 2015 and August 20, 2015 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	7,310	$84.53	7,310	$63,046,700
July 1 - July 31	6,400	$87.61	6,400	$62,485,862
August 1 - August 31	35,937	$88.86	35,937	$59,291,905
Total	49,647	$88.06	49,647

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2015	2014	2013	2012	2011
Net sales	$378,150	$382,997	$368,548	$342,784	$336,409
Cost of products sold	177,972	184,144	179,385	174,302	168,297
Gross profit	200,178	198,853	189,163	168,482	168,112
Operating expenses	134,788	135,116	132,526	116,753	113,980
Income from operations	65,390	63,737	56,637	51,729	54,132
Interest and other (expense) income, net	(2,280)	(778)	230	(816)	(601)
Income before income taxes	63,110	62,959	56,867	50,913	53,531
Provision for income taxes	18,303	19,213	17,054	15,428	17,098
Net income	$44,807	$43,746	$39,813	$35,485	$36,433

Earnings per common share:
Basic	$3.05	$2.89	$2.55	$2.22	$2.16
Diluted	$3.04	$2.87	$2.54	$2.20	$2.14
Dividends per share	$1.48	$1.33	$1.22	$1.14	$1.08
Weighted-average shares outstanding -
diluted	14,649	15,148	15,619	16,046	16,982
Total assets	$339,257	$347,680	$323,064	$300,870	$279,777
Long-term obligations (1)	$133,427	$26,354	$25,912	$25,963	$24,321

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

Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. We market our maintenance products and our homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2015:

•

Consolidated net sales decreased $4.8 million, or 1%, for fiscal year 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $10.9 million on consolidated net sales for fiscal year 2015. Thus, on a constant currency basis, net sales would have increased by $6.1 million, or 2%, for fiscal year 2015 compared to the prior fiscal year. Of the $10.9  million unfavorable impact from changes in foreign currency exchange rates, $7.5 million came from our EMEA segment, which accounted for 36% of our consolidated sales for the fiscal year ended August 31, 2015.

•	Gross profit as a percentage of net sales increased to 52.9% for fiscal year 2015 compared to 51.9% for the prior fiscal year.

•

Consolidated net income increased $1.1 million, or 2%, for fiscal year 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.7 million on consolidated net income for fiscal year 2015. Thus, on a constant currency basis, net income would have increased by $2.8 million, or 6%, for fiscal year 2015 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2015 were $3.04 versus $2.87 in the prior fiscal year.

•

Share repurchases have been executed under both our previous $60.0 million and current $75.0 million approved share buy-back plans. During the first six months of fiscal year 2015, the Company purchased an additional 200,407 shares at an average price of $72.59 under the $60.0 million plan. As a result, this plan has been fully utilized with all authorized purchases under the plan completed as of the end of the second quarter of fiscal year 2015. During the period from March 1, 2015 through August 31, 2015, the Company repurchased 186,043 shares at an average price of $84.41 per share, for a total cost of $15.7 million under the new $75.0 million plan which was approved by the Company’s Board of Directors in October 2014.

Our strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) maximizing WD-40 multi-use product sales through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence.

Results of Operations

Fiscal Year Ended August 31, 2015  Compared to Fiscal Year Ended August 31, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Maintenance products	$333,306	$337,825	$(4,519)	(1)%
Homecare and cleaning products	44,844	45,172	(328)	(1)%
Total net sales	378,150	382,997	(4,847)	(1)%
Cost of products sold	177,972	184,144	(6,172)	(3)%
Gross profit	200,178	198,853	1,325	1%
Operating expenses	134,788	135,116	(328)	-
Income from operations	$65,390	$63,737	$1,653	3%
Net income	$44,807	$43,746	$1,061	2%
Earnings per common share - diluted	$3.04	$2.87	$0.17	6%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$187,344	$180,806	$6,538	4%
EMEA	136,847	151,368	(14,521)	(10)%
Asia-Pacific	53,959	50,823	3,136	6%
Total	$378,150	$382,997	$(4,847)	(1)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$156,937	$149,899	$7,038	5%
Homecare and cleaning products	30,407	30,907	(500)	(2)%
Total	$187,344	$180,806	$6,538	4%
% of consolidated net sales	50%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $187.3 million, up $6.5 million, or 4%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2015 compared to the prior fiscal year.

Sales of maintenance products in the Americas segment increased $7.0 million, or 5%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. This sales increase was primarily driven by higher sales of WD-40 maintenance products in Latin America and the U.S., which were up 7% and 5%, respectively, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. The increase in Latin America was primarily due to new distribution and successful promotional programs that were conducted during fiscal year 2015 throughout the Latin America region, particularly those in Brazil and Mexico. The sales increase in the U.S. from period to period was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use product. Sales in the U.S. were also positively impacted from period to period due to the launch of our new innovative WD-40 EZ Reach product in the last quarter of fiscal year 2015. These sales increases in Latin America and the U.S. were slightly offset by a sales decrease of 3% for maintenance products in Canada, primarily due to changes in foreign currency exchange rates. In functional currency, which is the Canadian Dollar, sales of maintenance products in Canada increased by 8% from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $2.3 million, or 26%, due to increased promotional activities and new distribution during fiscal year 2015.

Sales of homecare and cleaning products in the Americas segment decreased $0.5 million, or 2%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. While total sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, remained relatively constant from period to period, sales of such products decreased in Canada for fiscal year 2015 as compared to the prior fiscal year.  In Canada, sales of homecare and cleaning products decreased 22% driven primarily by the unfavorable impacts of changes in foreign currency exchange rates from period to period and lower sales of 2000 Flushes automatic toilet bowl cleaners and Spot Shot, which were down 24% and 19%, respectively, for fiscal year 2015 compared to the prior fiscal year. In functional currency, sales of homecare and cleaning products in Canada decreased by 13% from period to period.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2015 compared to the distribution for the prior fiscal year when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

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

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$129,730	$144,255	$(14,525)	(10)%
Homecare and cleaning products	7,117	7,113	4	-
Total	$136,847	$151,368	$(14,521)	(10)%
% of consolidated net sales	36%	40%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India,  decreased to $136.9 million, down  $14.5 million, or 10%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2015 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2015 translated at the exchange rates in effect for the prior fiscal year would have been $144.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $7.1 million, or 5%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $6.6 million, or 7%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. We experienced sales decreases throughout most of the Europe direct markets for the fiscal year ended August 31, 2015 compared to the prior fiscal year, with percentage decreases in sales as follows: Italy, 23%; the Germanics region, 12%; Iberia, 8%; and France, 7%.  The decreased sales in these regions were slightly offset by the sales increase of 3% in the U.K. from period to period. The overall sales decline was primarily due to the continued weakening of the Euro, the currency in which a substantial portion of the direct markets sales are generated, relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 9% to 0.7497 during fiscal year 2015 from 0.8265 for the prior fiscal year. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling.  Although sales in the direct markets decreased from period to period, sales of the WD-40 Specialist product line increased $0.9  million, or 26%, due to expanded distribution of the product line in fiscal year 2015. Sales from direct markets accounted for 63% of the EMEA segment’s sales for fiscal year ended August 31, 2015 compared to 62% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $7.9 million, or 14%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year primarily due to a significant decrease in sales in Russia and Ukraine as a result of the political and economic instability in Eastern Europe. Sales to Russia and Ukraine decreased by approximately 30% and 77%, respectively, from fiscal year 2014 to fiscal year 2015. Sales also decreased in the Middle East from fiscal year 2014 to fiscal year 2015, primarily due to lower sales of the WD-40 multi-use product in Afghanistan. These overall sales decreases were slightly offset by the general strengthening of the U.S. Dollar against the Pound Sterling from period to period, which increased sales, and higher sales volume of WD-40 multi-use product in Northern Europe due to the continued growth of our base business. The distributor markets accounted for 37% of the total EMEA segment sales for the fiscal year ended August 31, 2015, compared to 38% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$46,639	$43,670	$2,969	7%
Homecare and cleaning products	7,320	7,153	167	2%
Total	$53,959	$50,823	$3,136	6%
% of consolidated net sales	14%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region increased to  $54.0 million,  up $3.1 million, or 6% for the fiscal year ended August 31, 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2015 compared to the prior fiscal year had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2015 translated at the exchange rates in effect for the prior fiscal year would have been $56.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.3 million, or 10%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment, increased $3.6 million, or 11%, for fiscal year ended August 31, 2015 compared to the prior fiscal year. Sales in the Asia distributor markets increased $2.4 million, or 11%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, the Philippines and Indonesia. Sales in China increased $1.2 million, or 10%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year primarily due to new distribution, much of which came from Southern China, and increased promotional activities from period to period.

Sales in Australia decreased by $0.5 million, or 3%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 10%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year primarily due to increased distribution and promotional activities from period to period as well as a price increase which was implemented at the end of the second quarter of fiscal year 2015.

Gross Profit

Gross profit increased to $200.2 million for the fiscal year ended August 31, 2015 compared to $198.9 million for the prior fiscal year. As a percentage of net sales, gross profit increased to 52.9% for the fiscal year ended August 31, 2015 compared to 51.9% for the prior fiscal year.

Gross margin was positively impacted by 1.6 percentage points from period to period due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our maintenance products comes from petroleum-based specialty chemicals, only a small amount of the total cost of a can of such products is directly indexed to the cost of crude oil. Gross margin was also positively impacted by 0.3 percentage points from period to period due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months. In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to lower warehousing and in-bound freight costs, particularly in the Americas segment.

These favorable impacts to gross margin were partially offset by 0.3 percentage points due to a higher level of advertising, promotional and other discounts that we give to our customers from period to period. The increase in such discounts was due to a higher percentage of sales being subject to promotional allowances during the fiscal year ended August 31, 2015 compared to the prior fiscal year, primarily in the Asia-Pacific and Americas segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Changes in foreign currency exchange rates also negatively impacted gross margin by 0.5 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin. The combined effects of unfavorable sales mix changes and other miscellaneous costs also negatively impacted gross margin by 0.2 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $15.8 million and $16.2 million for the fiscal years ended August 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2015 increased $0.3 million to $108.9 million from $108.6 million for the prior fiscal year.  As a percentage of net sales, SG&A expenses increased to 28.8% for the fiscal year ended August 31, 2015 from 28.3% for the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, higher costs associated with new product exploration, and increased depreciation expense, from period to period.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.7 million from period to period primarily due to annual compensation increases,  higher staffing levels and other employee-related costs we incurred associated with changes that we are making to our WD-40 Bike business in the United States. These increases were partially offset by lower earned incentive compensation, from period to period. Travel and meeting expenses increased $0.8 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. The $0.8 million increase in new product exploration expenses, which are included in research and development costs, was primarily due to an increased level of spending during fiscal year 2015 related to the continued development of our products within the WD-40 brand. Depreciation expense increased by $0.5 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include general office overhead, sales commission, and insurance costs, also increased by $0.5 million period over period. These increases were partially offset by a decrease of $1.4 million in professional services costs from period to period, primarily due to lower legal fees associated with litigation activities and general consulting services in our Americas and EMEA segments. Changes in foreign currency exchange rates had a favorable impact of $2.6 million on SG&A expenses for the fiscal year ended August 31, 2015 compared to the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2015 and 2014 were $9.0 million and $6.9 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2015 decreased $1.0 million, or 4%, to $22.9 million from $23.9 million for the prior fiscal year. As a percentage of net sales, these expenses decreased to 6.0% for the fiscal year ended August 31, 2015 from 6.2% for the prior fiscal year.  The decrease in advertising and sales promotion expenses was primarily due to a  lower level of promotional programs and marketing support in the EMEA segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2015 compared to the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2016 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $16.0 million and $16.2 million for the fiscal years ended August 31, 2015 and 2014, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $38.9 million and $40.1 million for the fiscal years ended August 31, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $3.0 million and $2.6 million for the fiscal years ended August 31, 2015 and 2014, respectively. This $0.4 million increase from period to period was primarily due to the GT85 Limited acquisition, which we completed in September 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$46,674	$41,356	$5,318	13%
EMEA	30,173	34,003	(3,830)	(11)%
Asia-Pacific	12,602	10,364	2,238	22%
Unallocated corporate (1)	(24,059)	(21,986)	(2,073)	9%
	$65,390	$63,737	$1,653	3%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $46.7 million, up $5.3 million, or 13%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year, primarily due to a $6.5 million increase in sales and a higher gross margin.

As a percentage of net sales, gross profit for the Americas segment increased from 51.0% to 52.6% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as decreased warehousing and in-bound freight costs from period to period. The higher level of sales from period to period in the Americas segment was accompanied by a $1.0 million increase in total operating expenses. Operating income as a percentage of net sales increased from 22.9% to 24.9% period over period.

EMEA

Income from operations for the EMEA segment decreased to $30.2 million, down $3.8 million, or 11%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year, primarily due to a $14.5 million decrease in sales.   As a percentage of net sales, gross profit for the EMEA segment increased from 54.0% to 54.6% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and price increases, both of which were significantly offset by the unfavorable impacts of changes in sales mix and fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The lower level of sales was accompanied by a $3.2 million decrease in total operating expenses driven mainly by lower advertising and sales promotion expenses, freight costs and earned incentive compensation. Operating income as a percentage of net sales decreased from 22.5% to 22.0% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $12.6 million, up $2.2 million, or 22%, for the fiscal year ended August 31, 2015 compared to the prior fiscal year, primarily due to a $3.1 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 48.9% to 49.9% from period to period due to the combined positive impacts of sales price increases and decreased costs of petroleum-based specialty chemicals and aerosol cans, both of which were partially offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating income as a percentage of net sales increased from 20.4% to 23.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	Change
Interest income	$584	$596	$(12)
Interest expense	$1,205	$1,002	$203
Other expense	$1,659	$372	$1,287
Provision for income taxes	$18,303	$19,213	$(910)

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2015 compared to the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the fiscal year ended August 31, 2015 compared to the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Expense

Other expense increased by $1.3 million for the fiscal year ended August 31, 2015 compared to the prior fiscal year primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro and U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 29.0% of income before income taxes for the fiscal year ended August 31, 2015 compared to 30.5% for the prior fiscal year. The decrease in the effective income tax rate from period to period was primarily attributable to an increase in the taxable income in the United Kingdom, which is taxed at lower statutory income tax rates.

Net Income

Net income was $44.8 million, or $3.04 per common share on a fully diluted basis, for fiscal year 2015 compared to $43.7 million, or $2.87 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $1.7 million on net income for fiscal year 2015. Thus, on a constant currency basis, net income for fiscal year 2015 would have been $46.5 million.

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

Net Sales by Segment

Effective September 1, 2013, we transitioned the management of our India operations to the EMEA segment from the Asia-Pacific segment.  As a result, the India financial results were being included in the EMEA segment for both fiscal years 2014 and 2013 for comparison purposes. These amounts were previously included within the Asia-Pacific segment in the Company’s reported business segment information. The following table summarizes net sales by segment (in thousands, except percentages):

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, remained relatively constant at $180.8 million and $180.5 million for the fiscal years ended August 31, 2014 and 2013, respectively. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

Sales of maintenance products in the Americas segment increased $2.6 million, or 2%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013. This sales increase was primarily driven by higher sales of WD-40 maintenance products in Latin America and the U.S., which were up 7% and 2%, respectively, for the fiscal year ended August 31, 2014 compared to fiscal year 2013. The increase in Latin America was primarily due to the continued growth of the WD-40 multi-use products throughout the Latin America region, including in Ecuador, Mexico and Argentina, and a higher level of promotional activities from period to period, primarily those associated with the 2014 World Cup Tournament. The sales increase in the U.S. was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use products from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line from period to period due to increased promotional activities and new distribution during the fiscal year ended August 31, 2014. The sales increases in the U.S. and Latin America were significantly offset by the sales decrease in Canada primarily due to changes in distribution within the mass retail channel, as well as a lower level of participation by our key customers in promotional programs from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $2.3 million, or 7%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013. This sales decrease was driven primarily by lower sales of the Carpet Fresh and Spot Shot products, which were down 28% and 8%, respectively, in the U.S. for fiscal year 2014 compared to fiscal year 2013.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased sales for most of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At August 31, 2014, the carrying value of definite-lived intangible assets associated with the Company’s trade names was $22.1 million, of which $1.7 million and $10.9 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $151.4 million, up $14.0 million, or 10%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013.  Changes in foreign currency exchange rates for the fiscal year ended August 31, 2014 compared to fiscal year 2013 had a favorable impact on sales. Sales for the fiscal year ended August 31, 2014 translated at the exchange rates in effect for fiscal year 2013 would have been $143.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $6.1 million, or 4%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $5.9 million, or 7%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013. The sales increase in the direct markets was mostly due to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from the direct markets experienced an increase of 1%. We experienced sales increases throughout most of the Europe direct markets for fiscal year ended August 31, 2014 compared to fiscal year 2013, with percentage increases in sales as follows: Italy, 24%; Iberia, 14%; France, 11% and the U.K., 6%. The increased sales in these regions were slightly offset by the sales decrease of 3% in the Germanics region from period to period. The overall sales increase in the direct markets was also in part due to a higher level of promotional activities and increased sales of the WD-40 Specialist product line from period to period due to new distribution and the continued growth of the WD-40 multi-use products in the direct markets. Sales from direct markets accounted for 62% of the EMEA segment’s sales for fiscal year ended August 31, 2014 compared to 64% of the EMEA segment’s sales for fiscal year 2013.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $8.1 million, or 16%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013 due in part to the favorable impact of changes in foreign currency exchange rates from period to period. In local currency, sales from the distributor markets experienced an increase of 11%. Also contributing to the overall sales increase in the distributor markets was a higher sales volume of WD-40 multi-use products in Eastern Europe, particularly in Russia as a result of promotional programs, and the continued growth of our base business throughout the distributor markets. The distributor markets accounted for 38% of the total EMEA segment sales for the fiscal year ended August 31, 2014, compared to 36% for fiscal year 2013.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2014	2013	Dollars	Percent
Maintenance products	$43,670	$43,455	$215	-
Homecare and cleaning products	7,153	7,189	(36)	(1)%
Total	$50,823	$50,644	$179	-
% of consolidated net sales	13%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, remained relatively constant at $50.8 million and $50.6 million for the fiscal years ended August 31, 2014 and 2013, respectively. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2014 compared to fiscal year 2013 had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2014 translated at the exchange rates in effect for fiscal year 2013 would have been $52.4 million in the Asia-Pacific  segment. Thus, on a constant currency basis, sales would have increased by $1.8 million, or 4%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

Sales in Asia, which includes China and other countries in the Asia region, remained constant at $32.9 million for fiscal years 2014 and 2013. Sales in the Asia distributor markets decreased $0.5 million, or 3%, from period to period primarily due to decreased sales of the WD-40 multi-use product in the Indonesia market as a result of us transitioning to a new marketing distributor in this region in fiscal year 2014. Sales in China increased $0.5 million, or 5%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013 primarily due to a higher level of sales associated with promotional programs from period to period. Although sales in China increased from period to period, China has been negatively impacted in recent periods by a general slowdown of economic growth and the lower level of manufacturing and industrial activities that exist throughout the country. Sales in Asia represented 65% of the total sales in the Asia-Pacific segment for fiscal year 2014, compared to 66% for fiscal year 2013.

Sales in Australia slightly increased by $0.2 million, or 1%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013 primarily due to the launch of the WD-40 Specialist product line during fiscal year 2014 and the overall growth of the base business. These were offset by the unfavorable impact of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales would have increased by $2.0 million, or 11%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

Gross Profit

Gross profit increased to $198.9 million for the fiscal year ended August 31, 2014 compared to $189.2 million for fiscal year 2013. As a percentage of net sales, gross profit increased to 51.9% for the fiscal year ended August 31, 2014 compared to 51.3% for fiscal year 2013.

Gross margin was positively impacted by 0.3 percentage points from period to period due to sales price increases.  These sales price increases were implemented in certain locations and markets in the EMEA and Asia-Pacific segments over the last twelve months of fiscal year 2014.  Advertising, promotional and other discounts, which are recorded as a reduction to sales, decreased from period to period, primarily in the Americas segment, positively impacting gross margin also by 0.2 percentage points. The decrease in such discounts was due to a lower percentage of sales, particularly those for our homecare and cleaning products, being subject to promotional allowances during the fiscal year ended August 31, 2014 compared to fiscal year 2013. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans positively impacted gross margin by 0.8 percentage points from period to period, primarily in the EMEA and Asia-Pacific segments. Lower manufacturing costs in our Asia-Pacific segment also positively impacted gross margin by 0.1 percentage points from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2014 increased $4.2 million, or 4%, to $108.6 million from $104.4 million for fiscal year 2013. As a percentage of net sales, SG&A expenses remained constant at 28.3% for each of the fiscal years ended August 31, 2014 and 2013. The increase in SG&A expenses was largely attributable to higher professional services costs, a higher level of expenses associated with travel and meeting expenses, increased freight costs, higher depreciation expense and the negative impacts of changes in foreign currency exchange rates from period to period. Professional services costs increased by $1.1 million period over period primarily due to higher legal fees associated with litigation activities and various regulatory compliance items as well as increases in general consulting services particularly in our EMEA segment. Travel and meeting expenses increased $0.6 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Freight costs increased $0.3 million primarily due to higher sales volumes, particularly in the EMEA segment, for the fiscal year ended August 31, 2014 compared to fiscal year 2013. Depreciation expense also increased by $0.3 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include research and development costs, regulatory compliance costs and insurance, increased by $0.7 million for the fiscal year ended August 31, 2014 compared to fiscal year 2013.  Changes in foreign currency exchange rates had an unfavorable impact of $1.4 million on SG&A expenses for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

The increases in SG&A expenses described above were slightly offset by a $0.2 million decrease in employee-related costs from period to period. Employee-related costs, which include salaries, bonuses, profit sharing, stock-based compensation and other fringe benefits, decreased in total by $0.2 million primarily due to lower incentive compensation earned in fiscal year 2014 as compared to fiscal year 2013. Based on our results for fiscal year 2014, we achieved a lower level of the profit performance metrics required under our earned incentive program, and as a result, earned incentive compensation expense and the related fringe benefit expense were lower in fiscal year 2014 as compared to fiscal year 2013. This decrease in bonus expense was significantly offset by higher salary expenses due to annual compensation increases and increased headcount from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2014 and 2013 were $6.9 million and $7.2 million, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2014 decreased $0.9 million, or 4%, to $23.9 million from $24.8 million for fiscal year 2013. As a percentage of net sales, these expenses decreased to 6.2% for the fiscal year ended August 31, 2014 from 6.7% for fiscal year 2013. The decrease in advertising and sales promotion expenses was primarily due to lower costs associated with promotional programs conducted in the Americas segment, particularly those for our homecare and cleaning products, from period to period. This decrease was partially offset by a higher level of promotional activities in the EMEA segment from period to period.  Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

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

Americas

Income from operations for the Americas segment increased to $41.4 million, up $2.0 million, or 5%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013, primarily due to a $0.3 million increase in sales, which was partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased slightly from 51.2% to 51.0% period over period. This decrease in the gross margin was primarily due to increased warehousing costs and unfavorable sales mix changes, both of which were significantly offset by a lower level of discounts offered to our customers from period to period. Operating expenses decreased $2.1 million primarily due to lower advertising and sales promotion costs associated with promotional programs conducted in the Americas segment from period to period. Operating income as a percentage of net sales increased from 21.8% to 22.9% period over period.

EMEA

Income from operations for the EMEA segment increased to $34.0 million, up $3.8 million, or 13%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013, primarily due to an increase in sales of $14.0 million and a higher gross margin. As a percentage of net sales, gross profit for the EMEA segment increased from 53.1% to 54.0% period over period primarily due to the positive impacts of lower net costs associated with petroleum-based specialty chemicals and aerosol cans and sales price increases. These favorable impacts to gross margin were partially offset by the unfavorable impact of changes in foreign currency exchange rates due to the fluctuations in both the U.S. Dollar and the Euro against the Pound Sterling. In the EMEA segment, the majority of our cost of goods sold are denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The weakening of the Euro and the U.S. Dollar relative to the Pound Sterling has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The higher level of sales for the EMEA segment from period to period was accompanied by an increase in total operating expenses of $5.0 million. Operating income as a percentage of net sales increased from 22.0% to 22.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $10.4 million, up $1.4 million, or 15%, for the fiscal year ended August 31, 2014 compared to fiscal year 2013, primarily due to an increase in sales of $0.2 million and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 47.0% to 48.9% from period to period primarily due to the combined effects sales price increases, lower manufacturing costs and decreased costs of aerosol cans in the Asia-Pacific segment, all of which were slightly offset by unfavorable sales mix changes. Operating expenses decreased by $0.3 million primarily due to decreased freight expenses and lower advertising and sales promotion costs from period to period. Operating income as a percentage of net sales increased from 17.8% to 20.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	Change
Interest income	$596	$506	$90
Interest expense	$1,002	$693	$309
Other (expense) income , net	$(372)	$417	$(789)
Provision for income taxes	$19,213	$17,054	$2,159

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2014 compared to fiscal year 2013.

Interest Expense

Interest expense increased $0.3 million for the fiscal year ended August 31, 2014 compared to fiscal year 2013 primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other (expense) income, net changed by $0.8 million for the fiscal year ended August 31, 2014 compared to fiscal year 2013 primarily due to net foreign currency exchange losses which were recorded for the fiscal year ended August 31, 2014 compared to net foreign currency exchange gains which were recorded in fiscal year 2013.

Provision for Income Taxes

The provision for income taxes was 30.5% of income before income taxes for the fiscal year ended August 31, 2014 compared to 30.0% for fiscal year 2013.  This slight increase in the effective income tax rate from period to period was primarily attributable to an increase in the U.S. income, which was taxed at a statutory rate of 35%, as compared to the income earned in various foreign jurisdictions, which was taxed at a lower statutory income tax rate.

Net Income

Net income was $43.7 million, or $2.87 per common share on a fully diluted basis, for fiscal year 2014 compared to $39.8 million, or $2.54 per common share on a fully diluted basis, for fiscal year 2013. Changes in foreign currency exchange rates year over year had a favorable impact of $0.7 million on net income for fiscal year 2014. Thus, on a constant currency basis, net income for fiscal year 2014 would have been $43.0 million.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2015	2014	2013
Gross margin	53%	52%	51%
Cost of doing business as a
percentage of net sales	34%	34%	35%
EBITDA as a percentage of net sales	19%	18%	17%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2015	2014	2013
Total operating expenses - GAAP	$134,788	$135,116	$132,526
Amortization of definite-lived
intangible assets	(3,039)	(2,617)	(2,260)
Impairment of definite-lived
intangible assets	-	-	(1,077)
Depreciation (in operating departments)	(2,664)	(2,218)	(1,851)
Cost of doing business	$129,085	$130,281	$127,338
Net sales	$378,150	$382,997	$368,548
Cost of doing business as a percentage of net sales	34%	34%	35%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net income - GAAP	$44,807	$43,746	$39,813
Provision for income taxes	18,303	19,213	17,054
Interest income	(584)	(596)	(506)
Interest expense	1,205	1,002	693
Amortization of definite-lived
intangible assets	3,039	2,617	2,260
Depreciation	3,425	3,243	3,099
EBITDA	$70,195	$69,225	$62,413
Net sales	$378,150	$382,997	$368,548
EBITDA as a percentage of net sales	19%	18%	17%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $55.1 million for fiscal year 2015 compared to $38.7 million for fiscal year 2014. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $150.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under any existing board approved share buy-back plans. During the fiscal year ended August 31, 2015, we borrowed an additional $10.0 million under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of August 31, 2015, we had a $108.0 million outstanding balance on the revolving credit facility, all of which was classified as long-term, and there were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At August 31, 2015, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At August 31, 2015, we had a total of $102.5 million in cash and cash equivalents and short-term investments. Of this balance, $90.8 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the U.S. and the draws on the credit facility to date have been made by our entity in the U.S., we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States. As of August 31, 2015, we have not provided for U.S. federal and state income taxes and foreign withholding taxes on $115.4 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at August 31, 2015, the liquidity provided by our $150.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net cash provided by operating activities	$55,064	$38,730	$51,569
Net cash used in investing activities	(16,951)	(10,503)	(39,534)
Net cash used in financing activities	(38,663)	(25,842)	(26,840)
Effect of exchange rate changes on cash and cash equivalents	(3,357)	1,984	(1,480)
Net (decrease) increase in cash and cash equivalents	$(3,907)	$4,369	$(16,285)

Operating Activities

Net cash provided by operating activities increased $16.4 million to $55.1 million for fiscal year 2015 from $38.7 million for fiscal year 2014. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2015 was net income of $44.8 million. The changes in our working capital from period to period were primarily attributable to an overall decrease in the trade accounts receivable balance due to decreased sales volumes and the timing of payments received from our customers from period to period. In addition, the net cash provided by operating activities was impacted by the overall decrease in inventory levels due to the timing of our inventory purchases from period to period. Also contributing to the changes in working capital from period to period were lower earned incentive payouts and accruals in fiscal year 2015 compared to the prior year.  The settlement of an insurance reimbursable item in the second quarter of fiscal year 2015, which was recorded in the third quarter of fiscal year 2014, and lower income taxes receivable balances also contributed to the overall increase in  cash provided by operating activities from period to period

Net cash provided by operating activities decreased $12.8 million to $38.7 million for fiscal year 2014 from $51.5 million for fiscal year 2013. This decrease was primarily due to changes in working capital, which were slightly offset by increased net income from period to period.  The most significant changes in our working capital came from accrued payroll and related expenses and trade accounts receivable. Accrued payroll and related expenses decreased from period to period primarily due to the payment of fiscal year 2013 earned incentive compensation during fiscal year 2014 which were significantly higher than those paid in fiscal year 2013 for fiscal year 2012. The trade accounts receivable balance at August 31, 2014 was higher than the balance at August 31, 2013 primarily due to increased sales volumes and the timing of payments received from our customers from period to period.

Investing Activities

Net cash used in investing activities increased $6.4 million to $16.9 million for fiscal year 2015 from $10.5 million for fiscal year 2014 primarily due to a $4.1 million cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in September 2014. Of this $4.1 million purchase consideration, $3.7 million was paid in early fiscal year 2015 and the remaining balance was paid in the last quarter of fiscal year 2015. Also contributing to the total cash outflows were a $2.9 million increase in purchases of short-term investments that were made by our U.K. and Australia subsidiaries, and a $1.7 million increase in capital expenditures from period to period.  These increases were slightly offset by a decrease in cash outflow related to the Belgium customer list which was acquired by our U.K. subsidiary for $1.8 million in fiscal year 2014.

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

Financing Activities

Net cash used in financing activities increased $12.9 million to $38.7 million for fiscal year 2015 from $25.8 million for fiscal year 2014 primarily due to a $25.0 million decrease in cash proceeds from our revolving credit facility, which was partially offset by a $12.5 million decrease in treasury stock purchases.  Dividends paid also increased by $1.5 million from period to period.

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

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollars at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. dollar terms, was a decrease in cash of $3.4 million for fiscal year 2015, an increase in cash of $2.0 million for fiscal year 2014, and a decrease in cash of $1.5 million for fiscal year 2013. These changes from period to period were primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

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

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2015, the Company repurchased 186,043 shares at a total cost of $15.7 million under this $75.0 million plan.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2014, the Board of Directors declared a 12% increase in the regular quarterly cash dividend, increasing it from $0.34 per share to $0.38 per share.  On October 2,  2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on October 30,  2015 to shareholders of record on October 16, 2015. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2015 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$4,080	$1,867	$1,879	$230	$104

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2015:

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

●

Under the current terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing March 13, 2015 through May 13, 2020. As of August 31, 2015, we had $108.0 million outstanding on this credit facility. Based on our most recent cash projections and anticipated business activities, we expect to borrow additional amounts against this credit facility ranging from $20.0 million to $25.0 million in fiscal year 2016. We estimate that the interest associated with these borrowings will be approximately $0.6 million for fiscal year 2016 based on estimated applicable interest rates and the expected dates of future borrowings. For additional details on this revolving line of credit, refer to the information set forth in Note 7 – Debt.

●

At August 31, 2015, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.3 million. We have estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

For certain of our sales we must make judgments and certain assumptions in order to determine when delivery has occurred. Through an analysis of end-of-period shipments for these particular sales, we determine an average time of transit of product to our customers, and this is used to estimate the time of delivery and whether revenue should be recognized during the current reporting period for such shipments. Differences in judgments or estimates related to the lengthening or shortening of the estimated delivery time used could result in material differences in the timing of revenue recognition.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our sales incentive allowances accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2015 were to differ by 10%, the impact on net sales would be approximately $0.6 million.

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

During the second quarter of fiscal year 2015, we performed our annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, we performed the two-step quantitative assessment for each of our reporting units to determine whether the fair value of any of the reporting units were less than their carrying amounts. We determined the fair value of our reporting units in step one of the analysis by following the income approach which uses a discounted cash flow methodology.  When using the discounted cash flow methodology, the fair value of each of the reporting units is based on the present value of the estimated future cash flows of each of the respective reporting units. The discounted cash flow methodology also requires management to make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. We determined that a discount rate of 9%, a sales growth rate of 4.5% and a terminal growth rate of 2% was appropriate to use in step one of the analysis for all of our reporting units. The forecast of future cash flows was based on management’s best estimates of sales growth rates and operating margins for the next five fiscal years. The discount rate used was based on the current weighted-average cost of capital for the Company. As these assumptions are largely unobservable, the estimate of fair value analysis falls within Level 3 of the fair value hierarchy. Based on the results of step one of the quantitative two-step analysis, we determined that the estimated fair value of each of our reporting units significantly exceeded their respective carrying values. As a result, step two of the quantitative analysis was not required and we concluded that no impairment of our goodwill existed as of February 28, 2015. We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2014 and 2013.

While we believe that the estimates and assumptions used in our goodwill impairment test and analyses are reasonable, actual events and results could differ substantially from those included in the calculation. In the event that business conditions change in the future, we may be required to reassess and update our forecasts and estimates used in subsequent goodwill impairment analyses. If the results of these future analyses are lower than current estimates, an impairment charge to our goodwill balances may result at that time.

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2015.

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

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. The 2000 Flushes trade name failed Step 1 in the fourth quarter analysis primarily driven by changes in management’s current expectations for future growth and profitability for the 2000 Flushes trade name as compared to those used in the previous Step 1 analysis performed in the third quarter of fiscal year 2013. In performing the Step 2 analysis, the Company determined the fair value of the asset group utilizing the income approach, which is based on the present value of the estimated future cash flows. The calculation that is prepared in order to determine the estimated fair value of an asset group requires management to make assumptions about key inputs in the estimated cash flows, including long-term forecasts, discount rates and terminal growth rates. In estimating the fair value of the 2000 Flushes trade name, the Company applied a discount rate of 11.3%, annual revenue growth rates ranging from negative 13.6% to positive 1.5% and a long-term terminal growth rate of 1.5%. Cash flow projections used were based on management’s estimates of revenue growth rates, contribution margins and EBITDA. The discount rate used was based on the weighted-average cost of capital. The Company also considered the fair value concepts of a market participant and thus all amounts included in the long-term forecast reflect management’s best estimate of what a market participant could realize over the projection period. After taking all of these factors into consideration, the estimated fair value of the asset group was then compared to the carrying value of the 2000 Flushes trade name asset group to determine the amount of the impairment. The inputs used in the impairment fair value analysis fall within Level 3 of the fair value hierarchy due to the significant unobservable inputs used to determine fair value. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million. The carrying value of the 2000 Flushes asset was $5.5 and $6.7 million at August 31, 2015 and 2014, respectively. There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2015 and 2014.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018 with the one year deferral. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  The Company has not yet decided which implementation method it will adopt. The Company is also in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories valued under first-in, first-out (“FIFO”) or the average cost method. Under this new guidance, inventory will be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and should be applied prospectively. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the Codification.  The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, and make minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, including interim periods within that reporting period. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The consolidated financial statements include sales to Tractor Supply of $1.1  million and $1.2 million for fiscal years 2015 and 2014, respectively. Accounts receivable from Tractor Supply were not material as of August 31, 2015.

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

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting forecasted cash balances denominated in non-functional currencies. The principal currency that creates the foreign currency exposures at the U.K. subsidiary is the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Interest Rate Risk

As of August 31, 2015,  the Company had a $108.0 million outstanding balance on its existing $150.0 million revolving credit facility agreement with Bank of America.  This $150.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until May 13,  2020. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2015 and 2014 and for each of the three fiscal years in the period ended August 31, 2015, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2015
	1st	2nd	3rd	4th	Total
Net sales	$96,353	$97,331	$92,485	$91,981	$378,150
Gross profit	$49,701	$51,233	$49,272	$49,972	$200,178
Net income	$10,786	$11,333	$10,965	$11,723	$44,807
Diluted earnings per common share	$0.73	$0.76	$0.75	$0.80	$3.04

	Fiscal Year Ended August 31, 2014
	1st	2nd	3rd	4th	Total
Net sales	$95,541	$94,184	$95,650	$97,622	$382,997
Gross profit	$49,673	$48,558	$49,139	$51,483	$198,853
Net income	$11,482	$10,317	$10,406	$11,541	$43,746
Diluted earnings per common share	$0.74	$0.67	$0.69	$0.77	$2.87

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2015, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2015, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2015, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders on December 8, 2015 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

The Registrant has a code of ethics (as defined in Item 406 of Regulation S-K under the Exchange Act) applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is represented by the Registrant’s Code of Conduct applicable to all employees and directors. A copy of the Code of Conduct may be found on the Registrant’s internet website on the Corporate Governance link from the Investors page at www.wd40company.com.

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2015:

Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon exercise		Weighted-average exercise		equity compensation plans
	of outstanding options,		price of outstanding options		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Plan category
Equity compensation plans
approved by security holders	287,917	(1)	$34.97	(2)	1,747,588
Equity compensation plans not
approved by security holders	n/a		n/a		n/a
	287,917	(1)	$34.97	(2)	1,747,588

(1)  Includes 62,620 securities to be issued upon exercise of outstanding stock options; 136,895 securities to be issued pursuant to outstanding restricted stock units;  57,604 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 30,798 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

(2)  Weighted average exercise price only applies to stock options outstanding of 62,620, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

10(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(a) thereto.

10(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan.

10(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 15, 2013, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(c) thereto.

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(e)	Form of Market Share Unit Award Agreement, incorporated by reference from the Registrant’s Form 8-K filed October 25, 2012, Exhibit 10(a) thereto.

10(f)	Amended and Restated of WD-40 Company’s Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 1, 2012, Appendix A thereto.

10(g)

Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 18, 2010, Exhibit 10(f) thereto.

10(h)

Change of Control Severance Agreement between WD-40 Company and Jay W. Rembolt dated October 16, 2008, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2014, Exhibit 10(h) thereto.

10(i)

Change of Control Severance Agreement between WD-40 Company and Richard T. Clampitt dated October 15, 2014, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2014, Exhibit 10(i) thereto.

10(j)

Change of Control Severance Agreement between WD-40 Company and Stanley A. Sewitch dated October 15, 2014, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2014, Exhibit 10(j) thereto.

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

10(r)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America , N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2015.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2015

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 22, 2015

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 22, 2015

/s/ MELISSA CLAASSEN
MELISSA CLASSEN, Director
Date: October 22, 2015

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 22, 2015

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 22, 2015

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 22, 2015

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2015

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 22, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2015 and August 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA

October 22, 2015

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$53,896	$57,803
Short-term investments	48,603	45,050
Trade accounts receivable, less allowance for doubtful
accounts of $491 and $406 at August 31, 2015
and 2014, respectively	58,750	63,618
Inventories	32,052	34,989
Current deferred tax assets, net	5,824	5,855
Other current assets	6,127	8,339
Total current assets	205,252	215,654
Property and equipment, net	11,376	9,702
Goodwill	96,409	95,499
Other intangible assets, net	22,961	23,671
Other assets	3,259	3,154
Total assets	$339,257	$347,680

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,128	$18,031
Accrued liabilities	15,200	18,382
Revolving credit facility, current portion	-	98,000
Accrued payroll and related expenses	13,357	15,969
Income taxes payable	2,287	1,529
Total current liabilities	47,972	151,911
Revolving credit facility	108,000	-
Long-term deferred tax liabilities, net	23,145	24,253
Other long-term liabilities	2,282	2,101
Total liabilities	181,399	178,265

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,546,888 and 19,464,310 shares issued at August 31, 2015 and 2014, respectively; and 14,450,490 and 14,754,362 shares outstanding at
August 31, 2015 and 2014, respectively	20	19
Additional paid-in capital	141,651	136,212
Retained earnings	260,683	237,596
Accumulated other comprehensive income (loss)	(8,722)	1,103
Common stock held in treasury, at cost ― 5,096,398 and 4,709,948
shares at August 31, 2015 and 2014, respectively	(235,774)	(205,515)
Total shareholders' equity	157,858	169,415
Total liabilities and shareholders' equity	$339,257	$347,680

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2015	2014	2013

Net sales	$378,150	$382,997	$368,548
Cost of products sold	177,972	184,144	179,385
Gross profit	200,178	198,853	189,163

Operating expenses:
Selling, general and administrative	108,873	108,577	104,378
Advertising and sales promotion	22,876	23,922	24,811
Amortization of definite-lived intangible assets	3,039	2,617	2,260
Impairment of definite-lived intangible assets	-	-	1,077
Total operating expenses	134,788	135,116	132,526

Income from operations	65,390	63,737	56,637

Other income (expense):
Interest income	584	596	506
Interest expense	(1,205)	(1,002)	(693)
Other (expense) income, net	(1,659)	(372)	417
Income before income taxes	63,110	62,959	56,867
Provision for income taxes	18,303	19,213	17,054
Net income	$44,807	$43,746	$39,813

Earnings per common share:
Basic	$3.05	$2.89	$2.55
Diluted	$3.04	$2.87	$2.54

Shares used in per share calculations:
Basic	14,582	15,072	15,517
Diluted	14,649	15,148	15,619

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2015	2014	2013

Net income	$44,807	$43,746	$39,813
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,825)	6,146	(2,316)
Total comprehensive income	$34,982	$49,892	$37,497

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2012	19,208,845	$19	$126,210	$193,265	$(2,727)	3,511,311	$(131,305)	$185,462
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	184,134		3,685					3,685
Stock-based compensation			2,453					2,453
Tax benefits from settlements of
stock-based equity awards			891					891
Cash dividends ($1.22 per share)				(19,044)				(19,044)
Acquisition of treasury stock						596,132	(31,437)	(31,437)
Foreign currency translation adjustment					(2,316)			(2,316)
Net income				39,813				39,813
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	71,331		(129)					(129)
Stock-based compensation			2,263					2,263
Tax benefits from settlements of
stock-based equity awards			839					839
Cash dividends ($1.33 per share)				(20,184)				(20,184)
Acquisition of treasury stock						602,505	(42,773)	(42,773)
Foreign currency translation adjustment					6,146			6,146
Net income				43,746				43,746
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	82,578	1	1,449					1,450
Stock-based compensation			2,782					2,782
Tax benefits from settlements of
stock-based equity awards			1,208					1,208
Cash dividends ($1.48 per share)				(21,720)				(21,720)
Acquisition of treasury stock						386,450	(30,259)	(30,259)
Foreign currency translation adjustment					(9,825)			(9,825)
Net income				44,807				44,807
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2015	2014	2013
Operating activities:
Net income	$44,807	$43,746	$39,813
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,464	5,860	5,359
Impairment of definite-lived intangible assets	-	-	1,077
Net (gains) losses on sales and disposals of property and equipment	(71)	(39)	3
Deferred income taxes	(1,334)	(736)	(1,004)
Excess tax benefits from settlements of stock-based equity awards	(1,205)	(831)	(850)
Stock-based compensation	2,782	2,263	2,453
Unrealized foreign currency exchange losses (gains), net	2,086	(66)	1,113
Provision for bad debts	302	218	511
Changes in assets and liabilities:
Trade accounts receivable	(314)	(5,821)	(3,800)
Inventories	2,037	(2,237)	(2,829)
Other assets	1,731	(2,209)	(1,998)
Accounts payable and accrued liabilities	(2,464)	(560)	(886)
Accrued payroll and related expenses	(2,722)	(3,047)	10,362
Income taxes payable	2,737	2,001	2,284
Other long-term liabilities	228	188	(39)
Net cash provided by operating activities	55,064	38,730	51,569

Investing activities:
Purchases of property and equipment	(5,784)	(4,085)	(2,854)
Proceeds from sales of property and equipment	333	331	158
Purchases of intangible assets	-	(1,799)	-
Acquisition of business	(4,117)	-	-
Purchases of short-term investments	(10,575)	(7,710)	(38,838)
Maturities of short-term investments	3,192	2,760	2,000
Net cash used in investing activities	(16,951)	(10,503)	(39,534)

Financing activities:
Treasury stock purchases	(30,259)	(42,773)	(31,437)
Dividends paid	(21,720)	(20,184)	(19,044)
Proceeds from issuance of common stock	2,111	1,284	4,791
Excess tax benefits from settlements of stock-based equity awards	1,205	831	850
Proceeds from revolving credit facility	10,000	35,000	18,000
Net cash used in financing activities	(38,663)	(25,842)	(26,840)
Effect of exchange rate changes on cash and cash equivalents	(3,357)	1,984	(1,480)
Net (decrease) increase in cash and cash equivalents	(3,907)	4,369	(16,285)
Cash and cash equivalents at beginning of period	57,803	53,434	69,719
Cash and cash equivalents at end of period	$53,896	$57,803	$53,434

Supplemental cash flow information:
Cash paid for:
Interest	$1,168	$915	$698
Income taxes, net of tax refunds received	$15,414	$18,147	$16,614

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company markets its maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BikeTM    product lines.

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

Supplier Risk

The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources. To date, the Company has been able to obtain adequate supplies of these materials which are used in the production of its maintenance products and homecare and cleaning products in a timely manner from existing sources.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Short-term Investments

The Company's short-term investments consist of term deposits and callable time deposits. These short-term investments had a carrying value of $48.6 million and $45.0 million at August 31, 2015 and 2014, respectively. These term deposits are subject to penalty for early redemption before their maturity.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2015 and 2014.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.4 million, $3.2 million and $3.1 million for fiscal years 2015, 2014 and 2013, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $0.8 million, $1.0 million and $1.2 million for fiscal years 2015, 2014 and 2013, respectively.

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

In accordance with Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No impairments to its goodwill were identified by the Company during fiscal years 2015, 2014 and 2013.

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

No impairments to its long-lived assets were identified by the Company during fiscal years 2015 or 2014. During the fourth quarter of fiscal year 2013, the Company recorded a non-cash, before tax impairment charge of $1.1 million to reduce the carrying value of the 2000 Flushes trade name intangible asset to its fair value. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2015, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy.

During the fiscal years ended August 31, 2015 and 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition. During the fourth quarter of fiscal year 2013, the Company was required to make a nonrecurring fair value measurement related to the 2000 Flushes trade name intangible asset, for which an impairment charge of $1.1 million was recorded during that quarter. For additional details, refer to the information set forth in Note 5 – Goodwill and Other Intangible Assets.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2015 and 2014.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party warehouses are capitalized in the cost of inventory and subsequently included in cost of sales when the associated revenue is recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $15.8 million,  $16.2 million and $15.7 million for fiscal years 2015, 2014 and 2013, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $22.9 million, $23.9 million and $24.8 million for fiscal years 2015, 2014 and 2013, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $9.0 million,  $6.9 million and $7.2 million in fiscal years 2015, 2014 and 2013, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $1.7 million and $0.4 million of net losses, and $0.4 million of net gains in foreign currency transactions during fiscal years 2015, 2014 and 2013, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2015, the Company had a notional amount of $7.4 million outstanding in foreign currency forward contracts, which mature from September 2015 through November 2015.    Unrealized net gains related to foreign currency forward contracts were not significant at August 31, 2015 and 2014.  Realized net gains and losses related to foreign currency forward contracts were not material for each of the twelve month periods ended August 31, 2015 and 2014.

Earnings per Common Share

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that are required to be included in the computation of earnings per common share pursuant to the two-class method. Accordingly, the Company’s outstanding unvested, if any, and outstanding vested stock-based equity awards that provide such nonforfeitable rights to dividend equivalents are included as participating securities in the calculation of earnings per common share (“EPS”) pursuant to the two-class method.

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

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options, restricted stock units, market share units and deferred performance units granted under the Company’s prior stock option plan and current equity incentive plan.

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

The fair value of stock options is determined using a Black-Scholes option pricing model. The fair values of restricted stock unit awards and deferred performance unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the deferred performance unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. An estimated forfeiture rate is applied and included in the calculation of stock-based compensation expense at the time that the stock-based equity awards are granted and revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2015, the Company determined that it has a remaining pool of windfall tax benefits.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018 with the one year deferral. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  The Company has not yet decided which implementation method it will adopt. The Company is also in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories valued under first-in, first-out (“FIFO”) or the average cost method. Under this new guidance, inventory will be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and should be applied prospectively. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which covers a wide range of topics in the Codification.  The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, and make minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, including interim periods within that reporting period. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2015	2014
Product held at third-party contract manufacturers	$3,224	$3,945
Raw materials and components	3,597	3,670
Work-in-process	141	261
Finished goods	25,090	27,113
Total	$32,052	$34,989

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2015	2014
Machinery, equipment and vehicles	$15,585	$13,459
Buildings and improvements	4,264	4,044
Computer and office equipment	3,895	3,312
Software	7,029	6,824
Furniture and fixtures	1,414	1,421
Land	282	295
Subtotal	32,469	29,355
Less: accumulated depreciation and amortization	(21,093)	(19,653)
Total	$11,376	$9,702

Note 5. Goodwill and Other Intangible Assets

Acquisitions

During the first quarter of fiscal year 2015, the Company entered into an agreement by and between GT 85 Limited (“GT85”) and WD-40 Company Limited, which is the Company’s U.K. subsidiary, to acquire the GT85 business and certain of its assets for a purchase consideration of $4.1 million. Of this purchase consideration, $3.7 million was paid in cash upon completion of the acquisition (“completion”) and the remaining balance was paid in June 2015.  Located in the U.K., the GT85 business was engaged in the marketing and sale of the GT85® and SG85 brands of maintenance products. This acquisition complements the Company’s maintenance products and will help to build upon its strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$85,545	$8,480	$1,211	$95,236
Translation adjustments	36	227	-	263
Balance as of August 31, 2014	85,581	8,707	1,211	95,499
GT85 acquisition	-	1,231	-	1,231
Translation adjustments	(49)	(271)	(1)	(321)
Balance as of August 31, 2015	$85,532	$9,667	$1,210	$96,409

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2015. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	August 31,	August 31,
	2015	2014
Gross carrying amount	$38,882	$36,670
Accumulated amortization	(14,702)	(12,021)
Accumulated impairment of intangible assets	(1,077)	(1,077)
Translation adjustments	(142)	99
Net carrying amount	$22,961	$23,671

During the fourth quarter of fiscal year 2013, as part of the Company’s ongoing evaluation of potential strategic alternatives for certain of its homecare and cleaning products, the Company determined based on its review of events and circumstances that there were indicators of impairment for the Carpet Fresh and 2000 Flushes trade names. Management accordingly performed the Step 1 recoverability test for these two trade names and based on the results of this analysis, it was determined that the total of the undiscounted cash flows significantly exceeded the carrying value for the Carpet Fresh asset group and that no impairment existed for this trade name as of August 31, 2013. However, the Step 1 analysis indicated that the carrying value of the asset group for the 2000 Flushes trade name exceeded its undiscounted future cash flows, and consequently, a second phase of the impairment test (“Step 2”) was performed specific to the 2000 Flushes trade name to determine whether this trade name was impaired. Based on the results of this Step 2 analysis, the 2000 Flushes asset group’s estimated fair value was determined to be lower than its carrying value. Consequently, the Company recorded a non-cash, before tax impairment charge of $1.1 million in the fourth quarter of fiscal year 2013 to reduce the carrying value of the 2000 Flushes asset to its estimated fair value of $7.9 million. At August 31, 2015, the carrying value of definite-lived intangible assets associated with the Company’s trade names for its homecare and cleaning products was $19.5 million, of which $5.5 million was associated with the 2000 Flushes trade name.

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the period ended August 31, 2015.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2013	$21,536	$2,756	$-	$24,292
Amortization expense	(2,208)	(409)	-	(2,617)
Customer list	-	1,819	-	1,819
Translation adjustments	-	177	-	177
Balance as of August 31, 2014	19,328	4,343	-	23,671
Amortization expense	(2,207)	(832)	-	(3,039)
GT85 customer relationships	-	1,570	-	1,570
GT85 trade name	-	896	-	896
GT85 technology	-	159	-	159
Translation adjustments	-	(296)	-	(296)
Balance as of August 31, 2015	$17,121	$5,840	$-	$22,961

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Fiscal year 2016	$2,459	$531	$40
Fiscal year 2017	2,453	530	40
Fiscal year 2018	2,453	530	39
Fiscal year 2019	2,453	308	-
Fiscal year 2020	2,059	196	-
Thereafter	8,477	393	-
Total	$20,354	$2,488	$119

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2015	2014
Accrued advertising and sales promotion expenses	$9,259	$10,140
Accrued professional services fees	1,207	1,715
Accrued sales taxes	797	934
Accrued other taxes	246	476
Other	3,691	5,117
Total	$15,200	$18,382

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2015	2014
Accrued incentive compensation	$5,530	$8,558
Accrued payroll	3,644	2,813
Accrued profit sharing	2,508	2,424
Accrued payroll taxes	1,189	1,602
Other	486	572
Total	$13,357	$15,969

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

Prior to the execution of the Second Amendment and the removal of the material adverse effect clause as an event of default, all amounts outstanding under the revolving credit facility were classified as short-term on the Company’s consolidated balance sheets as Bank of America could require the Company to immediately repay all amounts outstanding on the credit facility based on subjective factors. With the removal of the material adverse effect clause as an event of default, Bank of America can no longer require this immediate repayment of amounts outstanding on the line of credit based on subjective acceleration clauses. As a result, the Company is permitted to classify draws on the line of credit as long-term provided that management has determined it has the ability and intent to refinance such draws on the line of credit for a period in excess of twelve months.  The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Since the autoborrow feature within the Second Amendment allows for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement would be classified as short-term on the Company’s consolidated balance sheets.

During the fiscal year ended August 31, 2015, the Company borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of August 31, 2015, the Company had a $108.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility. Based on management’s ability and intent to refinance the short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified the entire amount outstanding under the revolving credit facility as a long-term liability at August 31, 2015.

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

On October 14, 2014, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2015, the Company repurchased 186,043 shares at a total cost of $15.7 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net income	$44,807	$43,746	$39,813
Less: Net income allocated to participating securities	(271)	(238)	(196)
Net income available to common shareholders	$44,536	$43,508	$39,617

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Weighted-average common shares outstanding, basic	14,582	15,072	15,517
Weighted-average dilutive securities	67	76	102
Weighted-average common shares outstanding, diluted	14,649	15,148	15,619

For the fiscal years ended August 31, 2015 and 2014, weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 1,337 and 4,454, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the fiscal year ended August 31, 2013.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.1 million and $1.2 million for fiscal years 2015 and 2014, respectively. Accounts receivable from Tractor Supply were not material as of August 31, 2015 and 2014.

Note 11.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2015 which provide for the following future fiscal year minimum payments (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Operating leases	$1,867	$1,287	$592	$132	$98	$104

Rent expense was $2.1 million for each of the fiscal years ended August 31, 2015 and 2014 and $2.0 million for the fiscal year ended August 31, 2013.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods.  Prior to the fourth quarter of fiscal year 2012, amounts for inventory purchased under termination commitments have been immaterial. As a result of the unanticipated termination of the IQ Products Company contract manufacturing agreement in the fourth quarter of fiscal year 2012, the Company concluded that it was obligated to purchase $1.7 million of finished goods inventory.  As a result, this amount was included in inventory in the Company’s condensed consolidated balance sheet in prior periods beginning with the fourth quarter of fiscal year 2012.  According to the Interim Award of the Arbitration Panel in the Company’s dispute with IQ Products Company as described in the Litigation section below, the Company has no contractual obligation to purchase the finished goods inventory held by IQ Products Company.  Therefore, inventory and the corresponding accrued liability were reduced by $1.7 million in the Company’s condensed consolidated balance sheet in the third quarter of fiscal year 2015, which is the period that the Interim Award was issued by the Arbitration Panel.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2015,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On May 31, 2012, a legal action was filed against the Company in a United States District Court, in Texas (IQ Products Company v. WD-40 Company). The complaint alleged that the Company wrongfully terminated a contract manufacturing relationship. IQ Products Company (“IQPC”) also raised alleged safety concerns regarding a long-standing manufacturing specification related to the Company’s products. On November 13, 2014, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”) addressed a letter to IQPC to inform IQPC that it concluded an investigation and found no evidence of non-compliance with existing PHMSA regulations or an imminent public safety hazard posed by WD-40 Company products.

Pursuant to a court order, the dispute was submitted to arbitration. Following nine days of testimony and full briefing, a panel of three arbitrators issued their Interim Award and decision on the merits of the dispute on May 15, 2015. The arbitrators rejected all of IQPC’s claims.  On August 14, 2015, the arbitrators issued a further Interim Award to declare that the Company is the prevailing party in the proceeding for purposes of awarding attorney’s fees and costs.

On September 24, 2015, IQPC filed an action in the United States District Court in New Jersey against the DOT and PHMSA alleging that the PHMSA failed to properly follow the applicable regulations when it previously investigated the manufacturing and required regulatory testing of the Company’s products. The Company is not named as a party to this action, but IQPC continues to allege that the Company’s products do not comply with the applicable regulation and that such alleged failure is evidence of a dangerous condition. The Company’s position, supported by the PHMSA’s prior investigation and conclusions noted above, is that all of the Company’s aerosol products are properly manufactured and tested in accordance with the applicable regulation. The Company will monitor this pending litigation and the Company will take such action as may be necessary or appropriate to protect the Company’s interests.

The Company does not believe that there is any reasonable possibility that these matters will have a materially negative impact on the Company’s financial condition or results of operations.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2015.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2015.

Note 12. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
United States	$38,044	$41,537	$36,302
Foreign (1)	25,066	21,422	20,565
Income before income taxes	$63,110	$62,959	$56,867

(1)	Included in these amounts are income before income taxes for the EMEA segment of $21.9 million, $18.4 million and $17.5 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Current:
Federal	$12,302	$12,663	$11,239
State	966	972	886
Foreign	5,886	5,489	4,973
Total current	19,154	19,124	17,098

Deferred:
United States	(870)	(11)	(157)
Foreign	19	100	113
Total deferred	(851)	89	(44)
Provision for income taxes	$18,303	$19,213	$17,054

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2015	2014
Deferred tax assets:
Accrued payroll and related expenses	$1,680	$1,423
Accounts receivable	532	544
Reserves and accruals	2,450	2,519
Stock-based compensation expense	2,610	2,175
Uniform capitalization	1,335	1,700
Tax credit carryforwards	2,040	1,914
Other	1,674	1,561
Total gross deferred tax assets	12,321	11,836
Valuation allowance	(2,052)	(2,130)
Total net deferred tax assets	10,269	9,706

Deferred tax liabilities:
Property and equipment, net	(470)	(749)
Amortization of tax goodwill and intangible assets	(26,334)	(26,163)
Investments in partnerships	(786)	(1,099)
Other	-	(93)
Total deferred tax liabilities	(27,590)	(28,104)
Net deferred tax liabilities	$(17,321)	$(18,398)

The Company had state net operating loss (“NOL”) carryforwards of $1.3 million and $6.4 million as of August 31, 2015 and 2014, which generated a net deferred tax asset of $0.1 million and $0.3 million for fiscal years 2015 and 2014, respectively.  The state NOL carryforwards for the fiscal year ended August 31, 2015 will begin to expire in fiscal year 2020.  The Company also had cumulative tax credit carryforwards of $2.0 million as of August 31, 2015 and $1.9 million as of August 31, 2014, of which $1.9 million and $1.8 million, respectively, is attributable to a U.K. tax credit carryforward, which does not expire. Future utilization of the tax credit carryforwards and certain state NOL carryovers is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with cumulative tax credit carryforwards. In addition, a valuation allowance has been recorded against the deferred tax asset associated with certain state NOL carryovers in the amount of $0.1 million and $0.2 million as of August 31, 2015 and 2014, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Amount computed at U.S. statutory federal tax rate	$22,088	$22,036	$19,904
State income taxes, net of federal tax benefits	578	674	661
Effect of foreign operations	(3,221)	(2,270)	(2,353)
Benefit from qualified domestic production deduction	(1,131)	(1,048)	(1,050)
Other	(11)	(179)	(108)
Provision for income taxes	$18,303	$19,213	$17,054

As of August 31, 2015, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $115.4 million of undistributed earnings of the U.K., Australia and China subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $10.7 million as of August 31, 2015. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate such foreign earnings in future periods, the Company would incur incremental U.S. federal and state income taxes as well as foreign withholding taxes.  However, the Company’s intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund the U.S. operations. Regarding certain foreign subsidiaries not indefinitely reinvested, the Company has provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2015	2014
Unrecognized tax benefits - beginning of fiscal year	$1,248	$980
Gross increases - tax positions in prior periods	-	152
Gross increases - current period tax positions	222	250
Expirations of statute of limitations for assessment	(63)	(134)
Settlements	(128)	-
Unrecognized tax benefits - end of fiscal year	$1,279	$1,248

There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2015 and 2014. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2015 and 2014.

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

Note 13. Stock-based Compensation

As of August 31, 2015, the Company had one stock incentive plan, the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2015, the Company had granted awards of restricted stock units (“RSUs”), performance share units (“PSUs”), market share units (“MSUs”) and deferred performance units (“DPUs”) under the 2007 Plan. Additionally, as of August 31, 2015, there were still outstanding stock options which had been granted under the Company’s prior stock option plan. Fiscal year 2012 was the last fiscal period in which the Company granted PSUs and no PSUs remained outstanding as of the prior fiscal year ended August 31, 2014. The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2007 Plan is 2,957,830. As of August 31, 2015,  1,747,588 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan.

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

Vesting of the MSUs granted to certain high level employees follows a performance measurement period of three fiscal years commencing with the Company’s fiscal year in which the MSU awards are granted (the “Measurement Period”). Shares will be issued pursuant to the vested MSUs following the conclusion of the applicable MSU Measurement Period after the Committee’s certification of achievement of the applicable performance measure for such awards and the vesting of the MSU awards and the applicable percentage of the target number of MSU shares to be issued. The recipient must remain employed with the Company for vesting purposes until the date on which the Committee certifies achievement of the applicable performance measure for the MSU awards.

Vesting of the DPUs granted to certain high level employees follows a performance measurement period of one fiscal year that is the same fiscal year in which the DPU awards are granted (the “Measurement Year”). A number of DPUs equal to the applicable percentage of the maximum number of DPUs awarded will vest following the conclusion of the applicable DPU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such awards (the “Vested DPUs”). The recipient must remain employed with the Company for vesting purposes until August 31 of the Measurement Year. For recipients who are residents of the United States, the Vested DPUs must be held until termination of employment, with shares to be issued pursuant to the Vested DPUs six months following the day after each such recipient’s termination of employment with the Company. For recipients who are not residents of the United States, the Committee has discretion to either defer settlement of each such recipient’s Vested DPUs by issuance of shares following termination of employment or settle each Vested DPU in cash by payment of an amount equal to the closing price of one share of the Company’s common stock as of the date of the Committee’s certification of the relative achievement of the applicable performance measure for the DPU awards. Until issuance of shares in settlement of the Vested DPUs, the holders of each Vested DPU that is not settled in cash are entitled to receive dividend equivalents with respect to their Vested DPUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $2.8 million, $2.3 million and $2.5 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively. The Company recognized income tax benefits related to such stock-based compensation of $0.9 million for the fiscal year ended August 31, 2015 and $0.8 million for each of the fiscal years ended August 31, 2014 and 2013. As of August 31, 2015, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.2 million and $1.3 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.7 and 1.8 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2015.

Stock Options

Fiscal year 2008 was the last fiscal period in which the Company granted stock options. The estimated fair value of each of the Company’s stock option awards granted in and prior to fiscal year 2008 was determined on the date of grant using the Black-Scholes option pricing model.

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2014	130,065	$33.07
Granted	-	$-
Exercised	(67,445)	$31.30
Forfeited or expired	-	$-
Outstanding at August 31, 2015	62,620	$34.97	1.6	$3,054
Exercisable at August 31, 2015	62,620	$34.97	1.6	$3,054

The total intrinsic value of stock options exercised was $3.3 million, $1.4 million and $3.2 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

The income tax benefits from stock options exercised totaled $1.1 million, $0.4 million and $0.9 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2014	135,930	$43.18
Granted	24,924	$69.35
Converted to common shares	(23,959)	$47.46
Forfeited	-	$-
Outstanding at August 31, 2015	136,895	$47.19	$11,464
Vested at August 31, 2015	99,559	$42.20	$8,337

The weighted-average fair value of all RSUs granted during the fiscal years ended August 31, 2015, 2014 and 2013 was $69.35, $66.82 and $45.45, respectively. The total intrinsic value of all RSUs converted to common shares was $1.8 million, $2.7 million and $2.4 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

The income tax benefits from RSUs converted to common shares totaled $0.6 million, $0.9 million and $0.8 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

Market Share Units

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

The estimated fair value of each of the Company’s MSU awards, which are not entitled to receive dividend equivalents with respect to the MSUs, was determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of possible future stock prices for both the Company and the Index and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of the MSUs is affected by the Company’s stock price and a number of assumptions including the expected volatilities of the Company’s stock and the Index, the Company’s risk-free interest rate and expected dividends. The following weighted-average assumptions for MSU grants for the last three fiscal years were used in the Monte Carlo simulation model:

	Fiscal Year Ended August 31,
	2015	2014	2013
Expected volatility	22.0%	25.2%	25.4%
Risk-free interest rate	0.8%	0.6%	0.4%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.88-year periods for MSUs granted during each of the fiscal years ended August 31, 2015 and 2014 and over the most recent 2.85-year period for MSUs granted during the fiscal year ended August 31, 2013, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2014	39,869	$51.01
Granted	17,735	$71.66
Converted to common shares	-	$-
Forfeited	-	$-
Outstanding at August 31, 2015	57,604	$57.37	$4,824

The weighted-average fair value of all MSUs granted during the fiscal years ended August 31, 2015, 2014 and 2013 was $71.66, $69.58 and $37.15 respectively. No MSUs converted to common shares during the fiscal years ended August 31, 2015, 2014 or 2013.

Deferred Performance Units

In November 2014, the Company began granting DPU awards to certain high level employees. The DPUs provide for performance-based vesting over a performance measurement period of the fiscal year in which the DPU awards are granted. The performance vesting provisions of the DPUs are based on relative achievement within an established performance measure range of the Company’s reported earnings before interest, income taxes, depreciation and amortization computed on a consolidated basis (“Global EBITDA”) for the Measurement Year, before deduction of the stock-based compensation expense for the Vested DPUs. The ultimate number of DPUs that vest may range from 0% to 100% of the original maximum number of DPUs awarded depending on the relative achievement of the Global EBITDA performance measure at the end of the Measurement Year.

The estimated fair value of each of the Company’s DPU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the DPUs, which are not entitled to receive dividend equivalents with respect to the unvested DPUs.

On November 14, 2014, DPUs with respect to a maximum number of 30,798 shares of the Company’s common stock were granted at an aggregate grant date fair market value of $2.3 million, or $75.14 per share. No DPUs were converted to common shares during the fiscal year ended August 31, 2015. The aggregate intrinsic value of DPUs outstanding as of August 31, 2015 was $2.6 million. However, based on the most recent estimated achievement of the applicable performance measure for these DPU awards, the Company expects that none of the DPUs will vest.  As a result, no associated stock-based compensation expense has been recorded as of August 31, 2015.

Note 14. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.1 million,  $2.6 million and $2.7 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans for the fiscal years ended August 31, 2015, 2014 and 2013 was $1.5 million,  $1.4 million and $1.3 million, respectively.

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

Effective September 1, 2013, the Company transitioned the management of the India operations to the EMEA segment from the Asia-Pacific segment.  As a result, the India financial results were included in the EMEA segment information below for fiscal years 2014 and 2013 for comparison purposes. Summary information about reportable segments is as follows (in thousands):

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2015
Net sales	$187,344	$136,847	$53,959	$-	$378,150
Income from operations	$46,674	$30,173	$12,602	$(24,059)	$65,390
Depreciation and
amortization expense	$4,078	$2,102	$253	$31	$6,464
Interest income	$9	$417	$158	$-	$584
Interest expense	$1,197	$-	$8	$-	$1,205

Fiscal Year Ended August 31, 2014
Net sales	$180,806	$151,368	$50,823	$-	$382,997
Income from operations	$41,356	$34,003	$10,364	$(21,986)	$63,737
Depreciation and
amortization expense	$4,229	$1,363	$244	$24	$5,860
Interest income	$7	$417	$172	$-	$596
Interest expense	$994	$-	$8	$-	$1,002

Fiscal Year Ended August 31, 2013
Net sales	$180,544	$137,360	$50,644	$-	$368,548
Income from operations	$39,383	$30,174	$8,995	$(21,915)	$56,637
Depreciation and
amortization expense	$4,189	$960	$200	$10	$5,359
Interest income	$1	$348	$157	$-	$506
Interest expense	$684	$-	$9	$-	$693

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Maintenance products	$333,306	$337,825	$320,883
Homecare and cleaning products	44,844	45,172	47,665
Total	$378,150	$382,997	$368,548

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net Sales by Geography:
United States	$153,116	$147,033	$145,233
International	225,034	235,964	223,315
Total	$378,150	$382,997	$368,548

Long-lived Assets by Geography (2) :
United States	$5,955	$4,470	$4,223
International	5,421	5,232	4,312
Total	$11,376	$9,702	$8,535

(2) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 16.  Subsequent Events

On October 2, 2015, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on October 30, 2015 to shareholders of record on October 16, 2015.