Form 10-Q
period 2015-11-30
WD 40 CO
filed 2016-01-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2016 was 14,399,027.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2015

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$65,071	$53,896
Short-term investments	47,665	48,603
Trade and other accounts receivable, less allowance for doubtful accounts of $445 and $491 at November 30, 2015
and August 31, 2015, respectively	57,782	58,750
Inventories	35,575	32,052
Current deferred tax assets, net	6,957	5,824
Other current assets	4,392	6,127
Total current assets	217,442	205,252
Property and equipment, net	10,844	11,376
Goodwill	96,291	96,409
Other intangible assets, net	22,075	22,961
Other assets	3,276	3,259
Total assets	$349,928	$339,257

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,671	$17,128
Accrued liabilities	15,192	15,200
Accrued payroll and related expenses	12,393	13,357
Income taxes payable	2,607	2,287
Total current liabilities	50,863	47,972
Revolving credit facility	118,000	108,000
Long-term deferred tax liabilities, net	24,918	23,145
Other long-term liabilities	2,301	2,282
Total liabilities	196,082	181,399

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,594,908 and 19,546,888 shares issued at November 30, 2015 and
August 31, 2015, respectively; and 14,406,219 and 14,450,490 shares
outstanding at November 30, 2015 and August 31, 2015, respectively	20	20
Additional paid-in capital	141,815	141,651
Retained earnings	267,245	260,683
Accumulated other comprehensive income (loss)	(11,385)	(8,722)
Common stock held in treasury, at cost ― 5,188,689 and 5,096,398
shares at November 30, 2015 and August 31, 2015, respectively	(243,849)	(235,774)
Total shareholders' equity	153,846	157,858
Total liabilities and shareholders' equity	$349,928	$339,257

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2015	2014

Net sales	$92,522	$96,353
Cost of products sold	41,114	46,652
Gross profit	51,408	49,701

Operating expenses:
Selling, general and administrative	27,848	27,424
Advertising and sales promotion	5,660	5,915
Amortization of definite-lived intangible assets	755	769
Total operating expenses	34,263	34,108

Income from operations	17,145	15,593

Other income (expense):
Interest income	148	134
Interest expense	(372)	(294)
Other (expense) income, net	(51)	102
Income before income taxes	16,870	15,535
Provision for income taxes	4,808	4,749
Net income	$12,062	$10,786

Earnings per common share:
Basic	$0.83	$0.73
Diluted	$0.83	$0.73

Shares used in per share calculations:
Basic	14,404	14,668
Diluted	14,461	14,738
Dividends declared per common share	$0.38	$0.34

See accompanying notes to condensed consolidated financial statements.

Updated

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2015	2014

Net income	$12,062	$10,786
Other comprehensive loss:
Foreign currency translation adjustment	(2,663)	(6,296)
Total comprehensive income	$9,399	$4,490

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	48,020		(1,859)					(1,859)
Stock-based compensation			633					633
Tax benefits from settlements of
stock-based equity awards			1,390					1,390
Cash dividends ($0.38 per share)				(5,500)				(5,500)
Acquisition of treasury stock						92,291	(8,075)	(8,075)
Foreign currency translation adjustment					(2,663)			(2,663)
Net income				12,062				12,062
Balance at November 30, 2015	19,594,908	$20	$141,815	$267,245	$(11,385)	5,188,689	$(243,849)	$153,846

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2015	2014
Operating activities:
Net income	$12,062	$10,786
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,661	1,633
Net gains on sales and disposals of property and equipment	(3)	(24)
Deferred income taxes	3	(615)
Excess tax benefits from settlements of stock-based equity awards	(1,390)	(494)
Stock-based compensation	633	498
Unrealized foreign currency exchange losses, net	360	461
Provision for bad debts	78	164
Changes in assets and liabilities:
Trade and other accounts receivable	430	(720)
Inventories	(3,730)	624
Other assets	1,688	2,841
Accounts payable and accrued liabilities	3,617	(3,563)
Accrued payroll and related expenses	(3,187)	(4,931)
Income taxes payable	2,403	2,698
Other long-term liabilities	20	40
Net cash provided by operating activities	14,645	9,398

Investing activities:
Purchases of property and equipment	(448)	(1,582)
Proceeds from sales of property and equipment	-	79
Acquisition of business	-	(3,705)
Purchases of short-term investments	(2,933)	(82)
Maturities of short-term investments	2,846	-
Net cash used in investing activities	(535)	(5,290)

Financing activities:
Treasury stock purchases	(8,075)	(9,863)
Dividends paid	(5,500)	(5,003)
Proceeds from issuance of common stock	421	685
Excess tax benefits from settlements of stock-based equity awards	1,390	494
Proceeds from revolving credit facility	10,000	-
Net cash used in financing activities	(1,764)	(13,687)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(1,782)
Net increase (decrease) in cash and cash equivalents	11,175	(11,361)
Cash and cash equivalents at beginning of period	53,896	57,803
Cash and cash equivalents at end of period	$65,071	$46,442

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. The Company markets its maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2015 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2015, the Company had a notional amount of $7.3 million outstanding in foreign currency forward contracts, which mature from December 2015 through March 2016. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2015 and August 31, 2015. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three month periods ended November 30, 2015 and 2014.

Fair Value Measurements

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2015, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy.  The carrying values of cash equivalents and short-term investments are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the three months ended November 30, 2015, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating which transition method it will elect and whether to early adopt. The Company has also evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements given the relative materiality of the deferred tax assets and liabilities that would be reclassified from current to noncurrent.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which simplifies the subsequent measurement of inventories valued under first-in, first-out (“FIFO”) or the average cost method. Under this new guidance, inventory will be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and should be applied prospectively. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2015	2015
Product held at third-party contract manufacturers	$4,093	$3,224
Raw materials and components	3,381	3,597
Work-in-process	221	141
Finished goods	27,880	25,090
Total	$35,575	$32,052

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2015	2015
Machinery, equipment and vehicles	$15,662	$15,585
Buildings and improvements	4,283	4,264
Computer and office equipment	3,841	3,895
Software	7,198	7,029
Furniture and fixtures	1,416	1,414
Land	277	282
Subtotal	32,677	32,469
Less: accumulated depreciation and amortization	(21,833)	(21,093)
Total	$10,844	$11,376

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$85,532	$9,667	$1,210	$96,409
Translation adjustments	(12)	(106)	-	(118)
Balance as of November 30, 2015	$85,520	$9,561	$1,210	$96,291

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2015, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	November 30,	August 31,
	2015	2015
Gross carrying amount	$37,622	$37,805
Accumulated amortization	(15,333)	(14,702)
Translation adjustments	(214)	(142)
Net carrying amount	$22,075	$22,961

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the three months ended November  30, 2015.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2015 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$17,121	$5,840	$-	$22,961
Amortization expense	(552)	(203)	-	(755)
Translation adjustments	-	(131)	-	(131)
Balance as of November 30, 2015	$16,569	$5,506	$-	$22,075

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2016	$1,840	$389	$29
Fiscal year 2017	2,448	518	39
Fiscal year 2018	2,448	518	39
Fiscal year 2019	2,448	300	-
Fiscal year 2020	2,053	191	-
Thereafter	8,431	384	-
Total	$19,668	$2,300	$107

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2015	2015
Accrued advertising and sales promotion expenses	$8,690	$9,259
Accrued professional services fees	1,300	1,207
Accrued sales taxes	216	797
Accrued other taxes	448	246
Other	4,538	3,691
Total	$15,192	$15,200

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2015	2015
Accrued incentive compensation	$2,610	$5,530
Accrued payroll	4,319	3,644
Accrued profit sharing	3,239	2,508
Accrued payroll taxes	1,630	1,189
Other	595	486
Total	$12,393	$13,357

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended three times, most recently on November 16, 2015, (the “Third Amendment”). This Third Amendment increased the revolving commitment from an amount not to exceed $150.0 million to an amount not to exceed $175.0 million. The Third Amendment also increased the aggregate amount of the Company’s capital stock that it may repurchase from $125.0 million to $150.0 million during the period from and including the Third Amendment effective date to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto.  This revolving credit facility matures on May 13, 2020, and includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies.

Per the terms of the amended agreement, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. No such autoborrow agreement has been signed to date. In addition, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

•

The consolidated leverage ratio cannot be greater than three to one.  The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters.

•

The consolidated interest coverage ratio cannot be less than three to one.  The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters.

The amended agreement no longer contains the material adverse effect clause as an event of default. Prior to the removal of the material adverse effect clause as an event of default in the second amendment to the agreement, which was entered into by the Company in May 2015, all amounts outstanding under the revolving credit facility were classified as short-term on the Company’s consolidated balance sheets as Bank of America could require the Company to immediately repay all amounts outstanding on the credit facility based on subjective factors. With the removal of the material adverse effect clause as an event of default, Bank of America can no longer require this immediate repayment of amounts outstanding on the line of credit.  As a result, the Company is permitted to classify draws on the line of credit as long-term provided that management has determined it has the ability and intent to refinance such draws on the line of credit for a period in excess of twelve months.  The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit.  Since the autoborrow feature allows for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement would be classified as short-term on the Company’s consolidated balance sheets.

During the three months ended November 30, 2015,  the Company borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of November 30, 2015, the Company had a $118.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility. Based on management’s ability and intent to refinance the short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified the entire amount outstanding under the revolving credit facility as a long-term liability at November 30, 2015.

Note 8. Share Repurchase Plans

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted,  the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through November 30, 2015, the Company repurchased 278,334 shares at a total cost of $23.8 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2015	2014
Net income	$12,062	$10,786
Less: Net income allocated to
participating securities	(75)	(62)
Net income available to common shareholders	$11,987	$10,724

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2015	2014
Weighted-average common
shares outstanding, basic	14,404	14,668
Weighted-average dilutive securities	57	70
Weighted-average common
shares outstanding, diluted	14,461	14,738

For the three months ended November 30, 2015 and 2014,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 8,030 and 5,347, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.2 million for the three months ended November 30, 2015 and 2014, respectively.  Accounts receivable from Tractor Supply were not material as of November 30, 2015.

Note 11.  Commitments and Contingencies

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products.  The contract manufacturers maintain title to and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms.  Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two to five months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2015,  no such commitments were outstanding.

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

Pursuant to a court order, the dispute was submitted to arbitration. Following nine days of testimony and full briefing, a panel of three arbitrators issued their Interim Award and decision on the merits of the dispute on May 15, 2015. The arbitrators rejected all of IQPC’s claims.  On August 14, 2015, the arbitrators issued a further Interim Award to declare that the Company is the prevailing party in the proceeding for purposes of awarding attorney’s fees and costs. On November 19, 2015, the arbitrators issued a Final Award, incorporating each of the two Interim Awards and ordering IQPC to pay to the Company the sum of $1.5 million for attorney’s fees and costs.  On December 4, 2015, the Company filed a motion in the United States District Court in Texas to confirm the Final Award and for the entry of judgment for the award of fees and costs.

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

The Company does not believe that there is any reasonable possibility that these matters related to IQPC will have a materially negative impact on the Company’s financial condition or results of operations.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2015.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2015.

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

The provision for income taxes was 28.5% and 30.6% of income before income taxes for the three months ended November 30, 2015 and 2014, respectively.  The decrease in the effective income tax rate from period to period was driven by an increase in  earnings from foreign operations, particularly those in the United Kingdom, which are taxed at decreasing tax rates and  a one-time, nonrecurring benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2013 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2011 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2015:
Net sales	$44,412	$32,086	$16,024	$-	$92,522
Income from operations	$10,860	$6,715	$5,123	$(5,553)	$17,145
Depreciation and
amortization expense	$1,080	$510	$64	$7	$1,661
Interest income	$2	$103	$43	$-	$148
Interest expense	$369	$-	$3	$-	$372

November 30, 2014:
Net sales	$44,773	$34,591	$16,989	$-	$96,353
Income from operations	$9,966	$6,380	$4,446	$(5,199)	$15,593
Depreciation and
amortization expense	$1,028	$542	$55	$8	$1,633
Interest income	$3	$100	$31	$-	$134
Interest expense	$293	$-	$1	$-	$294

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

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2015	2014
Maintenance products	$82,241	$84,904
Homecare and cleaning products	10,281	11,449
Total	$92,522	$96,353

Note 14. Subsequent Events

On December 8, 2015, the Company’s Board of Directors approved an 11% increase in the regular quarterly cash dividend, increasing it from $0.38 per share to $0.42 per share. The $0.42 per share dividend declared on December 8, 2015 is payable on January 29, 2016 to shareholders of record on January 15, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percents in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2015.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; and forecasted foreign currency exchange rates and commodity prices.  These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products which solve problems in workshops, factories and homes around the world. We market our maintenance products and our homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2015:

•

Consolidated net sales decreased $3.8 million for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. As a result of translating the sales of our subsidiaries from their functional currencies to U.S. Dollar, consolidated net sales were unfavorably impacted by $3.7 million from period to period. Thus, on a constant currency basis, net sales would have decreased by $0.1 million from period to period. Of this $3.7 million unfavorable impact from changes in foreign currency exchange rates, $2.1 million came from our EMEA segment, which accounted for 35% of our consolidated sales for the three months ended November 30, 2015.

•

Consolidated net sales for the WD-40 Specialist product line were $4.3 million which is a 2% increase for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line

•	Gross profit as a percentage of net sales increased to 55.6% for the three months ended November 30, 2015 compared to 51.6% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $1.3 million, or 12%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. As a result of translating the net income of our subsidiaries from their functional currencies to U.S. Dollar, consolidated net income was unfavorably impacted by  $0.5 million from period to period. Thus, on a constant currency basis, net income would have increased $1.8 million.

•	Diluted earnings per common share for the three months ended November 30, 2015 were $0.83 versus $0.73 in the prior fiscal year period.

•

Share repurchases continue to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in October 2014.  During the period from September 1, 2015 through November 30, 2015, the Company repurchased 92,291 shares at an average price of $87.47 per share, for a total cost of $8.1 million.

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

Results of Operations

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Net sales:
Maintenance products	$82,241	$84,904	$(2,663)	(3)%
Homecare and cleaning products	10,281	11,449	(1,168)	(10)%
Total net sales	92,522	96,353	(3,831)	(4)%
Cost of products sold	41,114	46,652	(5,538)	(12)%
Gross profit	51,408	49,701	1,707	3%
Operating expenses	34,263	34,108	155	-
Income from operations	$17,145	$15,593	$1,552	10%
Net income	$12,062	$10,786	$1,276	12%
Earnings per common share - diluted	$0.83	$0.73	$0.10	14%
Shares used in per share calculations - diluted	14,461	14,738	(277)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$44,412	$44,773	$(361)	(1)%
EMEA	32,086	34,591	(2,505)	(7)%
Asia-Pacific	16,024	16,989	(965)	(6)%
Total	$92,522	$96,353	$(3,831)	(4)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$37,063	$36,850	$213	1%
Homecare and cleaning products	7,349	7,923	(574)	(7)%
Total	$44,412	$44,773	$(361)	(1)%
% of consolidated net sales	48%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $44.4 million, down $0.4 million, or 1%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Americas segment from period to period.  Sales for the three months ended November 30, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $44.8 million in the Americas segment. Thus, on a constant currency basis, sales would have remained constant from period to period.

Sales of maintenance products in the Americas segment increased $0.2 million, or 1%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S., which was up 4% from period to period, primarily due to a higher level of promotional activities for all maintenance products and the added distribution of our new WD-40 EZ Reach TM product, which was launched in the last quarter of fiscal year 2015. The sales increase in the U.S. was partially offset by a decrease in sales in Canada and Latin America, which were down 15% and 6%, respectively, from period to period.  The decrease in Canada was due to changes in foreign currency exchange rates. In functional currency, which is the Canadian Dollar, sales of maintenance products in Canada increased by 2% from period to period. The decrease in Latin America was primarily due to the timing of customer orders from period to period.  Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up 3%, from period to period due to increased promotional activities and new distribution during the three months ended November 30, 2015.

Sales of homecare and cleaning products in the Americas decreased $0.6 million, or 7%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.  Sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, decreased 4% primarily driven by lower sales of the Carpet Fresh  and Spot Shot products, which were down 16% and 9%, respectively, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At November 30, 2015, the carrying value of definite-lived intangible assets associated with the Company’s trade names for the homecare and cleaning products was $18.9 million, of which $1.5 million and $9.9 million were associated with the Carpet Fresh and Spot Shot trade names, respectively.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended November 30, 2015 compared to the distribution for the three months ended November 30, 2014 when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$30,742	$32,952	$(2,210)	(7)%
Homecare and cleaning products	1,344	1,639	(295)	(18)%
Total (1)	$32,086	$34,591	$(2,505)	(7)%
% of consolidated net sales	35%	36%

(1)

While the Company’s reporting currency is U.S. Dollar, the functional currency of our U.K. subsidiary, the legal entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 45% of its sales are generated in Euro and 25% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $32.1 million, down $2.5 million, or 7%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period.  Sales for the three months ended November 30, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $34.2 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $0.4 million, or 1%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets remained constant at $19.4 million for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Although sales from the direct markets did not change from period to period, we experienced sales increases in certain direct markets in Europe for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year primarily due to new distribution, with percentage increases in sales as follows: Italy, 26%; the U.K, 6%; and the Germanics region, 3%. The increased sales in these regions were completely offset by the sales decreases of 23% in Iberia and 4% in France from period to period. The sales in the Europe direct markets continued to be negatively impacted by the weakening of the Euro relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 8% to 0.7285 during the first three months of fiscal year 2016 from 0.7886 for the same period in the prior fiscal year which resulted in decreased sales in Pound Sterling from period to period. Although sales in the direct markets remained constant from period to period, sales of the WD-40 Specialist product line increased $0.4 million, or 53%, due to expanded distribution.  Sales from direct markets accounted for 61% of the EMEA segment’s sales for the three months ended November 30, 2015 compared to 56% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $2.5 million, or 17%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year primarily due to a significant decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe. Sales to Russia decreased by approximately 35% period over period. The distributor markets accounted for 39% of the EMEA segment’s total sales for the three months ended November 30, 2015 compared to 44% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$14,436	$15,102	$(666)	(4)%
Homecare and cleaning products	1,588	1,887	(299)	(16)%
Total	$16,024	$16,989	$(965)	(6)%
% of consolidated net sales	17%	18%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $16.0 million, down $1.0 million, or 6%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period.  Sales for the three months ended November 30, 2015 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $17.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.2 million, or 1%, from period to period.

Sales in Asia, which represented 76% of the total sales in the Asia-Pacific segment,  decreased $0.2 million, or 1%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.  This sales decrease was primarily attributable to the timing of customer orders in the Asian distributor markets from period to period. Although sales in China remained relatively constant at $2.9 million from period to period, changes in foreign currency exchange rate had an unfavorable impact on sales in China. In functional currency, which is the Chinese Yuan Renminbi, sales increased by 3% from period to period primarily due to increased distribution, particularly in Southern China, and higher sales levels resulting from promotional activities.

Sales in Australia decreased $0.8 million, or 18%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 4% for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and the continued growth of our base business.

Gross Profit

Gross profit increased to $51.4 million for the three months ended November 30, 2015 compared to $49.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.6% for the three months ended November 30, 2015 compared to 51.6% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 2.6 percentage points for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our maintenance products comes from petroleum-based specialty chemicals, only a small amount of the total cost of a can of such products is directly indexed to the cost of crude oil. Gross margin was also positively impacted by 0.4 percentage points for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations in the Asia-Pacific segment in the third quarter of fiscal year 2015 and in the EMEA segment in the first quarter of fiscal year 2016 specifically related to the GT85 brand. In addition, gross margin was positively impacted by 0.4 percentage points from period to period due to lower warehousing and in-bound freight costs, particularly in the Americas segment.

Advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.3 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. The combined effects of favorable sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.5 percentage points from period to period. The overall impact from sales mix changes and other miscellaneous costs mainly came from favorable shifts in product mix in the Americas segment from period to period and a higher portion of sales in our Asia Pacific and EMEA segment being made to higher margin direct markets in the first quarter of fiscal year 2016 compared to the corresponding period of the prior fiscal year. These favorable impacts to gross margin were slightly offset by 0.2 percentage points due to changes in foreign currency exchange rates from period to period, primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.8 million and $3.9 million for each of the three months ended November 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2015 increased $0.4 million, or 2%, to $27.8 million from $27.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.1% for the three months ended November 30, 2015 from 28.5% for the corresponding period of the prior fiscal year.  The increase in SG&A expenses was primarily attributable to higher employee-related costs, which were mostly offset by changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.4 million.  This increase was primarily due to annual compensation increases, which take effect in the first quarter of the fiscal year, and higher earned incentive compensation from period to period. Changes in foreign currency exchange rates had a favorable impact of $1.0 million on SG&A expenses for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.8 million and $1.6 million for the three months ended November 30, 2015 and 2014, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2015 decreased $0.2 million, or 4%, to $5.7 million from $5.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses remained constant at 6.1% for both the three months ended November 30, 2015 and 2014. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the EMEA and Asia-Pacific segments, which were partially offset by increased promotional activities in the Americas segment, primarily related to the WD-40 EZ Reach and WD-40 Specialist products, from period to period. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2016 is expected to be in the range of 6.0% to 7.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2015 were $3.7 million compared to $4.2 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.4 million and $10.1 million for the three months ended November 30, 2015 and 2014, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.8 million for both the three months ended November 30, 2015 and 2014.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2015	2014	Dollars	Percent
Americas	$10,860	$9,966	$894	9%
EMEA	6,715	6,380	335	5%
Asia-Pacific	5,123	4,446	677	15%
Unallocated corporate (1)	(5,553)	(5,199)	(354)	7%
	$17,145	$15,593	$1,552	10%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $10.9 million, up $0.9 million, or 9%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was slightly offset by a $1.0 million increase in total operating expenses. As a percentage of net sales, gross profit for the Americas segment increased from 50.7% to 55.3% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, a lower level of advertising, promotional and other discounts that we give to our customers, as well as decreased warehousing and in-bound freight costs from period to period. Operating income as a percentage of net sales increased from 22.3% to 24.5% from period to period.

EMEA

Income from operations for the EMEA segment increased to $6.7 million, up $0.3 million, or 5%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was more than offset by a $2.5 million decrease in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 54.3% to 57.0% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and sales price increases, both of which were slightly offset by the unfavorable impacts of fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The lower level of sales from period to period was accompanied by a $0.8 million decrease in total operating expenses,  some of which was related to advertising and sales promotion expenses. Operating income as a percentage of net sales increased from 18.4% to 20.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.1 million, up $0.7 million, or 15%, for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was almost completely offset by a $1.0 million decrease in sales. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 48.5% to 53.4% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases, and favorable impacts of changes in sales mix, all of which were slightly offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. The lower level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.4 million decrease in total operating expenses driven in part by lower advertising and sales promotion expenses. Operating income as a percentage of net sales increased from 26.2% to 32.0% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2015	2014	Change
Interest income	$148	$134	$14
Interest expense	$372	$294	$78
Other (expense) income, net	$(51)	$102	$(153)
Provision for income taxes	$4,808	$4,749	$59

Interest Income

Interest income remained constant for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense remained relatively constant for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net Expense

Other (expense) income, net changed by $0.2 million for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the three months ended November 30, 2015 compared to net foreign currency exchange gains which were recorded in the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 28.5% and 30.6% of income before income taxes for the three months ended November 30, 2015 and 2014, respectively. The decrease in the effective income tax rate from period to period was driven by an increase in  earnings from foreign operations, particularly those in the United Kingdom, which are taxed at decreasing tax rates and  a one-time, nonrecurring benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

Net Income

Net income was $12.1 million, or $0.83 per common share on a fully diluted basis for the three months ended November 30, 2015 compared to $10.8 million, or $0.73 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on net income for the three months ended November 30, 2015 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.8 million from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 rule, which includes gross margin, cost of doing business, and earnings before income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment of definite-lived intangible assets and depreciation in operating departments and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Beginning in fiscal year 2016, we changed to this new 55/30/25 rule from our previous 50/30/20 rule. This means that we now target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our EBITDA to be 25% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 55/30/25 targets over the long-term.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2015	2014
Gross margin	56%	52%
Cost of doing business as a percentage of net sales	35%	34%
EBITDA as a percentage of net sales (1)	20%	18%

(1)	Percentages may not aggregate to EBITDA percentage due to rounding.

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2015	2014
Total operating expenses - GAAP	$34,263	$34,108
Amortization of definite-lived intangible assets	(755)	(769)
Depreciation (in operating departments)	(687)	(673)
Cost of doing business	$32,821	$32,666
Net sales	$92,522	$96,353
Cost of doing business as a percentage of net sales	35%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2015	2014
Net income - GAAP	$12,062	$10,786
Provision for income taxes	4,808	4,749
Interest income	(148)	(134)
Interest expense	372	294
Amortization of definite-lived intangible assets	755	769
Depreciation	906	864
EBITDA	$18,755	$17,328
Net sales	$92,522	$96,353
EBITDA as a percentage of net sales	20%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $14.6 million for the three months ended November 30, 2015 compared to $9.4 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. During the three months ended November 30, 2015, we borrowed an additional $10.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of November 30, 2015, we had a $118.0 million outstanding balance on the revolving credit facility, all of which was classified as long-term, and there were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2015, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At November 30, 2015, we had a total of $112.7 million in cash and cash equivalents and short-term investments. Of this balance, $98.1 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at November 30, 2015, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2015	2014	Change
Net cash provided by operating activities	$14,645	$9,398	$5,247
Net cash used in investing activities	(535)	(5,290)	4,755
Net cash used in financing activities	(1,764)	(13,687)	11,923
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(1,782)	611
Net increase (decrease) in cash and cash equivalents	$11,175	$(11,361)	$22,536

Operating Activities

Net cash provided by operating activities increased $5.2 million to $14.6  million for the three months ended November 30, 2015 from $9.4 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2015 was net income of $12.1 million. The changes in our working capital from period to period were primarily attributable to an overall increase in accounts payable and accrued liabilities due to the timing of payments from period to period. In addition, the net cash provided by operating activities was impacted by the overall increase in inventory levels due to the timing of our inventory purchases from period to period. Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2016 compared to the same period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $4.8 million to $0.5  million for the three months ended November 30, 2015 from $5.3 million for the corresponding period of the prior fiscal year. This decrease was primarily due to a decrease of $3.7 million in cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in the first quarter of the prior fiscal year and a decrease of $1.1 million in purchases of property and equipment from period to period.

Financing Activities

Net cash used in financing activities decreased $11.9 million to $1.8 million for the three months ended November 30, 2015 from $13.7 million for the corresponding period of the prior fiscal year primarily due to a $10.0 million increase in cash inflow from our revolving credit facility and a $1.8 million decrease in treasury stock purchases. In addition, there was a $0.3 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period. Dividends paid increased by $0.5 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.2 million and $1.8 million for each of the three months ended November 30, 2015 and 2014. The change of $0.6 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Commercial Commitments

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products. The contract manufacturers maintain title to and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2015, no such commitments were outstanding.

Share Repurchase Plan

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through November 30, 2015, the Company repurchased 278,334 shares at a total cost of $23.8 million under this $75.0 million plan.

Dividends

On December 8, 2015, the Company’s Board of Directors approved an 11% increase in the regular quarterly cash dividend, increasing it from $0.38 per share to $0.42 per share. The $0.42 per share dividend declared on December 8, 2015 is payable on January 29, 2016 to shareholders of record on January 15, 2016. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition and sales incentives, accounting for income taxes, valuation of goodwill and impairment of definite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

Our critical accounting policies are discussed in more detail in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is in the process of evaluating which transition method it will elect and whether to early adopt. The Company has also evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements given the relative materiality of the deferred tax assets and liabilities that would be reclassified from current to noncurrent.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”, which simplifies the subsequent measurement of inventories valued under first-in, first-out (“FIFO”) or the average cost method. Under this new guidance, inventory will be measured at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted and should be applied prospectively. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.2 million for the three months ended November 30, 2015 and 2014, respectively. Accounts receivable from Tractor Supply were not material as of November 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2015,  the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Pursuant to a court order, the dispute was submitted to arbitration. Following nine days of testimony and full briefing, a panel of three arbitrators issued their Interim Award and decision on the merits of the dispute on May 15, 2015. The arbitrators rejected all of IQPC’s claims.  On August 14, 2015, the arbitrators issued a further Interim Award to declare that the Company is the prevailing party in the proceeding for purposes of awarding attorney’s fees and costs. On November 19, 2015, the arbitrators issued a Final Award, incorporating each of the two Interim Awards and ordering IQPC to pay to the Company the sum of $1.5 million for attorney’s fees and costs.  On December 4, 2015, the Company filed a motion in the United States District Court in Texas to confirm the Final Award and for the entry of judgment for the award of fees and costs.

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

The Company does not believe that there is any reasonable possibility that these matters related to IQPC will have a materially negative impact on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015,  once the Company’s previous $60.0 million plan was exhausted,  the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through November 30, 2015, the Company repurchased 278,334 shares at a total cost of $23.8 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2015. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2015 and October 12, 2015 and between November 16, 2015 and November 20, 2015 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	69,613	$85.33	69,613	$53,350,301
October 1 - October 31	15,700	$92.89	15,700	$51,891,628
November 1 - November 30	6,978	$96.62	6,978	$51,217,287
Total	92,291	$87.47	92,291

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.
10(a)

Third Amendment to Credit Agreement dated November 16, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 19, 2015, Exhibit 10(a) thereto.

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

WD-40 COMPANY Registrant

Date: January 7, 2016	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer