Form 10-Q
period 2016-02-29
WD 40 CO
filed 2016-04-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 4, 2016 was 14,320,566.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 29, 2016

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 29,	August 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$42,310	$53,896
Short-term investments	51,235	48,603
Trade and other accounts receivable, less allowance for doubtful accounts of $446 and $491 at February 29, 2016
and August 31, 2015, respectively	70,821	58,750
Inventories	36,072	32,052
Current deferred tax assets, net	6,947	5,824
Other current assets	7,012	6,127
Total current assets	214,397	205,252
Property and equipment, net	11,221	11,376
Goodwill	95,903	96,409
Other intangible assets, net	20,914	22,961
Other assets	2,812	3,259
Total assets	$345,247	$339,257

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,469	$17,128
Accrued liabilities	17,192	15,200
Accrued payroll and related expenses	11,410	13,357
Revolving credit facility, current	4,541	-
Income taxes payable	3,213	2,287
Total current liabilities	53,825	47,972
Revolving credit facility	118,000	108,000
Long-term deferred tax liabilities, net	24,419	23,145
Other long-term liabilities	2,350	2,282
Total liabilities	198,594	181,399

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,602,908 and 19,546,888 shares issued at February 29, 2016 and
August 31, 2015, respectively; and 14,344,971 and 14,450,490 shares
outstanding at February 29, 2016 and August 31, 2015, respectively	20	20
Additional paid-in capital	143,512	141,651
Retained earnings	274,823	260,683
Accumulated other comprehensive income (loss)	(20,806)	(8,722)
Common stock held in treasury, at cost ― 5,257,937 and 5,096,398
shares at February 29, 2016 and August 31, 2015, respectively	(250,896)	(235,774)
Total shareholders' equity	146,653	157,858
Total liabilities and shareholders' equity	$345,247	$339,257

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Net sales	$94,550	$97,331	$187,072	$193,684
Cost of products sold	42,188	46,098	83,302	92,750
Gross profit	52,362	51,233	103,770	100,934

Operating expenses:
Selling, general and administrative	28,692	27,360	56,540	54,784
Advertising and sales promotion	5,017	5,485	10,677	11,400
Amortization of definite-lived intangible assets	747	757	1,502	1,526
Total operating expenses	34,456	33,602	68,719	67,710

Income from operations	17,906	17,631	35,051	33,224

Other income (expense):
Interest income	183	178	331	312
Interest expense	(417)	(275)	(789)	(569)
Other income (expense), net	1,320	(1,443)	1,269	(1,341)
Income before income taxes	18,992	16,091	35,862	31,626
Provision for income taxes	5,323	4,758	10,131	9,507
Net income	$13,669	$11,333	$25,731	$22,119

Earnings per common share:
Basic	$0.95	$0.77	$1.78	$1.50
Diluted	$0.94	$0.76	$1.77	$1.49

Shares used in per share calculations:
Basic	14,386	14,636	14,395	14,652
Diluted	14,429	14,703	14,445	14,720
Dividends declared per common share	$0.42	$0.38	$0.80	$0.72

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Net income	$13,669	$11,333	$25,731	$22,119
Other comprehensive loss:
Foreign currency translation adjustment	(9,421)	(1,950)	(12,084)	(8,246)
Total comprehensive income	$4,248	$9,383	$13,647	$13,873

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	56,020		(1,571)					(1,571)
Stock-based compensation			1,889					1,889
Tax benefits from settlements of
stock-based equity awards			1,543					1,543
Cash dividends ($0.80 per share)				(11,591)				(11,591)
Acquisition of treasury stock						161,539	(15,122)	(15,122)
Foreign currency translation adjustment					(12,084)			(12,084)
Net income				25,731				25,731
Balance at February 29, 2016	19,602,908	$20	$143,512	$274,823	$(20,806)	5,257,937	$(250,896)	$146,653

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	February 29,	February 28,
	2016	2015
Operating activities:
Net income	$25,731	$22,119
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,311	3,247
Net gains on sales and disposals of property and equipment	(15)	(31)
Deferred income taxes	(407)	(1,046)
Excess tax benefits from settlements of stock-based equity awards	(1,544)	(587)
Stock-based compensation	1,889	1,636
Unrealized foreign currency exchange (gains) losses, net	(1,116)	1,745
Provision for bad debts	97	209
Changes in assets and liabilities:
Trade and other accounts receivable	(14,828)	(12,602)
Inventories	(4,858)	(408)
Other assets	(660)	2,332
Accounts payable and accrued liabilities	3,199	4,501
Accrued payroll and related expenses	(3,948)	(8,037)
Income taxes payable	3,346	318
Other long-term liabilities	84	100
Net cash provided by operating activities	10,281	13,496

Investing activities:
Purchases of property and equipment	(2,155)	(2,833)
Proceeds from sales of property and equipment	92	250
Acquisition of business	-	(3,705)
Purchases of short-term investments	(11,829)	(1,831)
Maturities of short-term investments	4,278	1,673
Net cash used in investing activities	(9,614)	(6,446)

Financing activities:
Treasury stock purchases	(15,122)	(14,551)
Dividends paid	(11,591)	(10,606)
Proceeds from issuance of common stock	708	856
Excess tax benefits from settlements of stock-based equity awards	1,544	587
Net proceeds from revolving credit facility	14,541	5,000
Net cash used in financing activities	(9,920)	(18,714)
Effect of exchange rate changes on cash and cash equivalents	(2,333)	(2,438)
Net decrease in cash and cash equivalents	(11,586)	(14,102)
Cash and cash equivalents at beginning of period	53,896	57,803
Cash and cash equivalents at end of period	$42,310	$43,701

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At February 29, 2016,  the Company had a notional amount of $6.1 million outstanding in foreign currency forward contracts, which mature from March through June 2016. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 29, 2016 and August 31, 2015. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 29, 2016 and February 28, 2015.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 29, 2016, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the six months ended February 29, 2016, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach.  The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company plans to adopt this updated guidance as of the end of fiscal year 2016, which is expected to decrease reported total current assets.  The Company does not expect the adoption of this guidance to have a significant impact on the Company’s financial position, operations, or cash flows as there are currently no financial covenant calculations under the revolving credit facility that are impacted by reported amounts of current or noncurrent assets or liabilities.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 29,	August 31,
	2016	2015
Product held at third-party contract manufacturers	$3,565	$3,224
Raw materials and components	3,539	3,597
Work-in-process	480	141
Finished goods	28,488	25,090
Total	$36,072	$32,052

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 29,	August 31,
	2016	2015
Machinery, equipment and vehicles	$16,126	$15,585
Buildings and improvements	4,207	4,264
Computer and office equipment	3,931	3,895
Software	7,426	7,029
Furniture and fixtures	1,402	1,414
Land	264	282
Subtotal	33,356	32,469
Less: accumulated depreciation and amortization	(22,135)	(21,093)
Total	$11,221	$11,376

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$85,532	$9,667	$1,210	$96,409
Translation adjustments	(54)	(452)	-	(506)
Balance as of February 29, 2016	$85,478	$9,215	$1,210	$95,903

During the second quarter of fiscal year 2016, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, the Company concluded that no goodwill impairment charges were required to be recorded.

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

	February 29,	August 31,
	2016	2015
Gross carrying amount	$36,565	$37,805
Accumulated amortization	(15,651)	(14,844)
Net carrying amount	$20,914	$22,961

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended February 29, 2016.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 29, 2016 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$17,121	$5,840	$-	$22,961
Amortization expense	(1,104)	(398)	-	(1,502)
Translation adjustments	-	(545)	-	(545)
Balance as of February 29, 2016	$16,017	$4,897	$-	$20,914

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2016	$1,220	$239	$18
Fiscal year 2017	2,429	478	36
Fiscal year 2018	2,429	478	36
Fiscal year 2019	2,429	277	-
Fiscal year 2020	2,034	177	-
Thereafter	8,280	354	-
Total	$18,821	$2,003	$90

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 29,	August 31,
	2016	2015
Accrued advertising and sales promotion expenses	$10,484	$9,259
Accrued professional services fees	1,243	1,207
Accrued sales taxes	1,350	797
Accrued other taxes	306	246
Other	3,809	3,691
Total	$17,192	$15,200

Accrued payroll and related expenses consisted of the following (in thousands):

	February 29,	August 31,
	2016	2015
Accrued incentive compensation	$5,522	$5,530
Accrued payroll	3,625	3,644
Accrued profit sharing	764	2,508
Accrued payroll taxes	1,057	1,189
Other	442	486
Total	$11,410	$13,357

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

Per the terms of the amended agreement, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. On February 10, 2016, the Company entered into an autoborrow agreement with Bank of America and this agreement has been in effect since that date. In addition, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

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

The amended agreement no longer contains the material adverse effect clause as an event of default. Prior to the removal of the material adverse effect clause as an event of default in the second amendment to the agreement, which was entered into by the Company in May 2015, all amounts outstanding under the revolving credit facility were classified as short-term on the Company’s consolidated balance sheets as Bank of America could require the Company to immediately repay all amounts outstanding on the credit facility based on subjective factors. With the removal of the material adverse effect clause as an event of default, Bank of America can no longer require this immediate repayment of amounts outstanding on the line of credit.  As a result, the Company is permitted to classify draws on the line of credit as long-term provided that management has determined it has the ability and intent to refinance such draws on the line of credit for a period in excess of twelve months.  The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit.  Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets.

During the six months ended February 29, 2016,  the Company had net borrowings of $14.5 million U.S. dollars under the revolving credit facility. Of the $14.5 million in net borrowings,  $2.5 million was under the new autoborrow agreement. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of February 29, 2016, the Company had a $122.5 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility. Based on management’s ability and intent to refinance the short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified $4.5 million outstanding under the revolving credit facility as a short-term liability and $118.0 million as a long-term liability at February 29, 2016.

Note 8. Share Repurchase Plans

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through February 29, 2016, the Company repurchased 347,582 shares at a total cost of $30.8 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income	$13,669	$11,333	$25,731	$22,119
Less: Net income allocated to
participating securities	(87)	(68)	(162)	(130)
Net income available to common shareholders	$13,582	$11,265	$25,569	$21,989

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Weighted-average common
shares outstanding, basic	14,386	14,636	14,395	14,652
Weighted-average dilutive securities	43	67	50	68
Weighted-average common
shares outstanding, diluted	14,429	14,703	14,445	14,720

For the three months ended February 29,  2016,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,884 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended February 28, 2015, there were no anti-dilutive stock-based equity awards outstanding.

For the six months ended February 29, 2016 and February 28, 2015,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 8,457 and 2,673, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.1 million and $0.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and $0.4 million for each of the six months ended February 29, 2016 and February 28, 2015.  Accounts receivable from Tractor Supply were not material as of February 29, 2016.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 29, 2016,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 29, 2016.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 29, 2016.

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

The provision for income taxes was 28.0% and 29.6% of income before income taxes for the three months ended February 29, 2016 and February 28, 2015, respectively, and 28.3% and 30.1% of income before income taxes for the six months ended February 29, 2016 and February 28, 2015, respectively. The decrease in the effective income tax rate for both the three and six months ended February 29, 2016, as compared to the same periods ended February 28, 2015 was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates and the benefit received from the permanent extension of the research and experimentation tax credit. In December 2015, legislation was enacted which retroactively extends the research and experimentation tax credit on a permanent basis. As a result of this U.S. law change, the Company recorded a one-time tax benefit of $0.1 million in the second quarter of fiscal year 2016, related to research activities incurred during fiscal year 2015. The ongoing benefit from this credit is reflected in the Company's estimated annual effective tax rate commencing in the second quarter of fiscal year 2016.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2013 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2012 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 29, 2016:
Net sales	$45,542	$35,626	$13,382	$-	$94,550
Income from operations	$10,814	$9,413	$3,769	$(6,090)	$17,906
Depreciation and
amortization expense	$1,061	$514	$67	$8	$1,650
Interest income	$1	$145	$37	$-	$183
Interest expense	$414	$-	$3	$-	$417

February 28, 2015:
Net sales	$44,702	$38,679	$13,950	$-	$97,331
Income from operations	$10,859	$9,255	$3,718	$(6,201)	$17,631
Depreciation and
amortization expense	$1,032	$513	$61	$8	$1,614
Interest income	$2	$117	$59	$-	$178
Interest expense	$272	$-	$3	$-	$275

For the Six Months Ended
February 29, 2016:
Net sales	$89,954	$67,712	$29,406	$-	$187,072
Income from operations	$21,674	$16,128	$8,892	$(11,643)	$35,051
Depreciation and
amortization expense	$2,141	$1,024	$131	$15	$3,311
Interest income	$3	$248	$80	$-	$331
Interest expense	$783	$-	$6	$-	$789

February 28, 2015:
Net sales	$89,475	$73,270	$30,939	$-	$193,684
Income from operations	$20,825	$15,635	$8,164	$(11,400)	$33,224
Depreciation and
amortization expense	$2,060	$1,055	$116	$16	$3,247
Interest income	$5	$217	$90	$-	$312
Interest expense	$565	$-	$4	$-	$569

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

Net sales by product group are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Maintenance products	$84,641	$86,589	$166,882	$171,493
Homecare and cleaning products	9,909	10,742	20,190	22,191
Total	$94,550	$97,331	$187,072	$193,684

Note 14. Subsequent Events

On March 22, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on April 29, 2016 to shareholders of record on April 15, 2016.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 29, 2016:

•

Consolidated net sales decreased $6.6 million for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $6.7 million on consolidated net sales for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $0.1 million from period to period. Of the $6.7 million unfavorable impact from changes in foreign currency exchange rates, $4.0 million came from our EMEA segment, which accounted for 36% of our consolidated sales for the six months ended February 29, 2016.

•

Consolidated net sales for the WD-40 Specialist product line were $9.6 million which is an 11% increase for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 55.5% for the six months ended February 29, 2016 compared to 52.1% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $3.6 million, or 16%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.2 million on consolidated net income for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $4.8 million.

•	Diluted earnings per common share for the six months ended February 29, 2016 were $1.77 versus $1.49 in the prior fiscal year period.

•

Share repurchases continue to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in October 2014. During the period from September 1, 2015 through February 29, 2016, the Company repurchased 161,539 shares at an average price of $93.59 per share, for a total cost of $15.1 million.

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

Results of Operations

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$84,641	$86,589	$(1,948)	(2)%
Homecare and cleaning products	9,909	10,742	(833)	(8)%
Total net sales	94,550	97,331	(2,781)	(3)%
Cost of products sold	42,188	46,098	(3,910)	(8)%
Gross profit	52,362	51,233	1,129	2%
Operating expenses	34,456	33,602	854	3%
Income from operations	$17,906	$17,631	$275	2%
Net income	$13,669	$11,333	$2,336	21%
Earnings per common share - diluted	$0.94	$0.76	$0.18	24%
Shares used in per share calculations - diluted	14,429	14,703	(274)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$45,542	$44,702	$840	2%
EMEA	35,626	38,679	(3,053)	(8)%
Asia-Pacific	13,382	13,950	(568)	(4)%
Total	$94,550	$97,331	$(2,781)	(3)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$39,020	$37,877	$1,143	3%
Homecare and cleaning products	6,522	6,825	(303)	(4)%
Total	$45,542	$44,702	$840	2%
% of consolidated net sales	48%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $45.5 million, up $0.8 million, or 2%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates in Canada had an unfavorable impact on sales for the Americas segment from period to period. Sales for the three months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $45.9 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $1.2 million, or 3%, from period to period.

Sales of maintenance products in the Americas segment increased $1.1 million, or 3%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  This sales increase was mainly driven by higher sales of maintenance products in Latin America and the U.S., which increased 23% and 3%, respectively, from period to period. The sales increase in Latin America was primarily due to the timing of customer orders and the success of certain promotional programs for the WD-40 multi-use product which were conducted in the second quarter of fiscal year, particularly those in Mexico and Chile. The sales increase in the U.S. was primarily due to a higher level of promotional activities for all maintenance products and the added distribution of our new WD-40 EZ Reach TM product, which was launched in the last quarter of fiscal year 2015. The sales increases in Latin America and the U.S. were partially offset by a sales decrease in Canada of 32% from period to period. The decrease in Canada was primarily due to an unfavorable impact of changes in foreign currency exchange rates from period to period and lower sales associated with promotional programs driven by unstable market and economic conditions, particularly in the industrial channel in Western Canada as a result of suppressed activity in the oil industry. Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up $0.3 million, or 12%, from period to period due to increased promotional activities and new distribution during the three months ended February 29, 2016.

Sales of homecare and cleaning products in the Americas segment decreased $0.3 million, or 4%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. This sale decrease was driven primarily by an 18% decrease in sales of Spot Shot, primarily in the U.S., which was partially offset by a 5% increase in sales of the 2000 Flushes automatic toilet bowl cleaners. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At February 29, 2016, the carrying value of definite-lived intangible assets associated with the Company’s trade names for the homecare and cleaning products was $18.1 million, of which $9.7 million and $4.9 million were associated with the Spot Shot and 2000 Flushes trade names, respectively.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for both the three months ended February 29, 2016 and February 28, 2015.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$33,878	$36,644	$(2,766)	(8)%
Homecare and cleaning products	1,748	2,035	(287)	(14)%
Total (1)	$35,626	$38,679	$(3,053)	(8)%
% of consolidated net sales	38%	40%

(1)

While the Company’s reporting currency is U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 45% of its sales are generated in Euro and 25% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $35.6 million, down  $3.1 million, or 8%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $37.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $1.2 million, or 3%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $0.3 million, or 1%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe direct markets for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: the Germanics region and Iberia, each 9%; Italy, 5%; and France, 2%. This overall sales increase in these direct markets was primarily due to increased sales of the WD-40 multi-use product and WD-40 Specialist product line from period to period due to new distribution, particularly in France and the Germanics region. The increased sales in these regions were mostly offset by the sales decrease of 10% in the U.K primarily due to decreased distribution in the retail channel from period to period. Although the overall sales in the Europe direct markets increased from period to period, sales in this region continued to be negatively impacted by the weakening of the Euro relative to the Pound Sterling. The average exchange rate for the Euro against the Pound Sterling decreased by 5% to 0.7341 during the second quarter of fiscal year 2016 from 0.7746 for the same period in the prior fiscal year which resulted in decreased sales in Pound Sterling from period to period. Also contributing to the overall sales increase in the direct markets was increased sales of the WD-40 Specialist product line of $0.4 million, or 40%, from period to period due to expanded distribution. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the three months ended February 29, 2016 compared to 61% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $3.3 million, or 22%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to a decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe which started in the third quarter of our fiscal year 2015. Sales to Russia decreased by approximately 34% from period to period. The distributor markets accounted for 33% of the EMEA segment’s total sales for the three months ended February 29, 2016, compared to 39% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$11,743	$12,068	$(325)	(3)%
Homecare and cleaning products	1,639	1,882	(243)	(13)%
Total	$13,382	$13,950	$(568)	(4)%
% of consolidated net sales	14%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $13.4 million, down  $0.5 million, or 4%, for the three months ended February 29, 2016  compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $14.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.2 million, or 1%, from period to period.

Sales in Asia, which represented 71% of the total sales in the Asia-Pacific segment,  decreased $0.2 million, or 3%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  This sales decrease was primarily attributable to the timing of customer orders for the WD-40 multi-use product in the Asian distributor markets, particularly those in Hong Kong and Indonesia, from period to period. Sales were also lower in the Asian distributor markets in the second quarter of fiscal year 2016 due to certain customers buying product in advance of a price increase that took place at the end of the first quarter of fiscal year 2016.  Although sales in China remained relatively constant at $2.9 million and $3.0 million for the three months ended February 29, 2016 and February 28, 2015, respectively, changes in foreign currency exchange rates had an unfavorable impact on sales in China. In functional currency, which is the Chinese Yuan Renminbi, sales increased by 1% from period to period primarily due to increased distribution, particularly in Southern China, and slightly higher sales levels resulting from promotional activities.

Sales in Australia decreased $0.3 million, or 7%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 7% for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and the continued growth of our base business.

Gross Profit

Gross profit increased to $52.4 million for the three months ended February 29, 2016 compared to $51.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.4% for the three months ended February 29, 2016 compared to 52.6% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 3.0 percentage points for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  We expect that the cost of crude oil will continue to be volatile and that volatility will impact our cost of products sold in future periods.  Although a significant portion of the cost of most of our maintenance products comes from petroleum-based specialty chemicals, only a small amount of the total cost of such products is directly indexed to the cost of crude oil. Gross margin was also positively impacted by 0.3 percentage points for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations in the Asia-Pacific segment in the third quarter of fiscal year 2015 and in the EMEA segment over the last twelve months.  The combined effects of favorable sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.4 percentage points from period to period.

The overall impact from sales mix changes and other miscellaneous costs mainly came from a higher portion of sales in our EMEA segment being made to higher margin direct markets in the second quarter of fiscal year 2016 compared to the corresponding period of the prior fiscal year.

Advertising, promotional and other discounts that we give to our customers increased from period to period, particularly in the Americas segment, negatively impacting gross margin by 0.7 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.9 million for both the three months ended February 29, 2016 and February 28, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 29, 2016 increased $1.3 million, or 5%, to $28.7 million from $27.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.3% for the three months ended February 29, 2016 from 28.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, which were partially offset by a decrease in other miscellaneous expenses and changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.3 million. This increase was primarily due to annual compensation increases, which take effect in the first quarter of the fiscal year, and higher earned incentive compensation from period to period. This increase was slightly offset by a net decrease of $0.2 million in other miscellaneous expenses, primarily professional services costs, general office overhead and freight costs, from period to period. Changes in foreign currency exchange rates had a favorable impact of $0.8 million on SG&A expenses for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.8 million and $1.7 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 29, 2016 decreased $0.5 million, or 9%, to $5.0 million from $5.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.3% for the three months ended February 29, 2016 from 5.6% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Americas and EMEA segments from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2016 is expected to be in the range of 6.0% to 6.5% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 29, 2016 were $4.4 million compared to $3.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.4 million and $9.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.8 million for the three months ended February 29, 2016 and February 28, 2015, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$10,814	$10,859	$(45)	-
EMEA	9,413	9,255	158	2%
Asia-Pacific	3,769	3,718	51	1%
Unallocated corporate (1)	(6,090)	(6,201)	111	(2)%
	$17,906	$17,631	$275	2%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment remained relatively constant from period to period. Although sales increased by $0.8 million, or 2%, from period to period and gross margin was higher in the second quarter of fiscal year 2016 as compared to the same quarter last year, these increases were more than offset by increased operating expenses from period to period.  As a percentage of net sales, gross profit for the Americas segment increased from 52.1% to 53.2% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, which were partially offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses increased $1.0 million mainly related to higher earned incentive compensation expenses period over period and operating income as a percentage of net sales decreased from 24.3% to 23.7% period over period.

EMEA

Income from operations for the EMEA segment increased  $0.2 million, or 2%, for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin and lower operating expenses,  which were significantly offset by a $3.1 million decrease in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 53.9% to 58.4% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, favorable sales mix changes and sales price increases, all of which were slightly offset by the unfavorable impacts of fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The lower level of sales from period to period was accompanied by a $0.2 million decrease in total operating expenses, some of which related to lower advertising and sales promotion expenses. Operating income as a percentage of net sales increased from 23.9% to 26.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased by 1% from period to period primarily due to a higher gross margin, which more than offset the $0.5 million decrease in sales.  As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 51.0% to 54.6% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases and decreases in other miscellaneous costs, all of which were slightly offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating income as a percentage of net sales increased from 26.7% to 28.2%  period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended
	February 29,	February 28,
	2016	2015	Change
Interest income	$183	$178	$5
Interest expense	$417	$275	$142
Other income (expense), net	$1,320	$(1,443)	$2,763
Provision for income taxes	$5,323	$4,758	$565

Interest Income

Interest income remained relatively constant for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.1 million for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other  Income (Expense), Net

Other income (expense), net changed by $2.8 million for three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the three months ended February 29, 2016 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 28.0% and 29.6% of income before income taxes for the three months ended February 29, 2016 and February 28, 2015,  respectively. The decrease in the effective income tax rate from period to period was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates and the benefit received from the permanent extension of the research and experimentation tax credit.

Net Income

Net income was $13.7 million, or $0.94 per common share on a fully diluted basis for the three months ended February 29, 2016 compared to $11.3 million, or $0.76 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.6 million on net income for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $3.0 million from period to period.

Six Months Ended February 29, 2016 Compared to Six Months Ended February 28, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$166,882	$171,493	$(4,611)	(3)%
Homecare and cleaning products	20,190	22,191	(2,001)	(9)%
Total net sales	187,072	193,684	(6,612)	(3)%
Cost of products sold	83,302	92,750	(9,448)	(10)%
Gross profit	103,770	100,934	2,836	3%
Operating expenses	68,719	67,710	1,009	1%
Income from operations	$35,051	$33,224	$1,827	5%
Net income	$25,731	$22,119	$3,612	16%
Earnings per common share - diluted	$1.77	$1.49	$0.28	19%
Shares used in per share calculations - diluted	14,445	14,720	(275)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$89,954	$89,475	$479	1%
EMEA	67,712	73,270	(5,558)	(8)%
Asia-Pacific	29,406	30,939	(1,533)	(5)%
Total	$187,072	$193,684	$(6,612)	(3)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$76,083	$74,727	$1,356	2%
Homecare and cleaning products	13,871	14,748	(877)	(6)%
Total	$89,954	$89,475	$479	1%
% of consolidated net sales	48%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $90.0 million, up $0.5 million, or 1%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates in Canada had an unfavorable impact on sales for the Americas segment from period to period. Sales for the six months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $90.8 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $1.3 million from period to period.

Sales of maintenance products in the Americas segment increased $1.4 million, or 2%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in Latin America and the U.S., which were up 7% and 3%, respectively, from period to period. The sales increase in Latin America was primarily due to the timing of customer orders and the success of certain promotional programs which were conducted in the second quarter of fiscal year 2016, primarily those in Mexico and Chile, as well as the continued growth of the WD-40 multi-use product throughout the Latin America region. The sales increase in the U.S. was primarily due to a higher level of promotional activities for all maintenance products and the added distribution of our new WD-40 EZ Reach TM product. The sales increases in Latin America and the U.S. were partially offset by a sales decrease in Canada of 25%, from period to period. The decrease in Canada was primarily due to an unfavorable impact of changes in foreign currency exchange rates from period to period and lower sales associated with promotional programs driven by unstable market and economic conditions  in the industrial channel in Western Canada as a result of suppressed activity in the oil industry. Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up $0.4 million, or 8%, from period to period due to increased promotional activities and new distribution during the six months ended February 29, 2016.

Sales of homecare and cleaning products in the Americas decreased $0.9 million, or 6%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  This sale decrease was driven primarily by a 14% decrease in sales of Spot Shot, primarily in the United States. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the six months ended February 29, 2016 compared to the distribution for the six months ended February 28, 2015 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$64,620	$69,596	$(4,976)	(7)%
Homecare and cleaning products	3,092	3,674	(582)	(16)%
Total	$67,712	$73,270	$(5,558)	(8)%
% of consolidated net sales	36%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $67.7 million, down $5.6 million, or 8%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $71.7 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $1.6 million, or 2%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $0.3 million, or 1%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. We experienced sales increases in Italy and the Germanics region, which were up 14% and 7%, respectively, from period to period primarily due to new distribution. The increased sales in these regions were partially offset by sales decreases in certain direct markets in Europe from period to period with percentage decreases in sales as follows: Iberia, 8%; the U.K, 3%; and France, 1%.  Although the overall sales in the Europe direct markets increased from period to period, sales in this region continued to be negatively impacted by the weakening of the Euro relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 6% to 0.7313 during the first six months of fiscal year 2016 from 0.7816 for the same period in the prior fiscal year which resulted in decreased sales in Pound Sterling from period to period. Also contributing to the overall sales increase in the direct markets was increased sales of the WD-40 Specialist product line of $0.8 million, or 46%, from period to period due to expanded distribution. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the six months ended February 29, 2016 compared to 58% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $5.9 million, or 19%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to a decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe which started in the third quarter of our fiscal year 2015. Sales to Russia decreased by approximately 34% from period to period. The distributor markets accounted for 36% of the EMEA segment’s total sales for the six months ended February 29, 2016, compared to 42% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$26,179	$27,170	$(991)	(4)%
Homecare and cleaning products	3,227	3,769	(542)	(14)%
Total	$29,406	$30,939	$(1,533)	(5)%
% of consolidated net sales	16%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $29.4 million, down  $1.5 million, or 5%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the six months ended February 29, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $31.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.3 million, or 1%, from period to period.

Sales in Asia, which represented 74% of the total sales in the Asia-Pacific segment,  decreased $0.4 million, or 2%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  This sales decrease was primarily attributable to the timing of customer orders for the WD-40 multi-purpose product in the Asian distributor markets, particularly those in Hong Kong and Singapore, from period to period. Sales in China decreased $0.2 million, or 3%, from period to period, primarily due to unfavorable impacts of changes in foreign currency exchange rates. In functional currency, which is the Chinese Yuan Renminbi, sales increased by 2% from period to period primarily due to increased distribution, particularly in Southern China, and slightly higher sales levels resulting from promotional activities.

Sales in Australia decreased $1.1 million, or 13%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 5% for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and the continued growth of our base business.

Gross Profit

Gross profit increased to $103.8 million for the six months ended February 29, 2016 compared to $100.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.5% for the six months ended February 29, 2016 compared to 52.1% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 3.0 percentage points for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. Gross margin was also positively impacted by 0.3 percentage points for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year due to sales price increases.  These sales price increases were implemented in certain locations in the Asia-Pacific segment in the third quarter of fiscal year 2015 and in the EMEA segment over the last twelve months. The combined effects of favorable sales mix changes and other miscellaneous costs also positively impacted gross margin by 0.5 percentage points from period to period. The overall impact from sales mix changes and other miscellaneous costs mainly came from favorable shifts in product mix in the Asia Pacific and America segments from period to period and a higher portion of sales in our EMEA segment being made to higher margin direct markets in the first half of fiscal year 2016 compared to the corresponding period of the prior fiscal year.

These favorable impacts to gross margin were partially offset by 0.2 percentage points due to a higher level of advertising, promotional and other discounts that we give to our customers from period to period. The increase in such discounts was due to a higher percentage of sales being subject to promotional allowances during the six months ended February 29, 2016 compared to the corresponding period in the prior fiscal year in all segments. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.7 million and $7.8 million for the six months ended February 29, 2016 and February 28, 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 29, 2016 increased $1.7 million, or 3%, to $56.5 million from $54.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.2% for the six months ended February 29, 2016 from 28.3% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, which were partially offset by decreases in other miscellaneous costs and changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $3.7 million. This increase was primarily due to annual compensation increases, which take effect in the first quarter of the fiscal year, and increased headcount as well as higher earned incentive compensation from period to period. This increase was slightly offset by a net decrease of $0.1 million in other miscellaneous expenses, primarily  freight costs, general office overhead, professional services costs and bad debt expense, from period to period. Changes in foreign currency exchange rates had a favorable impact of $1.9 million on SG&A expenses for the three months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.6 million and $3.3 million for the six months ended February 29, 2016 and February 28, 2015, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 29, 2016 decreased $0.7 million, or 6%, to $10.7 million from $11.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.7% for the six months ended February 29, 2016 from 5.9% for the corresponding period of the prior fiscal year. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the EMEA and Asia-Pacific segments from period to period. Changes in foreign currency exchange rates had a favorable impact of $0.4 million on advertising and sales promotion expenses for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 29, 2016  were  $8.1 million compared to $7.9 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $18.8 million and  $19.3 million for the six months ended February 29, 2016 and February 28, 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $1.5 million for both the  six months ended February 29, 2016 and February 28, 2015, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended
	February 29,	February 28,	Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$21,674	$20,825	$849	4%
EMEA	16,128	15,635	493	3%
Asia-Pacific	8,892	8,164	728	9%
Unallocated corporate (1)	(11,643)	(11,400)	(243)	2%
	$35,051	$33,224	$1,827	5%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $21.7 million, up 0.8 million, or 4%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year, primarily due to higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 51.4% to 54.2% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as favorable sales mix changes, which were slightly offset by increased warehousing and in-house freight costs and a higher level of advertising, promotional and other discounts that we give to our customers from period to period.  Operating expenses increased $2.0 million mainly related to higher earned incentive compensation expenses and increased headcount period over period. Operating income as a percentage of net sales increased from 23.3%  to 24.1%  period over period.

EMEA

Income from operations for the EMEA segment increased to $16.1 million, up  $0.5 million, or 3%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin and decreased operating expenses, which were almost completely offset by a $5.6 million decrease in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 54.1% to 57.8% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, favorable sales mix changes and sales price increases, all of which were slightly offset by the unfavorable impacts of fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effect of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The lower level of sales from period to period was accompanied by a $1.0 million decrease in total operating expenses, some of which related to lower advertising and sales promotion expenses and professional services costs.  Operating income as a percentage of net sales increased from 21.3% to 23.8% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $8.9 million, up $0.7 million, or 9%, for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was partially offset by a $1.5 million decrease in sales.   As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 49.6% to 53.9% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases, and favorable impacts of changes in sales mix, all of which were slightly offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period.  The lower level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.2 million decrease in total operating expenses driven in part by lower advertising and sales promotion expenses. Operating income as a percentage of net sales increased from 26.4% to 30.2% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended
	February 29,	February 28,
	2016	2015	Change
Interest income	$331	$312	$19
Interest expense	$789	$569	$220
Other income (expense), net	$1,269	$(1,341)	$2,610
Provision for income taxes	$10,131	$9,507	$624

Interest Income

Interest income remained constant for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $2.6 million for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the six months ended February 29, 2016 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 28.3% and 30.1% of income before income taxes for the six months ended February 29, 2016 and February 28, 2015,  respectively. The decrease in the effective income tax rate from period to period was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates and the benefit received from the permanent extension of the research and experimentation tax credit.

Net Income

Net income was $25.7 million, or $1.77 per common share on a fully diluted basis for the six months ended February 29, 2016 compared to $22.1 million, or $1.49 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.2 million on net income for the six months ended February 29, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $4.8 million from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 rule, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Beginning in fiscal year 2016, we changed to this new 55/30/25 rule from our previous 50/30/20 rule. This means that we now target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our EBITDA to be 25% of net sales. Although our results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future, we continue to focus on and work towards achievement of our 55/30/25 targets over the long-term.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Gross margin	55%	53%	56%	52%
Cost of doing business as a percentage of net sales	35%	33%	35%	33%
EBITDA as a percentage of net sales (1)	22%	18%	21%	18%

(1)

Percentages may not aggregate to EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on the Company’s consolidated statement of operations are not included in the EBITDA calculation.

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Total operating expenses - GAAP	$34,456	$33,602	$68,719	$67,710
Amortization of definite-lived intangible assets	(747)	(757)	(1,502)	(1,526)
Depreciation (in operating departments)	(690)	(659)	(1,377)	(1,332)
Cost of doing business	$33,019	$32,186	$65,840	$64,852
Net sales	$94,550	$97,331	$187,072	$193,684
Cost of doing business as a percentage of net sales	35%	33%	35%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net income - GAAP	$13,669	$11,333	$25,731	$22,119
Provision for income taxes	5,323	4,758	10,131	9,507
Interest income	(183)	(178)	(331)	(312)
Interest expense	417	275	789	569
Amortization of definite-lived intangible assets	747	757	1,502	1,526
Depreciation	903	857	1,809	1,721
EBITDA	$20,876	$17,802	$39,631	$35,130
Net sales	$94,550	$97,331	$187,072	$193,684
EBITDA as a percentage of net sales	22%	18%	21%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $10.3 million for the six months ended February 29, 2016 compared to $13.5 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. During the six months ended February 29, 2016, we had net borrowings of  $14.5 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of February 29, 2016, we had a $122.5 million outstanding balance on the revolving credit facility,  of which $118.0 million was classified as long-term, and $4.5 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit as of February 29, 2016. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 29, 2016, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At February 29, 2016, we had a total of $93.5 million in cash and cash equivalents and short-term investments. Of this balance, $90.5 million was held in Europe, Australia and China in foreign currencies.  It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at February 29, 2016, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended
	February 29,	February 28,
	2016	2015	Change
Net cash provided by operating activities	$10,281	$13,496	$(3,215)
Net cash used in investing activities	(9,614)	(6,446)	(3,168)
Net cash used in financing activities	(9,920)	(18,714)	8,794
Effect of exchange rate changes on cash and cash equivalents	(2,333)	(2,438)	105
Net decrease in cash and cash equivalents	$(11,586)	$(14,102)	$2,516

Operating Activities

Net cash provided by operating activities decreased $3.2 million to $10.3 million for the six months ended February 29, 2016 from $13.5 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 29, 2016 was net income of $25.7 million.  The changes in our working capital from period to period were primarily attributable to an overall increase in inventory levels due to the timing of our inventory purchases from period to period. In addition, the net cash provided by operating activities was impacted by the overall increase in the trade accounts receivable balance due to timing of payments received from our customers from period to period. Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2016 compared to the same period of the prior fiscal year as well as higher earned incentive accruals in the first half of fiscal year 2016 as compared to the prior year period.

Investing Activities

Net cash used in investing activities increased $3.2 million to $9.6 million for the six months ended February 29, 2016 from $6.4 million for the corresponding period of the prior fiscal year primarily due to  a net increase of $7.4 million related to purchases of short-term investments that were made by our U.K. and Australia subsidiaries. This increase was partially offset by a decrease of $3.7 million in cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in the prior fiscal year and a decrease of $0.7 million in capital expenditures from period to period.

Financing Activities

Net cash used in financing activities decreased $8.8 million to $9.9 million for the six months ended February 29, 2016 from $18.7 million for the corresponding period of the prior fiscal year primarily due to a $9.5 million increase in net cash inflows from our revolving credit facility from period to period. This increase was partially offset by an increase of $0.6 million in cash outflows for treasury stock purchases and a $1.0 million increase in dividends paid from period to period.  In addition, there was a $0.1 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.3 million and $2.4 million for the six months ended February 29, 2016 and February 28, 2015, respectively.  The change of $0.1 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and the Australian Dollar against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 29, 2016, no such commitments were outstanding.

Share Repurchase Plan

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through February 29, 2016, the Company repurchased 347,582 shares at a total cost of $30.8 million under this $75.0 million plan.

Dividends

On March 22, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on April 29, 2016 to shareholders of record on April 15, 2016. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company plans to adopt this updated guidance as of the end of fiscal year 2016, which is expected to decrease reported total current assets.  The Company does not expect the adoption of this guidance to have a significant impact on the Company’s financial position, operations, or cash flows as there are currently no financial covenant calculations under the revolving credit facility that are impacted by reported amounts of current or noncurrent assets or liabilities.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.1 million and $0.2 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and $0.4 million for each of the six months ended February 29, 2016 and February 28, 2015. Accounts receivable from Tractor Supply were not material as of February 29, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2016, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through February 29, 2016, the Company repurchased 347,582 shares at a total cost of $30.8 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 29, 2016. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2015 and January 12, 2016 and between February 16, 2016 and February 29, 2016 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	6,692	$99.32	6,692	$50,552,477
January 1 - January 31	32,750	$98.47	32,750	$47,326,954
February 1 - February 29	29,806	$105.91	29,806	$44,169,472
Total	69,248	$101.76	69,248

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.
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

WD-40 COMPANY Registrant

Date: April 7, 2016	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer