Form 10-Q
period 2016-05-31
WD 40 CO
filed 2016-07-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 5, 2016 was 14,236,540.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2016

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$47,373	$53,896
Short-term investments	62,682	48,603
Trade and other accounts receivable, less allowance for doubtful accounts of $362 and $491 at May 31, 2016
and August 31, 2015, respectively	64,057	58,750
Inventories	33,180	32,052
Current deferred tax assets, net	6,951	5,824
Other current assets	4,221	6,127
Total current assets	218,464	205,252
Property and equipment, net	12,054	11,376
Goodwill	96,152	96,409
Other intangible assets, net	20,430	22,961
Other assets	2,799	3,259
Total assets	$349,899	$339,257

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,431	$17,128
Accrued liabilities	14,847	15,200
Accrued payroll and related expenses	16,014	13,357
Income taxes payable	3,224	2,287
Total current liabilities	54,516	47,972
Revolving credit facility	118,000	108,000
Long-term deferred tax liabilities, net	24,333	23,145
Other long-term liabilities	2,383	2,282
Total liabilities	199,232	181,399

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,606,058 and 19,546,888 shares issued at May 31, 2016 and
August 31, 2015, respectively; and 14,257,216 and 14,450,490 shares
outstanding at May 31, 2016 and August 31, 2015, respectively	20	20
Additional paid-in capital	144,330	141,651
Retained earnings	281,432	260,683
Accumulated other comprehensive income (loss)	(14,650)	(8,722)
Common stock held in treasury, at cost ― 5,348,842 and 5,096,398
shares at May 31, 2016 and August 31, 2015, respectively	(260,465)	(235,774)
Total shareholders' equity	150,667	157,858
Total liabilities and shareholders' equity	$349,899	$339,257

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Net sales	$96,446	$92,485	$283,518	$286,169
Cost of products sold	41,635	43,213	124,937	135,963
Gross profit	54,811	49,272	158,581	150,206

Operating expenses:
Selling, general and administrative	29,215	26,640	85,755	81,424
Advertising and sales promotion	6,188	5,506	16,865	16,906
Amortization of definite-lived intangible assets	740	754	2,242	2,280
Total operating expenses	36,143	32,900	104,862	100,610

Income from operations	18,668	16,372	53,719	49,596

Other income (expense):
Interest income	186	113	517	425
Interest expense	(433)	(343)	(1,222)	(912)
Other (expense) income, net	(799)	(444)	470	(1,785)
Income before income taxes	17,622	15,698	53,484	47,324
Provision for income taxes	4,957	4,733	15,088	14,240
Net income	$12,665	$10,965	$38,396	$33,084

Earnings per common share:
Basic	$0.88	$0.75	$2.66	$2.25
Diluted	$0.88	$0.75	$2.65	$2.24

Shares used in per share calculations:
Basic	14,306	14,546	14,365	14,616
Diluted	14,349	14,615	14,413	14,685
Dividends declared per common share	$0.42	$0.38	$1.22	$1.10

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015

Net income	$12,665	$10,965	$38,396	$33,084
Other comprehensive income (loss):
Foreign currency translation adjustment	6,156	(137)	(5,928)	(8,383)
Total comprehensive income	$18,821	$10,828	$32,468	$24,701

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	59,170		(1,457)					(1,457)
Stock-based compensation			2,518					2,518
Tax benefits from settlements of
stock-based equity awards			1,618					1,618
Cash dividends ($1.22 per share)				(17,647)				(17,647)
Acquisition of treasury stock						252,444	(24,691)	(24,691)
Foreign currency translation adjustment					(5,928)			(5,928)
Net income				38,396				38,396
Balance at May 31, 2016	19,606,058	$20	$144,330	$281,432	$(14,650)	5,348,842	$(260,465)	$150,667

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2016	2015
Operating activities:
Net income	$38,396	$33,084
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,893	4,824
Net gains on sales and disposals of property and equipment	(30)	(82)
Deferred income taxes	(601)	(1,229)
Excess tax benefits from settlements of stock-based equity awards	(1,618)	(906)
Stock-based compensation	2,518	2,205
Unrealized foreign currency exchange losses, net	214	2,393
Provision for bad debts	15	214
Changes in assets and liabilities:
Trade and other accounts receivable	(7,229)	(3,787)
Inventories	(1,533)	1,078
Other assets	2,258	3,817
Accounts payable and accrued liabilities	2,963	(1,596)
Accrued payroll and related expenses	507	(5,003)
Income taxes payable	3,294	130
Other long-term liabilities	112	184
Net cash provided by operating activities	44,159	35,326

Investing activities:
Purchases of property and equipment	(3,311)	(4,068)
Proceeds from sales of property and equipment	195	420
Acquisition of business	-	(3,705)
Purchases of short-term investments	(22,920)	(8,167)
Maturities of short-term investments	6,516	1,636
Net cash used in investing activities	(19,520)	(13,884)

Financing activities:
Treasury stock purchases	(24,691)	(25,886)
Dividends paid	(17,647)	(16,177)
Proceeds from issuance of common stock	821	1,483
Excess tax benefits from settlements of stock-based equity awards	1,618	906
Net proceeds from revolving credit facility	10,000	10,000
Net cash used in financing activities	(29,899)	(29,674)
Effect of exchange rate changes on cash and cash equivalents	(1,263)	(2,654)
Net decrease in cash and cash equivalents	(6,523)	(10,886)
Cash and cash equivalents at beginning of period	53,896	57,803
Cash and cash equivalents at end of period	$47,373	$46,917

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure in converting accounts receivable and accounts payable balances denominated in non-functional currencies. The principal currency affected is the Euro. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At May 31, 2016,  the Company had a notional amount of $4.2 million outstanding in foreign currency forward contracts, which mature from June through July 2016. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2016 and August 31, 2015. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and nine month periods ended May 31, 2016 and 2015.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2016, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the nine months ended May 31, 2016, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  The Company has not yet decided which implementation method it will adopt. The Company is also in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Product held at third-party contract manufacturers	$2,688	$3,224
Raw materials and components	3,378	3,597
Work-in-process	454	141
Finished goods	26,660	25,090
Total	$33,180	$32,052

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Machinery, equipment and vehicles	$17,056	$15,585
Buildings and improvements	4,350	4,264
Computer and office equipment	3,972	3,895
Software	7,432	7,029
Furniture and fixtures	1,419	1,414
Land	272	282
Subtotal	34,501	32,469
Less: accumulated depreciation and amortization	(22,447)	(21,093)
Total	$12,054	$11,376

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$85,532	$9,667	$1,210	$96,409
Translation adjustments	(27)	(230)	-	(257)
Balance as of May 31, 2016	$85,505	$9,437	$1,210	$96,152

During the second quarter of fiscal year 2016, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, step two of the quantitative analysis was not required and the Company concluded that no impairment of its goodwill existed as of February 29, 2016.

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 29, 2016, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	May 31,	August 31,
	2016	2015
Gross carrying amount	$37,100	$37,805
Accumulated amortization	(16,670)	(14,844)
Net carrying amount	$20,430	$22,961

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the quarter ended May 31, 2016.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2016 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$17,121	$5,840	$-	$22,961
Amortization expense	(1,656)	(586)	-	(2,242)
Translation adjustments	-	(289)	-	(289)
Balance as of May 31, 2016	$15,465	$4,965	$-	$20,430

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2016	$615	$126	$10
Fiscal year 2017	2,441	504	38
Fiscal year 2018	2,441	504	37
Fiscal year 2019	2,441	292	-
Fiscal year 2020	2,046	186	-
Thereafter	8,376	373	-
Total	$18,360	$1,985	$85

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Accrued advertising and sales promotion expenses	$9,506	$9,259
Accrued professional services fees	1,387	1,207
Accrued sales taxes	235	797
Accrued other taxes	353	246
Other	3,366	3,691
Total	$14,847	$15,200

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2016	2015
Accrued incentive compensation	$8,075	$5,530
Accrued payroll	4,129	3,644
Accrued profit sharing	1,688	2,508
Accrued payroll taxes	1,496	1,189
Other	626	486
Total	$16,014	$13,357

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

Per the terms of the amended agreement, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. On February 10, 2016, the Company entered into an autoborrow agreement with Bank of America and this agreement has been in effect since that date. For the financial covenants, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

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

During the nine months ended May 31, 2016,  the Company had net borrowings of $10.0 million U.S. dollars under the revolving credit facility. As of May 31, 2016, the Company had no balance under the autoborrow agreement. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of May 31, 2016, the Company had a $118.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility. Based on management’s ability and intent to refinance the short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified the entire amount outstanding under the revolving credit facility as a long-term liability at May 31, 2016.

Note 8. Share Repurchase Plans

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2016, the Company repurchased 438,487 shares at a total cost of $40.4 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net income	$12,665	$10,965	$38,396	$33,084
Less: Net income allocated to
participating securities	(84)	(68)	(246)	(198)
Net income available to common shareholders	$12,581	$10,897	$38,150	$32,886

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Weighted-average common
shares outstanding, basic	14,306	14,546	14,365	14,616
Weighted-average dilutive securities	43	69	48	69
Weighted-average common
shares outstanding, diluted	14,349	14,615	14,413	14,685

For the three months ended May 31,  2016,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,090 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended May 31, 2015, there were no anti-dilutive stock-based equity awards outstanding.

For the nine months ended May 31, 2016 and 2015,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 6,001 and 1,782, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.4 million and $0.3 million for the three months ended May 31, 2016 and 2015, respectively, and $0.8 million and $0.7 million for the nine months ended May 31, 2016 and 2015.  Accounts receivable from Tractor Supply were $0.3 million as of May 31, 2016.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2016,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2016.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2016.

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

The provision for income taxes was 28.1% and 30.2% of income before income taxes for the three months ended May 31, 2016 and 2015, respectively, and 28.2% and 30.1% of income before income taxes for the nine months ended May 31,  2016 and 2015, respectively. The decrease in the effective income tax rate for both the three and nine months ended May 31, 2016, as compared to the same periods ended May 31, 2015 was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2016:
Net sales	$49,878	$32,922	$13,646	$-	$96,446
Income from operations	$13,329	$7,150	$3,875	$(5,686)	$18,668
Depreciation and
amortization expense	$960	$543	$71	$8	$1,582
Interest income	$1	$118	$67	$-	$186
Interest expense	$429	$-	$4	$-	$433

May 31, 2015:
Net sales	$49,744	$30,335	$12,406	$-	$92,485
Income from operations	$13,542	$6,195	$2,372	$(5,737)	$16,372
Depreciation and
amortization expense	$995	$509	$66	$7	$1,577
Interest income	$1	$87	$25	$-	$113
Interest expense	$341	$-	$2	$-	$343

For the Nine Months Ended
May 31, 2016:
Net sales	$139,832	$100,634	$43,052	$-	$283,518
Income from operations	$35,003	$23,278	$12,767	$(17,329)	$53,719
Depreciation and
amortization expense	$3,101	$1,567	$202	$23	$4,893
Interest income	$4	$366	$147	$-	$517
Interest expense	$1,212	$-	$10	$-	$1,222

May 31, 2015:
Net sales	$139,219	$103,605	$43,345	$-	$286,169
Income from operations	$34,367	$21,830	$10,536	$(17,137)	$49,596
Depreciation and
amortization expense	$3,055	$1,564	$182	$23	$4,824
Interest income	$6	$304	$115	$-	$425
Interest expense	$906	$-	$6	$-	$912

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Maintenance products	$86,560	$81,512	$253,442	$253,005
Homecare and cleaning products	9,886	10,973	30,076	33,164
Total	$96,446	$92,485	$283,518	$286,169

Note 14. Subsequent Events

On June 21, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on July 29, 2016 to shareholders of record on July 15, 2016.

On June 21, 2016,  the Company’s Board of Directors also approved a new share buy-back plan. Under the plan, which will be effective from September 1, 2016 through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

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

In order to show the impact of changes in foreign currency exchange rates on our results of operations, we have included constant currency disclosures, where appropriate, in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. dollars using the exchange rates in effect for the corresponding period of the prior fiscal year. We use results on a constant currency basis as one of the measures to understand our operating results and evaluate our performance in comparison to prior periods. Results on a constant currency basis are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and should be considered in addition to, not as a substitute for, results prepared in accordance with GAAP.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2016:

•

Consolidated net sales  decreased $2.7 million for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact of $9.5 million on consolidated net sales for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $6.8 million from period to period. Of the $9.5 million unfavorable impact from changes in foreign currency exchange rates, $6.2 million came from our EMEA segment, which accounted for 36% of our consolidated sales for the nine months ended May 31, 2016.

•

Consolidated net sales for the WD-40 Specialist product line were $15.3 million which is a 10% increase for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 55.9% for the nine months ended May 31, 2016 compared to 52.5% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $5.3 million, or 16%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on consolidated net income for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $6.8 million.

•	Diluted earnings per common share for the nine months ended May 31, 2016 were $2.65 versus $2.24 in the prior fiscal year period.

•

Share repurchases continue to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in October 2014. During the period from September 1, 2015 through May 31, 2016,  the Company repurchased 252,444 shares at an average price of $97.79 per share, for a total cost of $24.7 million.

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

Results of Operations

Three Months Ended May 31, 2016 Compared to Three Months Ended May 31, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$86,560	$81,512	$5,048	6%
Homecare and cleaning products	9,886	10,973	(1,087)	(10)%
Total net sales	96,446	92,485	3,961	4%
Cost of products sold	41,635	43,213	(1,578)	(4)%
Gross profit	54,811	49,272	5,539	11%
Operating expenses	36,143	32,900	3,243	10%
Income from operations	$18,668	$16,372	$2,296	14%
Net income	$12,665	$10,965	$1,700	16%
Earnings per common share - diluted	$0.88	$0.75	$0.13	17%
Shares used in per share calculations - diluted	14,349	14,615	(266)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$49,878	$49,744	$134	-
EMEA	32,922	30,335	2,587	9%
Asia-Pacific	13,646	12,406	1,240	10%
Total	$96,446	$92,485	$3,961	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$43,306	$42,160	$1,146	3%
Homecare and cleaning products	6,572	7,584	(1,012)	(13)%
Total	$49,878	$49,744	$134	-
% of consolidated net sales	52%	54%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, remained relatively constant at  $49.9 million and $49.7 million for the three months ended May 31, 2016 and 2015, respectively. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $1.1 million, or 3%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. of 5% from period to period, primarily due to the expanded distribution of our new WD-40 EZ Reach TM product, which was launched in the final quarter of fiscal year 2015. The sales increase in the U.S. was partially offset by a sales decrease in Canada of 16% from period to period. This decrease was due to lower sales associated with promotional programs, most of which was driven by unstable market and economic conditions, particularly in the industrial channel in Western Canada as a result of suppressed activity in the oil industry. Sales in Latin America were relatively constant from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $1.0 million, or 13%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. This sale decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners in the U.S., which were down 21% and 15%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At May 31, 2016, the carrying value of definite-lived intangible assets associated with the Company’s trade names for the homecare and cleaning products was $17.7 million, of which $9.5 million and $4.6 million were associated with the Spot Shot and 2000 Flushes trade names, respectively.

For the Americas segment, 84% of sales came from the U.S., and 16% of sales came from Canada and Latin America combined for the three months ended May 31, 2016 compared to the distribution for the three months ended May 31, 2015 when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$31,532	$28,758	$2,774	10%
Homecare and cleaning products	1,390	1,577	(187)	(12)%
Total (1)	$32,922	$30,335	$2,587	9%
% of consolidated net sales	34%	33%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $32.9 million, up  $2.6 million, or 9%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $35.1 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.8 million, or 16%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $1.9 million, or 9%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe direct markets for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Iberia, 28%; Italy, 26%; the Germanics region, 17%; and France, 10%. This overall sales increase in these direct markets was primarily due to increased sales of the WD-40 multi-use product, particularly in the Germanics region. Sales in the Germanics increased from period to period due to a change in the distribution model for the do-it-yourself (DIY) channel that we made for this region in fiscal year 2015.  In the third quarter of fiscal year 2015, we shifted away from a distribution model for this channel where we sold product through a large wholesale customer who then supplied various retail customers to one where we sell direct to these retail customers. Due to the successful build of our direct customer base in this new model over the last twelve months, sales in this region were positively impacted from period to period. The increased sales in these regions were partially offset by a sales decrease of 6% in the U.K. primarily due to decreased distribution of our 1001 brand in the retail channel from period to period. Sales in the direct markets were positively impacted by the strengthening of both the Euro and the U.S. Dollar relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling increased from 0.7266 to 0.7834, or 8%, and the average exchange rate for the U.S. Dollar against the Pound Sterling increased from 0.6574 to 0.7026, or 7%, during the third quarter of fiscal year 2016 compared to the same period in the prior fiscal year, which resulted in increased sales in Pound Sterling from period to period. Also contributing to the overall sales increase in the direct markets was increased sales of the WD-40 Specialist product line of $0.6 million, or 49%, from period to period due to expanded distribution. Sales from direct markets accounted for 68% of the EMEA segment’s sales for the three months ended May 31, 2016 compared to 67% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.7 million, or 7%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to an increase in sales in Russia and Ukraine. In the third quarter of fiscal year 2015, we recorded no sales in Ukraine and only recorded sales for Russia in the last month of the quarter due to unstable market conditions. While the market conditions in Russia remain challenging, they have begun to stabilize and sales to Russia increased by approximately 31% from period to period. The distributor markets accounted for 32% of the EMEA segment’s total sales for the three months ended May 31, 2016, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$11,722	$10,594	$1,128	11%
Homecare and cleaning products	1,924	1,812	112	6%
Total	$13,646	$12,406	$1,240	10%
% of consolidated net sales	14%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $13.6 million, up  $1.2 million, or 10%, for the three months ended May 31, 2016  compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended May 31, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $14.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.7 million, or 14%, from period to period.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment,  increased $1.2 million, or 16%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.4 million, or 32%, from period to period primarily attributable to the success of significant promotional programs for the WD-40 multi-use product which were conducted during the third quarter of fiscal year 2016 in the Asian distributor markets, particularly those in Thailand, Malaysia, and Singapore. Also contributing to the overall change in sales in the Asia distributor markets period over period was a quality issue that occurred in the third quarter of fiscal year 2015 which required us to record allowances to reverse $0.9 million in sales during that period. This quality issue related to a defective aerosol can component that was contained in one size of our WD-40 multi-use product which resulted in an inability to fully evacuate the contents from the aerosol can. Sales in China decreased $0.2 million, or 5%, from period to period, primarily due to unfavorable impacts of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by 1% from period to period primarily due to increased distribution and slightly higher sales levels resulting from promotional activities.

Sales in Australia remained relatively constant at $4.3 million for both the three months ended May 31, 2016 and 2015.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. On a constant currency basis, sales would have increased by 5% for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to a higher level of promotional activities and the continued growth of our base business.

Gross Profit

Gross profit increased to $54.8 million for the three months ended May 31, 2016 compared to $49.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 56.8% for the three months ended May 31, 2016 compared to 53.3% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 2.0 percentage points for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  The cost of crude oil declined sharply in the second quarter of this fiscal year and this significantly benefited our gross margin in the current quarter. Since the beginning of the third quarter, the price of oil has steadily risen and has increased by more than 60%. As a result of this recent trend, we do not expect to realize the same level of benefit in the fourth quarter. Advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 1.0 percentage point. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period, primarily in the Americas and Asia-Pacific segments. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Gross margin was also positively impacted by 0.1 percentage points for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year due primarily to sales price increases implemented in the EMEA segment over the last twelve months. In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to lower warehousing and in-bound freight costs. Changes in foreign currency exchange rates positively impacted gross margin by 0.6 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our sales, resulting in favorable impacts to the gross margin. These favorable impacts to gross margin were slightly offset by the combined effects of unfavorable sales mix changes and other miscellaneous costs, which negatively impacted gross margin by 0.3 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses.  These costs totaled $4.2 million and $4.0 million for the three months ended May 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2016 increased $2.6 million, or 10%, to $29.2 million from $26.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.3% for the three months ended May 31, 2016 from 28.8% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs, and a higher level of expenses associated with travel and meetings. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.8 million. This increase was primarily due to higher accruals for earned incentive compensation from period to period as well as annual compensation increases, which take effect in the first quarter of the fiscal year, and increased headcount. Freight costs associated with shipping products to our customers increased $0.3 million primarily due to higher sales volumes in the EMEA segment as a result of expanded distribution in the direct markets from period to period. Travel and meeting expenses increased $0.3 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses, which primarily include bad debt expenses, sales commissions and depreciation, increased by $0.1 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $0.9 million on SG&A expenses for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $2.2 million for the three months ended May 31, 2016 and 2015, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2016 increased $0.7 million, or 12%, to $6.2 million from $5.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 6.4% for the three months ended May 31, 2016 from 6.0% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the Asia-Pacific and Americas segments from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Investment in global advertising and sales promotion expenses for fiscal year 2016 is expected to be close to 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2016 were $3.5 million compared to $4.2 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.7 million for each of the three months ended May 31, 2016 and 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $0.7 million and $0.8 million for the three months ended May 31, 2016 and 2015, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$13,329	$13,542	$(213)	(2)%
EMEA	7,150	6,195	955	15%
Asia-Pacific	3,875	2,372	1,503	63%
Unallocated corporate (1)	(5,686)	(5,737)	51	(1)%
	$18,668	$16,372	$2,296	14%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased $0.2 million, or 2%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Although sales remained relatively constant from period to period and gross margin was higher in the third quarter of fiscal year 2016 as compared to the same quarter last year, the increase in gross margin was more than offset by increased operating expenses from period to period. As a percentage of net sales, gross profit for the Americas segment increased from 53.5% to 55.0% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as lower level of advertising, promotional and other discounts that we give to our customers, both of which were partially offset by an increase in other miscellaneous costs from period to period. Operating expenses increased $1.1 million mainly related to higher employee-related expenses and research and development costs period over period. Operating income as a percentage of net sales decreased from 27.2% to 26.7% period over period.

EMEA

Income from operations for the EMEA segment increased $1.0 million, or 15%, for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to an increase in sales of $2.6 million and a higher gross margin, both of which were partially offset by higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 55.3% to 59.6% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases and favorable impacts of fluctuations in foreign currency exchange rates. These positive impacts were slightly offset by an increase in other miscellaneous costs from period to period. The higher level of sales from period to period was accompanied by a $1.9 million increase in total operating expenses mainly related to higher accruals for earned incentive compensation expenses period over period. Operating income as a percentage of net sales increased from 20.4% to 21.7% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased $1.5 million, or 63%, from period to period primarily due to an increase in sales of $1.2 million and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 47.5% to 56.7% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and lower level of advertising, promotional and other discounts that we give to our customers. Also contributing to the increased gross margin from period to period was the write-off of product and other costs related to a quality issue that occurred in the third quarter of fiscal year 2015 in the Asia distributor markets. The higher level of sales from period to period in the Asia-Pacific segment was accompanied by a $0.3 million increase in total operating expense. Operating income as a percentage of net sales increased from 19.1% to 28.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2016	2015	Change
Interest income	$186	$113	$73
Interest expense	$433	$343	$90
Other expense	$799	$444	$355
Provision for income taxes	$4,957	$4,733	$224

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.1 million for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other  Expense

Other expense increased by $0.4 million for three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to higher net foreign currency exchange losses which were recorded for both the three months ended May 31, 2016 and 2015 as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 28.1% and 30.2% of income before income taxes for the three months ended May 31, 2016 and 2015,  respectively. The decrease in the effective income tax rate from period to period was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates.

Net Income

Net income was $12.7 million, or $0.88 per common share on a fully diluted basis for the three months ended May 31, 2016 compared to $11.0 million, or $0.75 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.3 million on net income for the three months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $2.0 million from period to period.

Nine Months Ended May 31, 2016 Compared to Nine Months Ended May 31, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$253,442	$253,005	$437	-
Homecare and cleaning products	30,076	33,164	(3,088)	(9)%
Total net sales	283,518	286,169	(2,651)	(1)%
Cost of products sold	124,937	135,963	(11,026)	(8)%
Gross profit	158,581	150,206	8,375	6%
Operating expenses	104,862	100,610	4,252	4%
Income from operations	$53,719	$49,596	$4,123	8%
Net income	$38,396	$33,084	$5,312	16%
Earnings per common share - diluted	$2.65	$2.24	$0.41	18%
Shares used in per share calculations - diluted	14,413	14,685	(272)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$139,832	$139,219	$613	-
EMEA	100,634	103,605	(2,971)	(3)%
Asia-Pacific	43,052	43,345	(293)	(1)%
Total	$283,518	$286,169	$(2,651)	(1)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$119,389	$116,887	$2,502	2%
Homecare and cleaning products	20,443	22,332	(1,889)	(8)%
Total	$139,832	$139,219	$613	-
% of consolidated net sales	49%	49%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $139.8 million, up $0.6 million,  for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates in Canada had an unfavorable impact on sales for the Americas segment from period to period. Sales for the nine months ended May 31, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $140.8 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $1.6 million, or 1%, from period to period.

Sales of maintenance products in the Americas segment increased $2.5 million, or 2%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which were both up 4% from period to period. The sales increase in the U.S. was primarily due to a higher level of promotional activities for all maintenance products and the added distribution of our new WD-40 EZ Reach product. The sales increase in Latin America was primarily due to the success of certain promotional programs which were conducted in the second quarter of fiscal year 2016, primarily those in Mexico and Chile, as well as the continued growth of the WD-40 multi-use product throughout the Latin America region. The sales increases in the U.S. and Latin America were partially offset by a sales decrease in Canada of 22%, from period to period. This decrease was due to lower sales associated with promotional programs, most of which was driven by unstable market and economic conditions, particularly in the industrial channel in Western Canada as a result of reduced activity in the oil industry. Sales in Canada were negatively impacted by unfavorable changes in foreign currency. Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up $0.3 million, or 4%, from period to period due to new distribution during the nine months ended May 31, 2016.

Sales of homecare and cleaning products in the Americas decreased $1.9 million, or 8%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners, most of which is related to the U.S., of 17% and 4%, respectively. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the nine months ended May 31, 2016 compared to the distribution for the nine months ended May 31, 2015 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$96,152	$98,354	$(2,202)	(2)%
Homecare and cleaning products	4,482	5,251	(769)	(15)%
Total	$100,634	$103,605	$(2,971)	(3)%
% of consolidated net sales	36%	36%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $100.6 million, down $3.0 million, or 3%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $106.8 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $3.2 million, or 3%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $2.2 million, or 4%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the Europe direct markets for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 18%; the Germanics region, 10%; and France and Iberia, each 2%. This overall sales increase in these direct markets was primarily due to increased sales of the WD-40 multi-use product, particularly in the Germanics as a result of a change in the distribution model for that region. The increased sales in these regions were partially offset by a sales decrease of 4% in the U.K. primarily due to decreased distribution of our 1001 brand in the retail channel from period to period.  Although the overall sales in the Europe direct markets increased from period to period, sales in this region were negatively impacted by the weakening of the Euro relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 2% to 0.7487 during the first nine months of fiscal year 2016 from 0.7632 for the same period in the prior fiscal year, which resulted in decreased sales in Pound Sterling from period to period. Also contributing to the overall sales increase in the direct markets was increased sales of the WD-40 Specialist product line of $1.4 million, or 47%, from period to period due to expanded distribution.  Sales from direct markets accounted for 65% of the EMEA segment’s sales for the nine months ended May 31, 2016 compared to 61% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $5.2 million, or 13%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to a 27% decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe which started in the third quarter of our fiscal year 2015. Although the market conditions in Russia have begun to stabilize, our sales have not returned to the levels that we experienced prior to the third quarter of fiscal year 2015. The distributor markets accounted for 35% of the EMEA segment’s total sales for the nine months ended May 31, 2016, compared to 39% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$37,901	$37,764	$137	-
Homecare and cleaning products	5,151	5,581	(430)	(8)%
Total	$43,052	$43,345	$(293)	(1)%
% of consolidated net sales	15%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $43.1 million, down  $0.3 million, or 1%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the nine months ended May 31, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $45.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.0 million, or 5%, from period to period.

Sales in Asia, which represented 72% of the total sales in the Asia-Pacific segment,  increased $0.9 million, or 3%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.2 million, or 6%, from period to period, primarily attributable to increased distribution resulting from the success of certain significant promotional programs for the WD-40 multi-use product in the Asian distributor markets, particularly those in Thailand and Malaysia. Sales in China decreased $0.3 million, or 4%, from period to period, primarily due to unfavorable impacts of changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by 1% from period to period primarily due to increased distribution, particularly in Southern China, and slightly higher sales levels resulting from promotional activities.

Sales in Australia decreased $1.2 million, or 9%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. On a constant currency basis, sales would have increased by 5% for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to increased distribution and the continued growth of our base business.

Gross Profit

Gross profit increased to $158.6 million for the nine months ended May 31, 2016 compared to $150.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.9% for the nine months ended May 31, 2016 compared to 52.5% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by 2.6 percentage points for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. The combined effects of favorable sales mix changes and other miscellaneous costs positively impacted gross margin by 0.4 percentage points from period to period. This increase was primarily due to a higher portion of sales in our EMEA segment being made to higher margin direct markets during the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Sales price increases also positively impacted gross margin by 0.3 percentage points from period to period. These sales price increases were implemented in certain locations in the Asia-Pacific segment in the third quarter of fiscal year 2015 and in the EMEA segment over the last twelve months.

Advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.2 percentage points. The decrease in such discounts was due to a lower percentage of sales being subject to promotional allowances during the nine months ended May 31, 2016 compared to the corresponding period in the prior fiscal year in the Americas and Asia-Pacific segments. In addition, changes in foreign currency exchange rates positively impacted gross margin by 0.1 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S.

Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general strengthening of the U.S. Dollar against the Pound Sterling and the weakening of the Euro against the Pound Sterling from period to period caused a net increase in our sales in Pound Sterling, resulting in favorable impacts to the gross margin. These favorable impacts to gross margin were slightly offset by 0.2 percentage points due to increased warehousing and in-bound freight costs, particularly in the Americas segment, from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $11.9 million and $11.8 million for the nine months ended May 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2016 increased $4.3 million, or 5%, to $85.7 million from $81.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.2% for the nine months ended May 31, 2016 from 28.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs and increased freight costs, both of which were partially offset by the favorable impacts of changes in foreign currency exchange rates from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $6.6 million. This increase was primarily due to higher accruals for earned incentive compensation from period to period as well as annual compensation increases, which take effect in the first quarter of the fiscal year, and increased headcount. Freight costs associated with shipping products to our customers increased $0.5 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model in the Germanics region in EMEA. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $2.8 million on SG&A expenses for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $5.3 million and $5.5 million for the nine months ended May 31, 2016 and 2015, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses remained constant at  $16.9 million for each of the nine months ended May 31, 2016 and 2015. As a percentage of net sales, these expenses also remained constant at 5.9% for each of the nine months ended May 31, 2016 and 2015. Although the overall advertising and sales promotion expenses remained constant period over period, such expenses increased by $0.5 million due to a higher level of promotional programs and marketing support in the Americas and Asia-Pacific segments from period to period. These increases were completely offset by a $0.5 million favorable impact of changes in foreign currency exchange rates, particularly in the EMEA segment, from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2016 were  $11.6 million compared to $12.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $28.5 million and  $29.0 million for the nine months ended May 31, 2016 and 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $2.2 million and  $2.3 million for the  nine months ended May 31, 2016 and 2015.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$35,003	$34,367	$636	2%
EMEA	23,278	21,830	1,448	7%
Asia-Pacific	12,767	10,536	2,231	21%
Unallocated corporate (1)	(17,329)	(17,137)	(192)	1%
	$53,719	$49,596	$4,123	8%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $35.0 million, up $0.6 million, or 2%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year, primarily due a higher gross margin and an increase in sales of $0.6 million, both of which were significantly offset by higher operating expenses. As a percentage of net sales, gross profit for the Americas segment increased from 52.1% to 54.5% period over period. This increase in the gross margin was primarily due to the positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, which were slightly offset by increased warehousing and in-house freight costs from period to period. Operating expenses increased $3.0 million mainly related to increased headcount and higher earned incentive compensation expenses as well as research and development costs period over period. Operating income as a percentage of net sales increased from 24.7% to 25.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $23.3 million, up  $1.4 million, or 7%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to a higher gross margin, which was partially offset by a $3.0 million decrease in sales and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 54.4% to 58.4% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, favorable sales mix changes and sales price increases. In addition, fluctuations in foreign currency exchange rates had a favorable impact on gross margin from period to period. Operating expenses increased $0.9 million mainly related to higher earned incentive compensation expenses period over period.  Operating income as a percentage of net sales increased from 21.1% to 23.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $12.8 million, up $2.2 million, or 21%, for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, which was slightly offset by a $0.3 million decrease in sales.  As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 49.0% to 54.8% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases, and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. Also contributing to the increased gross margin from period to period was the write-off of product and other costs related to a quality issue that occurred in the third quarter of fiscal year 2015 in the Asia distributor markets. Operating income as a percentage of net sales increased from 24.3% to 29.7% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2016	2015	Change
Interest income	$517	$425	$92
Interest expense	$1,222	$912	$310
Other income (expense), net	$470	$(1,785)	$2,255
Provision for income taxes	$15,088	$14,240	$848

Interest Income

Interest income remained relatively constant for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.3 million for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $2.3 million for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the nine months ended May 31, 2016 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 28.2% and 30.1% of income before income taxes for the nine months ended May 31, 2016 and 2015,  respectively. The decrease in the effective income tax rate from period to period was driven by an increase in taxable earnings from foreign operations, particularly those in the U.K., which are taxed at lower tax rates.

Net Income

Net income was $38.4 million, or $2.65 per common share on a fully diluted basis for the nine months ended May 31, 2016 compared to $33.1 million, or $2.24 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on net income for the nine months ended May 31, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $6.8 million from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 rule, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Beginning in fiscal year 2016, we changed to this new 55/30/25 rule from our previous 50/30/20 rule. This means that we now target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time as our revenues increase.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Gross margin	57%	53%	56%	52%
Cost of doing business as a percentage of net sales	36%	34%	35%	34%
EBITDA as a percentage of net sales (1)	20%	19%	21%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Total operating expenses - GAAP	$36,143	$32,900	$104,862	$100,610
Amortization of definite-lived intangible assets	(740)	(754)	(2,242)	(2,280)
Depreciation (in operating departments)	(671)	(649)	(2,048)	(1,981)
Cost of doing business	$34,732	$31,497	$100,572	$96,349
Net sales	$96,446	$92,485	$283,518	$286,169
Cost of doing business as a percentage of net sales	36%	34%	35%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Net income - GAAP	$12,665	$10,965	$38,396	$33,084
Provision for income taxes	4,957	4,733	15,088	14,240
Interest income	(186)	(113)	(517)	(425)
Interest expense	433	343	1,222	912
Amortization of definite-lived intangible assets	740	754	2,242	2,280
Depreciation	842	823	2,651	2,544
EBITDA	$19,451	$17,505	$59,082	$52,635
Net sales	$96,446	$92,485	$283,518	$286,169
EBITDA as a percentage of net sales	20%	19%	21%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $44.2 million for the nine months ended May 31, 2016 compared to $35.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. During the nine months ended May 31, 2016, we had net borrowings of  $10.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of May 31, 2016, we had a $118.0 million outstanding balance on the revolving credit facility,  all of which was classified as long-term, and there were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2016, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to meet any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not meet the debt covenants.

At May 31, 2016, we had a total of $110.1 million in cash and cash equivalents and short-term investments. Of this balance, $104.4 million was held in Europe, Australia and China in foreign currencies.  It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations. We believe that our future cash from domestic operations together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at May 31, 2016, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2016	2015	Change
Net cash provided by operating activities	$44,159	$35,326	$8,833
Net cash used in investing activities	(19,520)	(13,884)	(5,636)
Net cash used in financing activities	(29,899)	(29,674)	(225)
Effect of exchange rate changes on cash and cash equivalents	(1,263)	(2,654)	1,391
Net decrease in cash and cash equivalents	$(6,523)	$(10,886)	$4,363

Operating Activities

Net cash provided by operating activities increased $8.9 million to $44.2 million for the nine months ended May 31, 2016 from $35.3 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2016 was net income, which increased by $5.3 million from period to period. The changes in our working capital from period to period were primarily attributable to an overall increase in accounts payable and accrued liabilities due to the timing of payments from period to period. Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2016 compared to the same period of the prior fiscal year as well as higher accruals for earned incentive compensation in the first nine months of fiscal year 2016 as compared to the prior year period. In addition, the net cash provided by operating activities was impacted by the overall increase in the trade accounts receivable balance due to timing of payments received from our customers from period to period.

Investing Activities

Net cash used in investing activities increased $5.6 million to $19.5 million for the nine months ended May 31, 2016 from $13.9 million for the corresponding period of the prior fiscal year primarily due to a net increase of 9.9 million related to purchases of short-term investments that were made by our U.K. and Australia subsidiaries. This increase was partially offset by a decrease of $3.7 million in cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in the prior fiscal year and a decrease of $0.7 million in capital expenditures from period to period.

Financing Activities

Net cash used in financing activities increased $0.2 million to $29.9 million for the nine months ended May 31, 2016 from $29.7 million for the corresponding period of the prior fiscal year primarily due to a $1.5 million increase in dividends paid and a $0.7 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period. In addition, there was a $1.2 million decrease in cash outflows for treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.3 million and $2.7 million for the nine months ended May 31, 2016 and 2015, respectively. The change of $1.4 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar and the Australian Dollar against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2016, no such commitments were outstanding.

Share Repurchase Plan

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2016, the Company repurchased 438,487 shares at a total cost of $40.4 million under this $75.0 million plan.

On June 21, 2016, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which will be effective from September 1, 2016 through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

Dividends

On June 21, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on July 29, 2016 to shareholders of record on July 15, 2016. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018. Companies are permitted to adopt this new rule following either a full or modified retrospective approach.  The Company has not yet decided which implementation method it will adopt. The Company is also in the process of evaluating the potential impacts of this updated authoritative guidance on its consolidated financial statements.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.4 million and $0.3 million for the three months ended May 31, 2016 and 2015, respectively, and $0.8 million and $0.7 million for the nine months ended May 31, 2016 and 2015. Accounts receivable from Tractor Supply were $0.3 million as of May 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2016, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 1A.  Risk Factors

We have updated our existing risk factor on global operations to include information associated with the current events in Great Britain to exit the European Union.  Except for the updates to this risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, which was filed with the SEC on October 22, 2015.

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

Approximately 40% of the Company’s revenues in fiscal year 2015 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be customary. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases will be based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through May 31, 2016, the Company repurchased 438,487 shares at a total cost of $40.4 million under this $75.0 million plan.

On June 21, 2016, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which will be effective from September 1, 2016 through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2016. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2016 and April 11, 2016 and between May 17, 2016 and May 31, 2016 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	22,505	$105.97	22,505	$41,784,086
April 1 - April 30	37,300	$102.75	37,300	$37,950,795
May 1 - May 31	31,100	$107.70	31,100	$34,600,709
Total	90,905	$105.24	90,905

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

10(a)	WD-40 Directors’ Compensation Policy and Election Plan dated October 12, 2015, incorporated by reference from the Registrant’s Form 8-K filed June 24, 2016, Exhibit 10(a) thereto.

10(b)

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

WD-40 COMPANY Registrant

Date: July 7, 2016	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer