Form 10-K
period 2016-08-31
WD 40 CO
filed 2016-10-24
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Yes  ☑   No  ☐

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

Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☑     Accelerated filer    ☐     Non-accelerated filer    ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 29,  2016 was approximately $1,492,434,072.

As of October 19, 2016, there were 14,175,738 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 13, 2016 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2016

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

The Company currently markets and sells its products in more than 176 countries and territories worldwide primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers, online retailers and industrial distributors and suppliers.

The Company’s sales come from its two product groups – maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia.

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

The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development teams support new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands.  Key innovations for the Company’s products include, but are not limited to, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Bike™, 3-IN-ONE Professional Garage Door Lube™, and Spot Shot Pet Clean™, which is a non-aerosol Spot Shot trigger product. In late fiscal year 2015, the Company launched a new innovative product called WD-40 EZ Reach Flexible Straw™ in the United States.  WD-40 EZ Reach Flexible Straw features a unique delivery system in the form of an attached 8” flexible straw that bends and keeps its shape to allow for easier use of the WD-40 multi-use product in hard to reach places.

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

The Company’s signature brand in the blue and yellow can with the red top, the WD-40 brand, is included within the maintenance product category and it accounts for a significant majority of the Company’s sales.  The Company has various products and product lines which it currently sells under the WD-40 brand and they are as follows:

WD-40 Multi-Use Product - The WD-40 multi-use product is a market leader among multi-purpose maintenance products and is sold as an aerosol spray, a non-aerosol trigger spray and in liquid form through mass retail stores, hardware stores, warehouse club stores, automotive parts outlets, online retailers and industrial distributors and suppliers. The WD-40 multi-use product is sold worldwide in North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. The WD-40 multi-use product has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications. WD-40 EZ Reach Flexible Straw is the Company’s latest innovation to its multi-use product. It features a unique delivery system which includes an attached flexible straw that bends and keeps its shape to allow for easy use of the WD-40 multi-use product in hard to reach places. This new product was launched at the end of fiscal year 2015 and is currently being marketed in the U.S. and Latin America. WD-40 EZ Reach Flexible Straw has started to contribute to the overall growth of the WD-40 brand and it is expected to continue to do so in the future. The launch of the WD-40 EZ Reach Flexible Straw product line has used the same established distribution channels through which the Company currently sells its existing products.

WD-40 Specialist product line – WD-40 Specialist consists of a line of best-in-class specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, lubricants and rust removers that are aimed at end users that currently use the WD-40 multi-use product. The WD-40 Specialist product line is sold primarily in the U.S., Canada, Latin America, Europe, Australia and Asia. Within the WD-40 Specialist product line, the Company also sells WD-40 Specialist Motorbike in Europe and WD-40 Specialist Lawn and Garden in Australia.

WD-40 Bike product line - The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain lubricants, heavy-duty degreasers and foaming wash that are designed for avid and recreational cyclists, bike enthusiasts and mechanics. The Company launched this product line in the U.S. in fiscal year 2013 in Australia and Europe in fiscal year 2014, and in Latin America and select countries in Asia in early fiscal year 2016. Although the initial focus for such sales was on smaller independent bike dealers, distribution of WD-40 Bike products has been expanded to include certain distributors and retailers in select countries where the Company sells this product.  Early in fiscal year 2016, the Company transitioned the WD-40 Bike business in the U.S. from one with distribution limited primarily to independent bike dealers to one which also includes a limited group of customers which are currently in place for other maintenance products in the Americas segment.

The Company also has the following additional brands which are included within its maintenance products group:

3-IN-ONE - The 3-IN-ONE brand consists of multi-purpose drip oil, specialty drip oils, and spray lubricant products, as well as other specialty maintenance products. The multi-purpose drip oil is a lubricant with unique spout options that allow for precise applications to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming and construction. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of high quality, maintenance products. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

GT85® - The GT85 brand is a multi-purpose bike maintenance product that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the U.K., with additional sales in foreign markets including those in Spain and other European countries. GT85 products are also currently sold in the United States. This brand was acquired by the Company’s U.K. subsidiary in September 2014 and it has helped build upon the Company’s strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

Homecare and Cleaning Products

The Company sells its homecare and cleaning products in certain locations worldwide and they include a portfolio of well-known brands as follows:

X-14 - The X-14 brand is a line of quality products designed for unique cleaning needs. X-14 is sold as a liquid mildew stain remover and as an automatic toilet bowl cleaner. X-14 is sold primarily in the U.S. through grocery and mass retail channels as well as through online retailers.

2000 Flushes - The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners which includes a variety of formulas. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels as well as through online retailers.

Carpet Fresh - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol quick-dry foam and trigger spray products. Carpet Fresh is sold primarily through grocery and mass retail channels as well as through online retailers in the U.S., the U.K. and Australia. In the U.K., these products are sold under the 1001 brand name and in Australia, they are sold under the No Vac brand name.

Spot Shot - The Spot Shot brand is sold as an aerosol carpet stain remover and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator™ and Spot Shot Pet Clean, which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, online retailers, warehouse club stores and hardware and home center stores in the U.S. and Canada. Spot Shot products are also sold in the U.K. under the 1001 brand name.

1001 - The 1001 brand includes carpet and household cleaners and rug and room deodorizers which are sold primarily through mass retail, grocery and home center stores in the U.K. The brand was acquired in order to introduce the Company’s other homecare and cleaning product formulations under the 1001 brand and to expand the Company’s homecare and cleaning products business into the U.K. market.

Lava - The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

The Company’s homecare and cleaning products, particularly those in the U.S., are considered harvest brands which continue to provide positive returns to the Company but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of the Company’s strategic initiatives. Although the Company has evaluated strategic alternatives for certain of its homecare and cleaning products in prior fiscal years, particularly those in the U.S., it has continued to sell these brands but has done so with a reduced level of investment.

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

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities, primarily in its maintenance product group. The Company’s product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $7.7 million, $9.0 million, and $6.9 million in fiscal years 2016, 2015 and 2014, respectively. None of this research and development activity was customer-sponsored.

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

Employees

At August 31, 2016, the Company employed 445 people worldwide: 172 by the U.S. parent corporation; 7 by the Malaysia subsidiary; 11 by the Canada subsidiary; 177 by the U.K. subsidiary (including 82 in the U.K., 34 in Germany, 32 in France, 18 in Spain and 11 in Italy); 22 by the Australia subsidiary; 54 by the China subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five major strategic initiatives, or that the strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s five core strategic initiatives include: (i) maximizing WD-40 multi-use product sales through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through a broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified personnel. The Company’s future performance depends in significant part on the continued service of its executive officers, key personnel and other talented people. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employee engagement in the future.  If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

Cost increases or cost volatility in finished goods, components, raw materials, transportation and other necessary supplies or services could harm or impact the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of the Company’s maintenance products, have experienced significant price volatility in the past, and may continue to do so in the future. In particular, volatility in the price of oil directly impacts the cost of petroleum-based specialty chemicals which are indexed to the price of crude oil. Additionally, fluctuations in oil and diesel fuel prices have also historically impacted the Company’s cost of transporting its products among other input costs. If there are significant increases in the costs of components, raw materials and other expenses, and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, the Company’s gross margins and operating results will be negatively impacted. In addition, if the Company increases product sales prices in response to increases in the cost of such raw materials, and those raw material costs later decline significantly, the Company may not be able to sustain its sales prices at these higher levels. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 58% of consolidated net sales in fiscal year 2016 and one of its strategic initiatives includes maximizing the WD-40 multi-use product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s global markets, including Canada, Latin America, the Middle East, parts of Asia, Russia, Eastern Europe and the Eurozone countries;
•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;
•	challenges associated with conducting business in foreign jurisdictions, including those related to the Company’s understanding of business laws and regulations in such foreign jurisdictions;
•	increasing tax complexity associated with operating in multiple tax jurisdictions;
•	dispersed employee base and compliance with employment regulations and other labor issues, such as labor laws and minimum wages, in countries outside the U.S.; and
•	the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the U.S. and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 38% of the Company’s revenues in fiscal year 2016 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary and converting accounts receivable and accounts payable balances denominated in non-functional currencies, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the Pound Sterling has sharply declined as compared to the U.S. Dollar and other currencies in the months following this vote. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar over a sustained period of time may have a significant negative effect on the Company’s results of operations.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. The uncertainties and likely complications resulting from Brexit may increase these risks for the Company’s European business operations.  As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be customary. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations

Global economic conditions may negatively impact the Company’s financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers and end users. Consumer purchases of discretionary items, which could include the Company’s maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations. In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability or other changes which may affect the principal markets in which the Company conducts its business.  If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives do not have the desired impact on the brands’ image or do not attract customers as intended.  The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues.  Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in the Company’s product or low quality ingredients in the Company’s products due to suppliers delivering items that do not meet the Company’s specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in the Company’s brands and a decline in product quality could result in product liability claims. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Sales unit volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its strategic initiatives, (ii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, and (iii) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in mature markets where the Company’s products are widely used as compared to in developing or emerging markets where the Company’s products have been newly introduced or are not as well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases.  In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives.  If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating new and developing markets globally, the Company may not achieve its sales volume growth objectives.

Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect the Company’s financial condition and results of operations.

The manufacturing, chemical composition, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If the Company is not successful in complying with the requirements of all such regulations, it could be fined or other actions could be taken against the Company by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect the Company’s financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such increased regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to raise selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations, such as regulations issued by the California Air Resources Board relating to permitted levels of volatile organic compounds. The Company is required to comply with these laws and regulations and it seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate its products in response to any such regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence to determine whether certain minerals and metals, known as “conflict minerals”, are contained in the Company’s products and, if so, whether they originate from the Democratic Republic of Congo (“DRC”) or adjoining countries. Although the Company’s current products do not contain such conflict minerals and the Company has concluded this in its annual evaluations to date, the Company’s supply chain structure is complex. As a result, management may have difficulty determining whether these materials exist within the Company’s products in future periods, and if the Company were to conclude that these materials exist within the Company’s products in future periods, the Company may have difficulty verifying the origin of such materials for purposes of disclosures required by the SEC rules.

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

Additional laws and regulations require that the Company carefully manage its supply chain for the production, distribution and sale of goods.  For instance, regulations under the California Transparency in Supply Chains Act and the U.K. Modern Slavery Act require attention to the employment practices of our suppliers.  Various regulations affect the packaging, labelling and shipment of our products, including the Globally Harmonized System of Classification and Labelling of Chemicals which is applicable in many countries worldwide, and regulations issued by the U.S. Consumer Product Safety Commission, the U.S. Environmental Protection Agency, the U.S. Federal Trade Commission, and similar foreign jurisdiction regulatory agencies.  Our failure to comply with any of these regulations or our inability to adequately predict the manner in which these regulations are interpreted and applied to our business by the applicable enforcement agencies could have a materially adverse effect on our financial condition and results of operations.

Failure to maximize or to successfully assert the Company’s intellectual property rights or infringement by the Company on the intellectual property rights of others could impact its competitiveness or otherwise adversely affect the Company’s financial condition and results of operations.

The Company relies on trademark, trade secret protection, patent and copyright laws to protect its intellectual property rights. Although the Company maintains a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted.  Trade secret protection, particularly for the Company’s most valuable product formulation for the WD-40 multi-use product, requires specific agreements, policies and procedures to assure the secrecy of information classified as a trade secret.  If such agreements, policies and procedures are not effective to maintain the secrecy of the Company’s trade secrets, the loss of trade secret protection could have an adverse effect on the Company’s financial condition. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or acquired product lines. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and this could have a material adverse effect on its business, financial condition and results of operations.

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

In addition, the Company’s U.K. subsidiary has been in the process of implementing a major upgrade to its critical information system. The final phase of this implementation is expected to be completed in fiscal year 2017. This information system is being used by the U.K. subsidiary to process all of the daily transactions for the U.K. subsidiary and its branch offices located in Europe and to produce key financial reports for the European operations. If the U.K. subsidiary experiences difficulties in completing the final phase of this implementation at its various locations, the Company may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

The Company faces competition in its markets which could lead to reduced sales and profitability.

The Company encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, the Company frequently discovers products in certain markets that are counterfeit reproductions of the Company’s WD-40 products as well as products otherwise bearing an infringing trade dress. The availability of counterfeits and other infringing products, particularly in China, Russia and emerging markets, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

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

Some of the competitors for the Company’s homecare and cleaning products are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company.

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

The Company sells its products through a network of domestic and international mass retail and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel in the U.S. is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of the consolidation in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2016. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

In accordance with the authoritative accounting guidance on goodwill and intangibles, the Company assesses the potential impairment of its existing goodwill during the second quarter of each fiscal year and otherwise when events or changes in circumstances indicate that an impairment condition may exist. The Company also assesses its definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable or its estimated remaining useful life may no longer be appropriate.  Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decline in the Company’s stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

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

In addition, changes in tax rules may adversely affect the Company’s future financial results or the way management conducts its business. For example, the Company holds a significant amount of cash outside of the United States. As of August 31, 2016, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $113.4 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The Company’s future financial results and liquidity may be adversely affected if tax rules regarding un-repatriated earnings change, if management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislations.

In the fourth quarter of fiscal year 2016, the Company determined that it would undertake, in fiscal year 2017, a one-time repatriation of $8.2 million, which represents all of the historical foreign earnings from its Australia subsidiary and 90% of the historical foreign earnings from its China subsidiary.  Management determined that such a foreign distribution was prudent due to the current favorable tax consequences of such a distribution, stemming principally from the recent significant strengthening of the U.S. dollar against various currencies in which the Company conducts business. The Company continues to consider the remaining amount of unremitted foreign earnings,  primarily in the U.K. and China, to be indefinitely reinvested outside of the United States. See Note 12 – Income Taxes for additional information on this one-time repatriation.

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

The Company’s debt consists of a revolving credit facility and management has used the proceeds of this revolving credit facility primarily for stock repurchases. In addition, the Company utilized this revolving credit facility in September 2016 to fund the purchase of its new headquarters office, which will house both corporate employees and employees in the Company’s Americas segment. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreement. In addition, the Company’s loan agreement includes covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2015, the Board of Directors declared an 11% increase in the regular quarterly cash dividend, increasing it from $0.38 per share to $0.42 per share.

The Company may incur substantial debt in the future for acquisitions or other general business or business development activities. In addition, the Company may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that the Company is required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If the Company is unable to obtain such financing or to service its existing or future debt with its operating income, or if available cash balances are affected by future business performance, liquidity, capital needs, alternative investment opportunities or debt covenants, the Company could be required to reduce, suspend or eliminate its dividend payments to its stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Americas

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, at 1061 Cudahy Place, San Diego, California 92110. The Company also leases additional office and storage space in San Diego. In addition, the Company purchased a new building located at 9715 Businesspark Avenue, San Diego, California 92131 in September 2016, which the Company intends to use to house the corporate employees and employees in the Company’s Americas segment who are currently located at the owned and leased offices in San Diego.  The Company leases a regional sales office in Miami, Florida, a research and development office in Summit, New Jersey and office space in Toronto, Ontario, Canada.

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

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.

Item 3.  Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 11  — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2016:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	60	1997	President and Chief Executive Officer
Jay W. Rembolt	65	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Stanley A. Sewitch	63	2012	Vice President, Global Organization Development
Richard T. Clampitt	61	2014	Vice President, General Counsel and Corporate Secretary
Michael L. Freeman	63	2002	Division President, The Americas
Geoffrey J. Holdsworth	54	1997	Managing Director, Asia-Pacific
William B. Noble	58	1996	Managing Director, EMEA

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

	Fiscal Year 2016			Fiscal Year 2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$101.00	$81.68	$0.38	$78.14	$65.19	$0.34
Second Quarter	$109.37	$94.00	$0.42	$87.09	$75.30	$0.38
Third Quarter	$111.99	$99.32	$0.42	$89.49	$80.15	$0.38
Fourth Quarter	$125.00	$109.58	$0.42	$91.78	$80.86	$0.38

On October 19, 2016, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was  $106.42 per share, and there were 14,175,738 shares of common stock outstanding held by approximately 718 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2015, the Board of Directors declared an  11% increase in the regular quarterly cash dividend, increasing it from $0.38 per share to $0.42 per share.  On October 11, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on October 31, 2016 to shareholders of record on October 21, 2016.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases were based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2016, the Company repurchased 503,127 shares at a total cost of $47.8 million under this $75.0 million plan.

On June 21, 2016, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on September 1, 2016 and will remain in effect through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2016. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2016 and July 7, 2016 and between August 17, 2016 and August 26, 2016 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	25,838	$113.24	25,838	$31,674,365
July 1 - July 31	9,200	$116.18	9,200	$30,605,297
August 1 - August 31	29,602	$116.32	29,602	$-	(1)
Total	64,640	$115.07	64,640

(1)

On August 31, 2016, the previous share buy-back plan which was approved on October 14, 2014 expired with less than the entire $75.0 million of authorized treasury share purchases having been executed.  As a result, no remaining amount of shares may yet be purchased under this plan. The new June 21, 2016 approved $75.0 million share buy-back plan became effective beginning September 1, 2016.

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2016	2015	2014	2013	2012
Net sales	$380,670	$378,150	$382,997	$368,548	$342,784
Cost of products sold	166,301	177,972	184,144	179,385	174,302
Gross profit	214,369	200,178	198,853	189,163	168,482
Operating expenses	143,021	134,788	135,116	132,526	116,753
Income from operations	71,348	65,390	63,737	56,637	51,729
Interest and other income (expense), net	1,441	(2,280)	(778)	230	(816)
Income before income taxes	72,789	63,110	62,959	56,867	50,913
Provision for income taxes	20,161	18,303	19,213	17,054	15,428
Net income	$52,628	$44,807	$43,746	$39,813	$35,485

Earnings per common share:
Basic	$3.65	$3.05	$2.89	$2.55	$2.22
Diluted	$3.64	$3.04	$2.87	$2.54	$2.20
Dividends per share	$1.64	$1.48	$1.33	$1.22	$1.14
Weighted-average shares outstanding -
diluted	14,379	14,649	15,148	15,619	16,046
Total assets	$339,668	$339,257	$347,680	$323,064	$300,870
Long-term obligations (1)	$140,579	$133,427	$26,354	$25,912	$25,963

 (1) Long-term obligations include long-term debt, deferred tax liabilities, net and other long-term liabilities.

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

Our brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers, online retailers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2016:

•

Consolidated net sales increased $2.5 million, or 1%, for fiscal year 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $15.2 million on consolidated net sales for fiscal year 2016. Thus, on a constant currency basis, net sales would have increased by $17.7 million, or 5%, for fiscal year 2016 compared to the prior fiscal year. Of the $15.2 million unfavorable impact from changes in foreign currency exchange rates, $11.3 million came from our EMEA segment, which accounted for 36% of our consolidated sales for the fiscal year ended August 31, 2016.

•

Consolidated net sales for the WD-40 Specialist product line were $21.5 million which is a 14% increase for fiscal year 2016 compared to the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 56.3% for fiscal year 2016 compared to 52.9% for the prior fiscal year.

•

Consolidated net income increased $7.8 million, or 17%, for fiscal year 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.8 million on consolidated net income for fiscal year 2016. Thus, on a constant currency basis, net income would have increased by $10.6 million, or 24%, for fiscal year 2016 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2016 were $3.64 versus $3.04 in the prior fiscal year.

•

Share repurchases continued to be executed under our $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in October 2014 and which expired on August 31, 2016.  During the period from September 1, 2015 through August 31, 2016, the Company repurchased 317,084 shares at an average price of $101.31 per share, for a total cost of $32.1 million.

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

Results of Operations

Fiscal Year Ended August 31, 2016  Compared to Fiscal Year Ended August 31, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$339,974	$333,306	$6,668	2%
Homecare and cleaning products	40,696	44,844	(4,148)	(9)%
Total net sales	380,670	378,150	2,520	1%
Cost of products sold	166,301	177,972	(11,671)	(7)%
Gross profit	214,369	200,178	14,191	7%
Operating expenses	143,021	134,788	8,233	6%
Income from operations	$71,348	$65,390	$5,958	9%
Net income	$52,628	$44,807	$7,821	17%
Earnings per common share - diluted	$3.64	$3.04	$0.60	20%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$191,397	$187,344	$4,053	2%
EMEA	135,235	136,847	(1,612)	(1)%
Asia-Pacific	54,038	53,959	79	-
Total	$380,670	$378,150	$2,520	1%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$163,655	$156,937	$6,718	4%
Homecare and cleaning products	27,742	30,407	(2,665)	(9)%
Total	$191,397	$187,344	$4,053	2%
% of consolidated net sales	50%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $191.4 million, up $4.1 million, or 2%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates in Canada had an unfavorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended

August 31, 2016 translated at the exchange rates in effect for the prior fiscal year would have been $192.5 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $5.2 million, or 3%, from period to period.

Sales of maintenance products in the Americas segment increased $6.7 million, or 4%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which increased 6% and 3%, respectively, from period to period. The sales increase in the U.S. was primarily due to a higher level of promotional activities for all maintenance products and the added distribution of our new WD-40 EZ Reach Flexible Straw product. The sales increase in Latin America was primarily due to the success of certain promotional programs which were conducted in the second quarter of fiscal year 2016, primarily those in Mexico and Chile, as well as the continued growth of the WD-40 multi-use product throughout the Latin America region. The sales increases in the U.S. and Latin America were partially offset by a sales decrease in Canada of 14%, from period to period. This decrease was primarily due to lower sales associated with promotional programs, most of which was driven by unstable market and economic conditions, particularly in the industrial channel in Western Canada as a result of reduced activity in the oil industry. In addition, sales in Canada were negatively impacted by unfavorable changes in foreign currency exchange rates form period to period.  Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up $1.1 million, or 10%, from period to period due to new distribution, particularly of certain new products within this product line during the fourth quarter of fiscal year 2016.

Sales of homecare and cleaning products in the Americas segment decreased $2.6 million, or 9%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners, most of which is related to the U.S., of 13% and 7%, respectively. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At August 31, 2016, the carrying value of definite-lived intangible assets associated with the Company’s trade names for the homecare and cleaning products was $16.8 million, of which $9.3 million and $4.3 million were associated with the Spot Shot and 2000 Flushes trade names, respectively.

For the Americas segment, 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2016 compared to the prior fiscal year when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$129,217	$129,730	$(513)	-
Homecare and cleaning products	6,018	7,117	(1,099)	(15)%
Total (1)	$135,235	$136,847	$(1,612)	(1)%
% of consolidated net sales	36%	36%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India,  decreased to $135.2 million, down  $1.6 million, or 1%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2016 translated at the exchange rates in effect for the prior fiscal year would have been $146.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $9.7 million, or 7%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year.

The countries in EMEA where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $1.2 million, or 1%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in the direct markets in EMEA from period to period.  On a constant currency basis, sales in the direct markets would have increased by 10% from fiscal year 2016 compared to the prior fiscal year.

We experienced sales increases throughout most of the EMEA direct markets for the fiscal year ended August 31, 2016 compared to the prior fiscal year, with percentage increases in sales as follows: the Germanics region, 10%; Italy, 9%; and France, 1%. Sales increases in these direct markets were primarily due to increased sales of the WD-40 multi-use product, particularly in the Germanics region. Sales in the Germanics increased from period to period due to a change in the distribution model for the do-it-yourself (DIY) channel that we made for this region in fiscal year 2015.  In the third quarter of fiscal year 2015, we shifted away from a distribution model for this channel where we sold product through a large wholesale customer who then supplied various retail customers to one where we sell direct to these retail customers. Due to the successful build of our direct customer base in this new model in fiscal year 2016, sales in this region were positively impacted from period to period. The increased sales in these regions were partially offset by sales decreases in the U.K. and Iberia of 6% and 1%, respectively. Sales in the U.K. decreased from period to period primarily due to decreased distribution of our 1001 brand in the retail channel from period to period.   Sales generated in Euro in the direct markets also resulted in slightly higher Pound Sterling sales in fiscal year 2016 due the strengthening of the Euro against the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling increased from 0.7497 to 0.7637, or 2%. Also contributing to the overall sales increase in the direct markets were increased sales of the WD-40 Specialist product line of $1.9 million, or 45%, from period to period due to expanded distribution. Sales from direct markets accounted for 66% of the EMEA segment’s sales for fiscal year ended August 31, 2016 compared to 63% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $2.8 million, or 6%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year primarily due to an 11% decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe which started in the third quarter of our fiscal year 2015. Although the market conditions in Russia have begun to stabilize, our sales have not returned to the levels that we experienced prior to the third quarter of fiscal year 2015.  Sales were also negatively impacted in fiscal year 2016 by continued political and economic instability in other countries in the distributor markets.  Since a high percentage of  sales in the distributor markets in the EMEA segment are generated in U.S. Dollars, there were insignificant impacts due to changes in the foreign currency exchange rates from period to period. The distributor markets accounted for 34% of the EMEA segment’s total sales for the fiscal year ended August 31, 2016, compared to 37% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$47,102	$46,639	$463	1%
Homecare and cleaning products	6,936	7,320	(384)	(5)%
Total	$54,038	$53,959	$79	-
% of consolidated net sales	14%	14%

Sales in the Asia-Pacific segment,  which includes Australia, China and other countries in the Asia region remained constant at  $54.0 million for each of the fiscal years ended August 31, 2016 and 2015. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia Pacific segment from period to period. Sales for the fiscal year ended August 31, 2016 translated at the exchange rates in effect for the prior fiscal year would have been $56.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.8 million, or 5%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment, increased $0.8 million, or 2%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. Sales in the Asia distributor markets increased $0.7 million, or 3%, from period to period, primarily attributable to increased distribution resulting from the success of certain significant promotional programs for the WD-40 multi-use product in the Asian distributor markets, particularly those in Vietnam, Sri Lanka, and Thailand. Although sales in China remained relatively constant at $13.3 million and $13.2 million for the fiscal years ended August 31, 2016 and 2015, respectively, changes in foreign currency exchange rates had an unfavorable impact on sales in China.  On a constant currency basis, sales would have increased by 7% from period to period primarily due to increased distribution, particularly in Southern China.

Sales in Australia decreased by $0.8 million, or 4%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. On a constant currency basis, sales would have increased by 7% for the fiscal year ended August 31, 2016 compared to the prior fiscal year primarily due to increased distribution and higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit increased to $214.4 million for the fiscal year ended August 31, 2016 compared to $200.2 million for the prior fiscal year. As a percentage of net sales, gross profit increased to 56.3% for the fiscal year ended August 31, 2016 compared to 52.9% for the prior fiscal year.

Gross margin was positively impacted by 2.4 percentage points from period to period due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  The average cost of crude oil which flowed through our cost of goods sold was significantly lower in fiscal year 2016 as compared to the prior fiscal year, thus resulting in positive impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain whether we will realize the same level of benefit in our gross margin related to it in future periods. The combined effects of favorable sales mix changes and other miscellaneous costs positively impacted gross margin by 0.4 percentage points primarily due to a favorable shift in product mix as a result of a higher portion of sales in the Americas segment being made of higher margin maintenance products from period to period. Gross margin was also positively impacted by 0.2 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments over the last twelve months. In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.1 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Changes in foreign currency exchange rates positively impacted gross margin by 0.4 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. These favorable impacts to gross margin were slightly offset by 0.1 percentage points due to higher warehousing and in-bound freight costs, particularly in the Americas segment from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.1 million and $15.8 million for the fiscal years ended August 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2016 increased $8.9 million to $117.8 million from $108.9 million for the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.9% for the fiscal year ended August 31, 2016 from 28.8% for the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs and other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $11.5 million. This increase was primarily due to higher accruals for earned incentive compensation from period to period as well as annual compensation increases, which take effect in the first quarter of the fiscal year, and increased headcount. Freight costs associated with shipping products to our customers increased $1.0 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model in the

Germanics region in EMEA. Other miscellaneous expenses, which primarily include sales commissions and depreciation expense, increased by $0.8 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $4.4 million on SG&A expenses for the fiscal year ended August 31, 2016 compared to the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2016 and 2015 were $7.7 million and $9.0 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2016 decreased $0.6 million to $22.3 million from $22.9 million for the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.9% for the fiscal year ended August 31, 2016 from 6.0% for the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.9 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2016 would have increased by $0.3 million, primarily due to a higher level of promotional programs and marketing support in the EMEA segment from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2017 is expected to be close to 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $16.1 million and $16.0 million for the fiscal years ended August 31, 2016 and 2015, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $38.4 million and $38.9 million for the fiscal years ended August 31, 2016 and 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $3.0 million for both the fiscal years ended August 31, 2016 and 2015.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$48,404	$46,674	$1,730	4%
EMEA	31,702	30,173	1,529	5%
Asia-Pacific	15,162	12,602	2,560	20%
Unallocated corporate (1)	(23,920)	(24,059)	139	(1)%
	$71,348	$65,390	$5,958	9%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $48.4 million, up $1.7 million, or 4%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year, primarily due to a $4.1 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 52.6% to 55.1% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as favorable sales mix changes, which were slightly offset by increased warehousing and in-house freight costs from period to period. The higher level of sales from period to period was accompanied by a $5.1 million increase in operating expenses, most of which related to increased headcount and higher earned incentive compensation expenses period over period. Operating income as a percentage of net sales increased from 24.9% to 25.3% period over period.

EMEA

Income from operations for the EMEA segment increased to $31.7 million, up $1.5 million, or 5%, for the fiscal year ended August 31, 2016 compared to the prior fiscal year, primarily due to a higher gross margin, which was partially offset by a $1.6 million decrease in sales and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 54.6% to 58.7% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as sales price increases. Fluctuations in foreign currency exchange rates also had a significant favorable impact on gross margin from period to period. Operating expenses increased $3.1 million mainly related to higher earned incentive compensation expenses period over period.  Operating income as a percentage of net sales increased from 22.0% to 27.0% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $15.2 million, up $2.6 million, or 20%, the fiscal year ended August 31, 2016 compared to the prior fiscal year, primarily due to a higher gross margin.  As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 49.9% to 54.8% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases, and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. Also contributing to the increased gross margin from period to period was the write-off of product and other costs related to a quality issue that occurred during fiscal year 2015 in the Asia distributor markets. Operating income as a percentage of net sales increased from 23.4% to 28.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	Change
Interest income	$683	$584	$99
Interest expense	$1,703	$1,205	$498
Other income (expense), net	$2,461	$(1,659)	$4,120
Provision for income taxes	$20,161	$18,303	$1,858

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2016 compared to the prior fiscal year.

Interest Expense

Interest expense increased $0.5 million for the fiscal year ended August 31, 2016 compared to the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $4.1 million for the fiscal year ended August 31, 2016 compared to the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for fiscal year ended August 31, 2016 compared to net foreign currency exchange losses which were recorded in the prior fiscal year as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 27.7% of income before income taxes for the fiscal year ended August 31, 2016 compared to 29.0% for the prior fiscal year. The decrease in the effective income tax rate from period to period was driven by an increase in the portion of taxable earnings attributable to foreign operations, particularly those in the U.K., which are taxed at lower tax rates.

Net Income

Net income was $52.6 million, or $3.64 per common share on a fully diluted basis, for fiscal year 2016 compared to $44.8 million, or $3.04 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $2.8 million on net income for fiscal year 2016. Thus, on a constant currency basis, net income for fiscal year 2016 would have been $55.4 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $187.3 million, up $6.5 million, or 4%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. Changes in foreign currency exchange rates did not have a material impact on sales for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

Sales of maintenance products in the Americas segment increased $7.0 million, or 5%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. This sales increase was primarily driven by higher sales of WD-40 maintenance products in Latin America and the U.S., which were up 7% and 5%, respectively, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. The increase in Latin America was primarily due to new distribution and successful promotional programs that were conducted during fiscal year 2015 throughout the Latin America region, particularly those in Brazil and Mexico. The sales increase in the U.S. from period to period was primarily due to a higher level of promotional activities and increased distribution for the WD-40 multi-use product. Sales in the U.S. were also positively impacted from period to period due to the launch of our new innovative WD-40 EZ Reach Flexible Straw product in the last quarter of fiscal year 2015. These sales increases in Latin America and the U.S. were slightly offset by a sales decrease of 3% for maintenance products in Canada, primarily due to changes in foreign currency exchange rates. In functional currency, which is the Canadian Dollar, sales of maintenance products in Canada increased by 8% from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $2.3 million, or 26%, due to increased promotional activities and new distribution during fiscal year 2015.

Sales of homecare and cleaning products in the Americas segment decreased $0.5 million, or 2%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. While total sales of homecare and cleaning products in the U.S., which is where the majority of such sales originate, remained relatively constant from period to period, sales of such products decreased in Canada for fiscal year 2015 as compared to fiscal year 2014.  In Canada, sales of homecare and cleaning products decreased 22% driven primarily by the unfavorable impacts of changes in foreign currency exchange rates from period to period and lower sales of 2000 Flushes automatic toilet bowl cleaners and Spot Shot, which were down 24% and 19%, respectively, for fiscal year 2015 compared to fiscal year 2014. In functional currency, sales of homecare and cleaning products in Canada decreased by 13% from period to period.  While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2015 compared to the distribution for fiscal year 2014 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$129,730	$144,255	$(14,525)	(10)%
Homecare and cleaning products	7,117	7,113	4	-
Total (1)	$136,847	$151,368	$(14,521)	(10)%
% of consolidated net sales	36%	40%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $136.9 million, down $14.5 million, or 10%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2015 compared to fiscal year 2014 had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2015 translated at the exchange rates in effect for fiscal year 2014 would have been $144.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $7.1 million, or 5%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $6.6 million, or 7%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. We experienced sales decreases throughout most of the Europe direct markets for the fiscal year ended August 31, 2015 compared to fiscal year 2014, with percentage decreases in sales as follows: Italy, 23%; the Germanics region, 12%; Iberia, 8%; and France, 7%.  The decreased sales in these regions were slightly offset by the sales increase of 3%

in the U.K. from period to period. The overall sales decline was primarily due to the continued weakening of the Euro, the currency in which a substantial portion of the direct markets sales are generated, relative to the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling decreased by 9% to 0.7497 during fiscal year 2015 from 0.8265 for fiscal year 2014. As a result of this change in the foreign currency exchange rates, our sales in the direct markets decreased from period to period in Pound Sterling. Although sales in the direct markets decreased from period to period, sales of the WD-40 Specialist product line increased $0.9  million, or 26%, due to expanded distribution of the product line in fiscal year 2015. Sales from direct markets accounted for 63% of the EMEA segment’s sales for fiscal year ended August 31, 2015 compared to 62% of the EMEA segment’s sales for fiscal year 2014.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $7.9 million, or 14%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014 primarily due to a significant decrease in sales in Russia and Ukraine as a result of the political and economic instability in Eastern Europe. Sales to Russia and Ukraine decreased by approximately 30% and 77%, respectively, from fiscal year 2014 to fiscal year 2015. Sales also decreased in the Middle East from fiscal year 2014 to fiscal year 2015, primarily due to lower sales of the WD-40 multi-use product in Afghanistan. These overall sales decreases were slightly offset by the general strengthening of the U.S. Dollar against the Pound Sterling from period to period, which increased sales, and higher sales volume of WD-40 multi-use product in Northern Europe due to the continued growth of our base business. The distributor markets accounted for 37% of the total EMEA segment sales for the fiscal year ended August 31, 2015, compared to 38% for fiscal year 2014.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2015	2014	Dollars	Percent
Maintenance products	$46,639	$43,670	$2,969	7%
Homecare and cleaning products	7,320	7,153	167	2%
Total	$53,959	$50,823	$3,136	6%
% of consolidated net sales	14%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region increased to  $54.0 million,  up $3.1 million, or 6% for the fiscal year ended August 31, 2015 compared to fiscal year 2014. Changes in foreign currency exchange rates for the fiscal year ended August 31, 2015 compared to fiscal year 2014 had an unfavorable impact on sales. Sales for the fiscal year ended August 31, 2015 translated at the exchange rates in effect for fiscal year 2014 would have been $56.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.3 million, or 10%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment, increased $3.6 million, or 11%, for fiscal year ended August 31, 2015 compared to fiscal year 2014. Sales in the Asia distributor markets increased $2.4 million, or 11%, from period to period primarily due to increased sales of the WD-40 multi-use product throughout most of the distributor markets, including those in South Korea, the Philippines and Indonesia. Sales in China increased $1.2 million, or 10%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014 primarily due to new distribution, much of which came from Southern China, and increased promotional activities from period to period.

Sales in Australia decreased by $0.5 million, or 3%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014. Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. In functional currency, which is the Australian Dollar, sales increased by 10%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014 primarily due to increased distribution and promotional activities from period to period as well as a price increase which was implemented at the end of the second quarter of fiscal year 2015.

Gross Profit

Gross profit increased to $200.2 million for the fiscal year ended August 31, 2015 compared to $198.9 million for fiscal year 2014. As a percentage of net sales, gross profit increased to 52.9% for the fiscal year ended August 31, 2015 compared to 51.9% for fiscal year 2014.

Gross margin was positively impacted by 1.6 percentage points from period to period due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. Gross margin was also positively impacted by 0.3 percentage points from period to period due to sales price increases.  These sales price increases were implemented in certain locations and markets in the Asia-Pacific and EMEA segments over the last twelve months of fiscal year 2015. In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to lower warehousing and in-bound freight costs, particularly in the Americas segment.

These favorable impacts to gross margin were partially offset by 0.3 percentage points due to a higher level of advertising, promotional and other discounts that we give to our customers from period to period. The increase in such discounts was due to a higher percentage of sales being subject to promotional allowances during the fiscal year ended August 31, 2015 compared to fiscal year 2014, primarily in the Asia-Pacific and Americas segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Changes in foreign currency exchange rates also negatively impacted gross margin by 0.5 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The net effect of the general weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period caused a decrease in our sales, resulting in unfavorable impacts to the gross margin. The combined effects of unfavorable sales mix changes and other miscellaneous costs also negatively impacted gross margin by 0.2 percentage points from period to period.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2015 increased $0.3 million to $108.9 million from $108.6 million for fiscal year 2014.  As a percentage of net sales, SG&A expenses increased to 28.8% for the fiscal year ended August 31, 2015 from 28.3% for fiscal year 2014. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, higher costs associated with new product exploration, and increased depreciation expense, from period to period.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.7 million from period to period primarily due to annual compensation increases,  higher staffing levels and other employee-related costs we incurred associated with changes that we made to our WD-40 Bike business in the United States. These increases were partially offset by lower earned incentive compensation, from period to period. Travel and meeting expenses increased $0.8 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. The $0.8 million increase in new product exploration expenses, which are included in research and development costs, was primarily due to an increased level of spending during fiscal year 2015 related to the continued development of our products within the WD-40 brand. Depreciation expense increased by $0.5 million from period to period primarily due to our continued investment in computer system related assets and other capital assets which support our general business operations. Other miscellaneous expenses, which primarily include general office overhead, sales commission, and insurance costs, also increased by $0.5 million period over period. These increases were partially offset by a decrease of $1.4 million in professional services costs from period to period, primarily due to lower legal fees associated with litigation activities and general consulting services in our Americas and EMEA segments. Changes in foreign currency exchange rates had a favorable impact of $2.6 million on SG&A expenses for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2015 decreased $1.0 million, or 4%, to $22.9 million from $23.9 million for fiscal year 2014. As a percentage of net sales, these expenses decreased to 6.0% for the fiscal year ended August 31, 2015 from 6.2% for fiscal year 2014.  The decrease in advertising and sales promotion expenses was primarily due to a  lower level of promotional programs and marketing support in the EMEA segment from period to period. Changes in foreign currency exchange rates did not have a material impact on advertising and sales promotion expenses for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

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

Americas

Income from operations for the Americas segment increased to $46.7 million, up $5.3 million, or 13%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014, primarily due to a $6.5 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 51.0% to 52.6% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as decreased warehousing and in-bound freight costs from period to period. The higher level of sales from period to period in the Americas segment was accompanied by a $1.0 million increase in total operating expenses. Operating income as a percentage of net sales increased from 22.9% to 24.9% period over period.

EMEA

Income from operations for the EMEA segment decreased to $30.2 million, down $3.8 million, or 11%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014, primarily due to a $14.5 million decrease in sales.   As a percentage of net sales,

gross profit for the EMEA segment increased from 54.0% to 54.6% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and price increases, both of which were significantly offset by the unfavorable impacts of changes in sales mix and fluctuations in foreign currency exchange rates from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and U.S. Dollar. The net effects of the continued weakening of the Euro against the Pound Sterling and the strengthening of the U.S. Dollar against the Pound Sterling from period to period has caused our sales to decrease, resulting in unfavorable impacts to the gross margin. The lower level of sales was accompanied by a $3.2 million decrease in total operating expenses driven mainly by lower advertising and sales promotion expenses, freight costs and earned incentive compensation. Operating income as a percentage of net sales decreased from 22.5% to 22.0% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $12.6 million, up $2.2 million, or 22%, for the fiscal year ended August 31, 2015 compared to fiscal year 2014, primarily due to a $3.1 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 48.9% to 49.9% from period to period due to the combined positive impacts of sales price increases and decreased costs of petroleum-based specialty chemicals and aerosol cans, both of which were partially offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating income as a percentage of net sales increased from 20.4% to 23.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	Change
Interest income	$584	$596	$(12)
Interest expense	$1,205	$1,002	$203
Other expense	$1,659	$372	$1,287
Provision for income taxes	$18,303	$19,213	$(910)

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2015 compared to fiscal year 2014.

Interest Expense

Interest expense increased $0.2 million for the fiscal year ended August 31, 2015 compared to fiscal year 2014 primarily due to a higher outstanding balance on our revolving credit facility period over period.

Other Expense

Other expense increased by $1.3 million for the fiscal year ended August 31, 2015 compared to fiscal year 2014 primarily due to higher net foreign currency exchange losses from period to period as a result of significant fluctuations in the foreign currency exchange rates for the Euro and U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 29.0% of income before income taxes for the fiscal year ended August 31, 2015 compared to 30.5% for fiscal year 2014. The decrease in the effective income tax rate from period to period was primarily attributable to an increase in the taxable income in the U.K., which is taxed at lower statutory income tax rates.

Net Income

Net income was $44.8 million, or $3.04 per common share on a fully diluted basis, for fiscal year 2015 compared to $43.7 million, or $2.87 per common share on a fully diluted basis, for fiscal year 2014. Changes in foreign currency exchange rates year over year had an unfavorable impact of $1.7 million on net income for fiscal year 2015. Thus, on a constant currency basis, net income for fiscal year 2015 would have been $46.5 million.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. Beginning in fiscal year 2016, we changed to this new 55/30/25 business model from our previous 50/30/20 business model. This means that we now target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time as our revenues increase.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2016	2015	2014
Gross margin - GAAP	56%	53%	52%
Cost of doing business as a percentage of net sales - non-GAAP	36%	34%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	19%	18%

(1)

Percentages may not aggregate to EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on the Company’s consolidated statement of operations are not included as an adjustment to earnings in the EBITDA calculation.

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2016	2015	2014
Total operating expenses - GAAP	$143,021	$134,788	$135,116
Amortization of definite-lived intangible assets	(2,976)	(3,039)	(2,617)
Depreciation (in operating departments)	(2,744)	(2,664)	(2,218)
Cost of doing business	$137,301	$129,085	$130,281
Net sales	$380,670	$378,150	$382,997
Cost of doing business as a percentage of net sales - non-GAAP	36%	34%	34%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net income - GAAP	$52,628	$44,807	$43,746
Provision for income taxes	20,161	18,303	19,213
Interest income	(683)	(584)	(596)
Interest expense	1,703	1,205	1,002
Amortization of definite-lived
intangible assets	2,976	3,039	2,617
Depreciation	3,489	3,425	3,243
EBITDA	$80,274	$70,195	$69,225
Net sales	$380,670	$378,150	$382,997
EBITDA as a percentage of net sales - non-GAAP	21%	19%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $60.6 million for fiscal year 2016 compared to $55.1 million for fiscal year 2015. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan.  The Company also utilized this revolving credit facility in September 2016 to fund the purchase of its new headquarters office, which will house both corporate employees and employees in the Company’s Americas segment.  During the fiscal year ended August 31, 2016, we had net new borrowings of $14.0 million U.S. dollars under the revolving credit facility. We regularly convert existing draws on our line of credit to new draws with new maturity dates and interest rates. As of August 31, 2016, we had a $122.0 million outstanding balance on the revolving credit facility, all of which was classified as long-term, and there were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At August 31, 2016, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At August 31, 2016, we had a total of $108.5 million in cash and cash equivalents and short-term investments. Of this balance, $102.2 million was held in Europe, Australia and China in foreign currencies. In the fourth quarter of fiscal year 2016, management determined that it would undertake, in fiscal year 2017, a one-time repatriation of $8.2 million, which represents all of the historical foreign earnings from its Australia subsidiary and 90% of the historical foreign earnings from its China subsidiary.  Management determined that such a foreign distribution was prudent due to the current favorable tax consequences of such a distribution, stemming principally from the recent significant strengthening of the U.S. dollar against various currencies in which the Company conducts business. Accordingly, we determined that we were no longer indefinitely reinvested with respect to this amount of unremitted earnings and recorded the impact of this decision in the 2016 income tax provision, which resulted in the recognition of an incremental immaterial tax benefit.  It is the Company’s current intention to indefinitely reinvest any future foreign earnings of its Australia and China subsidiaries. However, management will make such determination based on an evaluation of facts and circumstances at each future reporting date.

We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States.

Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate additional foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States. As of August 31, 2016, we have not provided for U.S. federal and state income taxes and foreign withholding taxes on $113.4 million of undistributed earnings of certain foreign subsidiaries, mostly attributable to the U.K., since these earnings are considered indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at August 31, 2016, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net cash provided by operating activities	$60,604	$55,064	$38,730
Net cash used in investing activities	(20,920)	(16,951)	(10,503)
Net cash used in financing activities	(38,536)	(38,663)	(25,842)
Effect of exchange rate changes on cash and cash equivalents	(4,153)	(3,357)	1,984
Net (decrease) increase in cash and cash equivalents	$(3,005)	$(3,907)	$4,369

Operating Activities

Net cash provided by operating activities increased $5.5 million to $60.6 million for fiscal year 2016 from $55.1 million for fiscal year 2015. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2016 was net income of $52.6 million, which increased $7.8 million from period to period. This increase was slightly offset by changes in our working capital, which were primarily attributable to an overall increase in the trade accounts receivable balance due to increased sales volumes in the fourth quarter of fiscal year 2016 as compared to the same quarter in the prior fiscal year and the timing of payments received from our customers from period to period. Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2016 compared to the same period of the prior fiscal year as well as significantly higher accruals for earned incentive compensation in fiscal year 2016 as compared to the prior year period.

Net cash provided by operating activities increased $16.4 million to $55.1 million for fiscal year 2015 from $38.7 million for fiscal year 2014. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2015 was net income of $44.8 million. The changes in our working capital from period to period were primarily attributable to an overall decrease in the trade accounts receivable balance due to decreased sales volumes and the timing of payments received from our customers from period to period. In addition, the net cash provided by operating activities was impacted by the overall decrease in inventory levels due to the timing of our inventory purchases from period to period. Also contributing to the changes in working capital from period to period were lower earned incentive payouts and accruals in fiscal year 2015 compared to fiscal year 2014.  The settlement of an insurance reimbursable item in the second quarter of fiscal year 2015, which was recorded in the third quarter of fiscal year 2014, and lower income taxes receivable balances also contributed to the overall increase in  cash provided by operating activities from period to period.

Investing Activities

Net cash used in investing activities increased $4.0 million to $20.9 million for fiscal year 2016 from $16.9 million for fiscal year 2015 primarily due to a $9.5 million increase in net purchases of short-term investments that were made by our U.K. and Australia subsidiaries. This increase was partially offset by a decrease of $4.1 million in cash outflow related to the GT85 Limited acquisition which was completed by our U.K. subsidiary in early fiscal year 2015 and a $1.4 million decrease in capital expenditures from period to period.

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

Financing Activities

Net cash used in financing activities decreased $0.2 million to $38.5 million for fiscal year 2016 from $38.7 million for the fiscal year 2015 primarily due to a $4.0 million increase in cash proceeds from our revolving credit facility, which was almost completely offset by a $1.9 million increase in dividends paid and a $1.9 million increase in cash outflow for treasury stock purchases from period to period.

Net cash used in financing activities increased $12.9 million to $38.7 million for fiscal year 2015 from $25.8 million for fiscal year 2014 primarily due to a $25.0 million decrease in cash proceeds from our revolving credit facility, which was partially offset by a $12.5 million decrease in treasury stock purchases.  Dividends paid also increased by $1.5 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $4.2 million and $3.4 million for fiscal years 2016 and 2015, respectively, and an increase in cash of $2.0 million for fiscal year 2014. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Share Repurchase Plans

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases were based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2016, the Company repurchased 503,127 shares at a total cost of $47.8 million under this $75.0 million plan.

On June 21, 2016, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on September 1, 2016 and will remain in effect through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2015, the Board of Directors declared an  11% increase in the regular quarterly cash dividend, increasing it from $0.38 per share to $0.42 per share.  On October 11,  2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on October 31,  2016 to shareholders of record on October 21, 2016. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2016 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$4,340	$1,996	$1,774	$540	$30

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2016:

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

•

Under the current terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing March 13, 2015 through May 13, 2020. As of August 31, 2016, we had $122.0 million outstanding on this credit facility. Based on our most recent cash projections and anticipated business activities, we expect to borrow additional amounts against this credit facility ranging from $20.0 million to $25.0 million in fiscal year 2017. We estimate that the interest associated with these borrowings will be approximately $0.6 million for fiscal year 2017 based on estimated applicable interest rates and the expected dates of future borrowings. For additional details on this revolving line of credit, refer to the information set forth in Note 7 – Debt.

•

At August 31, 2016, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.2 million. We have estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our sales incentive allowances accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2016 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

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

During the second quarter of fiscal year 2016, we performed our annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 29, 2016.  We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2015 and 2014.

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

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 29, 2016.

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

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2016, 2015 and 2014.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The amendments address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and should be applied using a retrospective approach.  The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating whether it will adopt this updated guidance in fiscal year 2017 or in fiscal year 2018, as required, but it expects that the adoption of this new guidance will have a more than inconsequential impact on the Company’s consolidated financial statements.  For example, if the Company had adopted this updated guidance in fiscal year 2016, its income tax expense for the year would have been reduced by approximately $2.1 million due to the recognition of excess tax benefits in the provision for income taxes rather than through additional paid-in-capital.  The Company also expects to change its policy related to forfeitures upon adoption of this new guidance such that it will recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate.  Although the Company is still assessing the impacts of this change in policy for forfeitures on its consolidated financial statements, it does not expect that the impact will be material.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months.

Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the impacts of this new guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018.  The Company has not yet decided which implementation method it will adopt. Although management has completed its initial evaluation of this new guidance as it pertains to the Company, it is still in the process of determining the impacts that this updated guidance will have on the Company's consolidated financial statements.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.2 million and  $1.1 million for fiscal years 2016 and 2015, respectively. Accounts receivable from Tractor Supply were not material as of August 31, 2016.

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

Interest Rate Risk

As of August 31, 2016,  the Company had a $122.0 million outstanding balance on its existing $175.0 million revolving credit facility agreement with Bank of America.  This $175.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until May 13,  2020. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2016 and 2015 and for each of the three fiscal years in the period ended August 31, 2016, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2016
	1st	2nd	3rd	4th	Total
Net sales	$92,522	$94,550	$96,446	$97,152	$380,670
Gross profit	$51,408	$52,362	$54,811	$55,788	$214,369
Net income	$12,062	$13,669	$12,665	$14,232	$52,628
Diluted earnings per common share	$0.83	$0.94	$0.88	$0.99	$3.64

	Fiscal Year Ended August 31, 2015
	1st	2nd	3rd	4th	Total
Net sales	$96,353	$97,331	$92,485	$91,981	$378,150
Gross profit	$49,701	$51,233	$49,272	$49,972	$200,178
Net income	$10,786	$11,333	$10,965	$11,723	$44,807
Diluted earnings per common share	$0.73	$0.76	$0.75	$0.80	$3.04

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2016, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2016, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2016, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2016 Annual Meeting of Stockholders on December 13, 2016 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2016:

Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon exercise		Weighted-average exercise		equity compensation plans
	of outstanding options,		price of outstanding options		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Plan category
Equity compensation plans
approved by security holders	229,878	(1)	$35.59	(2)	1,696,909
Equity compensation plans not
approved by security holders	n/a		n/a		n/a
	229,878	(1)	$35.59	(2)	1,696,909

(1)  Includes 27,820 securities to be issued upon exercise of outstanding stock options; 130,035 securities to be issued pursuant to outstanding restricted stock units; 45,700 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 26,323 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

(2)  Weighted average exercise price only applies to stock options outstanding of 27,820, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

(3) Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed July 18, 2016, Exhibit 3(a) thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(p) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(a) thereto.

10(b)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2015, Exhibit 10(b) thereto.

10(c)	WD-40 Directors’ Compensation Policy and Election Plan dated October 12, 2015, incorporated by reference from the Registrant’s Form 8-K filed June 24, 2016, Exhibit 10(a) thereto.

10(d)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(e)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2014, 2015 and 2016.

10(f)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2014, 2015 and 2016, incorporated by reference from the Registrant’s Form 8-K filed October 25, 2012, Exhibit 10(a) thereto.

10(g)	Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers in fiscal year 2016.

10(h)	Amended and Restated of WD-40 Company’s Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 1, 2012, Appendix A thereto.

10(i)	Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant.

10(j)

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

10(o)

Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(h) thereto.

10(p)

Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 20, 2011, Exhibit 10(m) thereto.

10(q)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed June 17, 2011, Exhibit 10(a) thereto. 10(b) thereto.

10(r)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2013, Exhibit 10(b) thereto.

10(s)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto.

10(t)

Third Amendment to Credit Agreement dated November 16, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 19, 2015, Exhibit 10(a) thereto.

10(u)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(v)	Purchase and Sale Agreement and Escrow Instructions dated July 29, 2016, incorporated by reference from the Registrant’s Form 8-K filed August 4, 2016, Exhibit 10(a) thereto.
21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 24, 2016.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 24, 2016

/s/ GILES H. BATEMAN
GILES H. BATEMAN, Director
Date: October 24, 2016

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 24, 2016

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 24, 2016

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 24, 2016

/s/ RICHARD A. COLLATO
RICHARD A. COLLATO, Director
Date: October 24, 2016

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 24, 2016

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 24, 2016

/s/ DANIEL E. PITTARD
DANIEL E. PITTARD, Director
Date: October 24, 2016

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 24, 2016

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries at August 31, 2016 and August 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes on the consolidated balance sheet in fiscal year 2016.

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

/s/ PricewaterhouseCoopers LLP

San Diego, CA

October 24, 2016

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$50,891	$53,896
Short-term investments	57,633	48,603
Trade accounts receivable, less allowance for doubtful
accounts of $394 and $491 at August 31, 2016
and 2015, respectively	64,680	58,750
Inventories	31,793	32,052
Current deferred tax assets, net	-	5,824
Other current assets	4,475	6,127
Total current assets	209,472	205,252
Property and equipment, net	11,545	11,376
Goodwill	95,649	96,409
Other intangible assets, net	19,191	22,961
Deferred tax assets, net	621	-
Other assets	3,190	3,259
Total assets	$339,668	$339,257

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,690	$17,128
Accrued liabilities	15,757	15,200
Accrued payroll and related expenses	20,866	13,357
Income taxes payable	3,381	2,287
Total current liabilities	58,694	47,972
Revolving credit facility	122,000	108,000
Deferred tax liabilities, net	16,365	23,145
Other long-term liabilities	2,214	2,282
Total liabilities	199,273	181,399

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,621,820 and 19,546,888 shares issued at August 31, 2016 and 2015, respectively; and 14,208,338 and 14,450,490 shares outstanding at
August 31, 2016 and 2015, respectively	20	20
Additional paid-in capital	145,936	141,651
Retained earnings	289,642	260,683
Accumulated other comprehensive income (loss)	(27,298)	(8,722)
Common stock held in treasury, at cost ― 5,413,482 and 5,096,398
shares at August 31, 2016 and 2015, respectively	(267,905)	(235,774)
Total shareholders' equity	140,395	157,858
Total liabilities and shareholders' equity	$339,668	$339,257

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2016	2015	2014

Net sales	$380,670	$378,150	$382,997
Cost of products sold	166,301	177,972	184,144
Gross profit	214,369	200,178	198,853

Operating expenses:
Selling, general and administrative	117,767	108,873	108,577
Advertising and sales promotion	22,278	22,876	23,922
Amortization of definite-lived intangible assets	2,976	3,039	2,617
Total operating expenses	143,021	134,788	135,116

Income from operations	71,348	65,390	63,737

Other income (expense):
Interest income	683	584	596
Interest expense	(1,703)	(1,205)	(1,002)
Other income (expense), net	2,461	(1,659)	(372)
Income before income taxes	72,789	63,110	62,959
Provision for income taxes	20,161	18,303	19,213
Net income	$52,628	$44,807	$43,746

Earnings per common share:
Basic	$3.65	$3.05	$2.89
Diluted	$3.64	$3.04	$2.87

Shares used in per share calculations:
Basic	14,332	14,582	15,072
Diluted	14,379	14,649	15,148

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014

Net income	$52,628	$44,807	$43,746
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18,576)	(9,825)	6,146
Total comprehensive income	$34,052	$34,982	$49,892

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2013	19,392,979	$19	$133,239	$214,034	$(5,043)	4,107,443	$(162,742)	$179,507
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	71,331		(129)					(129)
Stock-based compensation			2,263					2,263
Tax benefits from settlements of
stock-based equity awards			839					839
Cash dividends ($1.33 per share)				(20,184)				(20,184)
Acquisition of treasury stock						602,505	(42,773)	(42,773)
Foreign currency translation adjustment					6,146			6,146
Net income				43,746				43,746
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	82,578	1	1,449					1,450
Stock-based compensation			2,782					2,782
Tax benefits from settlements of
stock-based equity awards			1,208					1,208
Cash dividends ($1.48 per share)				(21,720)				(21,720)
Acquisition of treasury stock						386,450	(30,259)	(30,259)
Foreign currency translation adjustment					(9,825)			(9,825)
Net income				44,807				44,807
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	74,932		(1,434)					(1,434)
Stock-based compensation			3,655					3,655
Tax benefits from settlements of
stock-based equity awards			2,064					2,064
Cash dividends ($1.64 per share)				(23,669)				(23,669)
Acquisition of treasury stock						317,084	(32,131)	(32,131)
Foreign currency translation adjustment					(18,576)			(18,576)
Net income				52,628				52,628
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Operating activities:
Net income	$52,628	$44,807	$43,746
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,465	6,464	5,860
Net gains on sales and disposals of property and equipment	(75)	(71)	(39)
Deferred income taxes	(2,227)	(1,334)	(736)
Excess tax benefits from settlements of stock-based equity awards	(2,064)	(1,205)	(831)
Stock-based compensation	3,655	2,782	2,263
Unrealized foreign currency exchange (gains) losses, net	(986)	2,086	(66)
Provision for bad debts	52	302	218
Changes in assets and liabilities:
Trade accounts receivable	(9,936)	(314)	(5,821)
Inventories	(1,001)	2,037	(2,237)
Other assets	1,557	1,731	(2,209)
Accounts payable and accrued liabilities	2,871	(2,464)	(560)
Accrued payroll and related expenses	5,486	(2,722)	(3,047)
Income taxes payable	4,235	2,737	2,001
Other long-term liabilities	(56)	228	188
Net cash provided by operating activities	60,604	55,064	38,730

Investing activities:
Purchases of property and equipment	(4,354)	(5,784)	(4,085)
Proceeds from sales of property and equipment	301	333	331
Purchases of intangible assets	-	-	(1,799)
Acquisition of business	-	(4,117)	-
Purchases of short-term investments	(24,899)	(10,575)	(7,710)
Maturities of short-term investments	8,032	3,192	2,760
Net cash used in investing activities	(20,920)	(16,951)	(10,503)

Financing activities:
Treasury stock purchases	(32,131)	(30,259)	(42,773)
Dividends paid	(23,669)	(21,720)	(20,184)
Proceeds from issuance of common stock	1,200	2,111	1,284
Excess tax benefits from settlements of stock-based equity awards	2,064	1,205	831
Net proceeds from revolving credit facility	14,000	10,000	35,000
Net cash used in financing activities	(38,536)	(38,663)	(25,842)
Effect of exchange rate changes on cash and cash equivalents	(4,153)	(3,357)	1,984
Net (decrease) increase in cash and cash equivalents	(3,005)	(3,907)	4,369
Cash and cash equivalents at beginning of period	53,896	57,803	53,434
Cash and cash equivalents at end of period	$50,891	$53,896	$57,803

Supplemental cash flow information:
Cash paid for:
Interest	$1,573	$1,168	$915
Income taxes, net of tax refunds received	$16,494	$15,414	$18,147

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

The Company’s brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sport retailers, independent bike dealers, online retailers and industrial distributors and suppliers.

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

Short-term Investments

The Company's short-term investments consist of term deposits and callable time deposits. These short-term investments had a carrying value of $57.6 million and $48.6 million at August 31, 2016 and 2015, respectively. The term deposits are subject to penalty for early redemption before their maturity, and the callable time deposits require a notice before redemption.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2016 and 2015.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.5 million, $3.4 million and $3.2 million for fiscal years 2016, 2015 and 2014, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $0.8 million for each of the fiscal  years ended August 31, 2016 and 2015 and $1.0 million for fiscal year 2014.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional quantitative tests is unnecessary. Otherwise, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No impairments to its goodwill were identified by the Company during fiscal years 2016, 2015 and 2014.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2016, 2015 and 2014.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2016, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the fiscal years ended August 31, 2016, 2015 and 2014, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2016 and 2015.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party warehouses are capitalized in the cost of inventory and subsequently included in cost of sales when recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $16.1 million, $15.8 million and $16.2 million for fiscal years 2016, 2015 and 2014, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $22.3 million, $22.9 million and $23.9 million for fiscal years 2016, 2015 and 2014, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $7.7 million, $9.0 million and $6.9 million in fiscal years 2016, 2015 and 2014, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $2.4 million of net gains in foreign currency transactions in fiscal year 2016 and $1.7 million and $0.4 million of net losses in fiscal years 2015 and 2014, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2016, the Company had a notional amount of $5.3 million outstanding in foreign currency forward contracts, which mature from September 2016 through October 2016.  Unrealized net gains related to foreign currency forward contracts were not significant at August 31, 2016 and 2015.  Realized net gains and losses related to foreign currency forward contracts were not material for each of the twelve month periods ended August 31, 2016 and 2015.

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

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2016, the Company determined that it has a remaining pool of windfall tax benefits.

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

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts based on the classification of the related asset or liability. The Company early adopted this updated guidance in the fourth quarter of fiscal year 2016 on a prospective basis and it only resulted in a change of presentation of the deferred taxes on the consolidated balance sheet as of August 31, 2016. This change was not retrospectively applied to prior period balances.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The amendments address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted and should be applied using a retrospective approach. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating whether it will adopt this updated guidance in fiscal year 2017 or in fiscal year 2018, as required, but it expects that the adoption of this new guidance will have a more than inconsequential impact on the Company’s consolidated financial statements.  For example, if the Company had adopted this updated guidance in fiscal year 2016, its income tax expense for the year would have been reduced by approximately $2.1 million due to the recognition of excess tax benefits in the provision for income taxes rather than through additional paid-in-capital.  The Company also expects to change its policy related to forfeitures upon adoption of this new guidance such that it will recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate.  Although the Company is still assessing the impacts of this change in policy for forfeitures on its consolidated financial statements, it does not expect that the impact will be material.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the impacts of this new guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”.  The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one year deferral for the effective date of this guidance. Early adoption is permitted but only to the original effective date. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. The Company does not intend to adopt this guidance early and it will become effective for the Company on September 1, 2018.  The Company has not yet decided which implementation method it will adopt. Although management has completed its initial evaluation of this new guidance as it pertains to the Company, it is still in the process of determining the impacts that this updated guidance will have on the Company's consolidated financial statements.

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2016	2015
Product held at third-party contract manufacturers	$3,521	$3,224
Raw materials and components	2,996	3,597
Work-in-process	163	141
Finished goods	25,113	25,090
Total	$31,793	$32,052

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2016	2015
Machinery, equipment and vehicles	$14,892	$14,419
Buildings and improvements	4,223	4,258
Computer and office equipment	3,605	3,709
Software	7,392	6,835
Furniture and fixtures	1,286	1,414
Capital in progress	2,200	1,552
Land	254	282
Subtotal	33,852	32,469
Less: accumulated depreciation and amortization	(22,307)	(21,093)
Total	$11,545	$11,376

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$85,581	$8,707	$1,211	$95,499
GT85 acquisition	-	1,231	-	1,231
Translation adjustments	(49)	(271)	(1)	(321)
Balance as of August 31, 2015	85,532	9,667	1,210	96,409
Translation adjustments	(80)	(680)	-	(760)
Balance as of August 31, 2016	$85,452	$8,987	$1,210	$95,649

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

	August 31,	August 31,
	2016	2015
Gross carrying amount	$36,009	$37,805
Accumulated amortization	(16,818)	(14,844)
Net carrying amount	$19,191	$22,961

There has been no impairment charge for the period ended August 31, 2016 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2014	$19,328	$4,343	$-	$23,671
Amortization expense	(2,207)	(832)	-	(3,039)
GT85 customer relationships	-	1,570	-	1,570
GT85 trade name	-	896	-	896
GT85 technology	-	159	-	159
Translation adjustments	-	(296)	-	(296)
Balance as of August 31, 2015	17,121	5,840	-	22,961
Amortization expense	(2,208)	(768)	-	(2,976)
Translation adjustments	-	(794)	-	(794)
Balance as of August 31, 2016	$14,913	$4,278	$-	$19,191

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Fiscal year 2017	$2,422	$452	$34
Fiscal year 2018	2,417	452	33
Fiscal year 2019	2,417	262	-
Fiscal year 2020	2,022	167	-
Fiscal year 2021	1,232	167	-
Thereafter	6,947	167	-
Total	$17,457	$1,667	$67

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2016	2015
Accrued advertising and sales promotion expenses	$9,763	$9,259
Accrued professional services fees	1,262	1,207
Accrued sales taxes and other taxes	954	1,043
Other	3,778	3,691
Total	$15,757	$15,200

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2016	2015
Accrued incentive compensation	$12,203	$5,530
Accrued payroll	3,559	3,644
Accrued profit sharing	2,716	2,508
Accrued payroll taxes	1,744	1,189
Other	644	486
Total	$20,866	$13,357

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). Since June 17, 2011 and through August 31, 2016, this unsecured credit agreement has been amended three times, most recently on November 16, 2015 (the “Third Amendment”). This Third Amendment increased the revolving commitment from an amount not to exceed $150.0 million to an amount not to exceed $175.0 million. The Third Amendment also increased the aggregate amount of the Company’s capital stock that it may repurchase from $125.0 million to $150.0 million during the period from and including the Third Amendment effective date to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020, and includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies.

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

While each of the borrowings under the line of credit have a maturity date within twelve months, the Company has classified the borrowings as long-term liabilities as it has the ability and intent to refinance the draws on the line of credit for a period in excess of one year through successive conversions of the borrowings to new borrowings under the line of credit. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. During the fiscal year ended August 31, 2016, the Company borrowed an additional $14.0 million U.S. dollars under the revolving credit facility. As of August 31, 2016, the Company had no balance under the autoborrow agreement. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of August 31, 2016, the Company had a

$122.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

On September 1, 2016, the Company entered into a fourth amendment (the “Fourth Amendment”) to the existing unsecured credit agreement with Bank of America.   See Note 16 – Subsequent Events for additional information on a fourth amendment to the revolving credit facility.

Note 8. Share Repurchase Plans

On October 14, 2014, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective at the beginning of the third quarter of fiscal year 2015, once the Company’s previous $60.0 million plan was exhausted, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2016. The timing and amount of repurchases were based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2015 through August 31, 2016, the Company repurchased 503,127 shares at a total cost of $47.8 million under this $75.0 million plan.

On June 21, 2016, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on September 1, 2016 and will remain in effect through August 31, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net income	$52,628	$44,807	$43,746
Less: Net income allocated to participating securities	(334)	(271)	(238)
Net income available to common shareholders	$52,294	$44,536	$43,508

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Weighted-average common shares outstanding, basic	14,332	14,582	15,072
Weighted-average dilutive securities	47	67	76
Weighted-average common shares outstanding, diluted	14,379	14,649	15,148

For the fiscal years ended August 31, 2016, 2015 and 2014, weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 4,501, 1,337 and 4,454, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.2 million and $1.1 million for fiscal years 2016 and 2015, respectively. Accounts receivable from Tractor Supply were not material as of August 31, 2016 and 2015.

Note 11.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2016 which provide for the following future fiscal year minimum payments (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Operating leases	$1,996	$1,144	$630	$350	$190	$30

Rent expense was $1.9 million for the fiscal year ended August 31, 2016 and $2.1 million for each of the fiscal years ended August 31, 2015 and 2014.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2016,  no such commitments were outstanding.

Litigation

The Company is party to various claims, legal actions and complaints, including product liability litigation, arising in the ordinary course of business.

On May 31, 2012, a legal action was filed against the Company in a United States District Court, in Texas (IQ Products Company v. WD-40 Company). The complaint alleged that the Company wrongfully terminated a contract manufacturing relationship. Pursuant to a court order, the dispute was submitted to arbitration. On November 19, 2015, a panel of three arbitrators issued their Final Award denying the claims of IQ Products Company (“IQPC”).  The Final Award included an award of attorney’s fees and costs in the amount of $1.5 million in favor of the Company, and such amount was not recorded in the Company’s consolidated financial statements at August 31, 2016. On August 25, 2016, the United States District Court in Texas entered judgment in favor of the Company, confirming the arbitration panel’s Final Award.  On September 6, 2016, IQPC filed a notice of appeal from the judgment to the Fifth Circuit United States Court of Appeals.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2016.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2016.

Note 12. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
United States	$41,128	$38,044	$41,537
Foreign (1)	31,661	25,066	21,422
Income before income taxes	$72,789	$63,110	$62,959

(1)	Included in these amounts are income before income taxes for the EMEA segment of $28.3 million, $21.9 million and $18.4 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Current:
Federal	$13,269	$12,302	$12,663
State	894	966	972
Foreign	7,593	5,886	5,489
Total current	21,756	19,154	19,124

Deferred:
United States	(1,100)	(870)	(11)
Foreign	(495)	19	100
Total deferred	(1,595)	(851)	89
Provision for income taxes	$20,161	$18,303	$19,213

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2016	2015
Deferred tax assets:
Accrued payroll and related expenses	$1,621	$1,680
Accounts receivable	498	532
Reserves and accruals	2,292	2,450
Unrealized exchange loss	992	416
Stock-based compensation expense	2,976	2,610
Uniform capitalization	1,473	1,335
Tax credit carryforwards	2,038	2,040
Other	2,043	1,258
Total gross deferred tax assets	13,933	12,321
Valuation allowance	(2,054)	(2,052)
Total net deferred tax assets	11,879	10,269

Deferred tax liabilities:
Property and equipment, net	(558)	(470)
Amortization of tax goodwill and intangible assets	(26,321)	(26,334)
Investments in partnerships	(744)	(786)
Total deferred tax liabilities	(27,623)	(27,590)
Net deferred tax liabilities	$(15,744)	$(17,321)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and eliminates the current requirement for an entity to separate these liabilities and assets into current and noncurrent amounts based on the classification of the related asset or liability. The Company early adopted this updated guidance in the fourth quarter of fiscal year 2016 on a prospective basis and, as a result, classified all deferred taxes and liabilities as non-current on the consolidated balance sheet as of August 31, 2016. As the Company elected to apply this guidance prospectively, no changes were made to the consolidated balance sheet as of August 31, 2015.

The Company had state net operating loss (“NOL”) carryforwards of $2.4 million and $1.3 million as of August 31, 2016 and 2015, which generated a net deferred tax asset of $0.2 million and $0.1 million for fiscal years 2016 and 2015, respectively.  The state NOL carryforwards, if unused, will expire between fiscal year 2017 and 2036.  The Company also had cumulative tax credit carryforwards of $2.0 million as of both August 31, 2016 and 2015, of which $1.9 million for both periods, is attributable to a U.K. tax credit carryforward, which does not expire. Future utilization of the tax credit carryforwards and certain state NOL carryovers is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with cumulative tax credit carryforwards. In addition, a valuation allowance has been recorded against the deferred tax asset associated with certain state NOL carryfowards in the amount of $0.1 million as of both August 31, 2016 and 2015.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Amount computed at U.S. statutory federal tax rate	$25,476	$22,088	$22,036
State income taxes, net of federal tax benefits	397	578	674
Effect of foreign operations	(4,382)	(3,221)	(2,270)
Benefit from qualified domestic production deduction	(1,190)	(1,131)	(1,048)
Other	(140)	(11)	(179)
Provision for income taxes	$20,161	$18,303	$19,213

Historically, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on the undistributed earnings of its foreign subsidiaries in the U.K., Australia, and China as the Company had considered those earnings indefinitely reinvested outside the United States.  In the fourth quarter of fiscal year 2016, the Company determined that it would undertake, in fiscal year 2017, a one-time repatriation of $8.2 million, which represents all of the historical foreign earnings from its Australia subsidiary and 90% of the historical foreign earnings from its China subsidiary.  Management determined that such a foreign distribution was prudent due to the current favorable tax consequences of such a distribution, stemming principally from the recent significant strengthening of the U.S. dollar against various currencies in which the Company conducts business.  Accordingly, the Company determined that it was no longer indefinitely reinvested with respect to this amount of unremitted earnings and recorded the impact of this decision in the 2016 income tax provision, which resulted in the recognition of an incremental immaterial tax benefit.

As of August 31, 2016, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $113.4 million of the remaining undistributed earnings of certain foreign subsidiaries, mostly attributable to the U.K., since these earnings are considered indefinitely reinvested outside of the United States.  The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $8.8 million as of August 31, 2016. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate foreign earnings in future periods, the Company would be required to provide for the incremental U.S. federal and state income taxes as well as foreign withholding taxes on such amounts in the period in which the decision is made. The Company continues to provide for U.S. income taxes and foreign withholding taxes on the undistributed earnings of its Canada and Malaysia subsidiaries, whose earnings are not considered indefinitely reinvested.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2016	2015
Unrecognized tax benefits - beginning of fiscal year	$1,279	$1,248
Gross increases - current period tax positions	211	222
Expirations of statute of limitations for assessment	(251)	(63)
Settlements	-	(128)
Unrecognized tax benefits - end of fiscal year	$1,239	$1,279

There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2016 and 2015. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2016 and 2015.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2013 are not subject to examination by the U.S. Internal Revenue Service. The Company was recently notified by the U.S. Internal Revenue Service of its plans to perform an income tax audit for the tax period ended August 31, 2014. The Company is also currently under audit in various state and local jurisdictions for fiscal years 2013 through 2015. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2012 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 13. Stock-based Compensation

As of August 31, 2016, the Company had one stock incentive plan, the WD-40 Company 2007 Stock Incentive Plan (“2007 Plan”), which permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2016, the Company had granted awards of restricted stock units (“RSUs”), performance share units (“PSUs”), market share units (“MSUs”) and deferred performance units (“DPUs”) under the 2007 Plan. Additionally, as of August 31, 2016, there were still outstanding stock options which had been granted under the Company’s prior stock option plan. Fiscal year 2012 was the last fiscal period in which the Company granted PSUs and no PSUs remained outstanding as of the prior fiscal year ended August 31, 2015.  The 2007 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2007 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2007 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2007 Plan is 2,957,830. As of August 31, 2016,  1,696,909 shares of common stock remained available for future issuance pursuant to grants of awards under the 2007 Plan. The shares of common stock to be issued pursuant to awards under the 2007 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under the 2007 Plan.

Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the vested RSUs upon termination of each director’s service as a director of the Company. Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Vesting of the RSUs granted to certain high level employees is over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs at the time of vest. The director RSU holders and the executive officer March 2008 grant date RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

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

Vesting of the DPUs granted to certain high level employees follows a performance measurement period of one fiscal year that is the same fiscal year in which the DPU awards are granted (the “Measurement Year”). A number of DPUs equal to the applicable percentage of the maximum number of DPUs awarded will be confirmed as vested following the conclusion of the applicable DPU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such awards (the “Vested DPUs”). The recipient must remain employed with the Company for vesting purposes until August 31 of the Measurement Year. For recipients who are residents of the United States, the Vested DPUs must be held until termination of employment, with shares to be issued pursuant to the Vested DPUs six months following the day after each such recipient’s termination of employment with the Company. For recipients who are not residents of the United States, the Committee has discretion to either defer settlement of each such recipient’s Vested DPUs by issuance of shares following termination of employment or settle each Vested DPU in cash by payment of an amount equal to the closing price of one share of the Company’s common stock as of the date of the Committee’s certification of the relative achievement of the applicable performance measure for the DPU awards. Until issuance of shares in settlement of the Vested DPUs, the holders of each Vested DPU that is not settled in cash are entitled to receive dividend equivalents with respect to their Vested DPUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $3.7 million, $2.8 million and $2.3 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.2 million, $0.9 million and $0.8 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively. As of August 31, 2016, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.3 million and $1.7 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.8 and 1.9 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2016.

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

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2015	62,620	$34.97
Granted	-	$-
Exercised	(34,800)	$34.48
Forfeited or expired	-	$-
Outstanding at August 31, 2016	27,820	$35.59	1.0	$2,302
Exercisable at August 31, 2016	27,820	$35.59	1.0	$2,302

The total intrinsic value of stock options exercised was $2.5 million, $3.3 million and $1.4 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

The income tax benefits from stock options exercised totaled $0.7 million, $1.1 million and $0.4 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2015	136,895	$47.19
Granted	23,201	$95.89
Converted to common shares	(27,595)	$50.24
Forfeited	(2,466)	$69.99
Outstanding at August 31, 2016	130,035	$54.80	$15,390
Vested at August 31, 2016	99,228	$47.47	$11,744

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2016, 2015 and 2014 was $95.89, $69.35 and $66.82, respectively. The total intrinsic value of all RSUs converted to common shares was $2.8 million, $1.8 million and $2.7 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

The income tax benefits from RSUs converted to common shares totaled $1.0 million, $0.6 million and $0.9  million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

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

	Fiscal Year Ended August 31,
	2016	2015	2014
Expected volatility	22.2%	22.0%	25.2%
Risk-free interest rate	0.9%	0.8%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.89-year period for MSUs granted during the fiscal year ended August 31, 2016 and over the most recent 2.88-year periods for MSUs granted during each of the fiscal years ended August 31, 2015 and 2014, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2015	57,604	$57.37
Granted	15,590	$120.99
Performance factor adjustments	17,098	$39.26
Converted to common shares	(40,077)	$38.17
Forfeited	(4,515)	$70.58
Outstanding at August 31, 2016	45,700	$87.82	$5,409

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2016, 2015 and 2014 was $120.99, $71.66 and $69.58 respectively. The total intrinsic value of all MSUs converted to common shares was $3.7 million for the fiscal year ended August 31, 2016. No MSUs were converted to common shares during the fiscal years ended August 31, 2015 or 2014.

The income tax benefits from MSUs converted to common shares totaled $1.2 million for the fiscal year ended August 31, 2016.

Deferred Performance Units

In November 2014, the Company began granting DPU awards to certain high level employees. The DPUs provide for performance-based vesting over a performance measurement period of the fiscal year in which the DPU awards are granted. The performance vesting provisions of the DPUs are based on relative achievement within an established performance measure range of the Company’s reported earnings before interest, income taxes, depreciation and amortization computed on a consolidated basis before deduction of the stock-based compensation expense for the Vested DPUs (“Adjusted Global EBITDA”) for the Measurement Year. The ultimate number of DPUs that vest may range from 0% to 100% of the original maximum number of DPUs awarded depending on the relative achievement of the Adjusted Global EBITDA performance measure at the end of the Measurement Year.

The estimated fair value of each of the Company’s DPU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the DPUs, which are not entitled to receive dividend equivalents with respect to the unvested DPUs.

A summary of the Company’s deferred performance unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Deferred Performance Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2015	30,798	$75.14
Granted	27,809	$94.54
Performance factor adjustments	(30,798)	$75.14
Converted to common shares	-	$-
Forfeited	(1,486)	$94.54
Outstanding at August 31, 2016	26,323	$94.54	$3,115
Vested at August 31, 2016	5,081	$94.54	$601

The weighted-average grant date fair value of all DPUs granted during the fiscal years ended August 31, 2016 and 2015 was $94.54 and $75.14, respectively.  No DPUs were granted during the fiscal year ended August 31, 2014. No DPUs were converted to common shares during the fiscal years ended August 31, 2016 or 2015.

Note 14. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.2 million, $3.1 million and $2.6 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.5 million for each of the fiscal years ended August 31, 2016 and 2015 and $1.4 million for the fiscal year ended August 31, 2014.

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

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2016
Net sales	$191,397	$135,235	$54,038	$-	$380,670
Income from operations	$48,404	$31,702	$15,162	$(23,920)	$71,348
Depreciation and
amortization expense	$4,071	$2,084	$280	$30	$6,465
Interest income	$5	$485	$193	$-	$683
Interest expense	$1,689	$-	$14	$-	$1,703

Fiscal Year Ended August 31, 2015
Net sales	$187,344	$136,847	$53,959	$-	$378,150
Income from operations	$46,674	$30,173	$12,602	$(24,059)	$65,390
Depreciation and
amortization expense	$4,078	$2,102	$253	$31	$6,464
Interest income	$9	$417	$158	$-	$584
Interest expense	$1,197	$-	$8	$-	$1,205

Fiscal Year Ended August 31, 2014
Net sales	$180,806	$151,368	$50,823	$-	$382,997
Income from operations	$41,356	$34,003	$10,364	$(21,986)	$63,737
Depreciation and
amortization expense	$4,229	$1,363	$244	$24	$5,860
Interest income	$7	$417	$172	$-	$596
Interest expense	$994	$-	$8	$-	$1,002

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Maintenance products	$339,974	$333,306	$337,825
Homecare and cleaning products	40,696	44,844	45,172
Total	$380,670	$378,150	$382,997

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net Sales by Geography:
United States	$158,139	$153,116	$147,033
International	222,531	225,034	235,964
Total	$380,670	$378,150	$382,997

Long-lived Assets by Geography (2) :
United States	$6,419	$5,955	$4,470
International	5,126	5,421	5,232
Total	$11,545	$11,376	$9,702

 (2) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 16.  Subsequent Events

On October 11, 2016, the Company’s Board of Directors declared a cash dividend of $0.42 per share payable on October 31, 2016 to shareholders of record on October 21, 2016.

On September 1, 2016, the Company entered into a fourth amendment (the “Fourth Amendment”) to its existing unsecured credit agreement dated June 17, 2011 with Bank of America. The Fourth Amendment amended the credit agreement in contemplation of the previously announced purchase of the Company’s new headquarters office and land located at 9715 Business Park Avenue, San Diego, California (the “Property”). The Fourth Amendment permits the Company to spend an aggregate amount not to exceed $18.0 million for the acquisition and improvement costs for the Property and also includes changes to the agreement that will allow, as a permitted lien, any agreement with Bank of America for secured debt. See Note 7 – Debt for additional information on the Company’s existing unsecured credit agreement and related financial covenants.

On September 13, 2016, the Company closed escrow and completed the acquisition of the Property, which consists of 2.23 acres of land and a building comprising of approximately 41,500 square feet of office space. The Property was acquired for an aggregate purchase price of $10.7 million and the Company expects to incur approximately $4.5 million in capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. The Company intends to use the Property for its headquarters office, replacing its current Company-owned headquarters located at 1061 Cudahy Place, San Diego, California which houses both corporate employees and employees in the Company’s Americas segment. The Company utilized its existing unsecured $175.0 million revolving credit facility with Bank of America in order to fund the purchase of the Property.