Form 10-Q
period 2016-11-30
WD 40 CO
filed 2017-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2017 was 14,115,152.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2016

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$33,482	$50,891
Short-term investments	67,339	57,633
Trade accounts receivable, less allowance for doubtful
accounts of $242 and $394 at November 30, 2016
and August 31, 2016, respectively	55,851	64,680
Inventories	34,206	31,793
Other current assets	3,641	4,475
Total current assets	194,519	209,472
Property and equipment, net	22,016	11,545
Goodwill	95,432	95,649
Other intangible assets, net	18,263	19,191
Deferred tax assets, net	608	621
Other assets	2,817	3,190
Total assets	$333,655	$339,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,131	$18,690
Accrued liabilities	15,889	15,757
Accrued payroll and related expenses	13,363	20,866
Revolving credit facility, current	12,354	-
Income taxes payable	4,295	3,381
Total current liabilities	64,032	58,694
Revolving credit facility	122,000	122,000
Deferred tax liabilities, net	16,521	16,365
Other long-term liabilities	2,655	2,214
Total liabilities	205,208	199,273

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,653,335 and 19,621,820 shares issued at November 30, 2016 and
August 31, 2016, respectively; and 14,127,152 and 14,208,338 shares
outstanding at November 30, 2016 and August 31, 2016, respectively	20	20
Additional paid-in capital	146,498	145,936
Retained earnings	295,402	289,642
Accumulated other comprehensive income (loss)	(33,412)	(27,298)
Common stock held in treasury, at cost ― 5,526,183 and 5,413,482
shares at November 30, 2016 and August 31, 2016, respectively	(280,061)	(267,905)
Total shareholders' equity	128,447	140,395
Total liabilities and shareholders' equity	$333,655	$339,668

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2016	2015

Net sales	$89,248	$92,522
Cost of products sold	38,208	41,114
Gross profit	51,040	51,408

Operating expenses:
Selling, general and administrative	28,991	27,848
Advertising and sales promotion	4,812	5,660
Amortization of definite-lived intangible assets	721	755
Total operating expenses	34,524	34,263

Income from operations	16,516	17,145

Other income (expense):
Interest income	147	148
Interest expense	(531)	(372)
Other income (expense), net	264	(51)
Income before income taxes	16,396	16,870
Provision for income taxes	4,638	4,808
Net income	$11,758	$12,062

Earnings per common share:
Basic	$0.82	$0.83
Diluted	$0.82	$0.83

Shares used in per share calculations:
Basic	14,180	14,404
Diluted	14,221	14,461
Dividends declared per common share	$0.42	$0.38

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2016	2015

Net income	$11,758	$12,062
Other comprehensive loss:
Foreign currency translation adjustment	(6,114)	(2,663)
Total comprehensive income	$5,644	$9,399

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	31,515		(1,495)					(1,495)
Stock-based compensation			1,622					1,622
Tax benefits from settlements of
stock-based equity awards			435					435
Cash dividends ($0.42 per share)				(5,998)				(5,998)
Acquisition of treasury stock						112,701	(12,156)	(12,156)
Foreign currency translation adjustment					(6,114)			(6,114)
Net income				11,758				11,758
Balance at November 30, 2016	19,653,335	$20	$146,498	$295,402	$(33,412)	5,526,183	$(280,061)	$128,447

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2016	2015
Operating activities:
Net income	$11,758	$12,062
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,620	1,661
Net gains on sales and disposals of property and equipment	(54)	(3)
Deferred income taxes	(405)	3
Excess tax benefits from settlements of stock-based equity awards	(435)	(1,390)
Stock-based compensation	1,622	633
Unrealized foreign currency exchange losses, net	1,075	360
Provision for bad debts	(120)	78
Changes in assets and liabilities:
Trade and other accounts receivable	6,357	430
Inventories	(2,876)	(3,730)
Other assets	1,070	1,688
Accounts payable and accrued liabilities	203	3,617
Accrued payroll and related expenses	(8,886)	(3,187)
Income taxes payable	2,619	2,403
Other long-term liabilities	(45)	20
Net cash provided by operating activities	13,503	14,645

Investing activities:
Purchases of property and equipment	(11,603)	(448)
Proceeds from sales of property and equipment	162	-
Purchases of short-term investments	(16,997)	(2,933)
Maturities of short-term investments	4,548	2,846
Net cash used in investing activities	(23,890)	(535)

Financing activities:
Treasury stock purchases	(12,156)	(8,075)
Dividends paid	(5,998)	(5,500)
Proceeds from issuance of common stock	197	421
Excess tax benefits from settlements of stock-based equity awards	435	1,390
Net proceeds from revolving credit facility	12,354	10,000
Net cash used in financing activities	(5,168)	(1,764)
Effect of exchange rate changes on cash and cash equivalents	(1,854)	(1,171)
Net (decrease) increase in cash and cash equivalents	(17,409)	11,175
Cash and cash equivalents at beginning of period	50,891	53,896
Cash and cash equivalents at end of period	$33,482	$65,071

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2016 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24,  2016.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2016, the Company had a notional amount of $14.2 million outstanding in foreign currency forward contracts, which mature in January 2017. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2016 and August 31, 2016. Realized net losses related to foreign currency forward contracts were $0.4 million for three months  ended November 30, 2016 and the net realized gains and losses were not material for the three months ended November 30, 2015.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2016, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the three months ended November 30, 2016, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in the first interim period of an entity's annual financial statements. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect that it will adopt this updated guidance early, but it expects that the adoption of this new guidance will have a more than inconsequential impact on the Company’s consolidated financial statements.  For example, if the Company had adopted this updated guidance in fiscal year 2016, its income tax expense for the year would have been reduced by approximately $2.1 million due to the recognition of excess tax benefits in the provision for income taxes rather than through additional paid-in-capital.  The Company also expects to change its policy related to forfeitures upon adoption of this new guidance such that it will recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate.  Although the Company is still assessing the impacts of this change in policy for forfeitures on its consolidated financial statements, it does not expect that the impact will be material.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This updated guidance requires management to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern within one year of the date that the financial statements are issued and provide related disclosures if necessary. This guidance is effective for the first annual fiscal period ending after December 15, 2016, and for all interim and annual periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Product held at third-party contract manufacturers	$3,444	$3,521
Raw materials and components	3,215	2,996
Work-in-process	357	163
Finished goods	27,190	25,113
Total	$34,206	$31,793

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Machinery, equipment and vehicles	$15,336	$14,892
Buildings and improvements	4,128	4,223
Computer and office equipment	3,720	3,605
Software	7,704	7,392
Furniture and fixtures	1,232	1,286
Capital in progress	12,385	2,200
Land	247	254
Subtotal	44,752	33,852
Less: accumulated depreciation and amortization	(22,736)	(22,307)
Total	$22,016	$11,545

At November 30, 2016, capital in progress on the balance sheet included $10.8 million associated with the purchase of the Company’s new headquarters office in San Diego in the first quarter of fiscal year 2017. For further information on the Company’s new headquarters office, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$85,452	$8,987	$1,210	$95,649
Translation adjustments	(24)	(193)	-	(217)
Balance as of November 30, 2016	$85,428	$8,794	$1,210	$95,432

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

	November 30,	August 31,
	2016	2016
Gross carrying amount	$35,543	$36,009
Accumulated amortization	(17,280)	(16,818)
Net carrying amount	$18,263	$19,191

There has been no impairment charge for the three months ended November 30, 2016 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2016 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$14,913	$4,278	$-	$19,191
Amortization expense	(552)	(169)	-	(721)
Translation adjustments	-	(207)	-	(207)
Balance as of November 30, 2016	$14,361	$3,902	$-	$18,263

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2017	$1,810	$322	$24
Fiscal year 2018	2,406	429	32
Fiscal year 2019	2,406	249	-
Fiscal year 2020	2,012	159	-
Fiscal year 2021	1,222	159	-
Thereafter	6,874	159	-
Total	$16,730	$1,477	$56

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Accrued advertising and sales promotion expenses	$8,916	$9,763
Accrued professional services fees	1,090	1,262
Accrued sales taxes and other taxes	1,047	954
Other	4,836	3,778
Total	$15,889	$15,757

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2016	2016
Accrued incentive compensation	$2,171	$12,203
Accrued payroll	3,980	3,559
Accrued profit sharing	3,407	2,716
Accrued payroll taxes	3,052	1,744
Other	753	644
Total	$13,363	$20,866

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended four times, most recently on September 1, 2016, (the “Fourth Amendment”). This Fourth Amendment amended the credit agreement in connection with the purchase of the Company’s new headquarters office and land located at 9715 Businesspark Avenue, San Diego, California (the “Property”). The Fourth Amendment permits the Company to spend an aggregate amount not to exceed $18.0 million for the acquisition and improvement costs for the Property and also includes changes to the agreement that will allow, as a permitted lien, any agreement with Bank of America for secured debt.

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020, and includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. In addition, per the terms of the amended agreement, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. In the second quarter of fiscal year 2016, the Company entered into an autoborrow agreement with Bank of America and this agreement has been in effect since that time.

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

The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit.  In conjunction with the purchase of the new headquarters office in September 2016, the Company borrowed $10.0 million on the line of credit which it intends to repay in less than twelve months. In addition, the Company had $2.4 million in net borrowings outstanding under the autoborrow agreement at November 30, 2016. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. As a result, the Company has classified $12.4 million borrowed under the revolving credit facility during the three months ended November 30, 2016 as short-term on its consolidated balance sheets.

Based on management’s ability and intent to refinance the remainder of the Company’s short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified the remaining $122.0 million outstanding under the revolving credit facility as a long-term liability at November 30, 2016.  The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of November 30, 2016, the Company had a $134.4 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November  30, 2016, the Company repurchased 112,701 shares at a total cost of $12.2 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2016	2015
Net income	$11,758	$12,062
Less: Net income allocated to
participating securities	(77)	(75)
Net income available to common shareholders	$11,681	$11,987

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2016	2015
Weighted-average common
shares outstanding, basic	14,180	14,404
Weighted-average dilutive securities	41	57
Weighted-average common
shares outstanding, diluted	14,221	14,461

For the three months ended November 30, 2016, there were no anti-dilutive stock-based equity awards outstanding. For the three months ended November 30, 2015,  weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,030 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million for the each of the three months ended November 30, 2016 and 2015, respectively.  Accounts receivable from Tractor Supply were not material as of November 30, 2016.

Note 11.  Commitments and Contingencies

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products.  The contract manufacturers maintain title to and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms.  Although the Company typically does not have definitive minimum purchase obligations included in the contract terms with its contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two to five months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2016,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.  As of November 30, 2016, there is no current proceeding or litigation involving the Company that management believes could have a material adverse impact on its business, financial condition and results of operations. For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2016.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2016.

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

The provision for income taxes was 28.3% and 28.5% of income before income taxes for the three months ended November 30, 2016 and 2015, respectively. The slight decrease in the effective income tax rate from period to period was primarily driven by a favorable mix of taxable earnings from foreign operations which are taxed at lower rates.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2014 are not subject to examination by the U.S. Internal Revenue Service. The Company was recently notified by the U.S. Internal Revenue Service of its plans to perform an income tax audit for the tax period ended August 31, 2015. The Company is also currently under audit in various state and local jurisdictions for fiscal years 2013 through 2015. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2013 are no longer subject to examination. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2016:
Net sales	$42,840	$30,257	$16,151	$-	$89,248
Income from operations	$10,749	$7,178	$4,986	$(6,397)	$16,516
Depreciation and
amortization expense	$1,049	$501	$62	$8	$1,620
Interest income	$2	$80	$65	$-	$147
Interest expense	$527	$-	$4	$-	$531

November 30, 2015:
Net sales	$44,412	$32,086	$16,024	$-	$92,522
Income from operations	$10,860	$6,715	$5,123	$(5,553)	$17,145
Depreciation and
amortization expense	$1,080	$510	$64	$7	$1,661
Interest income	$2	$103	$43	$-	$148
Interest expense	$369	$-	$3	$-	$372

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

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2016	2015
Maintenance products	$79,159	$82,241
Homecare and cleaning products	10,089	10,281
Total	$89,248	$92,522

Note 14. Subsequent Events

On December 13, 2016, the Company’s Board of Directors approved a 17% increase in the regular quarterly cash dividend, increasing it from $0.42 per share to $0.49 per share. The $0.49 per share dividend declared on December 13, 2016 is payable on January 31, 2017 to shareholders of record on January 20, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on October 24, 2016.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2016:

•

Consolidated net sales decreased $3.3 million for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $5.9 million on consolidated net sales for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $2.6 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 34% of our consolidated sales for the three months ended November 30, 2016.

•

Consolidated net sales for the WD-40 Specialist product line were $5.8 million which is a 36% increase for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 57.2% for the three months ended November 30, 2016 compared to 55.6% for the corresponding period of the prior fiscal year.

•

Consolidated net income decreased $0.3 million, or 3%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.1 million on consolidated net income for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $0.8 million.

•	Diluted earnings per common share for the three months ended November 30, 2016 were $0.82 versus $0.83 in the prior fiscal year period.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016.  During the period from September 1, 2016 through November 30, 2016, the Company repurchased 112,701 shares at an average price of $107.84 per share, for a total cost of $12.2 million.

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

Results of Operations

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Net sales:
Maintenance products	$79,159	$82,241	$(3,082)	(4)%
Homecare and cleaning products	10,089	10,281	(192)	(2)%
Total net sales	89,248	92,522	(3,274)	(4)%
Cost of products sold	38,208	41,114	(2,906)	(7)%
Gross profit	51,040	51,408	(368)	(1)%
Operating expenses	34,524	34,263	261	1%
Income from operations	$16,516	$17,145	$(629)	(4)%
Net income	$11,758	$12,062	$(304)	(3)%
Earnings per common share - diluted	$0.82	$0.83	$(0.01)	(1)%
Shares used in per share calculations - diluted	14,221	14,461	(240)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$42,840	$44,412	$(1,572)	(4)%
EMEA	30,257	32,086	(1,829)	(6)%
Asia-Pacific	16,151	16,024	127	1%
Total	$89,248	$92,522	$(3,274)	(4)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$35,875	$37,063	$(1,188)	(3)%
Homecare and cleaning products	6,965	7,349	(384)	(5)%
Total	$42,840	$44,412	$(1,572)	(4)%
% of consolidated net sales	48%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $42.8 million, down $1.6 million, or 4%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $1.2 million, or 3%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of maintenance products in Latin America and the U.S., which decreased 6% and 3%, respectively, primarily due to a lower level of promotional activities in these regions and the timing of customer orders for the WD-40 multi-use product from period to period. Sales of maintenance products in Latin America were also lower in the first quarter of the current fiscal year due to the uncertain business climate which currently exists in Mexico. In addition, sales of maintenance products in the U.S. in the first quarter of last fiscal year were higher than normal due to the initial launch of the WD-40 EZ Reach Flexible Straw product. The decreased sales in these regions were partially offset by higher sales of the WD-40 Specialist product line in the Americas segment, which were up $0.7 million, or 27%, from period to period due to new distribution, particularly of certain new products within this product line during the three months ended November 30, 2016.

Sales of homecare and cleaning products in the Americas decreased $0.4 million, or 5%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Carpet Fresh products and Spot Shot carpet stain remover, most of which is related to the U.S., of 12% and 6%, respectively. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels. At November 30, 2016, the carrying value of definite-lived intangible assets associated with the Company’s trade names for the homecare and cleaning products was $16.2 million, of which $9.1 million and $1.2 million were associated with the Spot Shot and Carpet Fresh trade names, respectively.

For the Americas segment,  81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for both the three months ended November 30, 2016 and 2015.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$28,938	$30,742	$(1,804)	(6)%
Homecare and cleaning products	1,319	1,344	(25)	(2)%
Total (1)	$30,257	$32,086	$(1,829)	(6)%
% of consolidated net sales	34%	35%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $30.3 million, down $1.8 million, or 6%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period.  Sales for the three months ended November 30, 2016 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $36.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.2 million, or 13%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $0.6 million, or 3%, for the three months November 30, 2016 compared to the corresponding period of the prior fiscal year. We experienced sales increases throughout most of the EMEA direct markets for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year, with percentage increases in sales as follows: Italy, 18%; Iberia, 15%; France, 9%; and the Germanics region, 5%. Although sales in these Euro-based direct markets benefited from the strengthening of the Euro against the Pound Sterling, the functional currency of our U.K. subsidiary, they were almost equally impacted in the opposite direction as a result of the weakening of the Pound Sterling against the U.S. Dollar from period to period. The increased sales in these regions were partially offset by a sales decrease of 11% in the U.K. which was completely due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. In Pound Sterling, sales in the U.K. market increased 7% due to higher sales levels for the WD-40 multi-use product and the 1001 brand products.  Also contributing to the overall sales increase in the direct markets were increased sales of the WD-40 Specialist product line of $0.4 million, or 38%, from period to period due to expanded distribution. Sales from direct markets accounted for 66% of the EMEA segment’s sales for the three months ended November 30, 2016 compared to 61% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $2.4 million, or 19%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year primarily due to a decrease of 36% in sales in Russia as a result of the timing of customer orders for the WD-40 multi-use product from period to period.  The distributor markets accounted for 34% of the EMEA segment’s total sales for the three months ended November 30, 2016, compared to 39% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$14,347	$14,436	$(89)	(1)%
Homecare and cleaning products	1,804	1,588	216	14%
Total	$16,151	$16,024	$127	1%
% of consolidated net sales	18%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $16.1 million, up  $0.1 million, or 1%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 73% of the total sales in the Asia-Pacific segment, decreased $0.5 million, or 4%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $0.7 million, or 8%,  primarily attributable to a lower level of promotional activities and the timing of customer orders for the WD-40 multi-use product in the Asian distributor markets, particularly those in Indonesia, South Korea, Malaysia and the Philippines, from period to period. Sales were also lower in the Asian distributor markets in the first quarter of fiscal year 2017 due to certain customers buying product in advance of a price increase that took place at the end of the first quarter of fiscal year 2016. Sales in China increased $0.2 million, or 8%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on sales in China.  On a constant currency basis, sales would have increased 14% from period to period primarily due to new distribution and increased promotional activities from period to period.

Sales in Australia increased $0.6 million, or 16%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had a favorable impact on sales in Australia.  On a constant currency basis, sales would have increased 8% from period to period primarily due to increased distribution and higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit decreased to $51.0 million for the three months ended November 30, 2016 compared to $51.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 57.2% for the three months ended November 30, 2016 compared to 55.6% for the corresponding period of the prior fiscal year.

Although the net changes in the costs of petroleum-based specialty chemicals and aerosol cans did not have an impact on the overall gross margin, we experienced positive net impacts on gross margin from these costs in our Americas and Asia Pacific segments, which were fully offset by unfavorable net impacts in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. The combined effects of favorable sales mix changes and other miscellaneous costs positively impacted gross margin by 0.5 percentage points primarily due to a favorable shift in product mix as a result of a higher portion of sales in the EMEA segment being made of higher margin maintenance products from period to period. In addition, changes in foreign currency exchange rates positively impacted gross margin by 1.6 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. Gross margin was also positively impacted by 0.1 percentage points from period to period primarily due to sales price increases implemented in the EMEA segment over the last twelve months.

These favorable impacts to gross margin were partially offset by 0.3 percentage points due to higher warehousing and in-bound freight costs, particularly in the Americas segment from period to period. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.3 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.8 million for each of the three months ended November 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2016 increased $1.2 million, or 4%, to $29.0 million from $27.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 32.5% for the three months ended November 30, 2016 from 30.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, higher costs associated with new product development and increased freight costs. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.4 million. This increase was primarily due to higher stock-based compensation expense as a result of the acceleration of expense for certain equity awards granted during the first quarter of fiscal year 2017 under updated equity award agreements that include expanded accelerated vesting provisions in the event of retirement of the award recipients. These increases were partially offset by lower earned incentive compensation from period to period. Travel and meeting expenses increased $0.5 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. The $0.4 million increase in new product development expenses was primarily due to an increased level of spending from period to period related to the continued development of our products within the WD-40 brand, particularly in the Americas segment. Freight costs associated with shipping products to our customers increased $0.3 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model for the do-it-yourself (DIY) channel that we made in the Germanics region which has resulted in us selling to various retail customers directly rather than through a large wholesale customer. Other miscellaneous expenses, which primarily include general office overhead, sales commissions and depreciation expense, increased by $0.3 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $1.7 million on SG&A expenses for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.1 million and $1.8 million for the three months ended November 30, 2016 and 2015, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2016 decreased $0.9 million, or 15%, to $4.8 million from $5.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.4% for the three months ended November 30, 2016 from 6.1% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.4 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2016 would have decreased by $0.5 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2017 is expected to be near 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2016 were $4.0 million compared to $3.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $8.8 million and $9.4 million for the three months ended November 30, 2016 and 2015, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $0.7 million and $0.8 million for the three months ended November 30, 2016 and 2015, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2016	2015	Dollars	Percent
Americas	$10,749	$10,860	$(111)	(1)%
EMEA	7,178	6,715	463	7%
Asia-Pacific	4,986	5,123	(137)	(3)%
Unallocated corporate (1)	(6,397)	(5,553)	(844)	15%
	$16,516	$17,145	$(629)	(4)%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas decreased to $10.7 million, down $0.1 million, or 1%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a $1.6 decrease in sales, which was partially offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 55.3% to 55.8% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, which were mostly offset by higher warehousing and in-bound freight costs as well as unfavorable sales mix changes from period to period. The lower sales were accompanied by a $0.6 million decrease in total operating expenses period over period, most of which related to lower advertising and sales promotion expenses. Operating income as a percentage of net sales increased from 24.5% to 25.1% period over period.

EMEA

Income from operations for the EMEA segment increased to $7.2 million, up $0.5 million, or 7%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin and lower operating expenses, both of which were almost completely offset by a $1.8 million decrease in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 57.0% to 60.4% period over period primarily due to favorable sales mix changes and fluctuations in foreign currency exchange rates.  These favorable impacts were partially offset by the combined negative impacts of costs of petroleum-based specialty chemicals and aerosol cans in our EMEA segment. Operating expenses decreased $0.5 million period over period, most of which related to lower earned incentive compensation expenses.  Operating income as a percentage of net sales increased from 20.9% to 23.7% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $5.0 million, down $0.1 million, or 3%, for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year, primarily due to a $0.4 million increase in total operating expenses, which was almost completely offset by a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 53.4% to 54.8% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans and favorable sales mix changes, both of which were slightly offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating income as a percentage of net sales decreased from 32.0% to 30.9% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2016	2015	Change
Interest income	$147	$148	$(1)
Interest expense	$531	$372	$159
Other income (expense), net	$264	$(51)	$315
Provision for income taxes	$4,638	$4,808	$(170)

Interest Income

Interest income remained constant for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $0.3 million for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the three months ended November 30, 2016 compared to net foreign currency exchange losses which were recorded in the prior fiscal quarter as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 28.3% and 28.5% of income before income taxes for the three months ended November 30, 2016 and 2015, respectively. The slight decrease in the effective income tax rate from period to period was primarily driven by a favorable mix of taxable earnings from foreign operations which are taxed at lower rates.

Net Income

Net income was $11.8 million, or $0.82 per common share on a fully diluted basis for the three months ended November 30, 2016 compared to $12.1 million, or $0.83 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.1 million on net income for the three months ended November 30, 2016 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.8 million from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be above 55% of net sales, our cost of doing business to be at or below 30% of net sales, and our EBITDA to be above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time as our revenues increase.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2016	2015
Gross margin - GAAP	57%	56%
Cost of doing business as a percentage of net sales - non-GAAP	37%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2016	2015
Total operating expenses - GAAP	$34,524	$34,263
Amortization of definite-lived intangible assets	(721)	(755)
Depreciation (in operating departments)	(679)	(687)
Cost of doing business	$33,124	$32,821
Net sales	$89,248	$92,522
Cost of doing business as a percentage of net sales - non-GAAP	37%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2016	2015
Net income - GAAP	$11,758	$12,062
Provision for income taxes	4,638	4,808
Interest income	(147)	(148)
Interest expense	531	372
Amortization of definite-lived intangible assets	721	755
Depreciation	899	906
EBITDA	$18,400	$18,755
Net sales	$89,248	$92,522
EBITDA as a percentage of net sales - non-GAAP	21%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $13.5 million for the three months ended November 30, 2016 compared to $14.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. The Company also utilized this revolving credit facility in September 2016 to fund the purchase of its new headquarters office, which will house both corporate employees and employees in the Company’s Americas segment. During three months ended November 30, 2016, we had net new borrowings of $12.4 million U.S. dollars under the revolving credit facility. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of November 30, 2016, we had a $134.4 million outstanding balance on the revolving credit facility, of which $122.0 million was classified as long-term and $12.4 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2016, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At November 30, 2016, we had a total of $100.8 million in cash and cash equivalents and short-term investments. Of this balance, $96.8 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate additional foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at November 30, 2016, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2016	2015	Change
Net cash provided by operating activities	$13,503	$14,645	$(1,142)
Net cash used in investing activities	(23,890)	(535)	(23,355)
Net cash used in financing activities	(5,168)	(1,764)	(3,404)
Effect of exchange rate changes on cash and cash equivalents	(1,854)	(1,171)	(683)
Net (decrease) increase in cash and cash equivalents	$(17,409)	$11,175	$(28,584)

Operating Activities

Net cash provided by operating activities decreased $1.1 million to $13.5 million for the three months ended November 30, 2016 from $14.6 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2016 was net income of $11.8 million,  which decreased $0.3 million from period to period. The changes in our working capital from period to period were primarily attributable to an overall decrease in accrued payroll and related expenses due to higher earned incentive payouts in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year as well as lower earned incentive accruals from period to period. This change in working capital was mostly offset by an overall decrease in the trade accounts receivable balance due to decreased sales volumes in the first quarter of fiscal year 2017 as compared to the same quarter in the prior fiscal year and the timing of payments received from our customers from period to period.

Investing Activities

Net cash used in investing activities increased $23.4 million to $23.9 million for the three months ended November 30, 2016 from $0.5 million for the corresponding period of the prior fiscal year. This increase was primarily due to an increase of $10.8 million in cash outflow related to the purchase of the Company’s new headquarters office during the first quarter of fiscal year 2017. The Company expects to incur additional capital costs related to the buildout of the acquired building between November 30, 2016 and the transition to the new headquarters office, which is expected to occur in late fiscal year 2017. Also contributing to the total cash outflows were a $12.4 million net increase in purchases of short-term investments that were made primarily by our U.K. subsidiary from period to period.

Financing Activities

Net cash used in financing activities increased $3.4 million to $5.2 million for the three months ended November 30, 2016 from $1.8 million for the corresponding period of the prior fiscal year primarily due to an increase in cash outflows of $4.1 million for treasury stock purchases and $0.5 million for dividends paid. In addition, there was a $2.4 million increase in cash inflows from our revolving credit facility from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.9 million and $1.2 million for each of the three months ended November 30, 2016 and 2015.  The change of $0.7 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Commercial Commitments

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products.  The contract manufacturers maintain title to and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we typically do not have definitive minimum purchase obligations included in the contract terms with our contract manufacturers, when such obligations have been included, they have been immaterial. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2016, no such commitments were outstanding.

Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November 30, 2016, the Company repurchased 112,701 shares at a total cost of $12.2 million under this $75.0 million plan.

Dividends

On December 13, 2016, the Company’s Board of Directors approved a 17% increase in the regular quarterly cash dividend, increasing it from $0.42 per share to $0.49 per share. The $0.49 per share dividend declared on December 13, 2016 is payable on January 31, 2017 to shareholders of record on January 20, 2017. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Our critical accounting policies are discussed in more detail in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact the Company’s consolidated financial statements and related disclosures is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in this report.

Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million for each of the three months ended November 30, 2016 and 2015, respectively. Accounts receivable from Tractor Supply were not material as of November 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2016,  the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11 — Commitments and Contingencies, included in this report.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November 30, 2016, the Company repurchased 112,701 shares at a total cost of $12.2 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2016. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2016 and October 14, 2016 and between November 16, 2016 and November 22, 2016 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	17,600	$114.98	17,600	$72,976,033
October 1 - October 31	30,387	$109.12	30,387	$69,659,734
November 1 - November 30	64,714	$105.30	64,714	$62,843,757
Total	112,701	$107.84	112,701

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.
10(a)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(b)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(c)	Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2017	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer