Form 10-Q
period 2017-02-28
WD 40 CO
filed 2017-04-06
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2017 was 14,063,204.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,572	$50,891
Short-term investments	67,720	57,633
Trade accounts receivable, less allowance for doubtful
accounts of $268 and $394 at February 28, 2017
and August 31, 2016, respectively	66,086	64,680
Inventories	37,980	31,793
Other current assets	6,187	4,475
Total current assets	211,545	209,472
Property and equipment, net	22,293	11,545
Goodwill	95,439	95,649
Other intangible assets, net	17,550	19,191
Deferred tax assets, net	621	621
Other assets	2,806	3,190
Total assets	$350,254	$339,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,832	$18,690
Accrued liabilities	16,848	15,757
Accrued payroll and related expenses	10,548	20,866
Revolving credit facility, current	14,233	-
Income taxes payable	3,119	3,381
Total current liabilities	66,580	58,694
Revolving credit facility	134,000	122,000
Deferred tax liabilities, net	17,442	16,365
Other long-term liabilities	2,668	2,214
Total liabilities	220,690	199,273

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,676,623 and 19,621,820 shares issued at February 28, 2017 and
August 31, 2016, respectively; and 14,088,804 and 14,208,338 shares
outstanding at February 28, 2017 and August 31, 2016, respectively	20	20
Additional paid-in capital	148,498	145,936
Retained earnings	300,797	289,642
Accumulated other comprehensive income (loss)	(33,128)	(27,298)
Common stock held in treasury, at cost ― 5,587,819 and 5,413,482
shares at February 28, 2017 and August 31, 2016, respectively	(286,623)	(267,905)
Total shareholders' equity	129,564	140,395
Total liabilities and shareholders' equity	$350,254	$339,668

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Net sales	$96,519	$94,550	$185,767	$187,072
Cost of products sold	42,057	42,188	80,265	83,302
Gross profit	54,462	52,362	105,502	103,770

Operating expenses:
Selling, general and administrative	29,842	28,692	58,833	56,540
Advertising and sales promotion	5,041	5,017	9,853	10,677
Amortization of definite-lived intangible assets	717	747	1,438	1,502
Total operating expenses	35,600	34,456	70,124	68,719

Income from operations	18,862	17,906	35,378	35,051

Other income (expense):
Interest income	133	183	280	331
Interest expense	(598)	(417)	(1,129)	(789)
Other income	9	1,320	273	1,269
Income before income taxes	18,406	18,992	34,802	35,862
Provision for income taxes	6,046	5,323	10,684	10,131
Net income	$12,360	$13,669	$24,118	$25,731

Earnings per common share:
Basic	$0.87	$0.95	$1.69	$1.78
Diluted	$0.87	$0.94	$1.69	$1.77

Shares used in per share calculations:
Basic	14,111	14,386	14,146	14,395
Diluted	14,143	14,429	14,182	14,445
Dividends declared per common share	$0.49	$0.42	$0.91	$0.80

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Net income	$12,360	$13,669	$24,118	$25,731
Other comprehensive income (loss):
Foreign currency translation adjustment	284	(9,421)	(5,830)	(12,084)
Total comprehensive income	$12,644	$4,248	$18,288	$13,647

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	54,803		(1,333)					(1,333)
Stock-based compensation			2,959					2,959
Tax benefits from settlements of
stock-based equity awards			936					936
Cash dividends ($0.91 per share)				(12,963)				(12,963)
Acquisition of treasury stock						174,337	(18,718)	(18,718)
Foreign currency translation adjustment					(5,830)			(5,830)
Net income				24,118				24,118
Balance at February 28, 2017	19,676,623	$20	$148,498	$300,797	$(33,128)	5,587,819	$(286,623)	$129,564

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	February 28,	February 29,
	2017	2016
Operating activities:
Net income	$24,118	$25,731
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,298	3,311
Net gains on sales and disposals of property and equipment	(101)	(15)
Deferred income taxes	155	(407)
Excess tax benefits from settlements of stock-based equity awards	(936)	(1,544)
Stock-based compensation	2,959	1,889
Unrealized foreign currency exchange losses (gains), net	1,153	(1,116)
Provision for bad debts	(102)	97
Changes in assets and liabilities:
Trade and other accounts receivable	(4,088)	(14,828)
Inventories	(6,582)	(4,858)
Other assets	(1,459)	(660)
Accounts payable and accrued liabilities	4,793	3,199
Accrued payroll and related expenses	(11,727)	(3,948)
Income taxes payable	2,302	3,346
Other long-term liabilities	(36)	84
Net cash provided by operating activities	13,747	10,281

Investing activities:
Purchases of property and equipment	(12,896)	(2,155)
Proceeds from sales of property and equipment	271	92
Purchases of short-term investments	(17,212)	(11,829)
Maturities of short-term investments	4,517	4,278
Net cash used in investing activities	(25,320)	(9,614)

Financing activities:
Treasury stock purchases	(18,718)	(15,122)
Dividends paid	(12,963)	(11,591)
Proceeds from issuance of common stock	359	708
Excess tax benefits from settlements of stock-based equity awards	936	1,544
Net proceeds from revolving credit facility	26,233	14,541
Net cash used in financing activities	(4,153)	(9,920)
Effect of exchange rate changes on cash and cash equivalents	(1,593)	(2,333)
Net decrease in cash and cash equivalents	(17,319)	(11,586)
Cash and cash equivalents at beginning of period	50,891	53,896
Cash and cash equivalents at end of period	$33,572	$42,310

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currency, specifically the Euro. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At February 28, 2017,  the Company had a notional amount of $15.3 million outstanding in foreign currency forward contracts, which mature in March 2017. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2017 and August 31, 2016. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and six month periods ended February 28, 2017 and February 29, 2016.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2017, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the six months ended February 28, 2017, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted in the first interim period of an entity's annual financial statements. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. The amendments in this updated guidance address eight specific cash flow issues to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Product held at third-party contract manufacturers	$3,944	$3,521
Raw materials and components	2,616	2,996
Work-in-process	451	163
Finished goods	30,969	25,113
Total	$37,980	$31,793

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Machinery, equipment and vehicles	$15,730	$14,892
Buildings and improvements	4,136	4,223
Computer and office equipment	3,613	3,605
Software	7,773	7,392
Furniture and fixtures	1,238	1,286
Capital in progress	12,785	2,200
Land	247	254
Subtotal	45,522	33,852
Less: accumulated depreciation and amortization	(23,229)	(22,307)
Total	$22,293	$11,545

At February 28, 2017, capital in progress on the balance sheet included $11.0 million associated with capital costs related to the purchase and buildout of the Company’s new headquarters office in San Diego in the first quarter of fiscal year 2017. For further information on the Company’s new headquarters office, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$85,452	$8,987	$1,210	$95,649
Translation adjustments	(22)	(188)	-	(210)
Balance as of February 28, 2017	$85,430	$8,799	$1,210	$95,439

During the second quarter of fiscal year 2017, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2017.

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

	February 28,	August 31,
	2017	2016
Gross carrying amount	$35,554	$36,009
Accumulated amortization	(18,004)	(16,818)
Net carrying amount	$17,550	$19,191

There has been no impairment charge for the six months ended February 28, 2017 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2017 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$14,913	$4,278	$-	$19,191
Amortization expense	(1,104)	(334)	-	(1,438)
Translation adjustments	-	(203)	-	(203)
Balance as of February 28, 2017	$13,809	$3,741	$-	$17,550

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2017	$1,208	$215	$16
Fiscal year 2018	2,407	430	32
Fiscal year 2019	2,407	249	-
Fiscal year 2020	2,012	159	-
Fiscal year 2021	1,222	159	-
Thereafter	6,875	159	-
Total	$16,131	$1,371	$48

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Accrued advertising and sales promotion expenses	$9,919	$9,763
Accrued professional services fees	1,477	1,262
Accrued sales taxes and other taxes	1,700	954
Other	3,752	3,778
Total	$16,848	$15,757

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2017	2016
Accrued incentive compensation	$4,627	$12,203
Accrued payroll	3,490	3,559
Accrued profit sharing	753	2,716
Accrued payroll taxes	1,152	1,744
Other	526	644
Total	$10,548	$20,866

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended four times, most recently on September 1, 2016, (the “Fourth Amendment”). This Fourth Amendment amended the credit agreement in connection with the purchase of the Company’s new headquarters office and land located at 9715 Businesspark Avenue, San Diego, California (the “Property”). The Fourth Amendment permits the Company to spend $18.0 million in aggregate for the acquisition and improvement costs for the Property, with any excess applied against the $7.5 million permitted annually by the amended agreement for other capital expenditures. In addition, the Fourth Amendment also includes changes to the agreement that will allow, as a permitted lien, any agreement with Bank of America for secured debt.

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

The Company assesses its ability and intent associated with draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. In conjunction with the purchase of the new headquarters office in September 2016, the Company borrowed $10.0 million on the line of credit which it intends to repay in less than twelve months. In addition, the Company had $4.2 million in net borrowings outstanding under the autoborrow agreement at February 28, 2017. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. As a result, the Company has classified $14.2 million borrowed under the revolving credit facility during the six months ended February 28, 2017 as short-term on its consolidated balance sheets.

In addition to the $14.2 million in borrowings classified as short-term, the Company borrowed an additional $12.0 million U.S. Dollars under the revolving credit facility during the six months ended February 28, 2017. Based on management’s ability and intent to refinance these new draws and remainder of the Company’s short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified the remaining $134.0 million outstanding under the revolving credit facility as a long-term liability at February 28, 2017. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of February 28, 2017, the Company had a $148.2 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through February 28, 2017, the Company repurchased 174,337 shares at a total cost of $18.7 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income	$12,360	$13,669	$24,118	$25,731
Less: Net income allocated to
participating securities	(75)	(87)	(152)	(162)
Net income available to common shareholders	$12,285	$13,582	$23,966	$25,569

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Weighted-average common
shares outstanding, basic	14,111	14,386	14,146	14,395
Weighted-average dilutive securities	32	43	36	50
Weighted-average common
shares outstanding, diluted	14,143	14,429	14,182	14,445

For the three months ended February 28, 2017, there were no anti-dilutive stock-based equity awards outstanding.  For the three months ended February 29, 2016, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,884 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

For the six months ended February 28, 2017, there were no anti-dilutive stock-based equity awards outstanding. For the six months ended February 29, 2016, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,457 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $0.5 million and $0.4 million for the six months ended February 28, 2017 and February 29, 2016.  Accounts receivable from Tractor Supply were not material as of February 28, 2017.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2017,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.

On February 24, 2017, a legal action was filed against the Company in a United States District Court in Ohio (FirstPower Group, LLC v. WD-40 Company, WD-40 Manufacturing Company, Wal-Mart Stores East, LP, Lowe’s Home Centers, LLC, and Home Depot U.S.A., Inc.). The complaint alleges claims of trademark infringement, unfair competition, counterfeiting, and deceptive trade practices arising out of the Company’s marketing and sale of the WD‑40 EZ-REACH Flexible Straw product. FirstPower Group, LLC (“FirstPower”) claims exclusive ownership and the right to use the words “EZ REACH” for lubricating oil products based on certain registered trademarks covering such words. In addition to findings on the merits of FirstPower’s infringement claims, the complaint seeks an award of damages and a permanent injunction prohibiting the alleged infringement of FirstPower’s asserted trademark rights.

On February 24, 2017, FirstPower also filed a motion for preliminary injunction seeking an interim order prohibiting the alleged infringement of FirstPower’s asserted trademark rights pending disposition of FirstPower’s claims on the merits at trial.

The Company disputes FirstPower’s claims of trademark infringement arising out of the Company’s sale of the WD‑40 EZ-REACH Flexible Straw product. The Company contends that there is no likelihood of confusion as to the source of the products marketed and sold by WD-40 Company and FirstPower with the words “EZ REACH” in their respective names. The Company intends to vigorously oppose FirstPower’s claims. Although the Company believes that any loss resulting from this litigation will not have a material impact on the Company’s financial condition or results of operations, such a loss is reasonably possible.  The Company is unable to estimate the possible loss or a range of possible loss that the Company may incur.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2017.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2017.

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

The provision for income taxes was 32.8% and 28.0% of income before income taxes for the three months ended February 28, 2017 and February 29, 2016, respectively, and 30.7% and 28.3% of income before income taxes for the six months ended February 28, 2017 and February 29, 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses in periods prior to fiscal year 2017.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2014 are not subject to examination by the U.S. Internal Revenue Service. The Company was notified in September 2016 by the U.S. Internal Revenue Service of its plans to perform an income tax audit for the tax period ended August 31, 2015 and this audit is currently underway. The Company is also currently under audit in various state and international jurisdictions for fiscal years 2013 through 2015. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2013 are no longer subject to examination. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2017:
Net sales	$45,078	$36,205	$15,236	$-	$96,519
Income from operations	$10,710	$10,327	$4,585	$(6,760)	$18,862
Depreciation and
amortization expense	$1,090	$517	$61	$10	$1,678
Interest income	$2	$109	$22	$-	$133
Interest expense	$595	$-	$3	$-	$598

February 29, 2016:
Net sales	$45,542	$35,626	$13,382	$-	$94,550
Income from operations	$10,814	$9,413	$3,769	$(6,090)	$17,906
Depreciation and
amortization expense	$1,061	$514	$67	$8	$1,650
Interest income	$1	$145	$37	$-	$183
Interest expense	$414	$-	$3	$-	$417

For the Six Months Ended
February 28, 2017:
Net sales	$87,918	$66,462	$31,387	$-	$185,767
Income from operations	$21,459	$17,505	$9,571	$(13,157)	$35,378
Depreciation and
amortization expense	$2,139	$1,018	$123	$18	$3,298
Interest income	$4	$189	$87	$-	$280
Interest expense	$1,122	$-	$7	$-	$1,129

February 29, 2016:
Net sales	$89,954	$67,712	$29,406	$-	$187,072
Income from operations	$21,674	$16,128	$8,892	$(11,643)	$35,051
Depreciation and
amortization expense	$2,141	$1,024	$131	$15	$3,311
Interest income	$3	$248	$80	$-	$331
Interest expense	$783	$-	$6	$-	$789

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

Net sales by product group are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Maintenance products	$87,771	$84,641	$166,930	$166,882
Homecare and cleaning products	8,748	9,909	18,837	20,190
Total	$96,519	$94,550	$185,767	$187,072

Note 14. Subsequent Events

On March 21, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on April 28, 2017 to shareholders of record on April 14, 2017.

Effective as of March 9, 2017, the Company became obligated to incur certain costs under a contract for the construction of improvements to the Company’s new office building located at 9715 Businesspark Avenue, San Diego, California (the “Property”). The Company and Back’s Construction, Inc. (the “Contractor”) entered into a Standard Form of Agreement between Owner and Contractor dated as of February 23, 2017 (the “Agreement”) for the construction of the improvements to the Property (the “Project”). On March 9, 2017, the Company and the Contractor executed Change Order #1 to the Agreement to finalize a cost summary exhibit and to establish the maximum price for the Project in the amount of $4.2 million. The Project is scheduled to be completed no later than July 14, 2017.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2017:

•

Consolidated net sales decreased $1.3 million for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $12.4 million on consolidated net sales for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $11.1 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the six months ended February 28, 2017.

•

Consolidated net sales for the WD-40 Specialist product line were $11.2 million which is a 17% increase for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 56.8% for the six months ended February 28, 2017 compared to 55.5% for the corresponding period of the prior fiscal year.

•

Consolidated net income decreased $1.6 million, or 6%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.4 million on consolidated net income for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $0.8 million.

•	Diluted earnings per common share for the six months ended February 28, 2017 were $1.69 versus $1.77 in the prior fiscal year period.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2016 through February 28, 2017, the Company repurchased 174,337 shares at an average price of $107.35 per share, for a total cost of $18.7 million.

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

Results of Operations

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$87,771	$84,641	$3,130	4%
Homecare and cleaning products	8,748	9,909	(1,161)	(12)%
Total net sales	96,519	94,550	1,969	2%
Cost of products sold	42,057	42,188	(131)	-
Gross profit	54,462	52,362	2,100	4%
Operating expenses	35,600	34,456	1,144	3%
Income from operations	$18,862	$17,906	$956	5%
Net income	$12,360	$13,669	$(1,309)	(10)%
Earnings per common share - diluted	$0.87	$0.94	$(0.07)	(7)%
Shares used in per share calculations - diluted	14,143	14,429	(286)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$45,078	$45,542	$(464)	(1)%
EMEA	36,205	35,626	579	2%
Asia-Pacific	15,236	13,382	1,854	14%
Total	$96,519	$94,550	$1,969	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$39,215	$39,020	$195	-
Homecare and cleaning products	5,863	6,522	(659)	(10)%
Total	$45,078	$45,542	$(464)	(1)%
% of consolidated net sales	47%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $45.1 million, down $0.5 million, or 1%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased to $39.2 million, up $0.2 million, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in Canada, which were up 25% from period to period. This increase from period to period was primarily due to higher sales associated with promotional programs, most of which was driven by improving market and economic conditions, particularly in the industrial channel in Western Canada as a result of increased activity levels in the oil industry. The sales increase in Canada was partially offset by a sales decrease in Latin America of 3% from period to period, primarily due to the uncertain business climate which currently exists in Mexico. Sales of maintenance products in the U.S. remained relatively constant for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Sales of the WD-40 Specialist product line in the Americas segment were down $0.4 million, or 12%, from period to period due to lower sales in the United States. Sales of the WD-40 EZ-REACH Flexible Straw product, which was launched late in fiscal year 2015, favorably impacted sales in the U.S. due to added distribution.

Sales of homecare and cleaning products in the Americas decreased $0.7 million, or 10%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners in the U.S., both of which were down 9% from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended February 28, 2017 compared to the distribution for the three months ended February 29, 2016 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$35,014	$33,878	$1,136	3%
Homecare and cleaning products	1,191	1,748	(557)	(32)%
Total (1)	$36,205	$35,626	$579	2%
% of consolidated net sales	37%	38%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $36.2 million, up $0.6 million, or 2%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 28, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $42.6 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $7.0 million, or 20%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Although the overall sales in the direct markets decreased $0.5 million, or 2%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, we experienced sales increases throughout most of the Europe direct markets from period to period, with percentage increases in sales as follows: Iberia, 10%; France, 6%; the Germanics region and Italy, each 2%. The sales increase in these Euro-based direct markets was primarily due to increased sales of the WD-40 multi-use product, particularly in France and Iberia from period to period. In addition, contributing to the sales increase in these Euro-based direct markets were increased sales of the WD-40 Specialist product line of $0.3 million, or 31%, from period to period due to expanded distribution. The overall increased sales in these regions were more than offset by a sales decrease of 19% in the U.K., primarily due to the unfavorable impacts of changes in foreign currency exchange rates from period to period and decreased sales of the 1001 brand products as a result of lost distribution. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the three months ended February 28, 2017 compared to 67% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.1 million, or 10%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to an increase of 20% in sales in Russia as a result of more stable market conditions in the current quarter compared to the same period of last fiscal year. The distributor markets accounted for 36% of the EMEA segment’s total sales for the three months ended February 28, 2017, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$13,541	$11,743	$1,798	15%
Homecare and cleaning products	1,695	1,639	56	3%
Total	$15,236	$13,382	$1,854	14%
% of consolidated net sales	16%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $15.2 million, up $1.9 million, or 14%, for the three months ended February 28, 2017  compared to the corresponding period of the prior fiscal year. Although changes in foreign currency exchange rates did not have a material impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 74% of the total sales in the Asia-Pacific segment, increased $1.9 million, or 19%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.4 million, or 21%, primarily attributable to a higher level of promotional activities and replenishment orders for the WD-40 multi-use product in the Asian distributor markets, particularly those in Indonesia, the Philippines, Malaysia and Thailand, from period to period. Sales in China increased $0.5 million, or 17%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased 25% primarily due to new distribution and a higher level of promotional activities from period to period.

Sales in Australia remained constant at $3.9 million for each of the three months ended February 28, 2017 and February 29, 2016. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have decreased by 2% from period to period primarily due to the timing of promotional activities as well as certain promotional programs that were conducted in the second quarter of fiscal year 2016 but were not repeated in the second quarter of the current fiscal year.

Gross Profit

Gross profit increased to $54.5 million for the three months ended February 28, 2017 compared to $52.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 56.4% for the three months ended February 28, 2017 compared to 55.4% for the corresponding period of the prior fiscal year.

Changes in foreign currency exchange rates positively impacted gross margin by 1.6 percentage points due to the fluctuations in the exchange rates for both the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period in our Americas segment, positively impacting gross margin by 0.3 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

These favorable impacts to gross margin were partially offset by the combined effects of unfavorable sales mix changes and other miscellaneous costs which negatively impacted gross margin by 0.7 percentage points from period to period, primarily due to unfavorable shifts in product mix in the Americas segment and a higher portion of sales in our EMEA segment being made to lower margin distributor markets during the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. In addition, net changes in the costs of petroleum-based specialty chemicals and aerosol cans negatively impacted gross margin by 0.1 percentage points from period to period. Although this impact was insignificant, we experienced positive net impacts on gross margin from these costs in our Americas segment which were more than offset by unfavorable net impacts from these costs in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also negatively impacted by 0.1 percentage points from period to period due to higher warehousing and in-bound freight costs in the Americas segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.1 million and $3.9 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2017 increased $1.1 million, or 4%, to $29.8 million from $28.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.9% for the three months ended February 28, 2017 from 30.3% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs, a higher level of expenses associated with travel and meetings, increased professional services costs and increases in other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.2 million primarily due to increased headcount.  These increases were slightly offset by lower earned incentive compensation from period to period. Freight costs associated with shipping products to our customers increased $0.5 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model for the do-it-yourself (DIY) channel that we made in the Germanics region which has resulted in us selling to various retail customers directly rather than through a large wholesale customer. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Professional services costs increased $0.2 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Other miscellaneous expenses, the largest of which were related to research and development and investor relations, increased by $0.7 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $1.7 million on SG&A expenses for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.2 million and $1.8 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses remained relatively constant at $5.0 million for both the three months ended February 28, 2017 and February 29, 2016. As a percentage of net sales, these expenses decreased to 5.2% for the three months ended February 28, 2017 from 5.3% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.3 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the second quarter of fiscal year 2017 would have increased by 7% to $5.4 million, primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2017 is expected to be below 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2017 were $4.1 million compared to $4.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.1 million and $9.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended February 28, 2017 and February 29, 2016.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$10,710	$10,814	$(104)	(1)%
EMEA	10,327	9,413	914	10%
Asia-Pacific	4,585	3,769	816	22%
Unallocated corporate (1)	(6,760)	(6,090)	(670)	11%
	$18,862	$17,906	$956	5%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $10.7 million, down $0.1 million, or 1%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $0.5 million decrease in sales and an increase in operating expenses, which were almost completely offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 53.2% to 54.2% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as a lower level of advertising, promotional and other discounts that we gave to our customers from period to period.  These favorable impacts were partially offset by unfavorable sales mix changes as well as higher warehousing and in-bound freight costs from period to period. Operating expenses increased $0.3 million period over period primarily due to higher employee-related expenses and higher advertising and sales promotion expenses, as well as increased freight expenses. These increases in operating expenses were partially offset by lower earned incentive compensation expense from period to period. Operating income as a percentage of net sales increased slightly from 23.7% to 23.8% period over period.

EMEA

Income from operations for the EMEA segment increased to 10.3 million, up $0.9 million, or 10%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $0.6 million increase in sales and a higher gross margin.  As a percentage of net sales, gross profit for the EMEA segment increased from 58.4% to 60.4% period over period primarily due to favorable fluctuations in foreign currency exchange rates, which were partially offset by the combined negative impacts of costs of petroleum-based specialty chemicals and aerosol cans in our EMEA segment as well as unfavorable sales mix changes from period to period. Operating income as a percentage of net sales increased from 26.4% to 28.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $4.6 million, up $0.8 million, or 22%, for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $1.9 million increase in sales, which was partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.6% to 53.7% period over period due to an increase in miscellaneous costs, including those related to inventory allowances, and the combined negative impacts of costs of petroleum-based specialty chemicals and aerosol cans. Operating income as a percentage of net sales increased from 28.2% to 30.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended
	February 28,	February 29,
	2017	2016	Change
Interest income	$133	$183	$(50)
Interest expense	$598	$417	$181
Other income	$9	$1,320	$(1,311)
Provision for income taxes	$6,046	$5,323	$723

Interest Income

Interest income remained relatively constant for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.2 million for the three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income

Other income decreased by $1.3 million for three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to lower net foreign currency exchange gains from period to period.  This significant decrease in foreign currency exchange gains was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the second quarter of this fiscal year as compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 32.8% and 28.0% of income before income taxes for the three months ended February 28, 2017 and February 29, 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses. We expect that the income tax rate for the full fiscal year 2017 will be close to 30%.

Net Income

Net income was $12.4 million, or $0.87 per common share on a fully diluted basis for the three months ended February 28, 2017 compared to $13.7 million, or $0.94 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.3 million on net income for three months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have remained relatively constant from period to period.

Six Months Ended February 28, 2017 Compared to Six Months Ended February 29, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$166,930	$166,882	$48	-
Homecare and cleaning products	18,837	20,190	(1,353)	(7)%
Total net sales	185,767	187,072	(1,305)	(1)%
Cost of products sold	80,265	83,302	(3,037)	(4)%
Gross profit	105,502	103,770	1,732	2%
Operating expenses	70,124	68,719	1,405	2%
Income from operations	$35,378	$35,051	$327	1%
Net income	$24,118	$25,731	$(1,613)	(6)%
Earnings per common share - diluted	$1.69	$1.77	$(0.08)	(5)%
Shares used in per share calculations - diluted	14,182	14,445	(263)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$87,918	$89,954	$(2,036)	(2)%
EMEA	66,462	67,712	(1,250)	(2)%
Asia-Pacific	31,387	29,406	1,981	7%
Total	$185,767	$187,072	$(1,305)	(1)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$75,090	$76,083	$(993)	(1)%
Homecare and cleaning products	12,828	13,871	(1,043)	(8)%
Total	$87,918	$89,954	$(2,036)	(2)%
% of consolidated net sales	47%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $87.9 million, down $2.0 million, or 2%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $1.0 million, or 1%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of maintenance products in Latin America and the U.S., which decreased 5% and 2%, respectively, from period to period. The sales decrease in Latin America was primarily due to the uncertain business climate which currently exists in Mexico. The sales decrease in the U.S. was primarily due to a lower level of promotional activities and the timing of customer orders for the WD-40 multi-use product from period to period. The sales decreases in Latin America and the U.S. were partially offset by a sales increase in Canada of 13%, from period to period, which was primarily due to higher sales associated with promotional programs, most of which was driven by improving market and economic conditions, particularly in the industrial channel in Western Canada as a result of increased activity levels in the oil industry. The decrease in sales of WD-40 multi-use product in the Americas segment was partially offset by higher sales of the WD-40 Specialist product line, which were up $0.3 million, or 6%, from period to period due to new distribution, particularly of certain new products within this product line during the six months ended February 28, 2017.

Sales of homecare and cleaning products in the Americas decreased $1.0 million, or 8%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.  This sales decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners in the U.S., which were down 7% and 8%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the six months ended February 28, 2017 compared to the distribution for the six months ended February 29, 2016 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$63,952	$64,620	$(668)	(1)%
Homecare and cleaning products	2,510	3,092	(582)	(19)%
Total	$66,462	$67,712	$(1,250)	(2)%
% of consolidated net sales	36%	36%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $66.5 million, down $1.3 million, or 2%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 28, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $78.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $11.1 million, or 17%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Although the overall sales in the direct markets remained constant at $43.2 million for each of the six months ended February 28, 2017 and February 29, 2016, we experienced sales increases throughout most of the Europe direct markets from period to period, with percentage increases in sales as follows: Iberia, 12%; Italy, 9%; France, 8%; and the Germanics region, 3%. The sales increase in these Euro-based direct markets was primarily due to increased sales of the WD-40 multi-use product, particularly in France and Italy from period to period. Also contributing to the sales increase in the Euro-based direct markets were increased sales of the WD-40 Specialist product line of $0.8 million, or 42%, from period to period due to expanded distribution. Sales in the Euro-based direct markets also benefited from the strengthening of the Euro against the Pound Sterling, the functional currency of our U.K. subsidiary, but they were almost equally impacted in the opposite direction as a result of the weakening of the Pound Sterling against the U.S. Dollar from period to period. The overall increased sales in these regions were fully offset by a sales decrease of 15% in the U.K., which was completely due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. Sales from direct markets accounted for 65% of the EMEA segment’s sales for the six months ended February 28, 2017 compared to 64% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $1.3 million, or 5%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to a decrease of 14% in sales in Russia as a result of the timing of customer orders for the WD-40 multi-use product from period to period. Although the market conditions in Russia have begun to stabilize and sales have increased in the second quarter of fiscal year 2017, our year to date sales have not returned to the levels that we experienced prior to the political and economic crisis in Russia. The distributor markets accounted for 35% of the EMEA segment’s total sales for the six months ended February 28, 2017, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$27,888	$26,179	$1,709	7%
Homecare and cleaning products	3,499	3,227	272	8%
Total	$31,387	$29,406	$1,981	7%
% of consolidated net sales	17%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $31.4 million, up $2.0 million, or 7%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Although changes in foreign currency exchange rates did not have a material impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 73% of the total sales in the Asia-Pacific segment,  increased $1.4 million, or 6%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $0.7 million, or 4%, primarily attributable to a higher level of promotional activities for the WD-40 multi-use product and successful promotional programs that were conducted during the second quarter of fiscal year 2017 in the Asian distributor markets, particularly those in Indonesia, Hong Kong, Malaysia and the Philippines, from period to period. Sales in China also increased $0.7 million, or 12%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased 19% primarily due to new distribution and increased promotional activities from period to period.

Sales in Australia increased $0.6 million, or 8%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by 3% from period to period primarily due to higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit increased to $105.5 million for the six months ended February 28, 2017 compared to $103.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 56.8% for the six months ended February 28, 2017 compared to 55.5% for the corresponding period of the prior fiscal year.

Changes in foreign currency exchange rates positively impacted gross margin by 1.6 percentage points due to the fluctuations in the exchange rates for both the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. In addition, sales price increases in the EMEA segment over the last twelve months also positively impacted gross margin by 0.1 percentage points from period to period. Although the net changes in the costs of petroleum-based specialty chemicals and aerosol cans did not have an impact on the overall gross margin, we experienced positive net impacts on gross margin from these costs in our Americas and Asia Pacific segments, which were fully offset by unfavorable net impacts in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods.

These favorable impacts to gross margin were partially offset by the combined effects of unfavorable sales mix changes and other miscellaneous costs which negatively impacted gross margin by 0.2 percentage points for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. In addition, gross margin was also negatively impacted by 0.2 percentage points from period to period due to higher warehousing and in-bound freight costs in the Americas segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.9 million and $7.7 million for the six months ended February 28, 2017 and February 29, 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2017 increased $2.3 million, or 4%, to $58.8 million from $56.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 31.7% for the six months ended February 28, 2017 from 30.2% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs, a higher level of expenses associated with travel and meetings, higher costs associated with research and development, increased professional services costs and increases in other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.6 million. This increase was primarily due to increased headcount and higher stock-based compensation expense from period to period. The increase in stock-based compensation expense was due to the acceleration of expense for certain equity awards granted during the first quarter of fiscal year 2017 under updated equity award agreements that include expanded accelerated vesting provisions in the event of retirement of the award recipients. These increases were partially offset by lower earned incentive compensation from period to period. Freight costs associated with shipping products to our customers increased $0.8 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model for the do-it-yourself (DIY) channel that we made in the Germanics region which has resulted in us selling to various retail customers directly rather than through a large wholesale customer. Travel and meeting expenses increased $0.7 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Research and development costs increased $0.5 million primarily due to an increased level of spending from period to period related to the continued development of our products within the WD-40 brand, particularly in the Americas segment. Professional services costs increased $0.2 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Other miscellaneous expenses, the largest of which were related to general office overhead, sales commissions and depreciation expense, increased by $0.9 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $3.4 million on SG&A expenses for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $4.3 million and $3.6 million for the six months ended February 28, 2017 and February 29, 2016, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2017 decreased $0.8 million, or 8%, to $9.9 million from $10.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.3% for the six months ended February 28, 2017 from 5.7% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.7 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses would have remained relatively constant from period to period. Although such expenses would have remained constant, promotional programs and marketing support in the EMEA segment were actually increased from period to period but these increases were more than offset by lower expenses for such activities in the Americas segment.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $8.1 million for both the six months ended February 28, 2017 and February 29, 2016. Therefore, our total investment in advertising and sales promotion activities totaled $18.0 million and  $18.8 million for the six months ended February 28, 2017 and February 29, 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.4 million and  $1.5 million for the  six months ended February 28, 2017 and February 29, 2016, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended
	February 28,	February 29,	Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$21,459	$21,674	$(215)	(1)%
EMEA	17,505	16,128	1,377	9%
Asia-Pacific	9,571	8,892	679	8%
Unallocated corporate (1)	(13,157)	(11,643)	(1,514)	13%
	$35,378	$35,051	$327	1%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $21.5 million, down $0.2 million, or 1%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $2.0 million decrease in sales, which was significantly offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 54.2% to 55.0% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, which were significantly offset by unfavorable sales mix changes as well as higher warehousing and in-bound freight costs from period to period. Operating expenses decreased $0.3 million period over period primarily due to lower earned incentive compensation expense and decreased advertising and sales promotion expenses, which were mostly offset by higher employee-related expenses and research and development costs from period to period. Operating income as a percentage of net sales increased from 24.1% to 24.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $17.5 million, up $1.4 million, or 9%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin and lower operating expenses, which were partially offset by a $1.3 million decrease in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 57.8% to 60.4% period over period primarily due to favorable fluctuations in foreign currency exchange rates and sales mix changes.  These favorable impacts were partially offset by the combined negative impacts of costs of petroleum-based specialty chemicals and aerosol cans in our EMEA segment. Operating expenses decreased $0.3 million period over period primarily due to the favorable impacts of fluctuations in foreign currency exchange rates, which were partially offset by slightly higher earned incentive compensation expense from period to period. Operating income as a percentage of net sales increased from 23.8% to 26.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $9.6 million, up $0.7 million, or 8%, for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $2.0 million increase in sales and a higher gross margin, which were partially offset by an increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 53.9% to 54.3% period over period due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, which were slightly offset by a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses increased $0.5 million period over period primarily due to higher employee-related expenses. Operating income as a percentage of net sales decreased from 30.2% to 30.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended
	February 28,	February 29,
	2017	2016	Change
Interest income	$280	$331	$(51)
Interest expense	$1,129	$789	$340
Other income	$273	$1,269	$(996)
Provision for income taxes	$10,684	$10,131	$553

Interest Income

Interest income remained relatively constant for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.3 million for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income

Other income net decreased by $1.0 million for the six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year primarily due to lower net foreign currency exchange gains from period to period.  This significant decrease in foreign currency exchange gains was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the first half of this fiscal year as compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.7% and 28.3% of income before income taxes for the six months ended February 28, 2017 and February 29, 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses. We expect that the income tax rate for the full fiscal year 2017 will be close to 30%.

Net Income

Net income was $24.1 million, or $1.69 per common share on a fully diluted basis for the six months ended February 28, 2017 compared to $25.7 million, or $1.77 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.4 million on net income for six months ended February 28, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.8 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Gross margin - GAAP	56%	55%	57%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	35%	35%	36%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	22%	21%	21%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Total operating expenses - GAAP	$35,600	$34,456	$70,124	$68,719
Amortization of definite-lived intangible assets	(717)	(747)	(1,438)	(1,502)
Depreciation (in operating departments)	(700)	(690)	(1,379)	(1,377)
Cost of doing business	$34,183	$33,019	$67,307	$65,840
Net sales	$96,519	$94,550	$185,767	$187,072
Cost of doing business as a percentage
of net sales - non-GAAP	35%	35%	36%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net income - GAAP	$12,360	$13,669	$24,118	$25,731
Provision for income taxes	6,046	5,323	10,684	10,131
Interest income	(133)	(183)	(280)	(331)
Interest expense	598	417	1,129	789
Amortization of definite-lived intangible assets	717	747	1,438	1,502
Depreciation	961	903	1,860	1,809
EBITDA	$20,549	$20,876	$38,949	$39,631
Net sales	$96,519	$94,550	$185,767	$187,072
EBITDA as a percentage of net sales - non-GAAP	21%	22%	21%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $13.7 million for the six months ended February 28, 2017 compared to $10.3 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. The Company also utilized this revolving credit facility in September 2016 to fund the purchase of its new headquarters office, which will house both corporate employees and employees in the Company’s Americas segment. During the six months ended February 28, 2017, we had net new borrowings of $26.2 million U.S. dollars under the revolving credit facility. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of February 28, 2017, we had a $148.2 million outstanding balance on the revolving credit facility, of which $134.0 million was classified as long-term and $14.2 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 28, 2017, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At February 28, 2017, we had a total of $101.3 million in cash and cash equivalents and short-term investments. Of this balance, $97.8 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United

States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate additional foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at February 28, 2017, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended
	February 28,	February 29,
	2017	2016	Change
Net cash provided by operating activities	$13,747	$10,281	$3,466
Net cash used in investing activities	(25,320)	(9,614)	(15,706)
Net cash used in financing activities	(4,153)	(9,920)	5,767
Effect of exchange rate changes on cash and cash equivalents	(1,593)	(2,333)	740
Net decrease in cash and cash equivalents	$(17,319)	$(11,586)	$(5,733)

Operating Activities

Net cash provided by operating activities increased $3.4 million to $13.7 million for the six months ended February 28, 2017 from $10.3 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2017 was net income of $24.1 million, which decreased $1.6 million from period to period. The changes in our working capital from period to period were primarily attributable to much lower increases in the trade accounts receivable balance and the timing of payments received from customers from period to period. In the first half of fiscal year 2016, trade accounts receivable increased significantly due to low sales levels in the last quarter fiscal year 2015 followed by high sales levels in the second quarter of fiscal year 2016, particularly in the last month of the quarter. In the first half of fiscal year 2017, the change in the accounts receivable balances was much lower due to more comparable sales levels in the last quarter of fiscal year 2016 as compared to the second quarter of fiscal year 2017. This change in working capital was mostly offset by an overall decrease in accrued payroll and related expenses due to higher earned incentive payouts in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year as well as lower earned incentive accruals from period to period.

Investing Activities

Net cash used in investing activities increased $15.7 million to $25.3 million for the six months ended February 28, 2017 from $9.6 million for the corresponding period of the prior fiscal year. This increase was primarily due to an increase of $10.7 million in cash outflow related to the purchase of the Company’s new headquarters office during the first quarter of fiscal year 2017. We have also incurred $0.3 million in additional cash outflows related to the buildout of this new office building since its acquisition and we will continue to incur such capital costs until we transition to the new headquarters office, which is expected to occur late in fiscal year 2017. Also contributing to the total cash outflows was a $5.1 million net increase in purchases of short-term investments that were made primarily by our U.K. and Australia subsidiaries from period to period.

Financing Activities

Net cash used in financing activities decreased $5.8 million to $4.1 million for the six months ended February 28, 2017 from $9.9 million for the corresponding period of the prior fiscal year primarily due to an $11.7 million increase in cash inflows from our revolving credit facility from period to period. This increase was partially offset by an increase of $3.6 million in cash outflows for treasury stock purchases and a $1.4 million increase in dividends paid. Also offsetting cash inflows from financing activities was a $0.6 million decrease in excess tax benefits from settlements of stock-based equity awards and a $0.3 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.6 million and $2.3 million for the six months ended February 28, 2017 and February 29, 2016, respectively. The change of $0.7 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2017, no such commitments were outstanding.

Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through February 28, 2017, the Company repurchased 174,337 shares at a total cost of $18.7 million under this $75.0 million plan.

Dividends

On March 21, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on April 28, 2017 to shareholders of record on April 14, 2017. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million and $0.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $0.5 million and $0.4 million for the six months ended February 28, 2017 and February 29, 2016. Accounts receivable from Tractor Supply were not material as of February 28, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2017, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11 — Commitments and Contingencies, included in this report

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through February 28, 2017, the Company repurchased 174,337 shares at a total cost of $18.7 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2017. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2016 and January 12, 2017 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	11,000	$110.51	11,000	$61,627,971
January 1 - January 31	35,136	$105.08	35,136	$57,935,133
February 1 - February 28	15,500	$106.69	15,500	$56,281,192
Total	61,636	$106.45	61,636

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

10(a)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(b)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(c)

Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2017, Exhibit 10(c) thereto.

10(d)	Standard Form of Agreement between Owner and Contractor dated February 23, 2017 and Change Order #1 dated March 9, 2017 between WD-40 Company and Back’s Construction, Inc.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 6, 2017	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer