Form 10-Q
period 2017-05-31
WD 40 CO
filed 2017-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑        Accelerated filer  ☐  Non-accelerated filer  ☐       Smaller reporting company  ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 5, 2017 was 14,016,583.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$32,205	$50,891
Short-term investments	79,391	57,633
Trade accounts receivable, less allowance for doubtful
accounts of $229 and $394 at May 31, 2017
and August 31, 2016, respectively	65,177	64,680
Inventories	36,549	31,793
Other current assets	2,959	4,475
Total current assets	216,281	209,472
Property and equipment, net	25,510	11,545
Goodwill	95,557	95,649
Other intangible assets, net	16,936	19,191
Deferred tax assets, net	609	621
Other assets	2,886	3,190
Total assets	$357,779	$339,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,557	$18,690
Accrued liabilities	17,364	15,757
Accrued payroll and related expenses	12,762	20,866
Revolving credit facility, current	20,000	-
Income taxes payable	1,509	3,381
Total current liabilities	70,192	58,694
Revolving credit facility	134,000	122,000
Deferred tax liabilities, net	17,286	16,365
Other long-term liabilities	1,962	2,214
Total liabilities	223,440	199,273

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,681,883 and 19,621,820 shares issued at May 31, 2017 and
August 31, 2016, respectively; and 14,023,428 and 14,208,338 shares
outstanding at May 31, 2017 and August 31, 2016, respectively	20	20
Additional paid-in capital	149,767	145,936
Retained earnings	308,308	289,642
Accumulated other comprehensive income (loss)	(29,624)	(27,298)
Common stock held in treasury, at cost ― 5,658,455 and 5,413,482
shares at May 31, 2017 and August 31, 2016, respectively	(294,132)	(267,905)
Total shareholders' equity	134,339	140,395
Total liabilities and shareholders' equity	$357,779	$339,668

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Net sales	$98,178	$96,446	$283,945	$283,518
Cost of products sold	43,891	41,635	124,156	124,937
Gross profit	54,287	54,811	159,789	158,581

Operating expenses:
Selling, general and administrative	27,558	29,215	86,391	85,755
Advertising and sales promotion	5,398	6,188	15,251	16,865
Amortization of definite-lived intangible assets	718	740	2,156	2,242
Total operating expenses	33,674	36,143	103,798	104,862

Income from operations	20,613	18,668	55,991	53,719

Other income (expense):
Interest income	112	186	392	517
Interest expense	(693)	(433)	(1,822)	(1,222)
Other income (expense), net	254	(799)	527	470
Income before income taxes	20,286	17,622	55,088	53,484
Provision for income taxes	5,842	4,957	16,526	15,088
Net income	$14,444	$12,665	$38,562	$38,396

Earnings per common share:
Basic	$1.02	$0.88	$2.71	$2.66
Diluted	$1.02	$0.88	$2.71	$2.65

Shares used in per share calculations:
Basic	14,056	14,306	14,115	14,365
Diluted	14,088	14,349	14,151	14,413
Dividends declared per common share	$0.49	$0.42	$1.40	$1.22

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016

Net income	$14,444	$12,665	$38,562	$38,396
Other comprehensive income (loss):
Foreign currency translation adjustment	3,504	6,156	(2,326)	(5,928)
Total comprehensive income	$17,948	$18,821	$36,236	$32,468

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	60,063		(1,144)					(1,144)
Stock-based compensation			3,543					3,543
Tax benefits from settlements of
stock-based equity awards			1,432					1,432
Cash dividends ($1.40 per share)				(19,896)				(19,896)
Acquisition of treasury stock						244,973	(26,227)	(26,227)
Foreign currency translation adjustment					(2,326)			(2,326)
Net income				38,562				38,562
Balance at May 31, 2017	19,681,883	$20	$149,767	$308,308	$(29,624)	5,658,455	$(294,132)	$134,339

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2017	2016
Operating activities:
Net income	$38,562	$38,396
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,005	4,893
Net gains on sales and disposals of property and equipment	(109)	(30)
Deferred income taxes	(101)	(601)
Excess tax benefits from settlements of stock-based equity awards	(1,432)	(1,618)
Stock-based compensation	3,543	2,518
Unrealized foreign currency exchange losses	872	214
Provision for bad debts	(141)	15
Changes in assets and liabilities:
Trade and other accounts receivable	(1,915)	(7,229)
Inventories	(4,926)	(1,533)
Other assets	1,660	2,258
Accounts payable and accrued liabilities	(125)	2,963
Accrued payroll and related expenses	(9,629)	507
Income taxes payable	702	3,294
Other long-term liabilities	(246)	112
Net cash provided by operating activities	31,720	44,159

Investing activities:
Purchases of property and equipment	(15,410)	(3,311)
Proceeds from sales of property and equipment	403	195
Purchases of short-term investments	(26,815)	(22,920)
Maturities of short-term investments	4,517	6,516
Net cash used in investing activities	(37,305)	(19,520)

Financing activities:
Treasury stock purchases	(26,227)	(24,691)
Dividends paid	(19,896)	(17,647)
Proceeds from issuance of common stock	548	821
Excess tax benefits from settlements of stock-based equity awards	1,432	1,618
Net proceeds from revolving credit facility	32,000	10,000
Net cash used in financing activities	(12,143)	(29,899)
Effect of exchange rate changes on cash and cash equivalents	(958)	(1,263)
Net decrease in cash and cash equivalents	(18,686)	(6,523)
Cash and cash equivalents at beginning of period	50,891	53,896
Cash and cash equivalents at end of period	$32,205	$47,373

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company markets its maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At May 31, 2017,  the Company had a notional amount of $24.5 million outstanding in foreign currency forward contracts, which mature in July 2017. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2017 and August 31, 2016. Realized net gains and losses related to foreign currency forward contracts were not material for each of the three and nine month periods ended May 31, 2017 and 2016.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2017, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. During the nine months ended May 31, 2017, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Scope of Modification Accounting”, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The amendments in this updated guidance clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect that it will adopt this updated guidance early, but it expects that the adoption of this new guidance will have a more than inconsequential impact on the Company’s consolidated financial statements. For example, if the Company had adopted this updated guidance in fiscal year 2016, its income tax expense for the year would have been reduced by approximately $2.1 million due to the recognition of excess tax benefits in the provision for income taxes rather than through additional paid-in-capital. The Company also expects to change its policy related to forfeitures upon adoption of this new guidance such that it will recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate. Although the Company is still assessing the impacts of this change in policy for forfeitures on its consolidated financial statements, it does not expect that the impact will be material. In addition, the Company’s presentation of employee taxes paid on shares of certain equity awards withheld by the Company for tax-withholding purposes will be reported as a financing activity instead of an operating activity in the Statement of Cash Flows, while the excess tax benefits from settlements of stock-based equity awards will be reported as an operating activity under this new guidance.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires an entity to recognize revenue for product sales at the point in time in which control of goods transfers to the Company’s customers which, as defined, could be different than the point in time in which revenue had been recognized by the Company under existing U.S. GAAP, which was based on when title and the risks and rewards of ownership were transferred to the customer. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2018. The Company will adopt this new guidance following the modified retrospective approach and will recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2018.  Management is in the process of a detailed review of the Company’s customer contracts which is focused principally on, but not limited to, identifying the point in time at which the control of goods transfers to customers. Management is nearing the completion of this review and is still in the process of determining the impacts that this new guidance will have on the Company's consolidated financial statements and related disclosures.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Product held at third-party contract manufacturers	$3,585	$3,521
Raw materials and components	3,138	2,996
Work-in-process	317	163
Finished goods	29,509	25,113
Total	$36,549	$31,793

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Machinery, equipment and vehicles	$17,326	$14,892
Buildings and improvements	4,059	4,223
Computer and office equipment	3,644	3,605
Software	7,891	7,392
Furniture and fixtures	1,230	1,286
Capital in progress	15,021	2,200
Land	251	254
Subtotal	49,422	33,852
Less: accumulated depreciation and amortization	(23,912)	(22,307)
Total	$25,510	$11,545

At May 31, 2017, capital in progress on the balance sheet included $14.2 million associated with capital costs related to the purchase and buildout of the Company’s new office building and related land in San Diego which will house corporate employees and employees of the Company’s Americas segment.  Upon completion of the buildout, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. For further information, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$85,452	$8,987	$1,210	$95,649
Translation adjustments	(10)	(82)	-	(92)
Balance as of May 31, 2017	$85,442	$8,905	$1,210	$95,557

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

In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2017, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, 1001 and GT85 trade names, the Belgium customer list, the GT85 customer relationships and the GT85 technology, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	May 31,	August 31,
	2017	2016
Gross carrying amount	$35,813	$36,009
Accumulated amortization	(18,877)	(16,818)
Net carrying amount	$16,936	$19,191

There has been no impairment charge for the nine months ended May 31, 2017 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

 Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2017 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$14,913	$4,278	$-	$19,191
Amortization expense	(1,656)	(500)	-	(2,156)
Translation adjustments	-	(99)	-	(99)
Balance as of May 31, 2017	$13,257	$3,679	$-	$16,936

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2017	$608	$111	$8
Fiscal year 2018	2,412	442	33
Fiscal year 2019	2,412	256	-
Fiscal year 2020	2,018	164	-
Fiscal year 2021	1,228	164	-
Thereafter	6,917	163	-
Total	$15,595	$1,300	$41

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Accrued advertising and sales promotion expenses	$10,361	$9,763
Accrued professional services fees	1,705	1,262
Accrued sales taxes and other taxes	1,338	954
Other	3,960	3,778
Total	$17,364	$15,757

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2017	2016
Accrued incentive compensation	$5,310	$12,203
Accrued payroll	4,111	3,559
Accrued profit sharing	1,435	2,716
Accrued payroll taxes	1,383	1,744
Other	523	644
Total	$12,762	$20,866

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

Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had no balance under the autoborrow agreement as of May 31, 2017. In addition, the Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. During the nine months ended May 31, 2017, the Company borrowed $20.0 million on the line of credit which it intends to repay in less than twelve months.  As a result, the Company has classified $20.0 million borrowed under the revolving credit facility during the nine months ended May 31, 2017 as short-term on its consolidated balance sheets.

In addition to the $20.0 million in borrowings classified as short-term, the Company borrowed an additional $12.0 million U.S. Dollars under the revolving credit facility during the nine months ended May 31, 2017. Based on management’s ability and intent to refinance these new draws and remainder of the Company’s short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified $134.0 million outstanding under the revolving credit facility as a long-term liability at May 31, 2017. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of May 31, 2017, the Company had a $154.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through May 31, 2017, the Company repurchased 244,973 shares at a total cost of $26.2 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income	$14,444	$12,665	$38,562	$38,396
Less: Net income allocated to
participating securities	(86)	(84)	(238)	(246)
Net income available to common shareholders	$14,358	$12,581	$38,324	$38,150

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Weighted-average common
shares outstanding, basic	14,056	14,306	14,115	14,365
Weighted-average dilutive securities	32	43	36	48
Weighted-average common
shares outstanding, diluted	14,088	14,349	14,151	14,413

For the three months ended May 31, 2017, there were no anti-dilutive stock-based equity awards outstanding.  For the three months ended May 31, 2016, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,090 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

For the nine months ended May 31, 2017, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2016, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,001 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is President and Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.4 million for the three months ended May 31, 2017 and 2016, respectively, and $0.8 million for both the nine months ended May 31, 2017 and 2016.  Accounts receivable from Tractor Supply were not material as of May 31, 2017.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2017, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.

On February 24, 2017, a legal action was filed against the Company in a United States District Court in Ohio (FirstPower Group, LLC v. WD-40 Company, WD-40 Manufacturing Company, Wal-Mart Stores East, LP, Lowe’s Home Centers, LLC, and Home Depot U.S.A., Inc.). The complaint alleges trademark infringement, unfair competition, counterfeiting, and deceptive trade practices arising out of the Company’s marketing and sale of the WD‑40 EZ-REACH Flexible Straw product. FirstPower Group, LLC (“FirstPower”) claims exclusive ownership and the right to use the words “EZ REACH” for lubricating oil products based on certain registered trademarks covering such words. In addition to findings on the merits of FirstPower’s infringement claims, the complaint seeks an award of damages and a permanent injunction prohibiting the alleged infringement of FirstPower’s asserted trademark rights.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2017.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2017.

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

The provision for income taxes was 28.8% and 28.1% of income before income taxes for the three months May 31, 2017 and 2016, respectively. The increase in the effective income tax rate was primarily driven by a  slight shift of expected annual earnings between U.S. and foreign jurisdictions year over year.  The provision for income taxes was 30.0% and 28.2% of income before income taxes for the nine months ended May 31, 2017 and 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses in periods prior to fiscal year 2017.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2014 are not subject to examination by the U.S. Internal Revenue Service. The Company was notified in September 2016 by the U.S. Internal Revenue Service of its plans to perform an income tax audit for the tax period ended August 31, 2015. The income tax examination has been concluded with no changes to the original return as filed. The Company is also currently under audit in various state and international jurisdictions for fiscal years 2013 through 2016. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2013 are no longer subject to examination. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2017:
Net sales	$49,046	$34,386	$14,746	$-	$98,178
Income from operations	$14,402	$8,009	$4,159	$(5,957)	$20,613
Depreciation and
amortization expense	$1,100	$534	$63	$10	$1,707
Interest income	$2	$97	$13	$-	$112
Interest expense	$691	$-	$2	$-	$693

May 31, 2016:
Net sales	$49,878	$32,922	$13,646	$-	$96,446
Income from operations	$13,329	$7,150	$3,875	$(5,686)	$18,668
Depreciation and
amortization expense	$960	$543	$71	$8	$1,582
Interest income	$1	$118	$67	$-	$186
Interest expense	$429	$-	$4	$-	$433

For the Nine Months Ended
May 31, 2017:
Net sales	$136,964	$100,848	$46,133	$-	$283,945
Income from operations	$35,861	$25,514	$13,730	$(19,114)	$55,991
Depreciation and
amortization expense	$3,239	$1,552	$186	$28	$5,005
Interest income	$6	$286	$100	$-	$392
Interest expense	$1,813	$-	$9	$-	$1,822

May 31, 2016:
Net sales	$139,832	$100,634	$43,052	$-	$283,518
Income from operations	$35,003	$23,278	$12,767	$(17,329)	$53,719
Depreciation and
amortization expense	$3,101	$1,567	$202	$23	$4,893
Interest income	$4	$366	$147	$-	$517
Interest expense	$1,212	$-	$10	$-	$1,222

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Maintenance products	$88,926	$86,560	$255,856	$253,442
Homecare and cleaning products	9,252	9,886	28,089	30,076
Total	$98,178	$96,446	$283,945	$283,518

Note 14. Subsequent Events

On June 20, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on July 31, 2017 to shareholders of record on July 21, 2017.

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

Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We market our maintenance products and our homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 multi-use product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2017:

•

Consolidated net sales increased $0.4 million for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $17.1 million on consolidated net sales for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $17.5 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the nine months ended May 31, 2017.

•

Consolidated net sales for the WD-40 Specialist product line were $18.5 million, which is a 21% increase for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales increased to 56.3% for the nine months ended May 31, 2017 compared to 55.9% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.2 million to $38.6 million for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $3.1 million on consolidated net income for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $3.3 million.

•	Diluted earnings per common share for the nine months ended May 31, 2017 were $2.71 versus $2.65 in the prior fiscal year period.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2016 through May 31, 2017, the Company repurchased 244,973 shares at an average price of $107.04 per share, for a total cost of $26.2 million.

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

Results of Operations

Three Months Ended May 31, 2017 Compared to Three Months Ended May 31, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$88,926	$86,560	$2,366	3%
Homecare and cleaning products	9,252	9,886	(634)	(6)%
Total net sales	98,178	96,446	1,732	2%
Cost of products sold	43,891	41,635	2,256	5%
Gross profit	54,287	54,811	(524)	(1)%
Operating expenses	33,674	36,143	(2,469)	(7)%
Income from operations	$20,613	$18,668	$1,945	10%
Net income	$14,444	$12,665	$1,779	14%
Earnings per common share - diluted	$1.02	$0.88	$0.14	16%
Shares used in per share calculations - diluted	14,088	14,349	(261)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$49,046	$49,878	$(832)	(2)%
EMEA	34,386	32,922	1,464	4%
Asia-Pacific	14,746	13,646	1,100	8%
Total	$98,178	$96,446	$1,732	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$42,835	$43,306	$(471)	(1)%
Homecare and cleaning products	6,211	6,572	(361)	(5)%
Total	$49,046	$49,878	$(832)	(2)%
% of consolidated net sales	50%	52%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $49.0 million, down $0.8 million, or 2%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased to $42.8 million, down $0.5 million, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was driven by lower sales of maintenance products in the U.S., which declined 3% from period to period.  This decline from period to period was primarily due to shifting buying patterns in some trade channels for the WD-40 multi-use product.  This lower level of sales in the U.S. was also attributable to efforts of certain of our customers to more closely manage their inventory levels. The sales decrease in the U.S. was partially offset by higher sales of maintenance products in Canada and Latin America, which increased 10% and 8%, respectively, from period to period. The sales increase in Canada was primarily driven by improving market and economic conditions as well as increased sales associated with promotional programs. The sales increase in Latin America was due a higher sales in Mexico from period to period.  Although sales in Mexico increased in the current quarter, the business climate in Mexico continues to be uncertain. Sales of the WD-40 Specialist product line in the Americas segment were up $1.0 million, or 32%, from period to period due to higher sales in the United States as a result of increased distribution and promotional activities.

Sales of homecare and cleaning products in the Americas decreased $0.4 million, or 5%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the X-14, Lava and 2000 Flushes brand products in the U.S., which were down 17%, 14%, and 4%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the three months ended May 31, 2017 compared to the distribution for the three months ended May 31, 2016 when 84% of sales came from the U.S., and 16% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$33,160	$31,532	$1,628	5%
Homecare and cleaning products	1,226	1,390	(164)	(12)%
Total (1)	$34,386	$32,922	$1,464	4%
% of consolidated net sales	35%	34%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $34.4 million, up $1.5 million, or 4%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $38.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $6.0 million, or 18%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets decreased $0.2 million, or 1%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a sales decrease of 5% in the U.K. as a result of the unfavorable impacts of changes in foreign currency exchange rates, specifically the Pound Sterling against the U.S. Dollar.  Although sales in the Euro-based direct markets remained relatively constant from period to period, we experienced a  sales increase in the WD-40 Specialist product line of $0.4 million, or 30%, due to a higher level of promotional activities and expanded distribution, particularly in France. This sales increase was more than offset by decreased sales of the WD-40 multi-use product of $0.5 million, or 4%, particularly in France and Iberia from period to period. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the three months ended May 31, 2017 compared to 68% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.7 million, or 16%, from period to period primarily due to a higher sales volume of WD-40 multi-use products in Eastern Europe, particularly in Russia as a result of more stable market conditions in the current quarter compared to the same period of last fiscal year. Sales of WD-40 multi-use products also increased in the distributor markets due to the continued growth of our base business in the Middle East and Northern Europe. The distributor markets accounted for 36% of the EMEA segment’s total sales for the three months ended May 31, 2017, compared to 32%  for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$12,932	$11,722	$1,210	10%
Homecare and cleaning products	1,814	1,924	(110)	(6)%
Total	$14,746	$13,646	$1,100	8%
% of consolidated net sales	15%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $14.7 million, up $1.1 million, or 8%, for the three months ended May 31, 2017  compared to the corresponding period of the prior fiscal year. Although changes in foreign currency exchange rates did not have a material impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment, increased $0.9 million, or 10%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $0.7 million, or 12%, primarily due to timing of customer orders and a  higher level of promotional activities for the WD-40 multi-use product in the Asian distributor markets, particularly those in Indonesia, the Philippines, and Taiwan, from period to period. Sales in China increased $0.2 million, or 6%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased by 12%  from period to period primarily due to new distribution and continued growth in sales to our largest customers throughout China.

Sales in Australia increased $0.2 million, or 4%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by 1% from period to period primarily due to the continued growth of our base business.

Gross Profit

Gross profit decreased to $54.3 million for the three months ended May 31, 2017 compared to $54.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.3% for the three months ended May 31, 2017 compared to 56.8% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.8 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans, primarily in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. The combined effects of unfavorable sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.5 percentage points primarily due to an unfavorable shift in product mix as a result of a higher portion of sales in the Americas segment being made of lower margin maintenance products from period to period. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.2 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Gross margin was also negatively impacted by 0.1 percentage points from period to period primarily due to higher warehousing and in-bound freight costs in the Americas and Asia Pacific segments.

These unfavorable impacts to gross margin were partially offset by favorable changes in foreign currency exchange rates, which positively impacted gross margin by 1.0 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. In addition, gross margin was also positively impacted by 0.1 percentage points from period to period primarily due to sales price increases implemented in the EMEA segment over the last twelve months.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.2 million for each of the three months ended May 31, 2017 and 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2017 decreased $1.6 million, or 6%, to $27.6 million from $29.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 28.1% for the three months ended May 31, 2017 from 30.3% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses was primarily attributable to lower employee-related costs and favorable impacts due to changes in foreign currency exchange rates. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $1.1 million primarily due to lower earned incentive compensation, which was slightly offset by increased headcount and annual compensation increases from period to period. In addition, changes in foreign currency exchange rates had a favorable impact of $1.4 million on SG&A expenses for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. These decreases were partially offset by increased professional services costs and increased freight costs from period to period.  Professional services costs increased $0.6 million due to increased use of such services from period to period, primarily for legal services in the Americas segment and for general services in the EMEA segment.  Freight costs associated with shipping products to our customers increased $0.3 million primarily due to higher sales volumes in the EMEA segment from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.6 million and $1.7 million for the three months ended May 31, 2017 and 2016, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for three months ended May 31, 2017 decreased $0.8 million, or 13%, to $5.4 million from $6.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.5% for the three months ended May 31, 2017 from 6.4% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.3 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the second quarter of fiscal year 2017 would have decreased by 8% to $5.7 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2017 is expected to be below 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2017 were $4.9 million compared to $3.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.3 million and $9.7 million for the three months ended May 31, 2017 and 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended May 31, 2017 and 2016.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$14,402	$13,329	$1,073	8%
EMEA	8,009	7,150	859	12%
Asia-Pacific	4,159	3,875	284	7%
Unallocated corporate (1)	(5,957)	(5,686)	(271)	(5)%
	$20,613	$18,668	$1,945	10%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $14.4 million, up $1.1 million, or 8%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year,  primarily due to a decrease in operating expenses, which was partially offset by a $0.8 million decrease in sales and a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 55.0% to 53.7% period over period. This decrease in the gross margin was primarily due to the negative impacts of unfavorable sales mix changes and increased costs associated with free product samples provided to customers as part of a promotional program. Operating expenses decreased $2.2 million period over period primarily due to lower earned incentive compensation expense and decreased advertising and sales promotion expenses, as well as lower research and development costs from period to period. Operating income as a percentage of net sales increased from 26.7% to 29.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $8.0 million, up $0.9 million, or 12%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $1.5 million increase in sales and lower operating expenses, which were partially offset by a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased from 59.6% to 58.1% period over period primarily due to the negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, which were partially offset by favorable fluctuations in foreign currency exchange rates from period to period. Operating expenses decreased $0.5 million primarily due to the favorable impacts of fluctuations in foreign currency exchange rates, which were partially offset by increased employee-related costs from period to period. Operating income as a percentage of net sales increased from 21.7% to 23.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $4.2 million, up $0.3 million, or 7%, for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $1.1 million increase in sales, which was partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 56.7% to 54.0% period over period due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating income as a percentage of net sales decreased from 28.4% to 28.2% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2017	2016	Change
Interest income	$112	$186	$(74)
Interest expense	$693	$433	$260
Other income (expense), net	$254	$(799)	$1,053
Provision for income taxes	$5,842	$4,957	$885

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.3 million for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $1.1 million for the three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the three months ended May 31, 2017 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year. This significant change was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the third quarter of this fiscal year as compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 28.8% and 28.1% of income before income taxes for the three months ended May 31, 2017 and 2016, respectively. The increase in the effective income tax rate was primarily driven by a  slight shift of expected annual earnings between U.S. and foreign jurisdictions year over year.

Net Income

Net income was $14.4 million, or $1.02 per common share on a fully diluted basis for the three months ended May 31, 2017 compared to $12.7 million, or $0.88 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.7 million on net income for three months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $2.4 million from period to period.

Nine Months Ended May 31, 2017 Compared to Nine Months Ended May 31, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$255,856	$253,442	$2,414	1%
Homecare and cleaning products	28,089	30,076	(1,987)	(7)%
Total net sales	283,945	283,518	427	-
Cost of products sold	124,156	124,937	(781)	(1)%
Gross profit	159,789	158,581	1,208	1%
Operating expenses	103,798	104,862	(1,064)	(1)%
Income from operations	$55,991	$53,719	$2,272	4%
Net income	$38,562	$38,396	$166	-
Earnings per common share - diluted	$2.71	$2.65	$0.06	2%
Shares used in per share calculations - diluted	14,151	14,413	(262)	(2)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$136,964	$139,832	$(2,868)	(2)%
EMEA	100,848	100,634	214	-
Asia-Pacific	46,133	43,052	3,081	7%
Total	$283,945	$283,518	$427	-

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$117,925	$119,389	$(1,464)	(1)%
Homecare and cleaning products	19,039	20,443	(1,404)	(7)%
Total	$136,964	$139,832	$(2,868)	(2)%
% of consolidated net sales	48%	49%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $137.0 million, down $2.9 million, or 2%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $1.5 million, or 1%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of maintenance products in the U.S., which declined 2% from period to period.  This decline in sales from period to period was primarily due to decreased sales associated with promotional activities and the timing of customer orders for the WD-40 multi-use product.  This lower level of sales in the U.S. was also attributable to efforts of certain of our customers in the third quarter of fiscal year 2017 to more closely manage their inventory levels. The sales decrease in the U.S. was partially offset by a sales increase in Canada of 12%, from period to period, which was primarily due to higher sales associated with promotional programs, most of which was driven by improving market and economic conditions, including those within the industrial channel in Western Canada as a result of increased activity levels in the oil industry. The decrease in sales of WD-40 multi-use product in the Americas segment was partially offset by higher sales of the WD-40 Specialist product line, which were up $1.3 million, or 15%, from period to period due to new distribution, particularly of certain new products within this product line during the nine months ended May 31, 2017, and increased promotional activities.

Sales of homecare and cleaning products in the Americas decreased $1.4 million, or 7%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Lava, 2000 Flushes and Spot Shot brand products in the U.S., which were down 12%, 7% and 6%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the nine months ended May 31, 2017 compared to the distribution for the nine months ended May 31, 2016 when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$97,112	$96,152	$960	1%
Homecare and cleaning products	3,736	4,482	(746)	(17)%
Total	$100,848	$100,634	$214	-
% of consolidated net sales	36%	36%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $100.8 million, up $0.2 million, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $117.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $17.3 million, or 17%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from the direct markets decreased $0.3 million for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a sales decrease of $2.3 million, or 12%, in the U.K. as a result of the unfavorable impacts of changes in foreign currency exchange rates, specifically the Pound Sterling against the U.S. Dollar. This sales decrease was significantly offset by a sales increase in the Euro-based direct markets of $2.0 million, or 5%, primarily due to increased sales of the WD-40 Specialist product line. Sales of WD-40 Specialist in the Euro-based direct markets increased $1.2 million, or 37%, from period to period as a result of expanded distribution in most markets, but particularly in France.  Although sales in the Euro-based direct markets also benefited from the strengthening of the Euro against the Pound Sterling, the functional currency of our U.K. subsidiary, they were impacted in the opposite direction, but to a much lesser extent, by the weakening of the Pound Sterling against the U.S. Dollar from period to period. Sales from direct markets accounted for 65% of the EMEA segment’s sales for both the nine months ended May 31, 2017 and 2016.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.5 million, or 1%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year primarily due increased sales of WD-40 multi-use products in the Middle East and India. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets. The distributor markets accounted for 35% of the EMEA segment’s total sales for both the nine months ended May 31, 2017 and 2016.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$40,820	$37,901	$2,919	8%
Homecare and cleaning products	5,313	5,151	162	3%
Total	$46,133	$43,052	$3,081	7%
% of consolidated net sales	16%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $46.1 million, up $3.1 million, or 7%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Although changes in foreign currency exchange rates did not have a material impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 72% of the total sales in the Asia-Pacific segment,  increased $2.3 million, or 7%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.4 million, or 6%, primarily attributable to successful promotional programs that were conducted during the third quarter of fiscal year 2017 and expanded distribution in the Asian distributor markets, particularly those in the Philippines,  Bangladesh and Myanmar, from period to period. Sales in China also increased $0.9 million, or 10%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased by 17%  from period to period primarily due to new distribution and continued growth in sales to our largest customers throughout China.

Sales in Australia increased $0.8 million, or 7%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by 2% from period to period primarily due to higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit increased to $159.8 million for the nine months ended May 31, 2017 compared to $158.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 56.3% for the nine months ended May 31, 2017 compared to 55.9% for the corresponding period of the prior fiscal year.

Changes in foreign currency exchange rates positively impacted gross margin by 1.4 percentage points due to the fluctuations in the exchange rates for both the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. In addition, sales price increases in the EMEA segment over the last twelve months also positively impacted gross margin by 0.1 percentage points from period to period.

These favorable impacts to gross margin were partially offset by unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans which negatively impacted gross margin by 0.6 percentage points from period to period, primarily in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods.

In addition, the combined effects of unfavorable sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.3 percentage points primarily due to an unfavorable shift in product mix as a result of a higher portion of sales in the Americas segment being made of lower margin maintenance products from period to period. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.1 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period.  Gross margin was also negatively impacted by 0.1 percentage points from period to period primarily due to higher warehousing and in-bound freight costs in the Americas segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $12.1 million and $11.9 million for the nine months ended May 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2017 increased $0.7 million, or 1%, to $86.4 million from $85.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.4% for the nine months ended May 31, 2017 from 30.2% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs, increased professional services costs, a higher level of expenses associated with travel and meetings, higher costs associated with research and development and increases in other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.6 million. This increase was primarily due to increased headcount and higher stock-based compensation expense from period to period. The increase in stock-based compensation expense was due to the acceleration of expense for certain equity awards granted during the first quarter of fiscal year 2017 under updated equity award agreements that include expanded accelerated vesting provisions in the event of retirement of the award recipients. These increases were partially offset by lower earned incentive compensation from period to period. Freight costs associated with shipping products to our customers increased $1.1 million primarily due to higher sales volumes in the EMEA segment from period to period as well as the unfavorable impact from changes in foreign currency exchange rates in our Euro-based direct markets from period to period. Professional services costs increased $0.8 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Travel and meeting expenses increased $0.6 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Research and development costs increased $0.2 million primarily due to an increased level of spending from period to period related to the continued development of our products within the WD-40 brand, particularly in the Americas segment.  Other miscellaneous expenses, the largest of which were related to sales commissions, general office overhead and depreciation expense, increased by $1.3 million period over period. These increases in selling, general and administrative expenses were almost entirely offset by changes in foreign currency exchange rates, which had a favorable impact of $4.9 million on SG&A expenses for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $5.9 million and $5.3 million for the nine months ended May 31, 2017 and 2016, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2017 decreased $1.6 million, or 10%, to $15.3 million from $16.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.4% for the nine months ended May 31, 2017 from 5.9% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $1.0 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses would have decreased by 4% to $16.3 million, primarily due to a lower level of promotional programs and marketing support in the Americas and EMEA segments from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2017 were $13.0 million compared to $11.6 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $28.3 million and $28.5 million for the nine months ended May 31, 2017 and 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $2.2 million for both the  nine months ended May 31, 2017 and 2016.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$35,861	$35,003	$858	2%
EMEA	25,514	23,278	2,236	10%
Asia-Pacific	13,730	12,767	963	8%
Unallocated corporate (1)	(19,114)	(17,329)	(1,785)	(10)%
	$55,991	$53,719	$2,272	4%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $35.9 million, up $0.9 million, or 2%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to lower operating expenses, which were significantly offset by a $2.9 million decrease in sales. As a percentage of net sales, gross profit for the Americas segment remained relatively constant at 54.5% period over period.  Operating expenses decreased $2.4 million period over period primarily due to lower earned incentive compensation expense and decreased advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 25.0% to 26.2% period over period.

EMEA

Income from operations for the EMEA segment increased to $25.5 million, up $2.2 million, or 10%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a higher gross margin, lower operating expenses and a $0.2 million increase in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 58.4% to 59.6% period over period primarily due to the combined positive impacts of favorable fluctuations in foreign currency exchange rates and sales mix changes, which were partially offset by the negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period.  Operating expenses decreased $0.8 million primarily due to the favorable impacts of fluctuations in foreign currency exchange rates, which were partially offset by higher employee-related expenses from period to period. Operating income as a percentage of net sales increased from 23.1% to 25.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $13.7 million, up $1.0 million, or 8%, for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $3.1 million increase in sales, which was partially offset by a lower gross margin and an increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.8% to 54.2% period over period primarily due to a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses increased $0.4 million period over period primarily due to higher employee-related expenses. Operating income as a percentage of net sales decreased from 29.7% to 29.8% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2017	2016	Change
Interest income	$392	$517	$(125)
Interest expense	$1,822	$1,222	$600
Other income	$527	$470	$57
Provision for income taxes	$16,526	$15,088	$1,438

Interest Income

Interest income remained relatively constant for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.6 million for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income

Other income remained relatively constant for the nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 30.0% and 28.2% of income before income taxes for the nine months ended May 31, 2017 and 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses. We expect that the income tax rate for the full fiscal year 2017 will be close to 30%.

Net Income

Net income was $38.6 million, or $2.71 per common share on a fully diluted basis for the nine months ended May 31, 2017 compared to $38.4 million, or $2.65 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $3.1 million on net income for nine months ended May 31, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $3.3 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Gross margin - GAAP	55%	57%	56%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	33%	36%	35%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	23%	20%	22%	21%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Total operating expenses - GAAP	$33,674	$36,143	$103,798	$104,862
Amortization of definite-lived intangible assets	(718)	(740)	(2,156)	(2,242)
Depreciation (in operating departments)	(698)	(671)	(2,077)	(2,048)
Cost of doing business	$32,258	$34,732	$99,565	$100,572
Net sales	$98,178	$96,446	$283,945	$283,518
Cost of doing business as a percentage
of net sales - non-GAAP	33%	36%	35%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Net income - GAAP	$14,444	$12,665	$38,562	$38,396
Provision for income taxes	5,842	4,957	16,526	15,088
Interest income	(112)	(186)	(392)	(517)
Interest expense	693	433	1,822	1,222
Amortization of definite-lived intangible assets	718	740	2,156	2,242
Depreciation	989	842	2,849	2,651
EBITDA	$22,574	$19,451	$61,523	$59,082
Net sales	$98,178	$96,446	$283,945	$283,518
EBITDA as a percentage of net sales - non-GAAP	23%	20%	22%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $31.7 million for the nine months ended May 31, 2017 compared to $44.2 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. The Company also utilized this revolving credit facility in September 2016 to fund the purchase of its new headquarters office, which will house both corporate employees and employees in the Company’s Americas segment. During the nine months ended May 31, 2017, we had net new borrowings of $32.0 million U.S. dollars under the revolving credit facility. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of May 31, 2017, we had a $154.0 million outstanding balance on the revolving credit facility, of which $134.0 million was classified as long-term and $20.0 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2017, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At May 31, 2017, we had a total of $111.6 million in cash and cash equivalents and short-term investments. Of this balance, $106.1 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate additional foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at May 31, 2017, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2017	2016	Change
Net cash provided by operating activities	$31,720	$44,159	$(12,439)
Net cash used in investing activities	(37,305)	(19,520)	(17,785)
Net cash used in financing activities	(12,143)	(29,899)	17,756
Effect of exchange rate changes on cash and cash equivalents	(958)	(1,263)	305
Net decrease in cash and cash equivalents	$(18,686)	$(6,523)	$(12,163)

Operating Activities

Net cash provided by operating activities decreased $12.5 million to $31.7 million for the nine months ended May 31, 2017 from $44.2 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2017 was net income of $38.6 million, which increased $0.2 million from period to period. The changes in our working capital from period to period were primarily attributable to an overall decrease in accrued payroll and related expenses due to higher earned incentive payouts in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year as well as lower earned incentive accruals during the nine months ended May 31, 2017 as compared to the corresponding period of the prior fiscal year. These earned incentive payouts and accruals are based on the Company achieving targets for EBITDA which are set each fiscal year. As a result, these amounts have varied year over year due to the Company’s actual or expected achievement of these targets. This change in working capital was partially offset by a much lower increase in the trade accounts receivable balance as a result of the timing of sales and payments received from customers from period to period.

Investing Activities

Net cash used in investing activities increased $17.8 million to $37.3 million for the nine months ended May 31, 2017 from $19.5 million for the corresponding period of the prior fiscal year. This increase was primarily due to an increase of $10.7 million in cash outflow related to the purchase of the Company’s new office building during the first quarter of fiscal year 2017. We have also incurred $1.9 million in additional cash outflows related to the buildout of this new office building since its acquisition and we will continue to incur such capital costs until we transition to the new office, which is expected to occur late in fiscal year 2017. Also contributing to the total cash outflows was a $5.9 million net increase from period to period in purchases of short-term investments that were made primarily by our U.K. and Australia subsidiaries.

Financing Activities

Net cash used in financing activities decreased $17.8 million to $12.1 million for the nine months ended May 31, 2017 from $29.9 million for the corresponding period of the prior fiscal year primarily due to an $22.0 million increase in cash inflows from our revolving credit facility from period to period. This increase was partially offset by an increase of $2.2 million in dividends paid and a $1.5 million increase in cash outflows for treasury stock purchases.  Also offsetting cash inflows from financing activities was a $0.3 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and a $0.2 million decrease in excess tax benefits from settlements of stock-based equity awards from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.0 million and $1.3 million for the nine months ended May 31, 2017 and 2016, respectively. The change of $0.3 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2017, no such commitments were outstanding.

Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through May 31, 2017, the Company repurchased 244,973 shares at a total cost of $26.2 million under this $75.0 million plan.

Dividends

On June 20, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on July 31, 2017 to shareholders of record on July 21, 2017. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Related Parties

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 10 — Related Parties, included in this report

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those disclosed in Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, which was filed with the SEC on October 24, 2016.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2017, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through May 31, 2017, the Company repurchased 244,973 shares at a total cost of $26.2 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2017. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2017 and April 7, 2017 were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	24,100	$109.76	24,100	$53,635,471
April 1 - April 30	23,000	$105.55	23,000	$51,207,386
May 1 - May 31	23,536	$103.44	23,536	$48,772,310
Total	70,636	$106.28	70,636

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 25, 2012, Exhibit 3(a) thereto.

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

10(d)

Standard Form of Agreement between Owner and Contractor dated February 23, 2017 and Change Order #1 dated March 9, 2017 between WD-40 Company and Back’s Construction, Inc,  incorporated by reference from the Registrant’s Form 10-Q filed April 6, 2017, Exhibit 10(d) thereto.

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

WD-40 COMPANY Registrant

Date: July 10, 2017	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer