Form 10-K
period 2017-08-31
WD 40 CO
filed 2017-10-23
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission File Number: 000-06936

WD-40 COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9715 Businesspark Avenue, San Diego, California	92131
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (619) 275-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

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

Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28,  2017 was approximately $1,490,334,448.

As of October 18, 2017, there were 13,964,343 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 12, 2017 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2017

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

The principal driver of the Company’s growth continues to be taking the Company’s flagship product, WD-40 Multi-Use Product, to new users in global markets. The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development teams support new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands.  Key innovations for the Company’s products include, but are not limited to, WD-40 EZ Reach Flexible Straw, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Bike™, and 3-IN-ONE Professional Garage Door Lube™.

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

The Company’s management reviews product performance on the basis of sales, which come from its two product groups –maintenance products and homecare and cleaning products. The financial information required by operating segment is included in Note 15 – Business Segments and Foreign Operations of the Company’s consolidated financial statements, included in Item 15 of this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report.

Products

Maintenance Products

Included in the Company’s maintenance products are both multi-purpose maintenance products and specialty maintenance products.  These maintenance products are sold worldwide and they provide end users with a variety of product and delivery system options.

The Company’s signature product is the WD-40 Multi-Use Product in the blue and yellow can with the red top, which is included within the maintenance product category and it accounts for a significant majority of the Company’s sales.  The Company has various products and product lines which it currently sells under the WD-40 brand and they are as follows:

WD-40 Multi-Use Product - The WD-40 Multi-Use Product is a market leader in many countries among multi-purpose maintenance products and is sold as an aerosol spray with various unique delivery systems, a non-aerosol trigger spray and in liquid-bulk form through mass retail stores, hardware stores, warehouse club stores, automotive parts outlets, online retailers and industrial distributors and suppliers. The WD-40 Multi-Use Product is sold worldwide in North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. The WD-40 Multi-Use Product has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.

WD-40 Specialist product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals as well as end users that currently use the WD-40 Multi-Use Product. The WD-40 Specialist product line is sold primarily in the U.S., Canada, Latin America, Europe, Australia and Asia. Within the WD-40 Specialist product line, the Company also sells WD-40 Specialist Motorbike in the United States and Europe, WD-40 Specialist Lawn and Garden in Australia, and WD-40 Specialist Automotive in Asia.

WD-40 Bike product line - The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain drip lubricants, chain cleaners and degreasers, and foaming wash that are designed for avid and recreational cyclists, bike enthusiasts and mechanics. The Company launched this product line in the U.S. in fiscal year 2013 in Australia and Europe in fiscal year 2014, and in Latin America and select countries in Asia in early fiscal year 2016. Although the initial focus for such sales was on smaller independent bike dealers, distribution of WD-40 Bike products has been expanded to include select distributors and retailers in countries where the Company sells this product.

The Company also has the following additional brands which are included within its maintenance products group:

3-IN-ONE - The 3-IN-ONE brand consists of multi-purpose drip oil, specialty drip oils, and spray lubricant products, as well as other specialty maintenance products. The multi-purpose drip oil is a lubricant with unique spout options that allow for precise applications to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming and construction. In addition to the drip oil line of products, the 3-IN-ONE brand also includes a professional line of products known as 3-IN-ONE Professional, which is a line of professional-grade maintenance products, as well as 3-IN-ONE RVcare products and 3-IN-ONE Garage Door Lubricant. The high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

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

Carpet Fresh - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol quick-dry foam and trigger spray products. Carpet Fresh is sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.S., the U.K. and Australia. In the U.K., these products are sold under the 1001 brand name and in Australia, they are sold under the No Vac brand name.

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

Sources and Availability of Components and Raw Materials

The Company and its third-party contract manufacturers rely on a limited number of suppliers, including single or sole suppliers, for certain of its raw materials, packaging, product components and other necessary supplies. The primary components and raw materials for the Company’s products include petroleum-based specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to volatile price changes. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market trends, plant capacity decisions and natural disasters. The Company expects these components and raw materials to continue to be readily available in the future, although the Company will continue to be exposed to volatile price changes.

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities, primarily in its maintenance product group. The Company’s product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $8.4 million, $7.7 million, and $9.0 million in fiscal years 2017, 2016 and 2015, respectively. None of this research and development activity was customer-sponsored.

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

Employees

At August 31, 2017, the Company employed 448 people worldwide: 172 by the U.S. parent corporation; 7 by the Malaysia subsidiary; 12 by the Canada subsidiary; 183 by the U.K. subsidiary; 20 by the Australia subsidiary; 52 by the China subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five major strategic initiatives, or that the strategic initiatives will achieve the intended results, which include sales volume growth. The Company’s five core strategic initiatives include: (i) maximizing WD-40 Multi-Use Product sales through geographic expansion and increased market penetration; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through a broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified people. The Company’s future performance depends in significant part on maintaining high levels of employee engagement and nurturing the Company’s values and culture. In addition, it depends on the continued service of its executive officers, key employees and other talented people, as well as effective succession planning. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such talent is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employees who are fully engaged in the future.  If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 61% of consolidated net sales in fiscal year 2017 and one of its strategic initiatives includes maximizing the WD-40 Multi-Use Product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s global markets, including Canada, Latin America, the Middle East, parts of Asia, Russia, Eastern Europe and the Eurozone countries;
•	restrictions on or costs relating to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;
•

challenges associated with conducting business in foreign jurisdictions, including those related to the Company’s understanding of and compliance with business laws and regulations in such foreign jurisdictions;

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

Approximately 39% of the Company’s revenues in fiscal year 2017 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is also exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary and net assets denominated in non-functional currencies, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies were adversely impacted in the months following the vote. In particular, the value of the Pound Sterling sharply declined as compared to the U.S. Dollar and other currencies in late fiscal year 2016 and early fiscal year 2017. Subsequently, on March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 2019 for the U.K. and the remaining EU countries to negotiate a withdrawal agreement. The volatility in foreign currencies may continue as the U.K. negotiates and executes its impending exit from the European Union, but it is uncertain over what time period the volatility in foreign currencies as a result of this event will occur. A significantly weaker Pound Sterling compared to the U.S. Dollar over a sustained period of time may have a significant negative effect on the Company’s results of operations. In addition, the legal and regulatory framework that will apply to the U.K. and its future relationship with the European Union after the exit is completed may change the manner in which businesses operate in Europe, including how products and services are imported and exported between countries in Europe, and this could adversely impact the Company’s financial condition and results of operations. The outcomes of the negotiations between the U.K. and the European Union are currently unknown and due to the lack of comparable precedent, the extent of any adverse consequences to the Company’s business is uncertain.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

If the success and reputation of one or more of the Company’s leading brands erodes, its business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended.  The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues.  Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in the Company’s product or low quality ingredients in the Company’s products due to suppliers delivering items that do not meet the Company’s specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in the Company’s brands and a decline in product quality could result in product liability claims. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Sales unit volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its strategic initiatives, (ii) drive growth in new markets by making targeted end users aware of the Company’s products and making them easier to buy, (iii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, and (iv) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in developed markets where the Company’s products are widely used as compared to in developing or emerging markets where the Company’s products have been newly introduced or are not as well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers adjust to sales price increases. In addition, the continued prominence and growth of the online retail sales channel has presented both the Company and its customers that sell the Company’s products online with the challenge of balancing online and physical store retailing methods.  A change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, the Company may not achieve its sales volume growth objectives.

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

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers and end users. Consumer purchases of discretionary items, which could include the Company’s maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations. In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability or other changes which may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business.  If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

Additional laws and regulations require that the Company carefully manage its supply chain for the production, distribution and sale of goods.  For instance, regulations under the California Transparency in Supply Chains Act and the U.K. Modern Slavery Act require attention to the employment practices of the Company’s suppliers.  Various regulations affect the packaging, labelling and shipment of the Company’s products, including the Globally Harmonized System of Classification and Labelling of Chemicals which is applicable in many countries worldwide, and regulations issued by the U.S. Consumer Product Safety Commission, the U.S. Environmental Protection Agency, the U.S. Federal Trade Commission, and similar foreign jurisdiction regulatory agencies.  Failure by the Company to comply with any of these regulations or its inability to adequately predict the manner in which these regulations are interpreted and applied to the Company’s business by the applicable enforcement agencies could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

The information system that the U.S. office uses for its business operations is a market specific application which is not widely used by other companies. This system supports two other regional offices outside the U.S. as well. The company that owns and supports this application may not be able to provide the same level of support as that of companies which own larger, more widely spread information systems. If the company that supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect the Company’s daily operations or its business, financial condition and results of operations.

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

The Company sells its products through a network of domestic and international mass retail, trade supply and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2017. However, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

The Company’s future performance and growth depend, in part, on its ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. The Company cannot be certain that it will successfully achieve those goals. The Company competes in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. The ability of the Company to understand end user needs and preferences is key to maintaining and improving the competitiveness of its product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the Company not being first to market. As the Company continues to focus on innovation and renovation of its products, the Company’s business, financial condition or results of operations could be adversely affected in the event that the Company is not able to effectively develop and introduce new or renovated products and line or brand extensions.

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

The Company distributes its products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in certain countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources into these relationships. Should the Company’s relationship with a marketing distributor change or terminate, the Company’s sales within such marketing distributor’s territory could be adversely impacted until such time as a suitable replacement could be found and the Company’s key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including changes in key marketing distributor personnel, that are not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 12 – Income Taxes, which is included in Item 15 of this report.

In addition, changes in tax rules may adversely affect the Company’s future financial results or the way management conducts its business. For example, the Company holds a significant amount of cash outside of the United States. As of August 31, 2017, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $137.5 million of undistributed earnings of certain foreign subsidiaries since these earnings are considered indefinitely reinvested outside of the United States. The Company’s future financial results and liquidity may be adversely affected if tax rules regarding un-repatriated earnings change, if management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S. such as the fiscal year 2016 repatriation of $8.2 million discussed in Note 12 – Income Taxes, or if the U.S. international tax rules change as part of comprehensive tax reform or other tax legislations.

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

The Company’s debt consists of a revolving credit facility and management has used the proceeds of this revolving credit facility primarily for stock repurchases. In addition, the Company utilized this revolving credit facility in fiscal year 2017 to fund the purchase of and improvements to its new San Diego office building, which houses both corporate employees and employees in the Company’s Americas segment. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of the loan agreement. In addition, the Company’s loan agreement includes covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends. In December 2016, the Board of Directors declared a 17% increase in the regular quarterly cash dividend, increasing it from $0.42 per share to $0.49 per share.

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

The Company may increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the U.S. and internationally. However, if the Company is not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, the Company may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could materially adversely affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that the Company’s business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Americas

The Company owns and occupies an office located at 9715 Businesspark Avenue, San Diego, California 92131, which was purchased in September 2016. The buildout of this new office building and facilities was completed in late fiscal year 2017. Corporate employees and employees in the Company’s Americas segment transitioned to this location during August 2017 from the previous location at 1061 Cudahy Place, San Diego, California 92110, which the Company still owns and utilizes as a plant facility. The Company leases a regional sales office in Miami, Florida, a research and development office in Summit, New Jersey and office space in Toronto, Ontario, Canada.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2017:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	61	1997	President and Chief Executive Officer
Jay W. Rembolt	66	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Stanley A. Sewitch	64	2012	Vice President, Global Organization Development
Richard T. Clampitt	62	2014	Vice President, General Counsel and Corporate Secretary
Michael L. Freeman	64	2016	Chief Strategy Officer
Geoffrey J. Holdsworth	55	1997	Managing Director, Asia-Pacific
William B. Noble	59	1996	Managing Director, EMEA
Steven A. Brass	51	2016	Division President, The Americas

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

Mr. Freeman joined the Company in 1990 as Director of Marketing and was promoted to Director of Operations in 1994. He became Vice President, Administration and Chief Information Officer in 1996, and was named Senior Vice President, Operations in 2001. He then served as Division President, The Americas, from 2002 until 2016 when he was appointed to his current position as Chief Strategy Officer.

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

Mr. Brass joined the Company in 1991 as International Area Manager at the Company’s U.K. subsidiary and has since held several management positions including Country Manager in Germany, Director of Continental Europe, European Sales Director, and most recently European Commercial Director prior to his promotion to Division President, The Americas, in 2016.

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

	Fiscal Year 2017			Fiscal Year 2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$121.10	$101.35	$0.42	$101.00	$81.68	$0.38
Second Quarter	$119.90	$100.65	$0.49	$109.37	$94.00	$0.42
Third Quarter	$113.25	$100.60	$0.49	$111.99	$99.32	$0.42
Fourth Quarter	$114.10	$103.80	$0.49	$125.00	$109.58	$0.42

On October 18, 2017, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $114.70 per share, and there were 13,964,343 shares of common stock outstanding held by approximately 680 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2016, the Board of Directors declared a 17% increase in the regular quarterly cash dividend, increasing it from $0.42 per share to $0.49 per share.  On October 10, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on October 31, 2017 to shareholders of record on October 20, 2017.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through August 31, 2017, the Company repurchased 290,573 shares at a total cost of $31.1 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2017. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2017 and July 13, 2017 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	12,200	$109.96	12,200	$47,430,543
July 1 - July 31	9,500	$107.58	9,500	$46,408,333
August 1 - August 31	23,900	$105.32	23,900	$43,890,766
Total	45,600	$107.03	45,600

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2017	2016	2015	2014	2013
Net sales	$380,506	$380,670	$378,150	$382,997	$368,548
Cost of products sold	166,621	166,301	177,972	184,144	179,385
Gross profit	213,885	214,369	200,178	198,853	189,163
Operating expenses	137,976	143,021	134,788	135,116	132,526
Income from operations	75,909	71,348	65,390	63,737	56,637
Interest and other (expense) income, net	(1,287)	1,441	(2,280)	(778)	230
Income before income taxes	74,622	72,789	63,110	62,959	56,867
Provision for income taxes	21,692	20,161	18,303	19,213	17,054
Net income	$52,930	$52,628	$44,807	$43,746	$39,813

Earnings per common share:
Basic	$3.73	$3.65	$3.05	$2.89	$2.55
Diluted	$3.72	$3.64	$3.04	$2.87	$2.54
Dividends per share	$1.89	$1.64	$1.48	$1.33	$1.22
Weighted-average shares outstanding -
diluted	14,123	14,379	14,649	15,148	15,619
Total assets	$369,717	$339,668	$339,257	$347,680	$323,064
Long-term obligations (1)	$154,907	$140,579	$133,427	$26,354	$25,912

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2017:

•

Consolidated net sales decreased $0.2 million for fiscal year 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $19.1 million on consolidated net sales for fiscal year 2017. Thus, on a constant currency basis, net sales would have increased by $18.9 million, or 5%, for fiscal year 2017 compared to the prior fiscal year. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the fiscal year ended August 31, 2017.

•

Consolidated net sales for the WD-40 Specialist product line were $25.8 million which is a 20% increase for fiscal year 2017 compared to the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 56.2% for fiscal year 2017 compared to 56.3% for the prior fiscal year.

•

Consolidated net income increased $0.3 million, or 1%, for fiscal year 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $3.5 million on consolidated net income for fiscal year 2017. Thus, on a constant currency basis, net income would have increased by $3.8 million, or 7%, for fiscal year 2017 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2017 were $3.72 versus $3.64 in the prior fiscal year.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2016 through August 31, 2017, the Company repurchased 290,573 shares at an average price of $107.04 per share, for a total cost of $31.1 million.

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

Results of Operations

Fiscal Year Ended August 31, 2017 Compared to Fiscal Year Ended August 31, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$342,295	$339,974	$2,321	1%
Homecare and cleaning products	38,211	40,696	(2,485)	(6)%
Total net sales	380,506	380,670	(164)	-
Cost of products sold	166,621	166,301	320	-
Gross profit	213,885	214,369	(484)	-
Operating expenses	137,976	143,021	(5,045)	(4)%
Income from operations	$75,909	$71,348	$4,561	6%
Net income	$52,930	$52,628	$302	1%
Earnings per common share - diluted	$3.72	$3.64	$0.08	2%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$184,929	$191,397	$(6,468)	(3)%
EMEA	136,771	135,235	1,536	1%
Asia-Pacific	58,806	54,038	4,768	9%
Total	$380,506	$380,670	$(164)	-

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$159,167	$163,655	$(4,488)	(3)%
Homecare and cleaning products	25,762	27,742	(1,980)	(7)%
Total	$184,929	$191,397	$(6,468)	(3)%
% of consolidated net sales	49%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $184.9 million, down $6.5 million, or 3%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the Americas segment from period to period.

Sales of maintenance products in the Americas segment decreased $4.5 million, or 3%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. This sales decrease was mainly driven by lower sales of maintenance products in the U.S., which declined 5% from period to period.  This decline in sales from period to period was primarily due to decreased sales associated with a lower level of promotional activities and the timing of customer orders for the WD-40 Multi-Use Product.  This lower level of sales in the U.S. was also attributable to efforts of certain of our customers in late fiscal year 2017 to more closely manage their inventory levels. The sales decrease of maintenance products in the U.S. was partially offset by increased sales of such products in Canada and Latin America, which increased 10% and 4%, respectively, from period to period. The sales increase in Canada was primarily due to added distribution of the WD-40 Bike product as well as higher sales due to successful promotional programs, which was partially driven by improving market and economic conditions, including those within the industrial channel in Western Canada as a result of increased activity levels in the oil industry. The sales increase in Latin America was primarily due to improved economic conditions in Puerto Rico in fiscal year 2017 compared to the prior fiscal year, as well as new distribution and successful promotional programs in several countries in South America. Although sales in Puerto Rico may decline in future periods during hurricane-related recovery efforts in response to Hurricane Maria, which made landfall in Puerto Rico in September 2017, sales in Puerto Rico are not material to the overall sales of the Company. The overall decrease in sales of WD-40 Multi-Use Product in the Americas segment was partially offset by higher sales of the WD-40 Specialist product line, which were up $1.5 million, or 13%, from period to period due to new distribution, particularly of certain new products within this product line during fiscal year 2017.

Sales of homecare and cleaning products in the Americas segment decreased $2.0 million, or 7%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the X-14, Spot Shot and Lava brand products in the U.S., which were down 13%, 9% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2017 compared to the prior fiscal year when 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$131,562	$129,217	$2,345	2%
Homecare and cleaning products	5,209	6,018	(809)	(13)%
Total (1)	$136,771	$135,235	$1,536	1%
% of consolidated net sales	36%	36%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $136.8 million, up $1.5 million, or 1%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2017 translated at the exchange rates in effect for the prior fiscal year would have been $155.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $20.6 million, or 15%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from the direct markets increased $1.3 million, or 1%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates had an unfavorable impact on sales in the direct markets in EMEA from period to period.  On a constant currency basis, sales in the direct markets would have increased by 15% from fiscal year 2017 compared to the prior fiscal year.

We experienced sales increases throughout most of the EMEA direct markets for the fiscal year ended August 31, 2017 compared to the prior fiscal year primarily due to a sales increase of $3.5 million, or 6%, in the Euro-based direct markets as a result of continued growth of the base business and higher sales of WD-40 Specialist. Sales of WD-40 Specialist in the Euro-based direct markets increased $1.6 million, or 36%, from period to period as a result of expanded distribution in most markets, but particularly in France. Although sales in the Euro-based direct markets also benefited from the strengthening of the Euro against the Pound Sterling, the functional currency of our U.K. subsidiary, they were impacted in the opposite direction by approximately the same amount due the weakening of the Pound Sterling against the U.S. Dollar from period to period. The sales increase in the Euro-based direct markets was partially offset by a sales decrease in the U.K. of $2.2 million, or 8%, as a result of the unfavorable impacts of changes in foreign currency exchange rates, specifically the Pound Sterling against the U.S. Dollar. In functional currency, sales in the U.K. increased by 4% primarily due to a favorable shift in product mix within the WD-40 Multi-Use Product from period to period. Sales from direct markets accounted for 65% of the EMEA segment’s sales for the fiscal year ended August 31, 2017 compared to 66% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.2 million, or 1%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year primarily due increased sales of WD-40 Multi-Use Product in the Eastern Europe and India. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets. The distributor markets accounted for 35% of the EMEA segment’s total sales for the fiscal year ended August 31, 2017, compared to 34% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$51,567	$47,102	$4,465	9%
Homecare and cleaning products	7,239	6,936	303	4%
Total	$58,806	$54,038	$4,768	9%
% of consolidated net sales	15%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $58.8 million, up $4.8 million, or 9%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Although changes in foreign currency exchange rates did not have a material impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 70% of the total sales in the Asia-Pacific segment, increased $3.7 million, or 10%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Sales in the Asia distributor markets increased $2.2 million, or 9%, primarily attributable to successful promotional programs and expanded distribution in the Asian distributor markets, particularly those in the Philippines, Bangladesh and Malaysia, from period to period. Sales in China increased $1.5 million, or 11%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased by 16% from period to period primarily due to new distribution and continued growth in sales to our largest customers throughout China.

Sales in Australia increased by $1.1 million, or 6%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on Australia sales. On a constant currency basis, sales would have increased by 2% for the fiscal year ended August 31, 2017 compared to the prior fiscal year primarily due to increased distribution and higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit decreased to $213.9 million for the fiscal year ended August 31, 2017 compared to $214.4 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 56.2% for the fiscal year ended August 31, 2017 compared to 56.3% for the prior fiscal year.

Gross margin was negatively impacted by 1.0 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans, primarily in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling from period to period resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. In addition, the combined effects of unfavorable sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.4 percentage points primarily due to an unfavorable shift in product mix as a result of a higher portion of sales in the Americas segment being made to lower margin maintenance products from period to period. Gross margin was also negatively impacted by 0.1 percentage points from period to period primarily due to higher warehousing and in-bound freight costs in the Americas segment.

These unfavorable impacts to gross margin were almost completely offset by changes in foreign currency exchange rates, which positively impacted gross margin by 1.3 percentage points due to the fluctuations in the exchange rates for both the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar.

The combined effect of the strengthening of both the Euro and U.S. Dollar against the Pound Sterling from period to period caused an increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. In addition, sales price increases in the EMEA segment over the last twelve months also positively impacted gross margin by 0.1 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.4 million and $16.1 million for the fiscal years ended August 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2017 decreased $3.2 million to $114.6 million from $117.8 million for the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 30.1% for the fiscal year ended August 31, 2017 from 30.9% for the prior fiscal year. The decrease in SG&A expenses was primarily attributable to favorable impacts due to changes in foreign currency exchange rates and lower employee-related costs from period to period. Changes in foreign currency exchange rates had a favorable impact of $5.4 million on SG&A expenses for the fiscal year ended August 31, 2017 compared to the prior fiscal year. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $2.7 million primarily due to lower earned incentive compensation, which was partially offset by increased headcount and higher stock-based compensation expense from period to period. The increase in stock-based compensation expense was due to the acceleration of expense of $0.8 million for certain equity awards granted during the first quarter of fiscal year 2017 under updated equity award agreements that include expanded accelerated vesting provisions in the event of retirement of the award recipients. These decreases were partially offset by increased costs associated with freight, professional services, travel and meetings, general office overhead and depreciation, and other miscellaneous expenses from period to period. Freight costs associated with shipping products to our customers increased $1.3 million primarily due to higher sales volumes in the EMEA segment from period to period as well as the unfavorable impact from changes in foreign currency exchange rates in our Euro-based direct markets from period to period. Professional services costs increased $1.1 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Travel and meeting expenses increased $0.9 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. In addition, general office overhead and depreciation expense increased $0.7 million primarily due to higher rent expense for certain offices that the Company leases as well as higher depreciation expense, primarily in the EMEA segment. Other miscellaneous expenses, the largest of which were related to sales commissions and research and development costs, increased by $0.9 million for the fiscal year ended August 31, 2017 compared to the prior fiscal year.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2017 and 2016 were $8.4 million and $7.7 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2017 decreased $1.8 million to $20.5 million from $22.3 million for the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.4% for the fiscal year ended August 31, 2017 from 5.9% for the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $1.1 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2017 would have decreased by $0.7 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2018 is expected to be near 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $17.5 million and $16.1 million for the fiscal years ended August 31, 2017 and 2016, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $38.0 million and $38.4 million for the fiscal years ended August 31, 2017 and 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $2.9 million and $3.0 million for the fiscal years ended August 31, 2017 and 2016, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$48,303	$48,404	$(101)	-
EMEA	35,389	31,702	3,687	12%
Asia-Pacific	16,765	15,162	1,603	11%
Unallocated corporate (1)	(24,548)	(23,920)	(628)	3%
	$75,909	$71,348	$4,561	6%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $48.3 million, down $0.1 million, for the fiscal year ended August 31, 2017 compared to the prior fiscal year, primarily due to a $6.5 million decrease in sales and a lower gross margin, which were almost completely offset by lower operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 55.1% to 54.4% period over period. This decrease in the gross margin was primarily due to the negative impacts of unfavorable sales mix changes as well as higher warehousing and in-bound freight costs from period to period.  These unfavorable impacts were partially offset by the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses decreased $4.8 million period over period due to lower employee-related expenses, primarily those associated with earned incentive compensation, and decreased advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 25.3% to 26.1% period over period.

EMEA

Income from operations for the EMEA segment increased to $35.4 million, up $3.7 million, or 12%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year, primarily due to a higher gross margin, lower operating expenses and a $1.5 million increase in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 58.7% to 59.6% period over period primarily due to the combined positive impacts of favorable fluctuations in foreign currency exchange rates and sales mix changes, which were partially offset by the negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses decreased $1.6 million primarily due to the favorable impacts of fluctuations in foreign currency exchange rates and lower earned incentive compensation expense, which were partially offset by increased headcount and other employee-related expenses from period to period. Operating income as a percentage of net sales increased from 23.4% to 25.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $16.8 million, up $1.6 million, or 11%, for the fiscal year ended August 31, 2017 compared to the prior fiscal year, primarily due to a $4.8 million increase in sales, which was partially offset by a lower gross margin and an increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.8% to 54.2% period over period due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well a higher level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating expenses increased $0.7 million period over period primarily due to higher employee-related expenses and information systems support costs. Operating income as a percentage of net sales increased from 28.1% to 28.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	Change
Interest income	$508	$683	$(175)
Interest expense	$2,582	$1,703	$879
Other income	$787	$2,461	$(1,674)
Provision for income taxes	$21,692	$20,161	$1,531

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2017 compared to the prior fiscal year.

Interest Expense

Interest expense increased $0.9 million for the fiscal year ended August 31, 2017 compared to the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income

Other income decreased by $1.7 million for the fiscal year ended August 31, 2017 compared to the prior fiscal year primarily due to lower net foreign currency exchange gains from period to period. This significant decrease in foreign currency exchange gains was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the fiscal year ended August 31, 2017 compared to the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 29.1% of income before income taxes for the fiscal year ended August 31, 2017 compared to 27.7% for the prior fiscal year. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.

Net Income

Net income was $52.9 million, or $3.72 per common share on a fully diluted basis, for fiscal year 2017 compared to $52.6 million, or $3.64 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $3.5 million on net income for fiscal year 2017. Thus, on a constant currency basis, net income for fiscal year 2017 would have been $56.4 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $191.4 million, up $4.1 million, or 2%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. Changes in foreign currency exchange rates in Canada had an unfavorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended August 31, 2016 translated at the exchange rates in effect for fiscal year 2015 would have been $192.5 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $5.2 million, or 3%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015.

Sales of maintenance products in the Americas segment increased $6.7 million, or 4%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which increased 6% and 3%, respectively, from period to period. The sales increase in the U.S. was primarily due to a higher level of promotional activities for all maintenance products and the added distribution of WD-40 EZ Reach Flexible Straw product, which was launched in late fiscal year 2015. The sales increase in Latin America was primarily due to the success of certain promotional programs which were conducted in the second quarter of fiscal year 2016, primarily those in Mexico and Chile, as well as the continued growth of the WD-40 Multi-Use Product throughout the Latin America region. The sales increases in the U.S. and Latin America were partially offset by a sales decrease in Canada of 14%, from period to period. This decrease was primarily due to lower sales associated with promotional programs, most of which was driven by unstable market and economic conditions, particularly in the industrial channel in Western Canada as a result of reduced activity in the oil industry. In addition, sales in Canada were negatively impacted by unfavorable changes in foreign currency exchange rates form period to period. Also contributing to the overall sales increase of maintenance products in the Americas segment was higher sales of the WD-40 Specialist product line, which were up $1.1 million, or 10%, from period to period due to new distribution, particularly of certain new products within this product line during the fourth quarter of fiscal year 2016.

Sales of homecare and cleaning products in the Americas segment decreased $2.6 million, or 9%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. This sales decrease was driven primarily by a decrease in sales of Spot Shot carpet stain remover and 2000 Flushes automatic toilet bowl cleaners, most of which is related to the U.S., of 13% and 7%, respectively. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from and promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2016 compared to fiscal year 2015 when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $135.2 million, down $1.6 million, or 1%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2016 translated at the exchange rates in effect for fiscal year 2015 would have been $146.5 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $9.7 million, or 7%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015.

The countries in EMEA where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from direct markets increased $1.2 million, or 1%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. Changes in foreign currency exchange rates had an unfavorable impact on sales in the direct markets in EMEA from period to period.  On a constant currency basis, sales in the direct markets would have increased by 10% from fiscal year 2016 compared to fiscal year 2015.

We experienced sales increases throughout most of the EMEA direct markets for the fiscal year ended August 31, 2016 compared to fiscal year 2015, with percentage increases in sales as follows: the Germanics region, 10%; Italy, 9%; and France, 1%. Sales increases in these direct markets were primarily due to increased sales of the WD-40 Multi-Use Product, particularly in the Germanics region. Sales in the Germanics increased from period to period due to a change in the distribution model for the do-it-yourself (DIY) channel that we made for this region in fiscal year 2015.  In the third quarter of fiscal year 2015, we shifted away from a distribution model for this channel where we sold product through a large wholesale customer who then supplied various retail customers to one where we sell direct to these retail customers. Due to the successful build of our direct customer base in this new model in fiscal year 2016, sales in this region were positively impacted from period to period. The increased sales in these regions were partially offset by sales decreases in the U.K. and Iberia of 6% and 1%, respectively. Sales in the U.K. decreased from period to period primarily due to decreased distribution of our 1001 brand in the retail channel from period to period.   Sales generated in Euro in the direct markets also resulted in slightly higher Pound Sterling sales in fiscal year 2016 due the strengthening of the Euro against the Pound Sterling from period to period. The average exchange rate for the Euro against the Pound Sterling increased from 0.7497 to 0.7637, or 2%, from period to period. Also contributing to the overall sales increase in the direct markets were increased sales of the WD-40 Specialist product line of $1.9 million, or 45%, from period to period due to expanded distribution. Sales from direct markets accounted for 66% of the EMEA segment’s sales for fiscal year ended August 31, 2016 compared to 63% of the EMEA segment’s sales for fiscal year 2015.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $2.8 million, or 6%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015 primarily due to an 11% decrease in sales in Russia as a result of the unstable market conditions in Eastern Europe which started in the third quarter of our fiscal year 2015. Although the market conditions in Russia began to stabilize in fiscal year 2016, our sales did not return in fiscal year 2016 to the levels that we experienced prior to the third quarter of fiscal year 2015.  Sales were also negatively impacted in fiscal year 2016 by continued political and economic instability in other countries in the distributor markets.  Since a high percentage of sales in the distributor markets in the EMEA segment are generated in U.S. Dollars, there were insignificant impacts due to changes in the foreign currency exchange rates from period to period. The distributor markets accounted for 34% of the EMEA segment’s total sales for the fiscal year ended August 31, 2016, compared to 37% for fiscal year 2015.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2016	2015	Dollars	Percent
Maintenance products	$47,102	$46,639	$463	1%
Homecare and cleaning products	6,936	7,320	(384)	(5)%
Total	$54,038	$53,959	$79	-
% of consolidated net sales	14%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region remained constant at $54.0 million for each of the fiscal years ended August 31, 2016 and 2015. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia Pacific segment from period to period. Sales for the fiscal year ended August 31, 2016 translated at the exchange rates in effect for fiscal year 2015 would have been $56.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.8 million, or 5%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment, increased $0.8 million, or 2%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. Sales in the Asia distributor markets increased $0.7 million, or 3%, from period to period, primarily attributable to increased distribution resulting from the success of certain significant promotional programs for the WD-40 Multi-Use Product in the Asian distributor markets, particularly those in Vietnam, Sri Lanka, and Thailand. Although sales in China remained relatively constant at $13.3 million and $13.2 million for the fiscal years ended August 31, 2016 and 2015, respectively, changes in foreign currency exchange rates had an unfavorable impact on sales in China.  On a constant currency basis, sales would have increased by 7% from period to period primarily due to increased distribution, particularly in Southern China.

Sales in Australia decreased by $0.8 million, or 4%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015. Changes in foreign currency exchange rates had an unfavorable impact on Australia sales. On a constant currency basis, sales would have increased by 7% for the fiscal year ended August 31, 2016 compared to fiscal year 2015 primarily due to increased distribution and higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit increased to $214.4 million for the fiscal year ended August 31, 2016 compared to $200.2 million for fiscal year 2015. As a percentage of net sales, gross profit increased to 56.3% for the fiscal year ended August 31, 2016 compared to 52.9% for fiscal year 2015.

Gross margin was positively impacted by 2.4 percentage points from period to period due to favorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles.  The average cost of crude oil which flowed through our cost of goods sold was significantly lower in fiscal year 2016 as compared to fiscal year 2015, thus resulting in positive impacts to our gross margin from period to period. The combined effects of favorable sales mix changes and other miscellaneous costs positively impacted gross margin by 0.4 percentage points primarily due to a favorable shift in product mix as a result of a higher portion of sales in the Americas segment being made of higher margin maintenance products from period to period. Gross margin was also positively impacted by 0.2 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments in fiscal year 2016. In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.1 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2016 increased $8.9 million to $117.8 million from $108.9 million for fiscal year 2015. As a percentage of net sales, SG&A expenses increased to 30.9% for the fiscal year ended August 31, 2016 from 28.8% for fiscal year 2015. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs and other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $11.5 million. This increase was primarily due to higher accruals for earned incentive compensation from period to period as well as annual compensation increases, which take effect in the first quarter of the fiscal year, and increased headcount. Freight costs associated with shipping products to our customers increased $1.0 million primarily due to higher sales volumes in the EMEA segment from period to period as well as additional costs associated with the shift in the distribution model in the Germanics region in EMEA. Other miscellaneous expenses, which primarily include sales commissions and depreciation expense, increased by $0.8 million period over period. These increases were partially offset by changes in foreign currency exchange rates, which had a favorable impact of $4.4 million on SG&A expenses for the fiscal year ended August 31, 2016 compared to fiscal year 2015.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2016 decreased $0.6 million to $22.3 million from $22.9 million for fiscal year 2015. As a percentage of net sales, these expenses decreased to 5.9% for the fiscal year ended August 31, 2016 from 6.0% for fiscal year 2015. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.9 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2016 would have increased by $0.3 million, primarily due to a higher level of promotional programs and marketing support in the EMEA segment from period to period.

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

Americas

Income from operations for the Americas segment increased to $48.4 million, up $1.7 million, or 4%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015, primarily due to a $4.1 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased from 52.6% to 55.1% period over period. This increase in the gross margin was primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as favorable sales mix changes, which were slightly offset by increased warehousing and in-house freight costs from period to period. The higher level of sales from period to period was accompanied by a $5.1 million increase in operating expenses, most of which related to increased headcount and higher earned incentive compensation expenses period over period. Operating income as a percentage of net sales increased from 24.9% to 25.3% period over period.

EMEA

Income from operations for the EMEA segment increased to $31.7 million, up $1.5 million, or 5%, for the fiscal year ended August 31, 2016 compared to fiscal year 2015, primarily due to a higher gross margin, which was partially offset by a $1.6 million decrease in sales and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 54.6% to 58.7% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as sales price increases. Fluctuations in foreign currency exchange rates also had a significant favorable impact on gross margin from period to period. Operating expenses increased $3.1 million mainly related to higher earned incentive compensation expenses period over period.  Operating income as a percentage of net sales increased from 22.0% to 23.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $15.2 million, up $2.6 million, or 20%, the fiscal year ended August 31, 2016 compared to fiscal year 2015, primarily due to a higher gross margin.  As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 49.9% to 54.8% period over period primarily due to the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans, sales price increases, and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. Also contributing to the increased gross margin from period to period was the write-off of product and other costs related to a quality issue that occurred during fiscal year 2015 in the Asia distributor markets. Operating income as a percentage of net sales increased from 23.4% to 28.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	Change
Interest income	$683	$584	$99
Interest expense	$1,703	$1,205	$498
Other income (expense), net	$2,461	$(1,659)	$4,120
Provision for income taxes	$20,161	$18,303	$1,858

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2016 compared to fiscal year 2015.

Interest Expense

Interest expense increased $0.5 million for the fiscal year ended August 31, 2016 compared to fiscal year 2015 primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $4.1 million for the fiscal year ended August 31, 2016 compared to fiscal year 2015 primarily due to net foreign currency exchange gains which were recorded for fiscal year ended August 31, 2016 compared to net foreign currency exchange losses which were recorded in fiscal year 2015 as a result of significant fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 27.7% of income before income taxes for the fiscal year ended August 31, 2016 compared to 29.0% for fiscal year 2015. The decrease in the effective income tax rate from period to period was driven by an increase in the portion of taxable earnings attributable to foreign operations, particularly those in the U.K., which are taxed at lower tax rates.

Net Income

Net income was $52.6 million, or $3.64 per common share on a fully diluted basis, for fiscal year 2016 compared to $44.8 million, or $3.04 per common share on a fully diluted basis, for fiscal year 2015. Changes in foreign currency exchange rates year over year had an unfavorable impact of $2.8 million on net income for fiscal year 2016. Thus, on a constant currency basis, net income for fiscal year 2016 would have been $55.4 million.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2017	2016	2015
Gross margin - GAAP	56%	56%	53%
Cost of doing business as a percentage of net sales - non-GAAP	35%	36%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	22%	21%	19%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2017	2016	2015
Total operating expenses - GAAP	$137,976	$143,021	$134,788
Amortization of definite-lived intangible assets	(2,879)	(2,976)	(3,039)
Depreciation (in operating departments)	(2,789)	(2,744)	(2,664)
Cost of doing business	$132,308	$137,301	$129,085
Net sales	$380,506	$380,670	$378,150
Cost of doing business as a percentage of net sales - non-GAAP	35%	36%	34%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net income - GAAP	$52,930	$52,628	$44,807
Provision for income taxes	21,692	20,161	18,303
Interest income	(508)	(683)	(584)
Interest expense	2,582	1,703	1,205
Amortization of definite-lived
intangible assets	2,879	2,976	3,039
Depreciation	3,890	3,489	3,425
EBITDA	$83,465	$80,274	$70,195
Net sales	$380,506	$380,670	$378,150
EBITDA as a percentage of net sales - non-GAAP	22%	21%	19%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $52.3 million for fiscal year 2017 compared to $60.6 million for fiscal year 2016. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million revolving credit facility with Bank of America, N.A. (“Bank of America”), which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. The Company also utilized this revolving credit facility to fund the purchase and buildout of its new headquarters office, which was purchased in September 2016 and completed in August 2017. The new office building houses both corporate employees and employees in the Company’s Americas segment.

During the fiscal year ended August 31, 2017, we had net new borrowings of $32.0 million U.S. dollars under the revolving credit facility. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of August 31, 2017, we had a $154.0 million outstanding balance on the revolving credit facility, of which $134.0 million was classified as long-term and $20.0 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit. Per the terms of the revolving credit facility agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At August 31, 2017, we were in compliance with all debt covenants as required by the revolving credit facility and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At August 31, 2017, we had a total of $117.2 million in cash and cash equivalents and short-term investments. Of this balance, $114.0 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. In the event that management elects for any reason in the future to repatriate additional foreign earnings that were previously deemed to be indefinitely reinvested outside of the U.S., we would be required to record additional tax expense at the time when we determine that such foreign earnings are no longer deemed to be indefinitely reinvested outside of the United States.

We believe that our existing consolidated cash and cash equivalents at August 31, 2017, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net cash provided by operating activities	$52,337	$60,604	$55,064
Net cash used in investing activities	(42,291)	(20,920)	(16,951)
Net cash used in financing activities	(23,603)	(38,536)	(38,663)
Effect of exchange rate changes on cash and cash equivalents	(252)	(4,153)	(3,357)
Net decrease in cash and cash equivalents	$(13,809)	$(3,005)	$(3,907)

Operating Activities

Net cash provided by operating activities decreased $8.3 million to $52.3 million for fiscal year 2017 from $60.6 million for fiscal year 2016. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2017 was net income of $52.9 million, which increased $0.3 million from period to period. The changes in our working capital from period to period were primarily attributable to an overall decrease in accrued payroll and related expenses due to higher earned incentive payouts in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year as well as lower earned incentive accruals during the fiscal year ended August 31, 2017 as compared to the prior fiscal year. These earned incentive payouts and accruals are based on the Company achieving targets for EBITDA which are set each fiscal year. As a result, these amounts have varied year over year due to the Company’s actual or expected achievement of these targets. Higher income taxes receivable balances also contributed to the overall decrease in cash provided by operating activities from period to period.  These impacts to working capital were partially offset by changes in trade accounts receivable balances year over year.  Such balances a decreased slightly from fiscal year 2016 to fiscal year 2017 whereas they increased significantly from fiscal year 2015 to fiscal year 2016.  The significant increase in the trade accounts receivable balance at the end of fiscal year 2016 was primarily due to increased sales volumes in the fourth quarter of fiscal year 2016 as compared to the same quarter in fiscal year 2015 and the timing of payments received from our customers from period to period.

Net cash provided by operating activities increased $5.5 million to $60.6 million for fiscal year 2016 from $55.1 million for fiscal year 2015. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2016 was net income of $52.6 million, which increased $7.8 million from period to period. This increase was slightly offset by changes in our working capital, which were primarily attributable to an overall increase in the trade accounts receivable balance due to increased sales volumes in the fourth quarter of fiscal year 2016 as compared to the same quarter in fiscal year 2015 and the timing of payments received from our customers from period to period. Also contributing to the change in working capital from period to period were lower earned incentive payouts in the first quarter of fiscal year 2016 compared to the same period of fiscal year 2015 as well as significantly higher accruals for earned incentive compensation in fiscal year 2016 as compared fiscal year 2015.

Investing Activities

Net cash used in investing activities increased $21.4 million to $42.3 million for fiscal year 2017 from $20.9 million for fiscal year 2016 primarily due to an increase of $16.4 million in cash outflow during the fiscal year 2017 related to the purchase and buildout of the Company’s new office building, which was completed in August 2017. Also contributing to the total cash outflows was a $5.7 million net increase from period to period in purchases of short-term investments that were made primarily by our U.K. and Australia subsidiaries.

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

Financing Activities

Net cash used in financing activities decreased $14.9 million to $23.6 million for fiscal year 2017 from $38.5 million for fiscal year 2016 primarily due to an $18.0 million increase in cash inflows from our revolving credit facility and a $1.0 million decrease in cash outflows for treasury stock purchases from period to period. This decrease was partially offset by an increase of $3.1 million in dividends paid.  Also offsetting cash inflows from financing activities was a $0.5 million decrease in excess tax benefits from settlements of stock-based equity awards and a $0.5 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period.

Net cash used in financing activities decreased $0.2 million to $38.5 million for fiscal year 2016 from $38.7 million for fiscal year 2015 primarily due to a $4.0 million increase in cash proceeds from our revolving credit facility, which was almost completely offset by a $1.9 million increase in dividends paid and a $1.9 million increase in cash outflow for treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.3 million, $4.2 million and $3.4 million for fiscal years 2017, 2016 and 2015, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through August 31, 2017, the Company repurchased 290,573 shares at a total cost of $31.1 million under this $75.0 million plan.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2016, the Board of Directors declared a  17% increase in the regular quarterly cash dividend, increasing it from $0.42 per share to $0.49 per share.  On October 10, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on October 31, 2017 to shareholders of record on October 20, 2017. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2017 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Operating leases	$5,660	$1,856	$2,116	$1,218	$470

The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2017:

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

•

Under the current terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing March 13, 2015 through May 13, 2020. As of August 31, 2017, we had $154.0 million outstanding on this credit facility. Based on our most recent cash projections and anticipated business activities, we expect to borrow additional amounts ranging from $15.0 million to $20.0 million in fiscal year 2018. We estimate that the interest associated with these incremental borrowings will be approximately $0.4 million for fiscal year 2018 based on estimated applicable interest rates and the expected dates of future borrowings. For additional details on this revolving line of credit, refer to the information set forth in Note 7 – Debt.

•

At August 31, 2017, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.0 million. We have estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our sales incentive allowances accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2017 were to differ by 10%, the impact on net sales would be approximately $0.7 million.

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

During the second quarter of fiscal year 2017, we performed our annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASU No. 2011-08, “Testing Goodwill for Impairment”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key employees; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 28, 2017.  We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2016 and 2015.

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

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2017.

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

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2017, 2016 and 2015.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact the Company’s consolidated financial statements and related disclosures is incorporated by reference to Part IV—Item 15, “Notes to Condensed Consolidated Financial Statements” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in this report.

Related Parties

The information required by this item is incorporated by reference to Part IV—Item 15, “Notes to Condensed Consolidated Financial Statements” Note 10 — Related Parties, included in this report.

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

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, specifically the Euro. The Company regularly monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Interest Rate Risk

As of August 31, 2017, the Company had a $154.0 million outstanding balance on its existing $175.0 million revolving credit facility agreement with Bank of America. This $175.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until May 13, 2020. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2017 and 2016 and for each of the three fiscal years in the period ended August 31, 2017, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2017
	1st	2nd	3rd	4th	Total
Net sales	$89,248	$96,519	$98,178	$96,561	$380,506
Gross profit	$51,040	$54,462	$54,287	$54,096	$213,885
Net income	$11,758	$12,360	$14,444	$14,368	$52,930
Diluted earnings per common share	$0.82	$0.87	$1.02	$1.01	$3.72

	Fiscal Year Ended August 31, 2016
	1st	2nd	3rd	4th	Total
Net sales	$92,522	$94,550	$96,446	$97,152	$380,670
Gross profit	$51,408	$52,362	$54,811	$55,788	$214,369
Net income	$12,062	$13,669	$12,665	$14,232	$52,628
Diluted earnings per common share	$0.83	$0.94	$0.88	$0.99	$3.64

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2017, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2017, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2017, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2017 Annual Meeting of Stockholders on December 12, 2017 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2017:

Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon exercise		Weighted-average exercise		equity compensation plans
	of outstanding options,		price of outstanding options		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Plan category
Equity compensation plans
approved by security holders	198,525	(1)	$36.03	(2)	979,546
Equity compensation plans not
approved by security holders	n/a		n/a		n/a
	198,525	(1)	$36.03	(2)	979,546

(1)  Includes 5,960 securities to be issued upon exercise of outstanding stock options; 116,770 securities to be issued pursuant to outstanding restricted stock units; 44,919 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 30,876 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

(2)  Weighted average exercise price only applies to stock options outstanding of 5,960, which is included as a component of the number of securities to be issued upon exercise of outstanding options, warrants and rights.

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

(3) Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed July 14, 2017, Exhibit 3.1 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(t) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Company 2007 Stock Incentive Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 10(a) thereto.

10(c)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2015, Exhibit 10(b) thereto.

10(d)	WD-40 Directors’ Compensation Policy and Election Plan dated October 9, 2017.

10(e)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(f)

Form of Restricted Stock Unit Award Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2015 and 2016, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2016, Exhibit 10(e) thereto.

10(g)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2017.

10(h)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2015 and 2016, incorporated by reference from the Registrant’s Form 8-K filed October 31, 2012, Exhibit 10(a) thereto.

10(i)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2017.

10(j)	Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers in fiscal year 2017.

10(k)	Amended and Restated of WD-40 Company’s Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 1, 2012, Appendix A thereto.

10(l)

Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2016, Exhibit 10(i) thereto.

10(m)

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

10(o)

Change of Control Severance Agreement between WD-40 Company and Stanley A. Sewitch dated October 15, 2014, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2014, Exhibit 10(j) thereto.

10(p)	Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006.

10(q)	Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006.

10(r)	Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006.

10(s)	Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006.

10(t)	Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2017, Exhibit 10(c) thereto

10(u)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A..

10(v)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2013, Exhibit 10(b) thereto.

10(w)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto.

10(x)

Third Amendment to Credit Agreement dated November 16, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 19, 2015, Exhibit 10(a) thereto.

10(y)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(z)	Purchase and Sale Agreement and Escrow Instructions dated July 29, 2016, incorporated by reference from the Registrant’s Form 8-K filed August 4, 2016, Exhibit 10(a) thereto.

10(aa)

Standard Form of Agreement between Owner and Contractor dated February 23, 2017 and Change Order #1 dated March 9, 2017 between WD-40 Company and Back’s Construction, Inc., incorporated by reference from the Registrant’s Form 10-Q filed April 6, 2017, Exhibit 10(d) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 23, 2017.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 23, 2017

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 23, 2017

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 23, 2017

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 23, 2017

/s/ MARIO L. CRIVELLO
MARIO L. CRIVELLO, Director
Date: October 23, 2017

/s/ ERIC P. ETCHART
ERIC P. ETCHART, Director
Date: October 23, 2017

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 23, 2017

/s/ DANIEL E. PITTARD
DANIEL E. PITTARD, Director
Date: October 23, 2017

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 23, 2017

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of WD-40 Company and its subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 23, 2017

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,082	$50,891
Short-term investments	80,166	57,633
Trade accounts receivable, less allowance for doubtful
accounts of $240 and $394 at August 31, 2017
and 2016, respectively	64,259	64,680
Inventories	35,340	31,793
Other current assets	8,007	4,475
Total current assets	224,854	209,472
Property and equipment, net	29,439	11,545
Goodwill	95,597	95,649
Other intangible assets, net	16,244	19,191
Deferred tax assets, net	495	621
Other assets	3,088	3,190
Total assets	$369,717	$339,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$20,898	$18,690
Accrued liabilities	18,997	15,757
Accrued payroll and related expenses	14,222	20,866
Revolving credit facility, current portion	20,000	-
Income taxes payable	1,306	3,381
Total current liabilities	75,423	58,694
Revolving credit facility	134,000	122,000
Deferred tax liabilities, net	18,949	16,365
Other long-term liabilities	1,958	2,214
Total liabilities	230,330	199,273

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,688,238 and 19,621,820 shares issued at August 31, 2017 and 2016, respectively; and 13,984,183 and 14,208,338 shares outstanding at
August 31, 2017 and 2016, respectively	20	20
Additional paid-in capital	150,692	145,936
Retained earnings	315,764	289,642
Accumulated other comprehensive income (loss)	(28,075)	(27,298)
Common stock held in treasury, at cost ― 5,704,055 and 5,413,482
shares at August 31, 2017 and 2016, respectively	(299,014)	(267,905)
Total shareholders' equity	139,387	140,395
Total liabilities and shareholders' equity	$369,717	$339,668

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2017	2016	2015

Net sales	$380,506	$380,670	$378,150
Cost of products sold	166,621	166,301	177,972
Gross profit	213,885	214,369	200,178

Operating expenses:
Selling, general and administrative	114,560	117,767	108,873
Advertising and sales promotion	20,537	22,278	22,876
Amortization of definite-lived intangible assets	2,879	2,976	3,039
Total operating expenses	137,976	143,021	134,788

Income from operations	75,909	71,348	65,390

Other income (expense):
Interest income	508	683	584
Interest expense	(2,582)	(1,703)	(1,205)
Other income (expense), net	787	2,461	(1,659)
Income before income taxes	74,622	72,789	63,110
Provision for income taxes	21,692	20,161	18,303
Net income	$52,930	$52,628	$44,807

Earnings per common share:
Basic	$3.73	$3.65	$3.05
Diluted	$3.72	$3.64	$3.04

Shares used in per share calculations:
Basic	14,089	14,332	14,582
Diluted	14,123	14,379	14,649

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2017	2016	2015

Net income	$52,930	$52,628	$44,807
Other comprehensive loss:
Foreign currency translation adjustment	(777)	(18,576)	(9,825)
Total comprehensive income	$52,153	$34,052	$34,982

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2014	19,464,310	$19	$136,212	$237,596	$1,103	4,709,948	$(205,515)	$169,415
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	82,578	1	1,449					1,450
Stock-based compensation			2,782					2,782
Tax benefits from settlements of
stock-based equity awards			1,208					1,208
Cash dividends ($1.48 per share)				(21,720)				(21,720)
Acquisition of treasury stock						386,450	(30,259)	(30,259)
Foreign currency translation adjustment					(9,825)			(9,825)
Net income				44,807				44,807
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	74,932		(1,434)					(1,434)
Stock-based compensation			3,655					3,655
Tax benefits from settlements of
stock-based equity awards			2,064					2,064
Cash dividends ($1.64 per share)				(23,669)				(23,669)
Acquisition of treasury stock						317,084	(32,131)	(32,131)
Foreign currency translation adjustment					(18,576)			(18,576)
Net income				52,628				52,628
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	66,418		(921)					(921)
Stock-based compensation			4,138					4,138
Tax benefits from settlements of
stock-based equity awards			1,539					1,539
Cash dividends ($1.89 per share)				(26,808)				(26,808)
Acquisition of treasury stock						290,573	(31,109)	(31,109)
Foreign currency translation adjustment					(777)			(777)
Net income				52,930				52,930
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2017	2016	2015
Operating activities:
Net income	$52,930	$52,628	$44,807
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,769	6,465	6,464
Net gains on sales and disposals of property and equipment	(115)	(75)	(71)
Deferred income taxes	1,608	(2,227)	(1,334)
Excess tax benefits from settlements of stock-based equity awards	(1,539)	(2,064)	(1,205)
Stock-based compensation	4,138	3,655	2,782
Unrealized foreign currency exchange losses (gains), net	364	(986)	2,086
Provision for bad debts	(138)	52	302
Changes in assets and liabilities:
Trade accounts receivable	482	(9,936)	(314)
Inventories	(3,487)	(1,001)	2,037
Other assets	(3,514)	1,557	1,731
Accounts payable and accrued liabilities	2,827	2,871	(2,464)
Accrued payroll and related expenses	(8,328)	5,486	(2,722)
Income taxes payable	605	4,235	2,737
Other long-term liabilities	(265)	(56)	228
Net cash provided by operating activities	52,337	60,604	55,064

Investing activities:
Purchases of property and equipment	(20,150)	(4,354)	(5,784)
Proceeds from sales of property and equipment	430	301	333
Acquisition of business	-	-	(4,117)
Purchases of short-term investments	(27,136)	(24,899)	(10,575)
Maturities of short-term investments	4,565	8,032	3,192
Net cash used in investing activities	(42,291)	(20,920)	(16,951)

Financing activities:
Treasury stock purchases	(31,109)	(32,131)	(30,259)
Dividends paid	(26,808)	(23,669)	(21,720)
Proceeds from issuance of common stock	775	1,200	2,111
Excess tax benefits from settlements of stock-based equity awards	1,539	2,064	1,205
Net proceeds from revolving credit facility	32,000	14,000	10,000
Net cash used in financing activities	(23,603)	(38,536)	(38,663)
Effect of exchange rate changes on cash and cash equivalents	(252)	(4,153)	(3,357)
Net decrease in cash and cash equivalents	(13,809)	(3,005)	(3,907)
Cash and cash equivalents at beginning of period	50,891	53,896	57,803
Cash and cash equivalents at end of period	$37,082	$50,891	$53,896

Supplemental cash flow information:
Cash paid for:
Interest	$2,625	$1,573	$1,168
Income taxes, net of tax refunds received	$21,933	$16,494	$15,414

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

Short-term Investments

The Company's short-term investments consist of term deposits and callable time deposits. These short-term investments had a carrying value of $80.2 million and  $57.6 million at August 31, 2017 and 2016, respectively. The term deposits are subject to penalty for early redemption before their maturity, and the callable time deposits require a notice before redemption.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2017 and 2016.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles,  three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $3.9 million, $3.5 million and $3.4 million for fiscal years 2017,  2016 and 2015, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $1.1 million for fiscal year 2017 and $0.8 million for each of the fiscal years ended August 31, 2016 and 2015.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing additional quantitative tests is unnecessary. Otherwise, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2017, 2016 and 2015.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2017, 2016 and 2015.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2017, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of long-term borrowings on the Company’s consolidated balance sheets approximate fair value and is also classified as Level 2 within the fair value hierarchy. During the fiscal years ended August 31, 2017, 2016 and 2015, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2017 and 2016.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party warehouses are capitalized in the cost of inventory and subsequently included in cost of sales when recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $16.4 million, $16.1 million and $15.8 million for fiscal years 2017, 2016 and 2015, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $20.5 million, $22.3 million and $22.9 million for fiscal years 2017, 2016 and 2015, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $8.4 million, $7.7 million and $9.0 million in fiscal years 2017, 2016 and 2015, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income (expense) in the Company’s consolidated statements of operations. The Company had $0.4 million and $2.4 million of net gains in foreign currency transactions in fiscal years 2017 and 2016, respectively, and $1.7 million of net losses in fiscal year 2015.

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, specifically the Euro. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2017, the Company had a notional amount of $23.4 million outstanding in foreign currency forward contracts, which matured in September 2017. Unrealized net losses related to foreign currency forward contracts were $0.6 million at August 31, 2017, while unrealized net gains and losses were not significant at August 31, 2016.  Realized net losses related to foreign currency forward contracts were $0.5 million for the fiscal year ended August 31, 2017, while realized net gains and losses were not significant for the fiscal year ended August 31, 2016.

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

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of stock options, restricted stock units,  market share units and deferred performance units granted under the Company’s prior and current equity incentive plans.

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

The Company calculates its windfall tax benefits additional paid-in capital pool that is available to absorb tax deficiencies in accordance with the short-cut method provided for by the authoritative guidance for share-based payments. As of August 31, 2017, the Company determined that it has a remaining pool of windfall tax benefits.

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

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This updated guidance requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern within one year of the date that the financial statements are issued and provide related disclosures if necessary. This guidance is effective for the first annual fiscal period ending after December 15, 2016, and for all interim and annual periods thereafter. The Company adopted this guidance in the fourth quarter of fiscal year 2017 on a prospective basis and there was no impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption was permitted. The Company did not adopt this updated guidance early and therefore this guidance will become effective for the Company during the first quarter of fiscal year 2018. The Company expects that the adoption of this new guidance will have a more than inconsequential impact on the Company’s consolidated financial statements. For example, if the Company had adopted this updated guidance in fiscal year 2017, its income tax expense for the year would have been reduced by approximately $1.5 million due to the recognition of excess tax benefits in the provision for income taxes rather than through additional paid-in-capital. The Company also expects to change its policy related to forfeitures upon adoption of this new guidance such that it will recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate. Although the Company is still assessing the impacts of this change in policy for forfeitures on its consolidated financial statements, it does not expect that the impact will be material. In addition, the Company’s presentation of employee taxes paid on shares of certain equity awards withheld by the Company for tax-withholding purposes will be reported as a financing activity instead of an operating activity in the Consolidated Statement of Cash Flows, while the excess tax benefits from settlements of stock-based equity awards will be reported as an operating activity under this new guidance.

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

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2017	2016
Product held at third-party contract manufacturers	$3,021	$3,521
Raw materials and components	3,021	2,996
Work-in-process	215	163
Finished goods	29,083	25,113
Total	$35,340	$31,793

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2017	2016
Machinery, equipment and vehicles	$17,491	$14,892
Buildings and improvements	16,953	4,223
Computer and office equipment	4,552	3,605
Software	7,947	7,392
Furniture and fixtures	1,608	1,286
Capital in progress	861	2,200
Land	3,453	254
Subtotal	52,865	33,852
Less: accumulated depreciation and amortization	(23,426)	(22,307)
Total	$29,439	$11,545

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$85,532	$9,667	$1,210	$96,409
Translation adjustments	(80)	(680)	-	(760)
Balance as of August 31, 2016	85,452	8,987	1,210	95,649
Translation adjustments	(4)	(48)	-	(52)
Balance as of August 31, 2017	$85,448	$8,939	$1,210	$95,597

During the second quarter of fiscal year 2017, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level, which resides at a component level below the Company’s operating segment level and for which discrete financial information is available, as required by the authoritative guidance. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key employees; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value and, thus, the two-step quantitative analysis was not required.  As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2017.

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

	August 31,	August 31,
	2017	2016
Gross carrying amount	$35,891	$36,009
Accumulated amortization	(19,647)	(16,818)
Net carrying amount	$16,244	$19,191

There has been no impairment charge for the period ended August 31, 2017 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2015	$17,121	$5,840	$-	$22,961
Amortization expense	(2,208)	(768)	-	(2,976)
Translation adjustments	-	(794)	-	(794)
Balance as of August 31, 2016	14,913	4,278	-	19,191
Amortization expense	(2,207)	(672)	-	(2,879)
Translation adjustments	-	(68)	-	(68)
Balance as of August 31, 2017	$12,706	$3,538	$-	$16,244

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Fiscal year 2018	$2,419	$446	$33
Fiscal year 2019	2,414	259	-
Fiscal year 2020	2,019	165	-
Fiscal year 2021	1,230	165	-
Fiscal year 2022	1,229	165	-
Thereafter	5,700	-	-
Total	$15,011	$1,200	$33

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2017	2016
Accrued advertising and sales promotion expenses	$10,889	$9,763
Accrued professional services fees	1,456	1,262
Accrued sales taxes and other taxes	1,701	954
Other	4,951	3,778
Total	$18,997	$15,757

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2017	2016
Accrued incentive compensation	$6,554	$12,203
Accrued payroll	3,338	3,559
Accrued profit sharing	2,257	2,716
Accrued payroll taxes	1,503	1,744
Other	570	644
Total	$14,222	$20,866

Note 7. Debt

Revolving Credit Facility

On June 17, 2011, the Company entered into an unsecured credit agreement with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended four times, most recently on September 1, 2016, (the “Fourth Amendment”). This Fourth Amendment amended the credit agreement in connection with the purchase of the Company’s new office building and related land located at 9715 Businesspark Avenue, San Diego, California (the “Property”). The Fourth Amendment permits the Company to spend $18.0 million in aggregate for the acquisition and improvement costs for the Property, with any excess applied against the $7.5 million permitted annually by the amended agreement for other capital expenditures. In addition, the Fourth Amendment also includes changes to the agreement that will allow, as a permitted lien, any agreement with Bank of America for secured debt.

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020, and includes representations, warranties and covenants customary for credit facilities of this type, as well as customary events of default and remedies. In addition, per the terms of the amended agreement, the Company and Bank of America may enter into an autoborrow agreement in form and substance satisfactory to Bank of America, providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. In the second quarter of fiscal year 2016, the Company entered into an autoborrow agreement with Bank of America and this agreement has been in effect since that time

For the financial covenants, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

•

The consolidated leverage ratio cannot be greater than three to one. The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters.

•

The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had no balance under the autoborrow agreement as of August 31, 2017. In addition,  the Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. During the fiscal year ended August 31, 2017, the Company borrowed $20.0 million on the line of credit which it intends to repay in less than twelve months.  As a result, the Company has classified $20.0 million borrowed under the revolving credit facility during the fiscal year ended August 31, 2017 as short-term on its consolidated balance sheets.

In addition to the $20.0 million in borrowings classified as short-term, the Company borrowed an additional $12.0 million U.S. Dollars under the revolving credit facility during the fiscal year ended August 31, 2017. Based on management’s ability and intent to refinance these new draws and remainder of the Company’s short-term borrowings under the facility with successive short-term borrowings for a period of at least twelve months, the Company has classified $134.0 million outstanding under the revolving credit facility as a long-term liability at August 31, 2017. The Company regularly converts existing draws on its line of credit to new draws with new maturity dates and interest rates. As of August 31, 2017, the Company had a $154.0 million outstanding balance on the revolving credit facility and was in compliance with all debt covenants under this credit facility.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through August 31, 2017, the Company repurchased 290,573 shares at a total cost of $31.1 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net income	$52,930	$52,628	$44,807
Less: Net income allocated to participating securities	(323)	(334)	(271)
Net income available to common shareholders	$52,607	$52,294	$44,536

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Weighted-average common shares outstanding, basic	14,089	14,332	14,582
Weighted-average dilutive securities	34	47	67
Weighted-average common shares outstanding, diluted	14,123	14,379	14,649

There were no anti-dilutive stock-based equity awards outstanding for the fiscal year ended August 31, 2017. For the fiscal years ended August 31, 2016 and 2015, weighted-average stock-based equity awards outstanding that are non-participating securities in the amounts of 4,501 and 1,337, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.2 million for each of the fiscal years 2017 and 2016, respectively, and $1.1 million for fiscal year 2015.  Accounts receivable from Tractor Supply were not significant as of August 31, 2017 and 2016.

Note 11.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancelable operating leases at August 31, 2017 which provide for the following future fiscal year minimum payments (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Operating leases	$1,856	$1,223	$893	$739	$479	$470

Rent expense was $2.1 million, $1.9 million, and $2.1 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2017,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.

On February 24, 2017, a legal action was filed against the Company in a United States District Court in Ohio (FirstPower Group, LLC v. WD-40 Company, WD-40 Manufacturing Company, Wal-Mart Stores East, LP, Lowe’s Home Centers, LLC, and Home Depot U.S.A., Inc.). The complaint alleged claims of trademark infringement, unfair competition, counterfeiting, and deceptive trade practices arising out of the Company’s marketing and sale of the WD‑40 EZ-REACH Flexible Straw product. FirstPower Group, LLC (“FirstPower”) claimed exclusive ownership and the right to use the words “EZ REACH” for lubricating oil products based on certain registered trademarks covering such words.  On February 24, 2017, FirstPower also filed a motion for preliminary injunction seeking an interim order prohibiting the alleged infringement of FirstPower’s asserted trademark rights.  On July 18, 2017 the District Court issued a Memorandum Opinion denying FirstPower’s motion for preliminary injunction.  On October 13, 2017 the case was dismissed as to all of the defendants pursuant to a confidential settlement agreement between the Company and FirstPower, which did not have a material impact on the Company’s business, financial condition or results of operations.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2017.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2017.

Note 12. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
United States	$42,060	$41,128	$38,044
Foreign (1)	32,562	31,661	25,066
Income before income taxes	$74,622	$72,789	$63,110

(1)	Included in these amounts are income before income taxes for the EMEA segment of $28.1 million, $28.3 million and $21.9 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Current:
Federal	$10,813	$13,269	$12,302
State	744	894	966
Foreign	7,465	7,593	5,886
Total current	19,022	21,756	19,154

Deferred:
United States	2,627	(1,100)	(870)
Foreign	43	(495)	19
Total deferred	2,670	(1,595)	(851)
Provision for income taxes	$21,692	$20,161	$18,303

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2017	2016
Deferred tax assets:
Accrued payroll and related expenses	$1,252	$1,621
Accounts receivable	644	498
Reserves and accruals	2,393	2,292
Unrealized exchange loss	25	992
Stock-based compensation expense	3,213	2,976
Uniform capitalization	1,598	1,473
Tax credit carryforwards	2,309	2,038
Other	1,264	2,043
Total gross deferred tax assets	12,698	13,933
Valuation allowance	(2,328)	(2,054)
Total net deferred tax assets	10,370	11,879

Deferred tax liabilities:
Property and equipment, net	(2,109)	(558)
Amortization of tax goodwill and intangible assets	(26,036)	(26,321)
Investments in partnerships	(679)	(744)
Total deferred tax liabilities	(28,824)	(27,623)
Net deferred tax liabilities	$(18,454)	$(15,744)

The Company had state net operating loss (“NOL”) carryforwards of $2.6 million and $2.4 million as of August 31, 2017 and 2016, respectively, which generated a net deferred tax asset of $0.2 million for each of the fiscal years 2017 and 2016.  The state NOL carryforwards, if unused, will expire between fiscal year 2018 and 2037.  The Company also had cumulative tax credit carryforwards of $2.3 million and $2.0 million as of August 31, 2017 and 2016, respectively, of which $2.1 million and $1.9 million, respectively, is attributable to a U.K. tax credit carryforward, which does not expire. Future utilization of the tax credit carryforwards and certain state NOL carryovers is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with cumulative tax credit carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Amount computed at U.S. statutory federal tax rate	$26,118	$25,476	$22,088
State income taxes, net of federal tax benefits	327	397	578
Effect of foreign operations	(4,277)	(4,382)	(3,221)
Benefit from qualified domestic production deduction	(1,295)	(1,190)	(1,131)
Other	819	(140)	(11)
Provision for income taxes	$21,692	$20,161	$18,303

The provision for income taxes was 29.1% and 27.7% of income before income taxes for the fiscal years ended August 31, 2017 and 2016, respectively. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses in periods prior to fiscal year 2017.

As of August 31, 2017, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on $137.5 million of the undistributed earnings of certain foreign subsidiaries, mostly attributable to the U.K., since these earnings are considered indefinitely reinvested outside of the United States. The amount of unrecognized deferred U.S. federal and state income tax liability, net of unrecognized foreign tax credits, is estimated to be approximately $12.9 million as of August 31, 2017. This net liability is impacted by changes in foreign currency exchange rates and, as a result, will fluctuate with any changes in such rates. If management decides to repatriate foreign earnings in future periods, the Company would be required to provide for the incremental U.S. federal and state income taxes as well as foreign withholding taxes on such amounts in the period in which the decision is made. In the fourth quarter of fiscal year 2016, the Company approved a one-time repatriation of $8.2 million of historical foreign earnings from its Australia and China subsidiaries due to favorable tax consequences stemming principally from the strengthening of the U.S. dollar against various currencies in which the Company conducts business. This action resulted in the recognition of an incremental immaterial tax benefit in fiscal year 2016. The Company continues to consider the remaining amount of unremitted foreign earnings in Australia and China, in addition to the U.K, to be indefinitely reinvested outside of the United States. The Company continues to provide for U.S. income taxes and foreign withholding taxes on the undistributed earnings of its Canada and Malaysia subsidiaries, whose earnings are not considered indefinitely reinvested.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016
Unrecognized tax benefits - beginning of fiscal year	$1,239	$1,279
Net decreases - prior period tax positions	(68)	-
Net increases - current period tax positions	228	211
Expirations of statute of limitations for assessment	(382)	(251)
Settlements	(36)	-
Unrecognized tax benefits - end of fiscal year	$981	$1,239

Gross unrecognized tax benefits totaled $1.0 million and $1.2 million as of August 31, 2017 and 2016, of which $0.6 million and $0.9 million, respectively, would affect the Company’s effective income tax rate if recognized. There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2017 and 2016. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2017 and 2016.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2014 are not subject to examination by the U.S. Internal Revenue Service. The Company was notified in September 2016 by the U.S. Internal Revenue Service of its plans to perform an income tax audit for the tax period ended August 31, 2015. The income tax examination was concluded in the third quarter of fiscal year 2017 with no changes to the original return as filed. The Company is also currently under audit in various state and international jurisdictions for fiscal years 2013 through 2016. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2013 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 13. Stock-based Compensation

As of August 31, 2017, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Company’s shareholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2017, the Company had granted awards of restricted stock units (“RSUs”) under the 2016 Plan. Additionally, as of August 31, 2017, there were still outstanding stock options, RSUs, market share units (“MSUs”) and deferred performance units (“DPUs”) which had been granted under the Company’s prior equity incentive plans.  The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2017,  979,546 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized but unissued shares or treasury shares. The Company has historically issued new authorized but unissued shares upon the settlement of the various stock-based equity awards under its equity incentive plans.

Vesting of the RSUs granted to directors is immediate, with shares to be issued pursuant to the vested RSUs upon termination of each director’s service as a director of the Company. Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s termination of employment with the Company. Vesting of the RSUs granted to certain high level employees is over a period of three years from the date of grant, subject to potential earlier vesting in the event of retirement of the holder of the award in accordance with the award agreement, with shares to be issued pursuant to the vested RSUs at the time of vest. The director RSU holders and the executive officer March 2008 grant date RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Vesting of the MSUs granted to certain high level employees follows a performance measurement period of three fiscal years commencing with the Company’s fiscal year in which the MSU awards are granted (the “Measurement Period”). Shares will be issued pursuant to the vested MSUs following the conclusion of the applicable MSU Measurement Period after the Committee’s certification of achievement of the applicable performance measure for such awards and the vesting of the MSU awards and the applicable percentage of the target number of MSU shares to be issued. The recipient must remain employed with the Company for vesting purposes until the date on which the Committee certifies achievement of the applicable performance measure for the MSU awards, subject to potential pro-rata vesting in the event of earlier retirement of the holder of the award in accordance with the award agreement.

Vesting of the DPUs granted to certain high level employees follows a performance measurement period of one fiscal year that is the same fiscal year in which the DPU awards are granted (the “Measurement Year”). A number of DPUs equal to the applicable percentage of the maximum number of DPUs awarded will be confirmed as vested following the conclusion of the applicable DPU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such awards (the “Vested DPUs”). The recipient must remain employed with the Company for vesting purposes until August 31 of the Measurement Year, subject to potential pro-rata vesting in the event of earlier retirement of the holder of the award in accordance with the award agreement. For recipients who are residents of the United States, the Vested DPUs must be held until termination of employment, with shares to be issued pursuant to the Vested DPUs six months following the day after each such recipient’s termination of employment with the Company. For recipients who are not residents of the United States, the Committee has discretion to either defer settlement of each such recipient’s Vested DPUs by issuance of shares following termination of employment or settle each Vested DPU in cash by payment of an amount equal to the closing price of one share of the Company’s common stock as of the date of the Committee’s certification of the relative achievement of the applicable performance measure for the DPU awards. Until issuance of shares in settlement of the Vested DPUs, the holders of each Vested DPU that is not settled in cash are entitled to receive dividend equivalents with respect to their Vested DPUs, payable in cash as and when dividends are declared by the Company’s Board of Directors.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $4.1 million, $3.7 million and $2.8 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.4 million, $1.2 million and $0.9 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. As of August 31, 2017, the total unamortized compensation cost related to non-vested stock-based equity awards was $0.8 million and $1.6 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.5 and 1.7 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2017.

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

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2016	27,820	$35.59
Granted	-	$-
Exercised	(21,860)	$35.47
Forfeited or expired	-	$-
Outstanding at August 31, 2017	5,960	$36.03	0.1	$435
Exercisable at August 31, 2017	5,960	$36.03	0.1	$435

The total intrinsic value of stock options exercised was $1.6 million, $2.5 million and $3.3 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

The income tax benefits from stock options exercised totaled $0.4 million, $0.7 million and $1.1 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2016	130,035	$54.80
Granted	21,501	$109.23
Converted to common shares	(34,479)	$58.71
Forfeited	(287)	$81.44
Outstanding at August 31, 2017	116,770	$63.61	$12,722
Vested at August 31, 2017	87,258	$52.78	$9,507

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2017, 2016 and 2015 was $109.23, $95.89 and $69.35, respectively. The total intrinsic value of all RSUs converted to common shares was $3.6 million, $2.8 million and $1.8 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

The income tax benefits from RSUs converted to common shares totaled $1.3 million, $1.0 million and $0.6  million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

	Fiscal Year Ended August 31,
	2017	2016	2015
Expected volatility	21.1%	22.2%	22.0%
Risk-free interest rate	1.0%	0.9%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.89-year periods for MSUs granted during each of the fiscal years ended August 31, 2017 and 2016,  and over the most recent 2.88-year period for MSUs granted during the fiscal year ended August 31, 2015, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2016	45,700	$87.82
Granted	14,683	$90.91
Performance factor adjustments	10,974	$73.44
Converted to common shares	(25,825)	$71.20
Forfeited	(613)	$82.51
Outstanding at August 31, 2017 (1)	44,919	$94.95	$4,894

(1)

This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2017, 2016 and 2015 was $90.91, $120.99 and $71.66 respectively. The total intrinsic value of all MSUs converted to common shares was $2.8 million and $3.7 million for the fiscal years ended August 31, 2017 and 2016, respectively.  No MSUs were converted to common shares during the fiscal year ended August 31, 2015.

The income tax benefits from MSUs converted to common shares totaled $0.9 million and $1.2 million for the fiscal years ended August 31, 2017 and 2016, respectively.

Deferred Performance Units

The DPU awards provide for performance-based vesting over a performance measurement period of the fiscal year in which the DPU awards are granted. The performance vesting provisions of the DPUs are based on relative achievement within an established performance measure range of the Company’s reported earnings before interest, income taxes, depreciation in operating departments, and amortization computed on a consolidated basis for the Measurement Year, before deduction of the stock-based compensation expense for the Vested DPUs and excluding other non-operating income and expense amounts (“Adjusted Global EBITDA”). The ultimate number of DPUs that vest may range from 0% to 100% of the original maximum number of DPUs awarded depending on the relative achievement of the Adjusted Global EBITDA performance measure at the end of the Measurement Year.

The estimated fair value of each of the Company’s DPU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the DPUs, which are not entitled to receive dividend equivalents with respect to the unvested DPUs.

A summary of the Company’s deferred performance unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Deferred Performance Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2016	26,323	$94.54
Granted	25,882	$110.19
Performance factor adjustments	(21,240)	$94.54
Converted to common shares	(89)	$94.54
Forfeited	-	$-
Outstanding at August 31, 2017	30,876	$107.66	$3,364
Vested at August 31, 2017	4,994	$94.54	$544

The weighted-average grant date fair value of all DPUs granted during the fiscal years ended August 31, 2017, 2016 and 2015 was $110.19,  $94.54 and $75.14, respectively. The total intrinsic value of all DPUs converted to common shares was not significant for the fiscal year ended August 31, 2017. No DPUs were converted to common shares during the fiscal years ended August 31, 2016, or 2015.

The income tax benefits from DPUs converted to common shares were not significant for the fiscal year ended August 31, 2017.

Note 14. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.3 million, $3.2 million and $3.1 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.4 million, $1.5 million and $1.4 million for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2017
Net sales	$184,929	$136,771	$58,806	$-	$380,506
Income from operations	$48,303	$35,389	$16,765	$(24,548)	$75,909
Depreciation and
amortization expense	$4,270	$2,090	$254	$155	$6,769
Interest income	$8	$389	$111	$-	$508
Interest expense	$2,570	$-	$12	$-	$2,582

Fiscal Year Ended August 31, 2016
Net sales	$191,397	$135,235	$54,038	$-	$380,670
Income from operations	$48,404	$31,702	$15,162	$(23,920)	$71,348
Depreciation and
amortization expense	$4,071	$2,084	$280	$30	$6,465
Interest income	$5	$485	$193	$-	$683
Interest expense	$1,689	$-	$14	$-	$1,703

Fiscal Year Ended August 31, 2015
Net sales	$187,344	$136,847	$53,959	$-	$378,150
Income from operations	$46,674	$30,173	$12,602	$(24,059)	$65,390
Depreciation and
amortization expense	$4,078	$2,102	$253	$31	$6,464
Interest income	$9	$417	$158	$-	$584
Interest expense	$1,197	$-	$8	$-	$1,205

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Maintenance products	$342,295	$339,974	$333,306
Homecare and cleaning products	38,211	40,696	44,844
Total	$380,506	$380,670	$378,150

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net Sales by Geography:
United States	$150,086	$158,139	$153,116
International	230,420	222,531	225,034
Total	$380,506	$380,670	$378,150

Long-lived Assets by Geography (2) :
United States	$23,346	$6,419	$5,955
International	6,093	5,126	5,421
Total	$29,439	$11,545	$11,376

(2) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 16.  Subsequent Events

On October 10, 2017, the Company’s Board of Directors declared a cash dividend of $0.49 per share payable on October 31, 2017 to shareholders of record on October 20, 2017.