Form 10-Q
period 2017-11-30
WD 40 CO
filed 2018-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2018 was 13,974,212.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$46,932	$37,082
Short-term investments	82,586	80,166
Trade accounts receivable, less allowance for doubtful
accounts of $217 and $240 at November 30, 2017
and August 31, 2017, respectively	64,054	64,259
Inventories	37,045	35,340
Other current assets	4,849	8,007
Total current assets	235,466	224,854
Property and equipment, net	29,359	29,439
Goodwill	95,721	95,597
Other intangible assets, net	15,790	16,244
Deferred tax assets, net	482	495
Other assets	3,076	3,088
Total assets	$379,894	$369,717

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,983	$20,898
Accrued liabilities	17,820	18,997
Accrued payroll and related expenses	12,828	14,222
Short-term borrowings	10,800	20,000
Income taxes payable	881	1,306
Total current liabilities	60,312	75,423
Long-term borrowings	153,200	134,000
Deferred tax liabilities, net	19,155	18,949
Other long-term liabilities	1,874	1,958
Total liabilities	234,541	230,330

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,720,517 and 19,688,238 shares issued at November 30, 2017 and
August 31, 2017, respectively; and 13,981,212 and 13,984,183 shares
outstanding at November 30, 2017 and August 31, 2017, respectively	20	20
Additional paid-in capital	151,110	150,692
Retained earnings	321,378	315,764
Accumulated other comprehensive income (loss)	(24,248)	(28,075)
Common stock held in treasury, at cost ― 5,739,305 and 5,704,055
shares at November 30, 2017 and August 31, 2017, respectively	(302,907)	(299,014)
Total shareholders' equity	145,353	139,387
Total liabilities and shareholders' equity	$379,894	$369,717

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2017	2016

Net sales	$97,597	$89,248
Cost of products sold	43,400	38,208
Gross profit	54,197	51,040

Operating expenses:
Selling, general and administrative	31,217	28,991
Advertising and sales promotion	5,115	4,812
Amortization of definite-lived intangible assets	729	721
Total operating expenses	37,061	34,524

Income from operations	17,136	16,516

Other income (expense):
Interest income	133	147
Interest expense	(841)	(531)
Other income	128	264
Income before income taxes	16,556	16,396
Provision for income taxes	3,926	4,638
Net income	$12,630	$11,758

Earnings per common share:
Basic	$0.90	$0.82
Diluted	$0.90	$0.82

Shares used in per share calculations:
Basic	13,976	14,180
Diluted	14,011	14,221
Dividends declared per common share	$0.49	$0.42

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2017	2016

Net income	$12,630	$11,758
Other comprehensive income (loss):
Foreign currency translation adjustment	3,827	(6,114)
Total comprehensive income	$16,457	$5,644

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	32,279		(1,548)					(1,548)
Stock-based compensation			1,777					1,777
Cash dividends ($0.49 per share)				(6,888)				(6,888)
Acquisition of treasury stock						35,250	(3,893)	(3,893)
Foreign currency translation adjustment					3,827			3,827
Cumulative effect of change in accounting principle			189	(128)				61
Net income				12,630				12,630
Balance at November 30, 2017	19,720,517	$20	$151,110	$321,378	$(24,248)	5,739,305	$(302,907)	$145,353

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2017	2016
Operating activities:
Net income	$12,630	$11,758
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,917	1,620
Net gains on sales and disposals of property and equipment	(45)	(54)
Deferred income taxes	261	(405)
Stock-based compensation	1,777	1,622
Unrealized foreign currency exchange losses	150	1,075
Provision for bad debts	(21)	(120)
Changes in assets and liabilities:
Trade accounts receivable	217	6,357
Inventories	(1,459)	(2,876)
Other assets	3,219	1,070
Accounts payable and accrued liabilities	(3,994)	203
Accrued payroll and related expenses	(1,500)	(7,194)
Income taxes payable	(492)	2,619
Other long-term liabilities	(81)	(45)
Net cash provided by operating activities	12,579	15,630

Investing activities:
Purchases of property and equipment	(1,009)	(11,603)
Proceeds from sales of property and equipment	116	162
Purchase of intangible assets	(175)	-
Purchases of short-term investments	(103)	(16,997)
Maturities of short-term investments	-	4,548
Net cash used in investing activities	(1,171)	(23,890)

Financing activities:
Treasury stock purchases	(3,893)	(12,156)
Dividends paid	(6,888)	(5,998)
Proceeds from issuance of common stock	215	197
Proceeds from issuance of long-term senior notes	20,000	-
Net (repayments) proceeds from revolving credit facility	(10,000)	12,354
Shares withheld to cover taxes upon conversions of equity awards	(1,763)	(1,692)
Net cash used in financing activities	(2,329)	(7,295)
Effect of exchange rate changes on cash and cash equivalents	771	(1,854)
Net increase (decrease) in cash and cash equivalents	9,850	(17,409)
Cash and cash equivalents at beginning of period	37,082	50,891
Cash and cash equivalents at end of period	$46,932	$33,482

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company markets its maintenance products and our homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.  Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2017 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At November 30, 2017, the Company had a notional amount of $13.7 million outstanding in foreign currency forward contracts, which mature in January 2018. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2017, while unrealized net losses related to foreign currency forward contracts were $0.6 million at August 31, 2017.  Realized net gains related to foreign currency forward contracts were $0.3 million for three months ended November 30, 2017, while realized net losses were $0.4 million for three months ended November 30, 2016.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2017, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of long-term borrowings on the Company’s consolidated balance sheets approximate fair value and is also classified as Level 2 within the fair value hierarchy. During the three months ended November 30, 2017, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption was permitted. The Company did not adopt this updated guidance early and therefore this guidance became effective for the Company during the first quarter of its fiscal year 2018. The impacts of the adoption by the Company of ASU No. 2016-09 were as follows:

•

The Company recorded an excess tax benefit of $0.8 million within the provision for income taxes for the three months ended November 30, 2017 from settlements of stock-based equity awards. Prior to the adoption of this new guidance, this amount would have been recorded as an increase to additional paid-in capital.

•

The Company elected to change its policy related to forfeitures of stock-based equity awards upon adoption of this new guidance such that it will now recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate. As a result, the Company recorded a cumulative-effect adjustment to retained earnings. This adjustment to retained earnings and the impact of this change in policy for forfeitures on the Company’s consolidated financial statements were not material.

•

The Company elected to apply the presentation requirements for the statement of cash flows related to excess tax benefits from settlements of stock-based equity awards retrospectively for all periods presented which resulted in an increase of $0.4 million to both net cash provided by operating activities and net cash used in financing activities for the three months ended November 30, 2016.

•

The Company’s presentation in the statement of cash flows of employee taxes paid upon settlement of certain stock-based equity awards via shares withheld by the Company for tax-withholding purposes also changed as a result of the adoption of this new guidance since the Company previously reported such activity as an operating activity rather than a financing activity. As required, the Company applied this change in presentation for the statement of cash flows retrospectively for all periods presented which resulted in an increase of $1.7 million to both net cash provided by operating activities and net cash used in financing activities for the three months ended November 30, 2016.

•

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the quarter ended November 30, 2017. The resulting increase in the Company’s diluted weighted average common shares outstanding was not material.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This updated guidance, among other things, expands component and fair value hedging, provides specific presentation guidance on the effects of hedging instruments, and eliminates the separate measurement and presentation of portions of hedges deemed to be ineffective.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. Currently, although the Company engages in foreign currency hedging activity to reduce its risk, none of its foreign currency forward contracts are designated as hedges for accounting purposes. As such, the adoption of this guidance will not have an impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. This updated guidance eliminates Step 2 from the current two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which included a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures. The Company plans to early adopt this new guidance during the second quarter of fiscal year 2018, when the Company performs its annual goodwill impairment test.

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

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.  Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Product held at third-party contract manufacturers	$3,724	$3,021
Raw materials and components	3,235	3,021
Work-in-process	418	215
Finished goods	29,668	29,083
Total	$37,045	$35,340

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Machinery, equipment and vehicles	$17,646	$17,491
Buildings and improvements	17,038	16,953
Computer and office equipment	4,950	4,552
Software	8,046	7,947
Furniture and fixtures	1,673	1,608
Capital in progress	1,023	861
Land	3,457	3,453
Subtotal	53,833	52,865
Less: accumulated depreciation and amortization	(24,474)	(23,426)
Total	$29,359	$29,439

Note 5.  Goodwill and Other Intangible Assets

Acquisitions

During the first quarter of fiscal year 2018, the Company entered into a confidential settlement agreement with FirstPower Group, LLC (“FirstPower”) for dismissal of FirstPower’s trademark infringement complaint against the Company relating to use of the words, “EZ-REACH” for the Company’s WD-40 EZ-REACH Flexible Straw product.  The settlement agreement provided for the Company’s acquisition of FirstPower’s trademark rights associated with the words “EZ REACH” for lubricating oil products for a purchase consideration of $0.2 million. The Company has used the words “EZ-REACH” since the introduction of the WD-40 EZ-REACH Flexible Straw product in fiscal year 2015.

The entire purchase consideration of $0.2 million was paid in cash upon execution of the settlement agreement and was allocated to the trade name-related intangible assets category. The Company began to amortize this definite-lived intangible asset on a straight-line basis over an estimated useful life of five years in the first quarter of fiscal year 2018. This acquisition did not have a material impact on the Company’s condensed consolidated financial statements.

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$85,448	$8,939	$1,210	$95,597
Translation adjustments	12	112	-	124
Balance as of November 30, 2017	$85,460	$9,051	$1,210	$95,721

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2017, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, the Belgium customer list, the GT85 customer relationships and the GT85 technology are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization and impairment (in thousands):

	November 30,	August 31,
	2017	2017
Gross carrying amount	$36,336	$35,891
Accumulated amortization	(20,546)	(19,647)
Net carrying amount	$15,790	$16,244

There has been no impairment charge for the three months ended November 30, 2017 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2017 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$12,706	$3,538	$-	$16,244
Amortization expense	(555)	(174)	-	(729)
EZ REACH trade name	175	-	-	175
Translation adjustments	-	100	-	100
Balance as of November 30, 2017	$12,326	$3,464	$-	$15,790

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2018	$1,846	$344	$26
Fiscal year 2019	2,455	267	-
Fiscal year 2020	2,060	170	-
Fiscal year 2021	1,270	170	-
Fiscal year 2022	1,270	170	-
Thereafter	5,742	-	-
Total	$14,643	$1,121	$26

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Accrued advertising and sales promotion expenses	$11,373	$10,889
Accrued professional services fees	1,152	1,456
Accrued sales taxes and other taxes	1,036	1,701
Other	4,259	4,951
Total	$17,820	$18,997

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Accrued incentive compensation	$2,325	$6,554
Accrued payroll	3,931	3,338
Accrued profit sharing	3,031	2,257
Accrued payroll taxes	2,851	1,503
Other	690	570
Total	$12,828	$14,222

Note 7. Debt

As of November 30, 2017, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. The Series A Notes will bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually beginning on May 15, 2018. The Company used the proceeds to pay down $20.0 million of short-term borrowings under the Company’s existing $175.0 million unsecured Credit Agreement, of which $10.0 million was paid in November 2017 and the remaining $10.0 million was paid in December 2017.

Pursuant to the Note Agreement, the Company may from time to time offer for sale, in one or a series of transactions, additional senior notes of the Company (the “Shelf Notes”) in an aggregate principal amount of up to $105.0 million. The Shelf Notes will have a maturity date of no more than 15½ years after the date of original issuance and may be issued no later than November 15, 2020. The Shelf Notes, if issued, would bear interest at a rate per annum and would have such other particular terms, as would be set forth in a confirmation of acceptance executed by the purchasing parties prior to the closing of each purchase and sale transaction. To date, the Company has issued no Shelf Notes. Pursuant to the Note Agreement, the Series A Notes and any Shelf Notes (collectively, the "Notes") can be prepaid at the Company’s sole discretion, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being prepaid, together with accrued and unpaid interest thereon as well as an additional make-whole payment with respect to such Notes.

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended five times, most recently on November 15, 2017, (the “Fifth Amendment”). The Fifth Amendment amended certain provisions and covenants in the Credit Agreement to generally conform them to the corresponding provisions and covenants contained in the Note Agreement and permits the Company to incur indebtedness arising under the Note Agreement in an aggregate principal amount not to exceed the $20.0 million, the amount of the Series A Notes sold pursuant to the Note Agreement in November 2017.

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020.  In addition, as allowed per the terms of the Credit Agreement, the Company and Bank of America entered into an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. This agreement was entered into during the second quarter of fiscal year 2016 and this agreement has been in effect since that time. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had no balance under the autoborrow agreement as of November 30, 2017.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the three months ended November 30, 2017, the Company had no new borrowings under the revolving credit facility and repaid $10.0 million in short-term borrowings outstanding under the line of credit by utilizing proceeds from the $20.0 million in Series A Notes issued in November 2017.

Short-term and long-term borrowings consisted of the following (in thousands):

	November 30,	August 31,
	2017	2017
Short-term borrowings:
Revolving credit facility, short-term	$10,000	$20,000
Series A Notes, current portion of long-term debt	800	-
Total short-term borrowings	10,800	20,000

Long-term borrowings:
Revolving credit facility	134,000	134,000
Series A Notes	19,200	-
Total long-term borrowings	153,200	134,000
Total borrowings	$164,000	$154,000

Both the Note Agreement and Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, repurchase shares of the Company’s capital stock and enter into certain merger or consolidation transactions. Each agreement also includes a most favored lender provision which requires that any time any other lender has the benefit of one or more financial or operational covenants that is different than, or similar to, but more restrictive than those contained in its own agreement, those covenants shall be immediately and automatically incorporated by reference in the other lender’s agreement.

Both the Note Agreement and the Credit Agreement require the Company to adhere to the same financial covenants. For the financial covenants, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

•

The consolidated leverage ratio cannot be greater than three to one. The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters.

•

The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2017 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November 30, 2017, the Company repurchased 325,823 shares at a total cost of $35.0 million under this $75.0 million plan. During the three months ended November 30, 2017, the Company repurchased 35,250 shares at an average price of $110.42 per share, for a total cost of $3.9 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2017	2016
Net income	$12,630	$11,758
Less: Net income allocated to
participating securities	(82)	(77)
Net income available to common shareholders	$12,548	$11,681

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2017	2016
Weighted-average common
shares outstanding, basic	13,976	14,180
Weighted-average dilutive securities	35	41
Weighted-average common
shares outstanding, diluted	14,011	14,221

For the three months ended November 30, 2017 and 2016, there were no anti-dilutive stock-based equity awards outstanding.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million for each of the three months ended November 30, 2017 and 2016. Accounts receivable from Tractor Supply were not material as of November 30, 2017 and August 31, 2017.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2017,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.  As of November 30, 2017, there is no current proceeding or litigation involving the Company that management believes could have a material adverse impact on its business, financial condition and results of operations. For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2017.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2017.

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

The provision for income taxes was 23.7% and 28.3% of income before income taxes for the three months ended November 30, 2017 and 2016, respectively. The decrease in the effective income tax rate from period to period was driven by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods. See “Recently Adopted Accounting Standards” within Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, included in this report, for additional information on the impact of this accounting change on the Company’s consolidated financial statements and related disclosures.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and prior audit examinations, the Company’s federal income tax returns for years prior to fiscal year 2016 are not subject to examination by the U.S. Internal Revenue Service. The Company is also currently under audit in various state and international jurisdictions for fiscal years 2013 through 2016. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2014 are no longer subject to examination. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2017:
Net sales	$46,163	$35,028	$16,406	$-	$97,597
Income from operations	$11,030	$7,836	$4,620	$(6,350)	$17,136
Depreciation and
amortization expense	$1,094	$559	$72	$192	$1,917
Interest income	$1	$119	$13	$-	$133
Interest expense	$839	$-	$2	$-	$841

November 30, 2016:
Net sales	$42,840	$30,257	$16,151	$-	$89,248
Income from operations	$10,749	$7,178	$4,986	$(6,397)	$16,516
Depreciation and
amortization expense	$1,049	$501	$62	$8	$1,620
Interest income	$2	$80	$65	$-	$147
Interest expense	$527	$-	$4	$-	$531

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

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2017	2016
Maintenance products	$88,030	$79,159
Homecare and cleaning products	9,567	10,089
Total	$97,597	$89,248

Note 14. Subsequent Events

On December 12, 2017, the Company’s Board of Directors approved a 10% increase in the regular quarterly cash dividend, increasing it from $0.49 per share to $0.54 per share. The $0.54 per share dividend declared on December 12, 2017 is payable on January 31, 2018 to shareholders of record on January 19, 2018.

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act”  (the “Act”), which was signed into law by President Trump on December 22, 2017.  The Act is the most significant revision of the U.S. tax code since the Tax Reform Act of 1986 and is effective beginning January 1, 2018.  The Company will be impacted in several ways as a result of the Act including, but not limited to, provisions which include a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, the  revaluation of deferred tax assets and liabilities that will be required as a result of the tax rate change,  and the application of a mandatory one-time “toll tax” on unremitted foreign earnings. Although the Company has not yet performed a comprehensive analysis of the Act and cannot determine the full extent of its impact on the Company’s consolidated financial statements and related disclosures, the Company expects that the Act will have some favorable impact on its annual effective income tax rate in fiscal year 2018. This expected favorable impact is due to the Act’s lower corporate tax rate which will be effective for a portion of the Company’s fiscal year 2018,  as well as expected net favorable impacts resulting from one-time events required by the Act in fiscal year 2018. The net favorable impacts of these one-time events are primarily driven by the anticipated favorable impacts as a result of the Company’s revaluation of deferred tax assets and liabilities, which is expected to be substantially offset by the unfavorable impacts of the toll tax.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on October 23, 2017.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2017:

•

Consolidated net sales increased $8.3 million for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.4 million on consolidated net sales for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $6.9 million from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the three months ended November 30, 2017.

•

Consolidated net sales for the WD-40 Specialist product line were $7.5 million which is a 29% increase for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 55.5% for the three months ended November 30, 2017 compared to 57.2% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.9 million, or 7%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on consolidated net income for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $0.7 million.

•	Diluted earnings per common share for the three months ended November 30, 2017 were $0.90 versus $0.82 in the prior fiscal year period.

•

Net income and diluted earnings per common share were favorably impacted for the three months ended November 30, 2017 as a result of the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, an accounting standard which became effective for the Company during the first quarter of its fiscal year 2018.

•

Share repurchases continued to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2017 through November 30, 2017, the Company repurchased 35,250 shares at an average price of $110.42 per share, for a total cost of $3.9 million.

Our strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) maximizing WD-40 Multi-Use Product sales through geographic expansion, increased market penetration and the development of new and unique delivery systems; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence.

Results of Operations

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Net sales:
Maintenance products	$88,030	$79,159	$8,871	11%
Homecare and cleaning products	9,567	10,089	(522)	(5)%
Total net sales	97,597	89,248	8,349	9%
Cost of products sold	43,400	38,208	5,192	14%
Gross profit	54,197	51,040	3,157	6%
Operating expenses	37,061	34,524	2,537	7%
Income from operations	$17,136	$16,516	$620	4%
Net income	$12,630	$11,758	$872	7%
Earnings per common share - diluted	$0.90	$0.82	$0.08	10%
Shares used in per share calculations - diluted	14,011	14,221	(210)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$46,163	$42,840	$3,323	8%
EMEA	35,028	30,257	4,771	16%
Asia-Pacific	16,406	16,151	255	2%
Total	$97,597	$89,248	$8,349	9%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$39,716	$35,875	$3,841	11%
Homecare and cleaning products	6,447	6,965	(518)	(7)%
Total	$46,163	$42,840	$3,323	8%
% of consolidated net sales	47%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $46.2 million, up $3.3 million, or 8%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $3.8 million, or 11%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S., which were up 10% from period to period, as well as higher sales in Canada and Latin America, which were up 16% and 15%, respectively. The sales increase in the U.S. was primarily due to the success of certain online promotional and advertising activities which were conducted in the first quarter of fiscal year 2018 as well as higher sales of WD-40 EZ-REACH Flexible Straw product, which was up 17% in the U.S. from period to period. The sales increase in Latin America from period to period was primarily due the timing of customer orders and increased distribution for the WD-40 Multi-Use Product in Central America and Ecuador as well as higher sales in Mexico due to improved market and economic conditions as compared to the first quarter of fiscal year 2017. The sales increase in Canada was primarily due to the timing of customer orders and promotional programs for the WD-40 Multi-Use Product from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $0.5 million, or 16%, from period to period due to new distribution, particularly of certain new products within this product line during the three months ended November 30, 2017.

Sales of homecare and cleaning products in the Americas decreased $0.5 million, or 7%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Spot Shot, Lava and 2000 Flushes brand products in the U.S., which were down 12%, 9% and 3%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended November 30, 2017 compared to the distribution for the three months ended November 30, 2016 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$33,744	$28,938	$4,806	17%
Homecare and cleaning products	1,284	1,319	(35)	(3)%
Total (1)	$35,028	$30,257	$4,771	16%
% of consolidated net sales	36%	34%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $35.0 million, up $4.8 million, or 16%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended November 30, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $33.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $3.7 million, or 12%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). We experienced sales increases throughout most of the EMEA direct markets for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year primarily due to a sales increase of $2.7 million, or 19%, in the Euro-based direct markets as a result of a  higher level of promotional activities, particularly in the do-it-yourself (“DIY”) and retail channels. Also contributing to the overall sales increase in the Euro-based direct markets was higher sales of the WD-40 Specialist product line, which were up $1.1 million, or 89%, from period to period due to expanded distribution as well as a higher level of promotional activities, particularly in the Germanics region. The sales increase in the Euro-based direct markets was slightly offset by a sales decrease in the U.K. of $0.2 million, or 3%, primarily due to an unfavorable shift in product mix within the WD-40 Multi-Use Product from period to period. Sales from direct markets accounted for 64% of the EMEA segment’s sales for the three months ended November 30, 2017 compared to 66% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $2.3 million, or 22%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of WD-40 Multi-Use Product in Northern Europe and the Middle East as a result of various successful promotional programs in those regions. The distributor markets accounted for 36% of the EMEA segment’s total sales for the three months ended November 30, 2017, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$14,570	$14,347	$223	2%
Homecare and cleaning products	1,836	1,804	32	2%
Total	$16,406	$16,151	$255	2%
% of consolidated net sales	17%	18%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $16.4 million, up $0.3 million, or 2%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended November 30, 2017 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $16.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have been constant from period to period.

Sales in Asia, which represented 73% of the total sales in the Asia-Pacific segment, increased $0.2 million, or 2%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $0.5 million, or 6%, primarily attributable to a higher level of promotional activities from period to period, particularly in Malaysia, South Korea and the Philippines. Sales were also higher in the Asian distributor markets period over period due to certain customers buying product in advance of price increases, one of which took place in the first quarter of fiscal year 2018 and one which will occur in the second quarter of fiscal year 2018. Sales in China decreased $0.3 million, or 9%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year due to the timing of customer orders from period to period.

Sales in Australia increased $0.1 million, or 1%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had a favorable impact on Australian sales. On a constant currency basis, sales would have decreased 2% due to the timing of customer orders and decreased promotional activities from period to period.

Gross Profit

Gross profit increased to $54.2 million for the three months ended November 30, 2017 compared to $51.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.5% for the three months ended November 30, 2017 compared to 57.2% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the first quarter of fiscal year 2018 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. The combined effects of unfavorable sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.5 percentage points, primarily in the Americas segment. Gross margin was also negatively impacted by 0.3 percentage points from period to period primarily due to higher warehousing and in-bound freight costs in all three segments.

These unfavorable impacts to gross margin were slightly offset by changes in foreign currency exchange rates, which positively impacted gross margin by 0.1 percentage point due to the fluctuations in the exchange rates for both the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The effect of the strengthening of the Euro against the Pound Sterling, which was significantly offset by the weakening of the U.S. Dollar against the Pound Sterling, from period to period caused a slight increase in our Pound Sterling sales, resulting in favorable impacts to the gross margin. Sales price increases in the EMEA segment over the last twelve months also positively impacted gross margin by 0.1 percentage point from period to period.    In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.1 percentage point. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.3 million and $3.8 million for the three months ended November 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2017 increased $2.2 million, or 8%, to $31.2 million from $29.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 32.0% for the three months ended November 30, 2017 from 32.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased freight costs, increased depreciation expense and general office overhead costs, increased professional services costs and unfavorable impacts due to changes in foreign currency exchange rates. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.1 million. This increase was primarily due to increased headcount from period to period and annual compensation increases, which take effect in the first quarter of the fiscal year. Freight costs associated with shipping products to our customers increased $0.4 million primarily due to higher sales volumes in the Americas and EMEA segments from period to period. Depreciation expense and general office overhead costs increased $0.2 million due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Professional services costs increased $0.2 million due to increased use of such services from period to period, primarily in the EMEA segment. Other miscellaneous expenses, which primarily includes sales commissions and bad debt expense, increased by $0.2 million period over period. In addition, changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on SG&A expenses from period to period.  These increases were slightly offset by a $0.3 million decrease in new product development costs from period to period in the Americas segment.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $2.1 million for the three months ended November 30, 2017 and 2016, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2017 increased $0.3 million, or 6%, to $5.1 million from $4.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.2% for the three months ended November 30, 2017 from 5.4% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses primarily due to a higher level of promotional programs and marketing support in the Americas and Asia-Pacific segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2018 is expected to be near 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2017 were $5.4 million compared to $4.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.5 million and $8.8 million for the three months ended November 30, 2017 and 2016, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended November 30, 2017 and 2016.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$11,030	$10,749	$281	3%
EMEA	7,836	7,178	658	9%
Asia-Pacific	4,620	4,986	(366)	(7)%
Unallocated corporate (1)	(6,350)	(6,397)	47	(1)%
	$17,136	$16,516	$620	4%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $11.0 million, up $0.3 million, or 3%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $3.3 increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 55.8% to 53.9% period over period. This decrease in the gross margin was primarily due to unfavorable sales mix changes and increased other miscellaneous costs from period to period. In addition, the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as higher warehousing and in-bound freight costs negatively impacted gross margin from period to period. The higher sales were accompanied by a $0.7 million increase in total operating expenses period over period, most of which was related to increased freight costs associated with shipping products to our customers and higher earned incentive compensation expenses. Operating income as a percentage of net sales decreased from 25.1% to 23.9% period over period.

EMEA

Income from operations for the EMEA segment increased to $7.8 million, up $0.7 million, or 9%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year, primarily due to a $4.8 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 60.4% to 58.5% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable sales mix changes. These unfavorable impacts were partially offset by sales price increases. The higher sales were accompanied by a $1.5 million increase in total operating expenses period over period, most of which related to higher employee-related costs, increased freight costs associated with shipping products to our customers and unfavorable impacts due to changes in foreign currency exchange rates.  Operating income as a percentage of net sales decreased from 23.7% to 22.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $4.6 million, down $0.4 million, or 7%, for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Although sales increased $0.3 million from period to period, this was more than offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.8% to 53.7% period over period due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans and higher warehousing and in-bound freight costs, both of which were slightly offset by favorable sales mix changes from period to period. Operating expenses increased $0.3 million period over period primarily due to higher advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased from 30.9% to 28.2% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2017	2016	Change
Interest income	$133	$147	$(14)
Interest expense	$841	$531	$310
Other income	$128	$264	$(136)
Provision for income taxes	$3,926	$4,638	$(712)

Interest Income

Interest income remained relatively constant for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.3 million for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period. Interest expense also increased from period to period due to the interest associated with the $20.0 million Series A Notes which were issued in November 2017. See Note 7 – Debt for additional information on the Series A Notes.

Other Income

Other income decreased by $0.1 million for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year primarily due to lower foreign currency exchange gains which were recorded from period to period as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 23.7% and 28.3% of income before income taxes for the three months ended November 30, 2017 and 2016, respectively. The decrease in the effective income tax rate from period to period was driven by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes,  whereas such benefits were recognized as an increase to additional paid-in capital in prior periods.  This resulted in a decrease to the Company’s provision for income taxes of $0.8 million, which reduced the Company’s effective income tax rate by approximately 4.9 percentage points for the three months ended November 30, 2017. Although this accounting change increases the volatility of the Company’s effective income tax rate from period to period, a majority of the impact is expected to occur during the first quarter of each fiscal year, when most of the Company’s equity awards settle.  Including the impacts of the adoption of this accounting change, we  had expected that the income tax rate for the full fiscal year 2018 would have been close to 27%. However, the Company is in the process of assessing the impact of the “Tax Cuts and Jobs Act” (the “Act), which is effective beginning January 1, 2018, and expects that the impact to its effective income tax rate will be favorable for fiscal year 2018. For additional information, see Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 14 — Subsequent Events, included in this report.

Net Income

Net income was $12.6 million, or $0.90 per common share on a fully diluted basis for the three months ended November 30, 2017 compared to $11.8 million, or $0.82 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.2 million on net income for the three months ended November 30, 2017 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.7 million from period to period.  Net income and diluted earnings per common share were also favorably impacted for the three months ended November 30, 2017 as a result of the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, an accounting standard which became effective for the Company during the first quarter of its fiscal year 2018.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be above 55% of net sales, our cost of doing business to be at 30% of net sales, and our EBITDA to be above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time as our revenues increase.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2017	2016
Gross margin - GAAP	56%	57%
Cost of doing business as a percentage of net sales - non-GAAP	36%	37%
EBITDA as a percentage of net sales - non-GAAP (1)	20%	21%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2017	2016
Total operating expenses - GAAP	$37,061	$34,524
Amortization of definite-lived intangible assets	(729)	(721)
Depreciation (in operating departments)	(865)	(679)
Cost of doing business	$35,467	$33,124
Net sales	$97,597	$89,248
Cost of doing business as a percentage of net sales - non-GAAP	36%	37%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2017	2016
Net income - GAAP	$12,630	$11,758
Provision for income taxes	3,926	4,638
Interest income	(133)	(147)
Interest expense	841	531
Amortization of definite-lived intangible assets	729	721
Depreciation	1,188	899
EBITDA	$19,181	$18,400
Net sales	$97,597	$89,248
EBITDA as a percentage of net sales - non-GAAP	20%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $12.6 million for the three months ended November 30, 2017 compared to $15.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million unsecured Credit Agreement with Bank of America, which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. In November 2017, the Company also entered into a Note Purchase and Private Shelf Agreement, pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of Series A Notes to certain purchasers. See Note 7 – Debt for additional information on this note agreement. The Company used the proceeds from the Series A Notes to pay down $20.0 million of short-term borrowings held under the Credit Agreement, of which $10.0 million was paid in November 2017 and the remaining $10.0 million was paid in December 2017. The $20.0 million of short term borrowings under the Credit Agreement were drawn in fiscal year 2017 primarily to fund the purchase and build out of the Company’s new San Diego, California office building, purchased in September 2016 and completed for occupancy in August 2017. The new office building houses both corporate employees and employees in the Company’s Americas segment.

During three months ended November 30, 2017, we had net new borrowings of $10.0 million U.S. dollars due to $20.0 million borrowed under the new Series A Notes offset by $10.0 million repaid on the revolving credit facility. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of November 30, 2017, we had a $144.0 million outstanding balance on the revolving credit facility, of which $134.0 million was classified as long-term and $10.0 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2017, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

At November 30, 2017, we had a total of $129.5 million in cash and cash equivalents and short-term investments. Of this balance, $117.2 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. The Company is in the process of reevaluating its position on certain unremitted foreign earnings as a result of “Tax Cuts and Jobs Act” (the “Act”). For additional information on the Act, see Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 14 — Subsequent Events, included in this report.

We believe that our existing consolidated cash and cash equivalents at November 30, 2017, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2017	2016	Change
Net cash provided by operating activities	$12,579	$15,630	$(3,051)
Net cash used in investing activities	(1,171)	(23,890)	22,719
Net cash used in financing activities	(2,329)	(7,295)	4,966
Effect of exchange rate changes on cash and cash equivalents	771	(1,854)	2,625
Net decrease in cash and cash equivalents	$9,850	$(17,409)	$27,259

Operating Activities

Net cash provided by operating activities decreased $3.0 million to $12.6 million for the three months ended November 30, 2017 from $15.6 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2017 was net income of $12.6 million, which increased $0.9 million from period to period. The changes in our working capital from period to period were primarily attributable to much lower decreases in the trade accounts receivable balance and the timing of payments received from customers from period to period. In the first quarter of fiscal year 2018, trade accounts receivable remained relatively constant whereas trade accounts receivable significantly decreased in the first quarter of fiscal year 2017. This decrease in the first quarter of fiscal year 2017 was due to significantly lower sales levels during the quarter compared to the last quarter of fiscal year 2016, particularly in the last month of the quarter.  In addition, the changes in our working capital from period to period were also attributable to an overall decrease in accounts payable and accrued liabilities as well as changes in income taxes payable and income taxes receivable primarily due to the timing of payments from period to period. These changes in our working capital were partially offset by much lower decreases in accrued payroll and related expenses due to lower earned incentive payouts in the first quarter of fiscal year 2018 compared to the same period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $22.7 million to $1.2 million for the three months ended November 30, 2017 from $23.9 million for the corresponding period of the prior fiscal year. This decrease was primarily due to a $12.3 million net decrease in purchases of short-term investments that were made primarily by our U.K. subsidiary from period to period. Also contributing to the decrease in total cash outflows was a decrease of $10.6  million in capital expenditures from period to period, primarily related to the purchase of the Company’s new San Diego office building which was purchased during the first quarter of fiscal year 2017. This decrease in cash outflows was partially offset by $0.2 million in cash paid pursuant to the execution of a settlement agreement in October 2017 that provided for the Company’s acquisition of the EZ REACH trade name.

Financing Activities

Net cash used in financing activities decreased $5.0 million to $2.3 million for the three months ended November 30, 2017 from $7.3 million for the corresponding period of the prior fiscal year primarily due to a decrease in cash outflows of $8.3 million for treasury stock purchases. This decrease in total cash outflows was partially offset by a decrease of $2.4 million in net proceeds from the Company’s borrowing agreements and an increase of $0.9 million in dividends paid.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.8 million for the three months ended November 30, 2017 as compared to a decrease in cash of $1.9 million for three months ended November 30, 2016. The change of $2.7 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2017, no such commitments were outstanding.

Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November 30, 2017, the Company repurchased 325,823 shares at a total cost of $35.0 million under this $75.0 million plan.  During the three months ended November 30, 2017, the Company repurchased 35,250 shares at an average price of $110.42 per share, for a total cost of $3.9 million.

Dividends

On December 12, 2017, the Company’s Board of Directors approved a 10% increase in the regular quarterly cash dividend, increasing it from $0.49 per share to $0.54 per share. The $0.54 per share dividend declared on December 12, 2017 is payable on January 31, 2018 to shareholders of record on January 19, 2018. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

There have been no material changes in our critical accounting policies from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact the Company’s consolidated financial statements and related disclosures is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in this report.

Related Parties

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 10 — Related Parties, included in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2017, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through November 30, 2017, the Company repurchased 325,823 shares at a total cost of $35.0 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2017. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2017 and October 13, 2017 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	21,000	$109.36	21,000	$41,593,822
October 1 - October 31	8,850	$111.69	8,850	$40,605,187
November 1 - November 30	5,400	$112.48	5,400	$39,997,685
Total	35,250	$110.42	35,250

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed July 14, 2017, Exhibit 3.1 thereto.
10(a)

Note Purchase and Private Shelf Agreement dated November 15, 2017 by and among WD-40 Company, Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(b)

Fifth Amendment to Credit Agreement dated November 15, 2017 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(b) thereto.

10(c)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2018	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer