Form 10-Q
period 2018-02-28
WD 40 CO
filed 2018-04-06
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 2, 2018 was 13,911,566.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$36,500	$37,082
Short-term investments	86,914	80,166
Trade accounts receivable, less allowance for doubtful
accounts of $262 and $240 at February 28, 2018
and August 31, 2017, respectively	73,332	64,259
Inventories	39,973	35,340
Other current assets	5,689	8,007
Total current assets	242,408	224,854
Property and equipment, net	36,849	29,439
Goodwill	95,947	95,597
Other intangible assets, net	15,221	16,244
Deferred tax assets, net	501	495
Other assets	3,074	3,088
Total assets	$394,000	$369,717

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,213	$20,898
Accrued liabilities	19,267	18,997
Accrued payroll and related expenses	10,270	14,222
Short-term borrowings	14,020	20,000
Income taxes payable	1,738	1,306
Total current liabilities	66,508	75,423
Long-term borrowings	153,200	134,000
Deferred tax liabilities, net	11,761	18,949
Other long-term liabilities and income taxes payable	8,189	1,958
Total liabilities	239,658	230,330

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,729,392 and 19,688,238 shares issued at February 28, 2018 and
August 31, 2017, respectively; and 13,928,937 and 13,984,183 shares
outstanding at February 28, 2018 and August 31, 2017, respectively	20	20
Additional paid-in capital	152,536	150,692
Retained earnings	328,598	315,764
Accumulated other comprehensive income (loss)	(16,421)	(28,075)
Common stock held in treasury, at cost ― 5,800,455 and 5,704,055
shares at February 28, 2018 and August 31, 2017, respectively	(310,391)	(299,014)
Total shareholders' equity	154,342	139,387
Total liabilities and shareholders' equity	$394,000	$369,717

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017

Net sales	$101,256	$96,519	$198,853	$185,767
Cost of products sold	45,498	42,057	88,898	80,265
Gross profit	55,758	54,462	109,955	105,502

Operating expenses:
Selling, general and administrative	30,437	29,842	61,654	58,833
Advertising and sales promotion	5,212	5,041	10,327	9,853
Amortization of definite-lived intangible assets	741	717	1,470	1,438
Total operating expenses	36,390	35,600	73,451	70,124

Income from operations	19,368	18,862	36,504	35,378

Other income (expense):
Interest income	131	133	264	280
Interest expense	(1,002)	(598)	(1,843)	(1,129)
Other (expense) income, net	(281)	9	(153)	273
Income before income taxes	18,216	18,406	34,772	34,802
Provision for income taxes	3,398	6,046	7,324	10,684
Net income	$14,818	$12,360	$27,448	$24,118

Earnings per common share:
Basic	$1.05	$0.87	$1.95	$1.69
Diluted	$1.05	$0.87	$1.95	$1.69

Shares used in per share calculations:
Basic	13,967	14,111	13,972	14,146
Diluted	13,995	14,143	14,003	14,182
Dividends declared per common share	$0.54	$0.49	$1.03	$0.91

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017

Net income	$14,818	$12,360	$27,448	$24,118
Other comprehensive income (loss):
Foreign currency translation adjustment	7,827	284	11,654	(5,830)
Total comprehensive income	$22,645	$12,644	$39,102	$18,288

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	41,154	-	(1,583)					(1,583)
Stock-based compensation			3,238					3,238
Cash dividends ($1.03 per share)				(14,486)				(14,486)
Acquisition of treasury stock						96,400	(11,377)	(11,377)
Foreign currency translation adjustment					11,654			11,654
Cumulative effect of change in accounting principle			189	(128)				61
Net income				27,448				27,448
Balance at February 28, 2018	19,729,392	$20	$152,536	$328,598	$(16,421)	5,800,455	$(310,391)	$154,342

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2018	2017
Operating activities:
Net income	$27,448	$24,118
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,886	3,298
Net gains on sales and disposals of property and equipment	(96)	(101)
Deferred income taxes	(7,184)	155
Stock-based compensation	3,238	2,959
Unrealized foreign currency exchange losses	284	1,153
Provision for bad debts	28	(102)
Changes in assets and liabilities:
Trade accounts receivable	(7,147)	(4,088)
Inventories	(3,752)	(6,582)
Other assets	2,539	(1,459)
Accounts payable and accrued liabilities	(260)	4,793
Accrued payroll and related expenses	(4,329)	(10,035)
Other long-term liabilities and income taxes payable	6,499	2,266
Net cash provided by operating activities	21,154	16,375

Investing activities:
Purchases of property and equipment	(9,247)	(12,896)
Proceeds from sales of property and equipment	246	271
Purchase of intangible assets	(175)	-
Purchases of short-term investments	(84,181)	(17,212)
Maturities of short-term investments	83,967	4,517
Net cash used in investing activities	(9,390)	(25,320)

Financing activities:
Treasury stock purchases	(11,377)	(18,718)
Dividends paid	(14,486)	(12,963)
Proceeds from issuance of common stock	215	359
Proceeds from issuance of long-term senior notes	20,000	-
Net (repayments) proceeds from revolving credit facility	(6,780)	26,233
Shares withheld to cover taxes upon conversions of equity awards	(1,797)	(1,692)
Net cash used in financing activities	(14,225)	(6,781)
Effect of exchange rate changes on cash and cash equivalents	1,879	(1,593)
Net decrease in cash and cash equivalents	(582)	(17,319)
Cash and cash equivalents at beginning of period	37,082	50,891
Cash and cash equivalents at end of period	$36,500	$33,572

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

The Company’s brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sports retailers, independent bike dealers, online retailers and industrial distributors and suppliers.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At February 28, 2018,  the Company had a notional amount of $17.9 million outstanding in foreign currency forward contracts, which mature in July 2018. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2018, while unrealized net losses related to foreign currency forward contracts were $0.6 million at August 31, 2017. Realized net gains related to foreign currency forward contracts were not significant for the three months ended February 28, 2018 and were $0.4 million for the six months ended February 28, 2018, while realized net gains and losses related to foreign currency forward contracts were not significant for each of the three and six month periods ended February 28, 2017. Both unrealized and realized net gains and losses are recorded in other (expense) income, net on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2018, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value, which does not significantly differ from the fair value of the notes as of February 28, 2018. During the six months ended February 28, 2018, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”.  SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on the Company’s consolidated financial statements and related disclosures, see Part I-Item 1, “Notes to Condensed Consolidated Statements” Note 12- Income Taxes, included in this report.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendments in this updated guidance simplify how an entity is required to test goodwill for impairment due to concerns that were raised about the cost and complexity of annual impairment tests under the existing standard. This updated guidance eliminates Step 2 of the previous two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which includes a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. Step 1 will be referred to simply as a “quantitative goodwill impairment test” subsequent to the Company’s adoption of this updated guidance, since Step 2 has been eliminated and “steps” are no longer referred to within the updated guidance. However, the updated guidance still permits the Company to first conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in its fiscal year 2018 during the second quarter, the period in which the Company performs its annual goodwill impairment test. The guidance was adopted on a prospective basis and is applicable to all of the Company’s future annual goodwill impairment tests. The Company’s reporting units have had no history of goodwill impairments and the Company also determined that no impairment of its goodwill existed as of February 28, 2018 as a result of its annual goodwill impairment test using a qualitative assessment. Therefore, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures. See Note 5 – Goodwill and Other Intangible Assets for additional information on the Company’s fiscal year 2018 annual goodwill impairment test.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption was permitted. The Company did not adopt this updated guidance early and therefore this guidance became effective for the Company during the first quarter of its fiscal year 2018. The impacts of the adoption by the Company of ASU No. 2016-09 in fiscal year 2018 were as follows:

•

The Company recorded excess tax benefits of $0.2 million and $0.8 million within the provision for income taxes for the three and six months ended February 28, 2018, respectively, from settlements of stock-based equity awards. Prior to the adoption of this new guidance, these amounts would have been recorded as an increase to additional paid-in capital. Although the Company recorded $0.2 million in excess tax benefits from settlements of stock-based equity awards that settled during the three months ended February 28, 2018, this amount was completely offset during the quarter by the remeasurement of the excess tax benefits previously recorded during the first quarter of fiscal year 2018 from $0.8 million to $0.6 million. These excess tax benefits recorded during the first quarter of fiscal year 2018 were remeasured and reduced as a result of a decrease in the Company’s U.S. federal corporate income tax rate due to U.S. tax reform under the “Tax Cuts and Jobs Act”, which became effective for the Company on January 1, 2018.

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

•

The Company elected to apply the presentation requirements for the statement of cash flows related to excess tax benefits from settlements of stock-based equity awards retrospectively for all periods presented which resulted in an increase of $0.9 million to both net cash provided by operating activities and net cash used in financing activities for the six months ended February 28, 2017.

•

The Company’s presentation in the statement of cash flows of employee taxes paid upon settlement of certain stock-based equity awards via shares withheld by the Company for tax-withholding purposes also changed as a result of the adoption of this new guidance since the Company previously reported such activity as an operating activity rather than a financing activity. As required, the Company applied this change in presentation for the statement of cash flows retrospectively for all periods presented which resulted in an increase of $1.7 million to both net cash provided by operating activities and net cash used in financing activities for the six months ended February 28, 2017.

•

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and six months ended February 28, 2018. The resulting increase in the Company’s diluted weighted average common shares outstanding was not material.

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to optionally allow entities to reclassify stranded tax effects, resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. Since the amendments within this guidance only relate to the reclassification of the income tax effects associated with the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures, as such stranded tax effects are immaterial.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires an entity to recognize revenue for product sales at the point in time in which control of goods transfers to the Company’s customers which, as defined, could be different than the point in time in which revenue had been recognized by the Company under existing U.S. GAAP, which was based on when title and the risks and rewards of ownership were transferred to the customer. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2018. The Company will adopt this new guidance following the modified retrospective approach and will recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2018. Management performed a detailed review of the Company’s customer contracts which was focused principally on, but not limited to, identifying the point in time at which the control of goods transfers to customers. Although management has not completed this review and is still in the process of completing a quantitative analysis, it does not expect the adoption of this guidance to have a material impact on net sales for the Company.  In addition, management is still in the process of determining other impacts that this new guidance will have on the Company's consolidated financial statements and related disclosures.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Product held at third-party contract manufacturers	$3,399	$3,021
Raw materials and components	3,414	3,021
Work-in-process	363	215
Finished goods	32,797	29,083
Total	$39,973	$35,340

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Machinery, equipment and vehicles	$17,783	$17,491
Buildings and improvements	17,172	16,953
Computer and office equipment	5,356	4,552
Software	9,398	7,947
Furniture and fixtures	1,727	1,608
Capital in progress	7,597	861
Land	3,465	3,453
Subtotal	62,498	52,865
Less: accumulated depreciation and amortization	(25,649)	(23,426)
Total	$36,849	$29,439

At February 28, 2018, capital in progress on the balance sheet included $7.4 million associated with capital costs related to the purchase of the Company’s new office building and related land in Milton Keynes, England, which will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company expects to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. For further information, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$85,448	$8,939	$1,210	$95,597
Translation adjustments	37	313	-	350
Balance as of February 28, 2018	$85,485	$9,252	$1,210	$95,947

During the second quarter of fiscal year 2018, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, November 30, 2017. In accordance with ASC 350-20, “Goodwill”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. In addition, the Company early adopted ASU 2017-04 “Simplifying the Test for Goodwill Impairment”  in the second quarter of fiscal year 2018. The amendments in this updated guidance simplify how an entity is required to test goodwill for impairment if a quantitative approach is used during the annual goodwill impairment test. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. See “Recently Adopted Accounting Standards” within Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, included in this report, for additional information on ASU 2017-04. During the fiscal year 2018 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance, including the anticipated impacts of the “Tax Cuts and Jobs Act”, which was signed into law on December 22, 2017 and became effective beginning January 1, 2018; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value as of the goodwill impairment testing date and, thus, a  quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2018.

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

	February 28,	August 31,
	2018	2017
Gross carrying amount	$36,826	$35,891
Accumulated amortization	(21,605)	(19,647)
Net carrying amount	$15,221	$16,244

There has been no impairment charge for the six months ended February 28, 2018 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2018 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$12,706	$3,538	$-	$16,244
Amortization expense	(1,116)	(354)	-	(1,470)
EZ REACH trade name	175	-	-	175
Translation adjustments	-	272	-	272
Balance as of February 28, 2018	$11,765	$3,456	$-	$15,221

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2018	$1,238	$241	$18
Fiscal year 2019	2,466	280	-
Fiscal year 2020	2,071	178	-
Fiscal year 2021	1,281	179	-
Fiscal year 2022	1,281	179	-
Thereafter	5,809	-	-
Total	$14,146	$1,057	$18

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Accrued advertising and sales promotion expenses	$11,355	$10,889
Accrued professional services fees	1,386	1,456
Accrued sales taxes and other taxes	1,212	1,701
Other	5,314	4,951
Total	$19,267	$18,997

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Accrued incentive compensation	$3,763	$6,554
Accrued payroll	3,736	3,338
Accrued profit sharing	838	2,257
Accrued payroll taxes	1,351	1,503
Other	582	570
Total	$10,270	$14,222

Note 7. Debt

As of February 28, 2018, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. The Series A Notes will bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually beginning on May 15, 2018. The Company used the proceeds to pay down $20.0 million of short-term borrowings under the Company’s existing $175.0 million unsecured Credit Agreement during the six months ended February 28, 2018. On February 23, 2018, this Note Agreement was amended (the “Note Amendment”) in connection with the purchase of the Company’s new office building and related land located in Milton Keynes, England, (the “Property”). The Note Amendment amends the Note Agreement to permit the Company to spend an aggregate amount not to exceed $15.0 million for the acquisition and improvement costs for the Property through the end of the Company’s fiscal year 2019.

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

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended six times, most recently on November 15, 2017, (the “Fifth Amendment”) and on February 23, 2018, (the “Sixth Amendment”). The Fifth Amendment amended certain provisions and covenants in the Credit Agreement to generally conform them to the corresponding provisions and covenants contained in the Note Agreement and permits the Company to incur indebtedness arising under the Note Agreement in an aggregate principal amount not to exceed the $20.0 million, the amount of the Series A Notes sold pursuant to the Note Agreement in November 2017. The Sixth Amendment amended the Credit Agreement to permit the Company to spend an aggregate amount not to exceed $15.0 million for the acquisition and improvement costs for the Company’s new office building and related land in Milton Keynes, England, through the end of the Company’s fiscal year 2019. The Sixth Amendment also permits the Company to incur an additional $15.0 million of indebtedness under the Note Agreement by issuance and sale of Shelf Notes pursuant to the Note Agreement

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020.  In addition, as allowed per the terms of the Credit Agreement, the Company and Bank of America entered into an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. This agreement was entered into during the second quarter of fiscal year 2016 and this agreement has been in effect since that time. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $8.2 million in net borrowings outstanding under the autoborrow agreement as of February 28, 2018.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the six months ended February 28, 2018, the Company repaid $20.0 million in short-term borrowings outstanding under the line of credit by utilizing the proceeds from the $20.0 million in Series A Notes issued in November 2017. Subsequently, the Company borrowed $5.0 million under the revolving credit facility during the second quarter of fiscal year 2018, which it intends to repay in less than twelve months.

Short-term and long-term borrowings consisted of the following (in thousands):

	February 28,	August 31,
	2018	2017
Short-term borrowings:
Revolving credit facility, short-term	$5,000	$20,000
Revolving credit facility, autoborrow feature	8,220	-
Series A Notes, current portion of long-term debt	800	-
Total short-term borrowings	14,020	20,000

Long-term borrowings:
Revolving credit facility	134,000	134,000
Series A Notes	19,200	-
Total long-term borrowings	153,200	134,000
Total borrowings	$167,220	$154,000

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

•

The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of February 28, 2018 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through February 28, 2018, the Company repurchased 386,973 shares at a total cost of $42.5 million under this $75.0 million plan. During the six months ended February 28, 2018, the Company repurchased 96,400 shares at an average price of $118.01 per share, for a total cost of $11.4 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income	$14,818	$12,360	$27,448	$24,118
Less: Net income allocated to
participating securities	(96)	(75)	(178)	(152)
Net income available to common shareholders	$14,722	$12,285	$27,270	$23,966

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Weighted-average common
shares outstanding, basic	13,967	14,111	13,972	14,146
Weighted-average dilutive securities	28	32	31	36
Weighted-average common
shares outstanding, diluted	13,995	14,143	14,003	14,182

There were no anti-dilutive stock-based equity awards outstanding  for the three and six months ended February 28, 2018 and 2017, respectively.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.2 million for both the three months ended February 28, 2018 and 2017, and $0.5 million for both the six months ended February 28, 2018 and 2017.  Accounts receivable from Tractor Supply were not material as of February 28, 2018 and August 31, 2017.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2018,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.  As of February 28, 2018, there is no current proceeding or litigation involving the Company that management believes could have a material adverse impact on its business, financial condition and results of operations. For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2018.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2018.

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

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarifies the accounting for income taxes under ASC 740 if information is not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provides for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During the measurement period, (i) income tax effects of the Tax Act must be reported if the accounting has been completed; (ii) provisional amounts must be reported for income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined; and (iii) provisional amounts are not required to be reported for income tax effects of the Tax Act for which a reasonable estimate cannot be determined. During the second quarter of fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. These estimates include the remeasurement of the deferred income tax balance on the Company’s consolidated balance sheets due to the reduction in the corporate federal statutory tax rate from 35% to 21%, as well as the application of a mandatory one-time “toll tax” on unremitted foreign earnings.

The remeasurement of the Company’s net deferred income tax liability was recorded as a provisional amount during the second quarter of fiscal year 2018 and resulted in a reduction of the liability of $6.9 million.  The reduction is a non-cash benefit to the Company’s provision for income taxes which resulted in a one-time benefit to earnings.  This benefit was almost entirely offset by the estimated toll tax to be applied to unremitted foreign earnings, mandated by the Tax Act. The Company has paid taxes on earnings outside the United States at tax rates which have been on average below the historical U.S. corporate federal statutory rate of 35%. As a result, the Company’s estimate of the deemed toll tax created a significant tax impact on the Company’s provision for income taxes of $6.8 million, also recorded as a provisional amount during the second quarter of fiscal year 2018.  The Company recorded both of these provisional amounts as discrete items in the second quarter of fiscal year 2018. Since the Tax Act allows companies to pay the toll tax over an eight year period with the larger payments coming due in the latter years, the Company recorded $6.3 million of the $6.8 million in other long-term liabilities and income taxes payable on its consolidated balance sheets. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

Management will continue to review the Tax Act and is still in the process of determining the full impacts of the Tax Act on the Company.  Management expects that the Company will lose the benefit from the Qualified Production Deduction in fiscal year 2019 but also expects to acquire certain benefits from the Foreign Derived Intangible Income section of the Tax Act.  Other significant sections of the new tax law, including the Global Intangible Low Tax Income (“GILTI”) and the Base Erosion Anti-Abuse Tax (“BEAT”) do not apply to the Company’s fiscal year 2018.  In addition the Company will continue to monitor for any significant impact on the Company’s consolidated financial statements in future periods with respect to GILTI and BEAT.

The provision for income taxes was 18.7% and 32.8% of income before income taxes for the three months ended February 28, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the Tax Act. In addition, the effective income tax rate was higher in the second quarter of last fiscal year due to the unfavorable impact of a non-reoccurring immaterial out-of-period correction that the Company recorded during the quarter associated with the tax impacts from certain unrealized foreign currency exchange losses. The Tax Act became effective on January 1, 2018, during the second quarter of the Company’s fiscal year, thus impacting the Company’s fiscal year 2018 effective tax rate.  Since the Company has a fiscal year which ends on August 31st, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended federal statutory tax rate for fiscal year 2018 is 25.7% which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year.

The provision for income taxes was 21.1% and 30.7% of income before income taxes for the six months ended February 28, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the Tax Act, which became effective on January 1, 2018. In addition, the effective income tax rate in the first half of fiscal year 2017 was higher due to the unfavorable impact of a non-reoccurring immaterial out-of-period correction that the Company recorded in the second quarter associated with the tax impacts from certain unrealized foreign currency exchange losses.  The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, in the first quarter of the Company’s fiscal year 2018 which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods. This resulted in a decrease to the Company’s provision for income taxes of $0.8 million for the six months ended February 28, 2018.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and prior audit examinations, the Company’s federal income tax returns for years prior to fiscal year 2016 are not subject to examination by the U.S. Internal Revenue Service. The Company is also currently under audit in various international jurisdictions for fiscal years 2014 through 2015. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2014 are no longer subject to examination. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2018:
Net sales	$44,967	$39,632	$16,657	$-	$101,256
Income from operations	$10,336	$10,532	$5,181	$(6,681)	$19,368
Depreciation and
amortization expense	$1,046	$646	$81	$196	$1,969
Interest income	$-	$118	$13	$-	$131
Interest expense	$999	$-	$3	$-	$1,002

February 28, 2017:
Net sales	$45,078	$36,205	$15,236	$-	$96,519
Income from operations	$10,710	$10,327	$4,585	$(6,760)	$18,862
Depreciation and
amortization expense	$1,090	$517	$61	$10	$1,678
Interest income	$2	$109	$22	$-	$133
Interest expense	$595	$-	$3	$-	$598

For the Six Months Ended
February 28, 2018:
Net sales	$91,130	$74,660	$33,063	$-	$198,853
Income from operations	$21,366	$18,368	$9,801	$(13,031)	$36,504
Depreciation and
amortization expense	$2,140	$1,205	$153	$388	$3,886
Interest income	$1	$237	$26	$-	$264
Interest expense	$1,838	$-	$5	$-	$1,843

February 28, 2017:
Net sales	$87,918	$66,462	$31,387	$-	$185,767
Income from operations	$21,459	$17,505	$9,571	$(13,157)	$35,378
Depreciation and
amortization expense	$2,139	$1,018	$123	$18	$3,298
Interest income	$4	$189	$87	$-	$280
Interest expense	$1,122	$-	$7	$-	$1,129

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Maintenance products	$92,319	$87,771	$180,349	$166,930
Homecare and cleaning products	8,937	8,748	18,504	18,837
Total	$101,256	$96,519	$198,853	$185,767

Note 14. Subsequent Events

On March 20, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on April 30, 2018 to shareholders of record on April 20, 2018.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for certain products; expected levels of promotional and advertising spending; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; the impact of the “Tax Cuts and Jobs Act”; and forecasted foreign currency exchange rates and commodity prices.  These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

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

Our brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through mass retail and home center stores, warehouse club stores, grocery stores, hardware stores, automotive parts outlets, sports retailers, independent bike dealers, online retailers and industrial distributors and suppliers.

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2018:

•

Consolidated net sales increased $13.1 million for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $5.7 million on consolidated net sales for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $7.4 million from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 37% of our consolidated sales for the six months ended February 28, 2018.

•

Consolidated net sales for the WD-40 Specialist product line were $14.9 million, which is a 33% increase for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 55.3% for the six months ended February 28, 2018 compared to 56.8% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $3.3 million to $27.4 million for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.1 million on consolidated net income for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $2.2 million.

•	Diluted earnings per common share for the six months ended February 28, 2018 were $1.95 versus $1.69 in the prior fiscal year period.

•

Net income and diluted earnings per common share were favorably impacted for the six months ended February 28, 2018 due to the U.S. “Tax Cuts and Jobs Act” which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period.

•

Share repurchases continued to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2017 through February 28, 2018, the Company repurchased 96,400 shares at an average price of $118.01 per share, for a total cost of $11.4 million.

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

Results of Operations

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$92,319	$87,771	$4,548	5%
Homecare and cleaning products	8,937	8,748	189	2%
Total net sales	101,256	96,519	4,737	5%
Cost of products sold	45,498	42,057	3,441	8%
Gross profit	55,758	54,462	1,296	2%
Operating expenses	36,390	35,600	790	2%
Income from operations	$19,368	$18,862	$506	3%
Net income	$14,818	$12,360	$2,458	20%
Earnings per common share - diluted	$1.05	$0.87	$0.18	21%
Shares used in per share calculations - diluted	13,995	14,143	(148)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$44,967	$45,078	$(111)	-
EMEA	39,632	36,205	3,427	9%
Asia-Pacific	16,657	15,236	1,421	9%
Total	$101,256	$96,519	$4,737	5%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$39,522	$39,215	$307	1%
Homecare and cleaning products	5,445	5,863	(418)	(7)%
Total	$44,967	$45,078	$(111)	-
% of consolidated net sales	44%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $45.0 million, down $0.1 million, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $0.3 million, or 1%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S., which were up 1%, or $0.3 million, period to period primarily due to higher sales of the WD-40 Specialist product line, which were up $0.5 million, or 22%, due to new distribution, particularly of certain new products within this product line that were launched early in fiscal year 2018. In addition, sales of maintenance products in Latin America were up 2% primarily due to increased sales of 3-IN-ONE and WD-40 Specialist products. These sales increases of maintenance products in the Americas were slightly offset by a 3% sales decrease in Canada due to the timing of promotional activities.

Sales of homecare and cleaning products in the Americas decreased $0.4 million, or 7%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Carpet Fresh, X-14, and Spot Shot brand products in the U.S., which were down 47%, 14% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for both the three months ended February 28, 2018 and 2017.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$38,021	$35,014	$3,007	9%
Homecare and cleaning products	1,611	1,191	420	35%
Total (1)	$39,632	$36,205	$3,427	9%
% of consolidated net sales	39%	37%

(1)

While the Company’s reporting currency is U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 50% of its sales are generated in Euro and 20% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $39.6 million, up $3.4 million, or 9%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 28, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $36.0 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $0.2 million, or 1%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). We experienced sales increases throughout the direct markets for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to a sales increase of $3.0 million, or 18%, of the WD-40 Multi-Use Product.  This increase was a result of the favorable impacts of changes in foreign currency exchange rates, specifically the strengthening of the Pound Sterling against the U.S. Dollar, and the timing of customer orders from period to period, as well as the continued growth of our base business. Also contributing to the overall sales increase in the direct markets was higher sales of the WD-40 Specialist product line, which were up $1.0 million, or 58%, from period to period due to new distribution as well as a higher level of promotional activities, particularly in the U.K. and France markets. In addition, sales in our Euro-based direct markets benefitted from the strengthening of the Euro against the Pound Sterling, thus resulting in higher Pound Sterling sales from period to period. Sales from direct markets accounted for 70% of the EMEA segment’s sales for the three months ended February 28, 2018 compared to 64% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $1.0 million, or 8%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a decrease of $0.6 million, or 57%, in sales in Saudi Arabia as a result of timing of customer orders from period to period. The distributor markets accounted for 30% of the EMEA segment’s total sales for the three months ended February 28, 2018, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$14,776	$13,541	$1,235	9%
Homecare and cleaning products	1,881	1,695	186	11%
Total	$16,657	$15,236	$1,421	9%
% of consolidated net sales	17%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $16.6 million, up $1.4 million, or 9%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended February 28, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $16.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.0 million, or 6%, from period to period.

Sales in Asia, which represented 73% of the total sales in the Asia-Pacific segment, increased $0.9 million, or 8%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $0.3 million, or 3%, primarily attributable to a higher level of promotional activities from period to period, particularly in Taiwan and Thailand. Sales were also higher in the Asian distributor markets period over period due to certain customers buying product in advance of price increases, which took place in the first six months of fiscal year 2018. Sales in China increased $0.6 million, or 19%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to a special promotional program which was conducted during the second quarter of fiscal year 2018 and the timing of customer orders from period to period.  Changes in foreign currency exchange rates had a favorable impact on sales in China. On a constant currency basis, sales would have increased by $0.4 million, or  12%, from period to period.

Sales in Australia increased $0.5 million, or 13%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to successful promotional activities and expanded distribution of the WD-40 Specialist product line. Changes in foreign currency exchange rates also had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by $0.3 million, or 7% from period to period.

Gross Profit

Gross profit increased to $55.8 million for the three months ended February 28, 2018 compared to $54.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.1% for the three months ended February 28, 2018 compared to 56.4% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the second quarter of fiscal year 2018 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, the level to which gross margin will be impacted by such costs in future periods is uncertain.  Also negatively impacting gross margin by 0.3 percentage points were the combined effects of unfavorable sales mix changes and increases in a variety of other miscellaneous costs in the Americas and EMEA segments, including increases in costs of goods unrelated to petroleum-based specialty chemicals or aerosol cans.  In addition, gross margin was negatively impacted by 0.2 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the Americas segment. These unfavorable impacts to gross margin were partially offset by 0.4 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments late in fiscal year 2017 and the first half in fiscal year 2018.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.6 million and $4.1 million for the three months ended February 28, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2018 increased $0.6 million, or 2%, to $30.4 million from $29.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 30.1% for the three months ended February 28, 2018 from 30.9% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to unfavorable changes in foreign currency exchange rates of $1.0 million from period to period, as well as increased depreciation expense and general office overhead costs, increased freight costs, and increased professional services costs. Depreciation expense and general office overhead costs increased $0.4 million primarily due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Freight costs associated with shipping products to our customers increased $0.3 million primarily due to increases in such costs in the EMEA segment from period to period. In addition, professional services costs increased $0.2 million due to increased use of such services from period to period, primarily in the EMEA segment. These increases were partially offset by lower employee-related costs,  lower new product development costs, and a decrease in other miscellaneous expenses. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $0.8 million primarily due to lower earned incentive compensation, which was partially offset by increased headcount and the impact of annual compensation increases from period to period. New product development costs decreased $0.3 million from period to period due to a decrease in such costs in the Americas segment. Other miscellaneous expenses, which primarily includes sales commissions and travel and meetings expense, decreased by $0.2 million period over period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.6 million and $2.2 million for the three months ended February 28, 2018 and 2017, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2018 increased $0.2 million, or 3%, to $5.2 million from $5.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.1% for the three months ended February 28, 2018 from 5.2% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on such expenses of $0.2 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the second quarter of fiscal year 2018 would have remained relatively constant compared to the corresponding period of the prior fiscal year.  Investment in global advertising and sales promotion expenses for fiscal year 2018 is expected to be near 6% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2018 were $4.7 million compared to $4.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.9 million and $9.1 million for the three months ended February 28, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended February 28, 2018 and 2017.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$10,336	$10,710	$(374)	(3)%
EMEA	10,532	10,327	205	2%
Asia-Pacific	5,181	4,585	596	13%
Unallocated corporate (1)	(6,681)	(6,760)	79	(1)%
	$19,368	$18,862	$506	3%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $10.3 million, down $0.4 million, or 3%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a lower gross margin and a $0.1 million decrease in sales,  both of which were partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 54.2% to 52.6% period over period. This decrease in the gross margin was primarily due to unfavorable sales mix changes and increased other miscellaneous costs and the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as higher warehousing and in-bound freight costs from period to period.  These unfavorable impacts were partially offset by a lower level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating expenses decreased $0.4 million period over period primarily due to lower research and development costs, a lower level of travel and meeting expenses and decreased advertising and sales promotion expenses from period to period.  These decreases in operating expenses were partially offset by increased headcount from period to period.  Operating income as a percentage of net sales decreased from 23.8% to 23.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $10.5 million, up $0.2 million, or 2%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $3.4 million increase in sales, which was mostly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 60.4% to 58.3% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable sales mix changes, which were partially offset by sales price increases from period to period. The higher sales in the EMEA segment were accompanied by a $1.1 million increase in total operating expenses period over period, primarily due to increased headcount, increased freight costs associated with shipping products to our customers and increased advertising and sales promotion expenses, as well as the unfavorable impacts due to changes in foreign currency exchange rates. These increases in operating expenses were partially offset by lower earned incentive compensation from period to period. Operating income as a percentage of net sales decreased from 28.5% to 26.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.2 million, up $0.6 million, or 13%, for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $1.4 million increase in sales and a slightly higher gross margin, which were both partially offset by increased operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 53.7% to 53.9% period over period primarily due to favorable sales mix changes and sales price increases from period to period, which were significantly offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. The higher sales in the Asia-Pacific segment were accompanied by a $0.2 million increase in total operating expenses period over period primarily due to increased freight costs associated with shipping products to our customers. Operating income as a percentage of net sales increased from 30.1% to 31.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2018	2017	Change
Interest income	$131	$133	$(2)
Interest expense	$1,002	$598	$404
Other (expense) income, net	$(281)	$9	$(290)
Provision for income taxes	$3,398	$6,046	$(2,648)

Interest Income

Interest income remained relatively constant for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.4 million for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates on our revolving credit facility period over period. Interest expense also increased from period to period due to the interest associated with the $20.0 million Series A Notes which were issued in November 2017. See Note 7 – Debt for additional information on the Series A Notes.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.3 million for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to $0.3 million in net foreign currency exchange losses which were recorded for the three months ended February 28, 2018 compared to insignificant net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 18.7% and 32.8% of income before income taxes for the three months ended February 28, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the “Tax Cuts and Jobs Act” which was signed into law on December 22, 2017 (the “Tax Act”). In addition, the effective income tax rate was higher in the second quarter of last fiscal year due to the unfavorable impact of a non-reoccurring immaterial out-of-period correction that we recorded during the quarter associated with the tax impacts from certain unrealized foreign currency exchange losses.  The Tax Act became effective on January 1, 2018, during the second quarter of the Company’s fiscal year, thus impacting its fiscal year 2018 effective tax rate.  Since the Company has a fiscal year which ends on August 31st, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax

Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended corporate federal statutory tax rate for fiscal year 2018 is 25.7%, which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year.  In addition, the Company estimated and recorded two discrete items, both of which were recorded as provisional amounts, during the second quarter of fiscal year 2018 related to the Tax Act. A one-time remeasurement of the Company’s deferred tax assets and liabilities created a $6.9 million benefit that was almost entirely offset by the unfavorable impact of a mandatory one-time “toll tax” on unremitted foreign earnings in the amount of $6.8 million, resulting in an insignificant net impact to the Company’s effective income tax rate in the second quarter of fiscal year 2018. Based on our analyses of the Tax Act through the second quarter of fiscal year 2018, we expect that our effective tax for the full fiscal year 2018 will be between 22% and 23%. However, this expectation is subject to changes in our provisional amounts, which may be revised, possibly materially, during a measurement period of up to one year after the enactment of the Tax Act. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I-Item 1, “Notes to Condensed Consolidated Statements” Note 12- Income Taxes, included in this report.

Net Income

Net income was $14.8 million, or $1.05 per common share on a fully diluted basis for the three months ended February 28, 2018 compared to $12.4 million, or $0.87 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.9 million on net income for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.5 million from period to period.

Six Months Ended February 28, 2018 Compared to Six Months Ended February 28, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$180,349	$166,930	$13,419	8%
Homecare and cleaning products	18,504	18,837	(333)	(2)%
Total net sales	198,853	185,767	13,086	7%
Cost of products sold	88,898	80,265	8,633	11%
Gross profit	109,955	105,502	4,453	4%
Operating expenses	73,451	70,124	3,327	5%
Income from operations	$36,504	$35,378	$1,126	3%
Net income	$27,448	$24,118	$3,330	14%
Earnings per common share - diluted	$1.95	$1.69	$0.26	15%
Shares used in per share calculations - diluted	14,003	14,182	(179)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$91,130	$87,918	$3,212	4%
EMEA	74,660	66,462	8,198	12%
Asia-Pacific	33,063	31,387	1,676	5%
Total	$198,853	$185,767	$13,086	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$79,238	$75,090	$4,148	6%
Homecare and cleaning products	11,892	12,828	(936)	(7)%
Total	$91,130	$87,918	$3,212	4%
% of consolidated net sales	46%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $91.1 million, up $3.2 million, or 4%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Americas segment from period to period. Sales for the six months ended February 28, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $90.8 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $2.9 million, or 3%, from period to period.

Sales of maintenance products in the Americas segment increased $4.1 million, or 6%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S., which were up 5% from period to period, as well as higher sales in Latin America and Canada, which were up 8% and 5%, respectively. The sales increase in the U.S. was primarily due to the success of certain online promotional and advertising activities which were conducted in the first quarter of fiscal year 2018 as well as higher sales of WD-40 EZ-REACH Flexible Straw product, which was up 13% in the U.S. from period to period. The sales increase in Latin America from period to period was primarily due to the new distribution for the WD-40 Multi-Use Product in Central America and higher sales in Argentina due to price increases implemented early in the second quarter of fiscal year 2018, as well as higher sales in Mexico due to improved market and economic conditions and increased promotional activities as compared to corresponding period of the prior fiscal year. The sales increase in Canada was due to favorable impact from changes in foreign currency exchange rates from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $1.0 million, or 18%, from period to period due to new distribution, particularly of certain new products within this product line during the six months ended February 28, 2018.

Sales of homecare and cleaning products in the Americas decreased $0.9 million, or 7%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Carpet Fresh, X-14, and Spot Shot brand products in the U.S., which were down 26%, 11% and 10%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for both the six months ended February 28, 2018 and 2017.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$71,765	$63,952	$7,813	12%
Homecare and cleaning products	2,895	2,510	385	15%
Total (1)	$74,660	$66,462	$8,198	12%
% of consolidated net sales	37%	36%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $74.7 million, up $8.2 million, or 12%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 28, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $69.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $3.4 million, or 5%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). We experienced sales increases throughout the direct markets for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to a sales increase of $4.4 million, or 14%, of the WD-40 Multi-Use Product. This increase was a result of the favorable impacts of changes in foreign currency exchange rates, specifically the Pound Sterling against the U.S. Dollar, as well as a higher level of promotional activities, particularly in the do-it-yourself (“DIY”) and retail channels. Also contributing to the overall sales increase in the direct markets was higher sales of the WD-40 Specialist product line, which were up $2.2 million, or 65%, from period to period due to new distribution and a higher level of promotional activities, particularly in the U.K. and France markets.  In addition, sales in our Euro-based direct markets benefitted from the strengthening of the Euro against the Pound Sterling, thus resulting in higher Pound Sterling sales from period to period. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the six months ended February 28, 2018 compared to 65% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.3 million, or 6%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of WD-40 Multi-Use Product in Northern Europe and the Middle East as a result of various successful promotional programs in those regions. The distributor markets accounted for 33% of the EMEA segment’s total sales for the six months ended February 28, 2018, compared to 35% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$29,346	$27,888	$1,458	5%
Homecare and cleaning products	3,717	3,499	218	6%
Total	$33,063	$31,387	$1,676	5%
% of consolidated net sales	17%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $33.0 million, up $1.6 million, or 5%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the six months ended February 28, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $32.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.0 million, or 3%, from period to period.

Sales in Asia, which represented 73% of the total sales in the Asia-Pacific segment,  increased $1.1 million, or 5%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $0.7 million, or 5%, primarily attributable to a higher level of promotional activities from period to period, particularly in Malaysia, Sri Lanka and Thailand. Sales were also higher in the Asian distributor markets period over period due to certain customers buying product in advance of price increases, which took place in the first six months of fiscal year 2018. Sales in China increased $0.4 million, or 6%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to favorable changes in foreign currency exchange rates as well as the timing of customer orders and promotional activities from period to period. On a constant currency basis, sales in China would have increased by $0.1 million, or 1%, from period to period.

Sales in Australia increased $0.5 million, or 7%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by 2% from period to period primarily due to higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit increased to $110.0 million for the six months ended February 28, 2018 compared to $105.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.3% for the six months ended February 28, 2018 compared to 56.8% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.3 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the first half of fiscal year 2018 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also negatively impacted by 0.3 percentage points from period to period due to higher warehousing and in-bound freight costs in all three segments. In addition, the combined effects of unfavorable sales mix changes and increases in a variety of other miscellaneous costs in the Americas and EMEA segment, including increases in costs of goods unrelated to petroleum-based specialty chemicals or aerosol cans, negatively impacted gross margin by 0.2 percentage points. These unfavorable impacts to gross margin were partially offset by 0.3 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments late in fiscal year 2017 and the first half in fiscal year 2018.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $8.9 million and $7.9 million for the six months ended February 28, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2018 increased $2.8 million, or 5%, to $61.6 million from $58.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 31.0% for the six months ended February 28, 2018 from 31.7% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to unfavorable changes in foreign currency exchange rates of $1.5 million from period to period, as well as increases in freight costs, depreciation expense and general office overhead costs, professional services costs, and employee-related costs from period to period. Freight costs associated with shipping products to our customers increased $0.8 million primarily due to higher sales volumes in the Americas and EMEA segments from period to period. Depreciation expense and general office overhead costs increased $0.6 million primarily due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Professional services costs increased $0.3 million due to increased use of such services from period to period, primarily in the EMEA segment. In addition, employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.2 million. This increase was primarily due to increased headcount, higher stock-based compensation, and annual compensation increases that take effect in the first quarter of the fiscal year, which were all partially offset by lower earned incentive compensation from period to period. These overall increases were slightly offset by a $0.6 million decrease in new product development costs from period to period in the Americas segment.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.3 million and $4.3 million for the six months ended February 28, 2018 and 2017, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2018 increased $0.4 million, or 5%, to $10.3 million from $9.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.2% for the six months ended February 28, 2018 from 5.3% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on such expenses of $0.3 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses would have increased by 1% to $10.0 million, primarily due to a slightly higher level of promotional programs and marketing support in the EMEA and Asia-Pacific segments from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2018 were $10.1 million compared to $8.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $20.4 million and $18.0 million for the six months ended February 28, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $1.5 million and $1.4 million for the six months ended February 28, 2018 and 2017, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$21,366	$21,459	$(93)	-
EMEA	18,368	17,505	863	5%
Asia-Pacific	9,801	9,571	230	2%
Unallocated corporate (1)	(13,031)	(13,157)	126	(1)%
	$36,504	$35,378	$1,126	3%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $21.4 million, down $0.1 million, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year,  primarily due to a lower gross margin and higher operating expenses, which were almost completely offset by a $3.2 million increase in sales. As a percentage of net sales, gross profit for the Americas segment decreased from 55.0% to 53.3% period over period. This decrease in the gross margin was primarily due to unfavorable sales mix changes and increased other miscellaneous costs and the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as higher warehousing and in-bound freight costs from period to period.  These unfavorable impacts were partially offset by a lower level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating expenses increased $0.3 million period over period primarily due to higher employee-related expenses and increased freight costs associated with shipping products to our customers, both of which were partially offset by lower research and development costs from period to period. Operating income as a percentage of net sales decreased from 24.4% to 23.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $18.4 million, up $0.9 million, or 5%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to an  $8.2 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 60.4% to 58.4% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases from period to period. The higher sales in the EMEA segment were accompanied by a $2.6 million increase in total operating expenses period over period,  primarily due to increased headcount,  increased freight costs associated with shipping products to our customers and increased advertising and sales promotion expenses. Operating expenses were also higher due to the unfavorable impacts of changes in foreign currency exchange rates from period to period. These increases in operating expenses were partially offset by lower earned incentive compensation from period to period.  Operating income as a percentage of net sales decreased from 26.3% to 24.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $9.8 million, up $0.2 million, or 2%, for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $1.4 million increase in sales, which was significantly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.3% to 53.8% period over period primarily due to the negative impact of increased costs of petroleum-based specialty chemicals, which was partially offset by favorable sales mix changes and sales price increases from period to period. The higher sales in the Asia-Pacific segment were accompanied by a $0.5 million increase in total operating expenses period over period, primarily due to increased advertising and sales promotion expenses and increased freight costs associated with shipping products to our customers. Operating income as a percentage of net sales decreased from 30.5% to 29.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28,
	2018	2017	Change
Interest income	$264	$280	$(16)
Interest expense	$1,843	$1,129	$714
Other (expense) income, net	$(153)	$273	$(426)
Provision for income taxes	$7,324	$10,684	$(3,360)

Interest Income

Interest income remained relatively constant for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.7 million for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period. Interest expense also increased from period to period due to the interest associated with the $20.0 million Series A Notes which were issued in November 2017. See Note 7 – Debt for additional information on the Series A Notes.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.4 million for the three months ended February 28, 2018 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the six months ended February 28, 2018 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 21.1% and 30.7% of income before income taxes for the six months ended February 28, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the “Tax Cuts and Jobs Act” (the “Tax Act"), which became effective on January 1, 2018. In addition, the effective income tax rate in the first half of fiscal year 2017 was higher due to the unfavorable impact of a non-reoccurring immaterial out-of-period correction that we recorded in the second quarter associated with the tax impacts from certain unrealized foreign currency exchange losses.  The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of the Company’s fiscal year 2018 which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods. This resulted in a decrease to the Company’s provision for income taxes of $0.8 million the six months ended February 28, 2018. In addition, the Company estimated and recorded two discrete items, both of which were recorded as provisional amounts, during the second quarter of fiscal year 2018 related to the Tax Act. A one-time remeasurement of the Company’s deferred tax assets and liabilities created a favorable $6.9 million benefit that was almost entirely offset by the unfavorable impacts of a mandatory one-time “toll tax” on unremitted foreign earnings in the amount of $6.8 million, resulting in an insignificant net impact to the Company’s effective income tax rate for the first half of fiscal year 2018. For additional information on the impacts on the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I-Item 1, “Notes to Condensed Consolidated Statements” Note 12- Income Taxes, included in this report.

Net Income

Net income was $27.4 million, or $1.95 per common share on a fully diluted basis for the six months ended February 28, 2018 compared to $24.1 million, or $1.69 per common share on a fully diluted basis for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.1 million on net income for the six months ended February 28, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $2.2 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Gross margin - GAAP	55%	56%	55%	57%
Cost of doing business as a percentage
of net sales - non-GAAP	34%	35%	35%	36%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	21%	20%	21%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Total operating expenses - GAAP	$36,390	$35,600	$73,451	$70,124
Amortization of definite-lived intangible assets	(741)	(717)	(1,470)	(1,438)
Depreciation (in operating departments)	(935)	(700)	(1,800)	(1,379)
Cost of doing business	$34,714	$34,183	$70,181	$67,307
Net sales	$101,256	$96,519	$198,853	$185,767
Cost of doing business as a percentage
of net sales - non-GAAP	34%	35%	35%	36%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Net income - GAAP	$14,818	$12,360	$27,448	$24,118
Provision for income taxes	3,398	6,046	7,324	10,684
Interest income	(131)	(133)	(264)	(280)
Interest expense	1,002	598	1,843	1,129
Amortization of definite-lived intangible assets	741	717	1,470	1,438
Depreciation	1,228	961	2,416	1,860
EBITDA	$21,056	$20,549	$40,237	$38,949
Net sales	$101,256	$96,519	$198,853	$185,767
EBITDA as a percentage of net sales - non-GAAP	21%	21%	20%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $21.2 million for the six months ended February 28, 2018 compared to $16.4 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million unsecured Credit Agreement with Bank of America, which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. In November 2017, the Company also entered into a Note Purchase and Private Shelf Agreement, pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of Series A Notes to certain purchasers. See Note 7 – Debt for additional information on this note agreement. The Company used the proceeds from the Series A Notes to pay down $20.0 million of short-term borrowings held under the Credit Agreement during the six months ended February 28, 2018. The $20.0 million of short term borrowings under the Credit Agreement were drawn in fiscal year 2017 primarily to fund the purchase and build out of the Company’s new San Diego, California office building, purchased in September 2016 and completed for occupancy in August 2017. The new office building houses both corporate employees and employees in the Company’s Americas segment.

During six months ended February 28, 2018, we had net new borrowings of $13.2 million U.S. dollars as a result of $5.0 million borrowed under the revolving credit facility, as well as $8.2 million in net borrowings under the autoborrow agreement. We regularly convert the vast majority of our draws on our line of credit to new draws with new maturity dates and interest rates. As of February 28, 2018, we had a $147.2 million outstanding balance on the revolving credit facility, of which $134.0 million was classified as long-term and $13.2 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 28, 2018, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants

At February 28, 2018, we had a total of $123.4 million in cash and cash equivalents and short-term investments. Of this balance, $121.3 million was held in Europe, Australia and China in foreign currencies. It is our intention to indefinitely reinvest the cumulative unremitted earnings at these locations in order to ensure sufficient working capital, expand operations and fund foreign acquisitions in these locations.  We believe that our future cash from domestic operations, together with our access to funds available under our unsecured revolving credit facility will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. Although we hold a significant amount of cash outside of the United States and the draws on the credit facility to date have been made by our entity in the United States, we do not foresee any ongoing issues with repaying or refinancing these loans with domestically generated funds since we closely monitor the use of this credit facility. The Company is in the process of reevaluating its position on certain unremitted foreign earnings as a result of “Tax Cuts and Jobs Act” (the “Tax Act”). For additional information on the Tax Act, see Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Income Taxes, included in this report.

We believe that our existing consolidated cash and cash equivalents at February 28, 2018, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2018	2017	Change
Net cash provided by operating activities	$21,154	$16,375	$4,779
Net cash used in investing activities	(9,390)	(25,320)	15,930
Net cash used in financing activities	(14,225)	(6,781)	(7,444)
Effect of exchange rate changes on cash and cash equivalents	1,879	(1,593)	3,472
Net decrease in cash and cash equivalents	$(582)	$(17,319)	$16,737

Operating Activities

Net cash provided by operating activities increased $4.8 million to $21.2 million for the six months ended February 28, 2018 from $16.4 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2018 was net income of $27.4 million, which increased $3.3 million from period to period. The changes in our working capital from period to period were primarily attributable to much higher increases in the trade accounts receivable balance due to increased sales and the timing of payments received from customers from period to period. In the first half of fiscal year 2018, trade accounts receivable increased significantly whereas trade accounts receivable only slightly increased during the first half of fiscal year 2017.  In addition, the changes in our working capital were also attributable to changes in accounts payable and accrued liabilities from period to period. In the first half of fiscal year 2018, accounts payable and accrued liabilities remained relatively constant whereas accounts payable and accrued liabilities significantly increased in the first half of fiscal year 2017 due to planned increases in inventory levels as well as the timing of payments made to vendors from period to period. These changes in our working capital were partially offset by much lower decreases in accrued payroll and related expenses due to lower earned incentive payouts in the first quarter of fiscal year 2018 compared to the same period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $15.9 million to $9.4 million for the six months ended February 28, 2018 from $25.3 million for the corresponding period of the prior fiscal year. This decrease was primarily due to lower net purchases of short-term investments that were made primarily by our U.K subsidiary. Also contributing to the decrease in total cash outflows  was a decrease of $3.6 million in capital expenditures, primarily related to the $10.7 million purchase of the Company’s new San Diego office building which was completed during the first quarter of fiscal year 2017,  partially offset by the $7.4 million purchase of the Company’s new office building and related land located in Milton Keynes, England during the second quarter of fiscal year 2018. This overall decrease in cash outflows were slightly offset by $0.2 million in cash paid pursuant to the execution of a settlement agreement in October 2017 that provided for the Company’s acquisition of the EZ REACH trade name.

Financing Activities

Net cash used in financing activities increased $7.4 million to $14.2 million for the six months ended February 28, 2018 from $6.8 million for the corresponding period of the prior fiscal year primarily due to a $13.0 million decrease in net proceeds from the Company’s borrowing agreements. Also contributing to the increase in total cash outflows was an increase of $1.5 million in dividends paid, a $0.1 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and a $0.1 million increase in shares withheld to cover taxes upon conversions of equity awards from period to period.  These increases in cash outflows from financing activities were partially offset by a decrease of $7.3 million for treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $1.9 million for the six months ended February 28, 2018 as compared to a decrease in cash of $1.6 million for the six months ended February 28, 2017.  The change of $3.5 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2018, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On March 20, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on April 30, 2018 to shareholders of record on April 20, 2018. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2018, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through February 28, 2018, the Company repurchased 386,973 shares at a total cost of $42.5 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2018. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2017 and January 12, 2018 and between February 14, 2018 and February 28, 2018 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	6,500	$119.60	6,500	$39,220,146
January 1 - January 31	16,050	$125.43	16,050	$37,206,613
February 1 - February 28	38,600	$121.57	38,600	$32,513,118
Total	61,150	$122.38	61,150

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed July 14, 2017, Exhibit 3.1 thereto.

10(a)

Note Purchase and Private Shelf Agreement dated November 15, 2017 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(b)

First Amendment to Note Purchase Agreement dated February 23, 2018 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

10(c)

Fifth Amendment to Credit Agreement dated November 15, 2017 by and between WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 17, 2018, Exhibit 10(b) thereto.

10(d)

Sixth Amendment to Credit Agreement dated February 23, 2018 by and between WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(c) thereto.

10(e)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(f)

Contract for the Sale of 252 Upper Third Street, Milton Keynes, MK9 1NP dated February 23, 2018 by and between WD-40 Company Limited and BCP (Milton Keynes) LLP, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(a) thereto.

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

WD-40 COMPANY Registrant

Date: April 6, 2018	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer