Form 10-Q
period 2018-05-31
WD 40 CO
filed 2018-07-10
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 5, 2018 was 13,871,913.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$123,338	$37,082
Short-term investments	234	80,166
Trade accounts receivable, less allowance for doubtful
accounts of $273 and $240 at May 31, 2018
and August 31, 2017, respectively	70,665	64,259
Inventories	37,639	35,340
Other current assets	4,940	8,007
Total current assets	236,816	224,854
Property and equipment, net	36,206	29,439
Goodwill	95,706	95,597
Other intangible assets, net	14,306	16,244
Deferred tax assets, net	489	495
Other assets	3,068	3,088
Total assets	$386,591	$369,717

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,105	$20,898
Accrued liabilities	19,866	18,997
Accrued payroll and related expenses	11,044	14,222
Short-term borrowings	85,342	20,000
Income taxes payable	1,105	1,306
Total current liabilities	135,462	75,423
Long-term borrowings	82,800	134,000
Deferred tax liabilities, net	11,736	18,949
Other long-term liabilities and income taxes payable	8,051	1,958
Total liabilities	238,049	230,330

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,729,708 and 19,688,238 shares issued at May 31, 2018 and
August 31, 2017, respectively; and 13,880,647 and 13,984,183 shares
outstanding at May 31, 2018 and August 31, 2017, respectively	20	20
Additional paid-in capital	152,953	150,692
Retained earnings	337,169	315,764
Accumulated other comprehensive loss	(24,802)	(28,075)
Common stock held in treasury, at cost ― 5,849,061 and 5,704,055
shares at May 31, 2018 and August 31, 2017, respectively	(316,798)	(299,014)
Total shareholders' equity	148,542	139,387
Total liabilities and shareholders' equity	$386,591	$369,717

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017

Net sales	$107,025	$98,178	$305,878	$283,945
Cost of products sold	48,367	43,891	137,265	124,156
Gross profit	58,658	54,287	168,613	159,789

Operating expenses:
Selling, general and administrative	30,082	27,558	91,736	86,391
Advertising and sales promotion	5,501	5,398	15,828	15,251
Amortization of definite-lived intangible assets	746	718	2,216	2,156
Total operating expenses	36,329	33,674	109,780	103,798

Income from operations	22,329	20,613	58,833	55,991

Other income (expense):
Interest income	107	112	371	392
Interest expense	(1,205)	(693)	(3,048)	(1,822)
Other income (expense), net	66	254	(87)	527
Income before income taxes	21,297	20,286	56,069	55,088
Provision for income taxes	5,167	5,842	12,491	16,526
Net income	$16,130	$14,444	$43,578	$38,562

Earnings per common share:
Basic	$1.15	$1.02	$3.10	$2.71
Diluted	$1.15	$1.02	$3.10	$2.71

Shares used in per share calculations:
Basic	13,905	14,056	13,949	14,115
Diluted	13,937	14,088	13,981	14,151
Dividends declared per common share	$0.54	$0.49	$1.57	$1.40

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017

Net income	$16,130	$14,444	$43,578	$38,562
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,381)	3,504	3,273	(2,326)
Total comprehensive income	$7,749	$17,948	$46,851	$36,236

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	41,470	-	(1,602)					(1,602)
Stock-based compensation			3,674					3,674
Cash dividends ($1.57 per share)				(22,045)				(22,045)
Acquisition of treasury stock						145,006	(17,784)	(17,784)
Foreign currency translation adjustment					3,273			3,273
Cumulative effect of change in accounting principle			189	(128)				61
Net income				43,578				43,578
Balance at May 31, 2018	19,729,708	$20	$152,953	$337,169	$(24,802)	5,849,061	$(316,798)	$148,542

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2018	2017
Operating activities:
Net income	$43,578	$38,562
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,849	5,005
Net gains on sales and disposals of property and equipment	(154)	(109)
Deferred income taxes	(7,025)	(101)
Stock-based compensation	3,674	3,543
Unrealized foreign currency exchange (gains) losses, net	(200)	872
Provision for bad debts	48	(141)
Changes in assets and liabilities:
Trade accounts receivable	(6,285)	(1,915)
Inventories	(2,108)	(4,926)
Other assets	3,137	1,660
Accounts payable and accrued liabilities	(1,630)	(125)
Accrued payroll and related expenses	(3,328)	(7,937)
Other long-term liabilities and income taxes payable	6,030	456
Net cash provided by operating activities	41,586	34,844

Investing activities:
Purchases of property and equipment	(10,678)	(15,410)
Proceeds from sales of property and equipment	345	403
Purchase of intangible assets	(175)	-
Purchases of short-term investments	(84,540)	(26,815)
Maturities of short-term investments	168,651	4,517
Net cash provided by (used in) investing activities	73,603	(37,305)

Financing activities:
Treasury stock purchases	(17,784)	(26,227)
Dividends paid	(22,045)	(19,896)
Proceeds from issuance of common stock	215	548
Proceeds from issuance of long-term senior notes	20,000	-
Repayments of long-term senior notes	(400)	-
Net (repayments) proceeds from revolving credit facility	(5,458)	32,000
Shares withheld to cover taxes upon conversions of equity awards	(1,817)	(1,692)
Net cash used in financing activities	(27,289)	(15,267)
Effect of exchange rate changes on cash and cash equivalents	(1,644)	(958)
Net increase (decrease) in cash and cash equivalents	86,256	(18,686)
Cash and cash equivalents at beginning of period	37,082	50,891
Cash and cash equivalents at end of period	$123,338	$32,205

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At May 31, 2018, the Company had a notional amount of $19.0 million outstanding in foreign currency forward contracts, which mature in June 2018. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2018, while unrealized net losses related to foreign currency forward contracts were $0.6 million at August 31, 2017. Realized net gains related to foreign currency forward contracts were not significant for the three months ended May 31, 2018 and were $0.4 million for the nine months ended May 31, 2018, while realized net gains and losses related to foreign currency forward contracts were not significant for each of the three and nine month periods ended May 31, 2017. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2018, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes was approximately $18.6 million as of May 31, 2018, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $19.6 million. During the nine months ended May 31, 2018, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”.  SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on the Company’s consolidated financial statements and related disclosures, see Part I – Item 1, “Notes to Condensed Consolidated Statements” Note 12 – Income Taxes, included in this report.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendments in this updated guidance simplify how an entity is required to test goodwill for impairment due to concerns that were raised about the cost and complexity of annual impairment tests under the existing standard. This updated guidance eliminates Step

2 of the previous two-step quantitative model for goodwill impairment tests. Step 2 required an entity to calculate an implied fair value, which includes a hypothetical purchase price allocation requirement, for reporting units that failed Step 1. Per this updated guidance, a goodwill impairment will instead be measured as the amount by which a reporting unit’s carrying value exceeds its fair value as identified in Step 1. Step 1 will be referred to simply as a “quantitative goodwill impairment test” subsequent to the Company’s adoption of this updated guidance, since Step 2 has been eliminated and “steps” are no longer referred to within the updated guidance. However, the updated guidance still permits the Company to first conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in its fiscal year 2018 during the second quarter, the period in which the Company performs its annual goodwill impairment test. The guidance was adopted on a prospective basis and is applicable to all of the Company’s future annual goodwill impairment tests. The Company’s reporting units have had no history of goodwill impairments and the Company also determined that no impairment of its goodwill existed as of February 28, 2018 as a result of its annual goodwill impairment test using a qualitative assessment. Therefore, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures. See Note 5 – Goodwill and Other Intangible Assets for additional information on the Company’s goodwill.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption was permitted. The Company did not adopt this updated guidance early and therefore this guidance became effective for the Company during the first quarter of its fiscal year 2018. The impacts of the adoption by the Company of ASU No. 2016-09 in fiscal year 2018 were as follows:

•

The Company recorded excess tax benefits of $0.8 million within the provision for income taxes for the nine months ended May 31, 2018 from settlements of stock-based equity awards. Such excess tax benefits were not material for the three months ended May 31, 2018. Prior to the adoption of this new guidance, these amounts would have been recorded as an increase to additional paid-in capital.

•

The Company elected to change its policy related to forfeitures of stock-based equity awards upon adoption of this new guidance such that it will now recognize the impacts of forfeitures as they occur rather than recognizing them based on an estimated forfeiture rate. As a result, the Company recorded a cumulative-effect adjustment to retained earnings. This adjustment to retained earnings and the impact of this change in policy for forfeitures on the Company’s consolidated financial statements was not material.

•

The Company elected to apply the presentation requirements for the statement of cash flows related to excess tax benefits from settlements of stock-based equity awards retrospectively for all periods presented which resulted in an increase of $1.4 million to both net cash provided by operating activities and net cash used in financing activities for the nine months ended May 31, 2017.

•

The Company’s presentation in the statement of cash flows of employee taxes paid upon settlement of certain stock-based equity awards via shares withheld by the Company for tax-withholding purposes also changed as a result of the adoption of this new guidance since the Company previously reported such activity as an operating activity rather than a financing activity. As required, the Company applied this change in presentation for the statement of cash flows retrospectively for all periods presented which resulted in an increase of $1.7 million to both net cash provided by operating activities and net cash used in financing activities for the nine months ended May 31, 2017.

•

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and nine months ended May 31, 2018. The resulting increase in the Company’s diluted weighted average common shares outstanding was not material.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. The Company is in the process of evaluating the impacts of this new guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires an entity to recognize revenue for product sales at the point in time in which control of goods transfers to the Company’s customers which, as defined, could be different than the point in time in which revenue had been recognized by the Company under existing U.S. GAAP, which was based on when title and the risks and rewards of ownership were transferred to the customer. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2018. The Company will adopt this new guidance following the modified retrospective approach and will recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2018. Management performed a detailed review of the Company’s customer contracts which was focused principally on, but not limited to, identifying the point in time at which the control of goods transfers to customers. Management has completed its qualitative review and although it is still in the process of completing a quantitative analysis for certain of its international subsidiaries, it does not expect the adoption of this guidance to have a material impact on net sales for the Company.  In addition, management is still in the process of determining other impacts that this new guidance will have on the Company's consolidated financial statements and related disclosures.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Product held at third-party contract manufacturers	$3,368	$3,021
Raw materials and components	3,176	3,021
Work-in-process	449	215
Finished goods	30,646	29,083
Total	$37,639	$35,340

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Machinery, equipment and vehicles	$17,918	$17,491
Buildings and improvements	17,131	16,953
Computer and office equipment	5,296	4,552
Software	9,511	7,947
Furniture and fixtures	1,751	1,608
Capital in progress	7,465	861
Land	3,456	3,453
Subtotal	62,528	52,865
Less: accumulated depreciation and amortization	(26,322)	(23,426)
Total	$36,206	$29,439

At May 31, 2018, capital in progress on the balance sheet included £5.5 million Pound Sterling ($7.2 million in U.S. Dollars as converted at exchange rates as of May 31, 2018) associated with capital costs related to the purchase of the Company’s new office building and related land in Milton Keynes, England, which will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company expects to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. For further information, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$85,448	$8,939	$1,210	$95,597
Translation adjustments	10	99	-	109
Balance as of May 31, 2018	$85,458	$9,038	$1,210	$95,706

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2018, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	May 31,	August 31,
	2018	2017
Gross carrying amount	$36,307	$35,891
Accumulated amortization	(22,001)	(19,647)
Net carrying amount	$14,306	$16,244

There has been no impairment charge for the nine months ended May 31, 2018 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2018 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$12,706	$3,538	$-	$16,244
Amortization expense	(1,676)	(540)	-	(2,216)
EZ REACH trade name	175	-	-	175
Translation adjustments	-	103	-	103
Balance as of May 31, 2018	$11,205	$3,101	$-	$14,306

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based	Technology
Remainder of fiscal year 2018	$618	$114	$9
Fiscal year 2019	2,455	265	-
Fiscal year 2020	2,059	170	-
Fiscal year 2021	1,270	169	-
Fiscal year 2022	1,270	169	-
Thereafter	5,738	-	-
Total	$13,410	$887	$9

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Accrued advertising and sales promotion expenses	$11,899	$10,889
Accrued professional services fees	1,568	1,456
Accrued sales taxes and other taxes	1,599	1,701
Other	4,800	4,951
Total	$19,866	$18,997

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Accrued incentive compensation	$4,286	$6,554
Accrued payroll	3,464	3,338
Accrued profit sharing	1,484	2,257
Accrued payroll taxes	1,247	1,503
Other	563	570
Total	$11,044	$14,222

Note 7. Debt

As of May 31, 2018, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. The Series A Notes will bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually beginning on May 15, 2018. The Company used the proceeds to pay down $20.0 million of short-term borrowings under the Company’s existing $175.0 million unsecured Credit Agreement during the nine months ended May 31, 2018. On February 23, 2018, this Note Agreement was amended (the “Note Amendment”) in connection with the purchase of the Company’s new office building and related land located in Milton Keynes, England, (the “Property”). The Note Amendment amends the Note Agreement to permit the Company to spend an aggregate amount not to exceed $15.0 million for the acquisition and improvement costs for the Property through the end of the Company’s fiscal year 2019. During the nine months ended May 31, 2018, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

Pursuant to the Note Agreement, the Company may from time to time offer for sale, in one or a series of transactions, additional senior notes of the Company (the “Shelf Notes”) in an aggregate principal amount of up to $105.0 million. The Shelf Notes will have a maturity date of no more than 15½ years after the date of original issuance and may be issued no later than November 15, 2020. The Shelf Notes, if issued, would bear interest at a rate per annum as agreed upon amongst the Company and the purchasing parties and would have such other particular terms, as would be set forth in a confirmation of acceptance executed by the purchasing parties prior to the closing of each purchase and sale transaction. To date, the Company has issued no Shelf Notes. Pursuant to the Note Agreement, the Series A Notes and any Shelf Notes (collectively, the "Notes") can be prepaid at the Company’s sole discretion, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being prepaid, together with accrued and unpaid interest thereon as well as an additional make-whole payment with respect to such Notes.

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended six times, most recently on November 15, 2017, (the “Fifth Amendment”) and on February 23, 2018, (the “Sixth Amendment”). The Fifth Amendment amended certain provisions and covenants in the Credit Agreement to generally conform them to the corresponding provisions and covenants contained in the Note Agreement and permits the Company to incur indebtedness arising under the Note Agreement in an aggregate principal amount not to exceed the $20.0 million, the amount of the Series A Notes sold pursuant to the Note Agreement in November 2017. The Sixth Amendment amended the Credit Agreement to permit the Company to spend an aggregate amount not to exceed $15.0 million for the acquisition and improvement costs for the Company’s new office building and related land in Milton Keynes, England, through the end of the Company’s fiscal year 2019. The Sixth Amendment also permits the Company to incur an additional $15.0 million of indebtedness under the Note Agreement by issuance and sale of Shelf Notes pursuant to the Note Agreement.

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020.  In addition, as allowed per the terms of the Credit Agreement, the Company and Bank of America entered into an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. This agreement was entered into during the second quarter of fiscal year 2016 and this agreement has been in effect since that time. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $4.5 million in net borrowings outstanding under the autoborrow agreement as of May 31, 2018.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective beginning January 1, 2018, the Company has been reevaluating its indefinite reinvestment assertion for its foreign subsidiaries.  In May 2018, the Company completed this reevaluation and changed its indefinite reinvestment assertion for certain of its foreign subsidiaries. As a result, the Company no longer considers unremitted earnings of any of its foreign subsidiaries to be indefinitely reinvested as of May 31, 2018. For additional information on the Tax Act, see Note 12 — Income Taxes, included in this report. The Company plans to repatriate a portion of its unremitted foreign earnings during the fourth quarter of fiscal year 2018 in the amount of $80.0 million from its U.K. subsidiary and it intends to use these funds to repay certain outstanding draws on the line of credit within the next twelve months. As a result, the Company has classified $80.0 million of outstanding draws for which it intends to repay in less than twelve months as short-term. The Company has classified the remaining $64.0 million of outstanding draws as long-term based on management’s ability and intent to refinance with successive short-term borrowings for a period of at least twelve months. During the nine months ended May 31, 2018, the Company repaid $20.0 million in borrowings outstanding under the line of credit by utilizing the proceeds from the $20.0 million in Series A Notes issued in November 2017 and subsequently borrowed $10.0 million under the revolving credit facility.

Short-term and long-term borrowings consisted of the following (in thousands):

	May 31,	August 31,
	2018	2017
Short-term borrowings:
Revolving credit facility, short-term	$80,000	$20,000
Revolving credit facility, autoborrow feature	4,542	-
Series A Notes, current portion of long-term debt	800	-
Total short-term borrowings	85,342	20,000

Long-term borrowings:
Revolving credit facility	64,000	134,000
Series A Notes	18,800	-
Total long-term borrowings	82,800	134,000
Total borrowings	$168,142	$154,000

Both the Note Agreement and the Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, repurchase shares of the Company’s capital stock and enter into certain merger or consolidation transactions. Each agreement also includes a most favored lender provision which requires that any time any other lender has the benefit of one or more financial or operational covenants that is different than, or similar to, but more restrictive than those contained in its own agreement, those covenants shall be immediately and automatically incorporated by reference in the other lender’s agreement.

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

As of May 31, 2018 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through May 31, 2018, the Company repurchased 435,579 shares at a total cost of $48.9 million under this $75.0 million plan. During the nine months ended May 31, 2018, the Company repurchased 145,006 shares at an average price of $122.63 per share, for a total cost of $17.8 million.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income	$16,130	$14,444	$43,578	$38,562
Less: Net income allocated to
participating securities	(105)	(86)	(283)	(238)
Net income available to common shareholders	$16,025	$14,358	$43,295	$38,324

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Weighted-average common
shares outstanding, basic	13,905	14,056	13,949	14,115
Weighted-average dilutive securities	32	32	32	36
Weighted-average common
shares outstanding, diluted	13,937	14,088	13,981	14,151

There were no anti-dilutive stock-based equity awards outstanding  for the three and nine months ended May 31, 2018 and 2017, respectively.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.4 million and $0.3 million for the three months ended May 31, 2018 and 2017, respectively, and $0.9 million and $0.8 million for the nine months ended May 31, 2018 and 2017, respectively.  Accounts receivable from Tractor Supply were $0.3 million as of May 31, 2018 and were not significant as of August 31, 2017.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2018,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters.  As of May 31, 2018, there is no current proceeding or litigation involving the Company that management believes could have a material adverse impact on its business, financial condition and results of operations. For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2018.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2018.

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

The remeasurement of the Company’s net deferred income tax liability was recorded as a provisional amount during the second quarter of fiscal year 2018 and resulted in a reduction of the liability of $6.9 million.  The reduction is a non-cash benefit to the Company’s provision for income taxes which resulted in a one-time benefit to earnings. This benefit was almost entirely offset by the estimated deemed toll tax to be applied to unremitted foreign earnings, mandated by the Tax Act. The Company has paid taxes on earnings outside the United States at tax rates which have been on average below the historical U.S. corporate federal statutory rate of 35%. As a result, the Company’s estimate of the deemed toll tax created a significant tax impact on the Company’s provision for income taxes of $6.8 million, also recorded as a provisional amount during the second quarter of fiscal year 2018.  The Company recorded both of these provisional amounts as discrete items in the second quarter of fiscal year 2018. The Company’s estimates of both provisional amounts remained constant through May 31, 2018. As a result, there was no impact on the effective tax rate for the three months ended May 31, 2018 due to these provisional amounts. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements.  Since the Tax Act allows companies to pay the toll tax over an eight year period with the larger payments coming due in the latter years, the Company recorded $6.3 million of the $6.8 million in other long-term liabilities and income taxes payable on its consolidated balance sheets. The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

As a result of the Tax Act, the Company has been reevaluating its indefinite reinvestment assertion for its foreign subsidiaries.  In May 2018, the Company completed this reevaluation and decided to change its assertion for its U.K., China and Australia subsidiaries such that unremitted earnings for these subsidiaries are no longer considered to be indefinitely reinvested.  The Company did not change its assertion for its Canada or Malaysia subsidiaries as a result of its reevaluation and neither previously had an assertion of indefinite reinvestment of unremitted earnings. As a result, the Company no longer considers unremitted foreign earnings of any of its subsidiaries to be indefinitely reinvested. Management will continue to review the Tax Act and is still in the process of determining the full impacts of the Tax Act on the Company.  Management expects that the Company will lose the benefit from the Qualified Production Deduction in fiscal year 2019 but also expects to acquire certain benefits from the Foreign Derived Intangible Income section of the Tax Act.  Other significant sections of the new tax law, including the Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion Anti-Abuse Tax (“BEAT”), do not apply to the Company’s fiscal year 2018. The Company will continue to evaluate the GILTI and the BEAT to determine whether they will have any significant impact on the Company’s consolidated financial statements in future years.

The provision for income taxes was 24.3% and 28.8% of income before income taxes for the three months ended May 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the Tax Act, which became effective during the second quarter of the Company’s fiscal year.  Since the Company has a fiscal year which ends on August 31st, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended federal statutory tax rate for fiscal year 2018 is 25.7% which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year.

The provision for income taxes was 22.3% and 30.0% of income before income taxes for the nine months ended May 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the Tax Act. In addition, the effective income tax rate for the nine months ended May 31, 2017 was higher due to the unfavorable impact of a non-recurring immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.  The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, in the first quarter of the Company’s fiscal year 2018 which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and prior audit examinations, the Company’s federal income tax returns for years prior to fiscal year 2016 are no longer subject to examination by the U.S. Internal Revenue Service. The Company is also currently under audit in various international jurisdictions for fiscal years 2014 through 2015. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2014 are no longer subject to examination. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2018:
Net sales	$52,999	$39,571	$14,455	$-	$107,025
Income from operations	$15,709	$9,565	$3,298	$(6,243)	$22,329
Depreciation and
amortization expense	$999	$685	$81	$198	$1,963
Interest income	$-	$34	$73	$-	$107
Interest expense	$1,202	$-	$3	$-	$1,205

May 31, 2017:
Net sales	$49,046	$34,386	$14,746	$-	$98,178
Income from operations	$14,402	$8,009	$4,159	$(5,957)	$20,613
Depreciation and
amortization expense	$1,100	$534	$63	$10	$1,707
Interest income	$2	$97	$13	$-	$112
Interest expense	$691	$-	$2	$-	$693

For the Nine Months Ended
May 31, 2018:
Net sales	$144,129	$114,231	$47,518	$-	$305,878
Income from operations	$37,075	$27,933	$13,099	$(19,274)	$58,833
Depreciation and
amortization expense	$3,139	$1,890	$234	$586	$5,849
Interest income	$1	$271	$99	$-	$371
Interest expense	$3,040	$-	$8	$-	$3,048

May 31, 2017:
Net sales	$136,964	$100,848	$46,133	$-	$283,945
Income from operations	$35,861	$25,514	$13,730	$(19,114)	$55,991
Depreciation and
amortization expense	$3,239	$1,552	$186	$28	$5,005
Interest income	$6	$286	$100	$-	$392
Interest expense	$1,813	$-	$9	$-	$1,822

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided. Therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Maintenance products	$98,839	$88,926	$279,188	$255,856
Homecare and cleaning products	8,186	9,252	26,690	28,089
Total	$107,025	$98,178	$305,878	$283,945

Note 14. Subsequent Events

On June 11, 2018, the United States Supreme Court denied a petition for a writ of certiorari filed by IQ Products Company on January 10, 2018.  IQ Products Company was seeking Supreme Court review of the September 13, 2017 decision of the Fifth Circuit Court of Appeals that affirmed a judgment entered in favor of the Company by the federal district court for the Southern District of Texas on August 25, 2016.  The judgment obligates IQ Products Company to pay to the Company the sum of approximately $1.5 million, including post-judgment interest from August 25, 2016.  Payment of the judgment is secured by a surety bond covering the full amount of the judgment.  As of May 31, 2018, the Company had not recorded this $1.5 million judgment amount in its consolidated financial statements since this potential one-time benefit to earnings was not realizable as of this date.

On June 19, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on July  31, 2018 to shareholders of record on July 20, 2018.

On June 19, 2018, the Company’s Board of Directors also approved a new share buy-back plan.   Under the plan, which will be effective from September 1, 2018 through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2018:

•

Consolidated net sales increased $21.9 million for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $10.1 million on consolidated net sales for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $11.8 million from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 37% of our consolidated sales for the nine months ended May 31, 2018.

•

Consolidated net sales for the WD-40 Specialist product line were $23.4 million, which is a 26% increase for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 55.1% for the nine months ended May 31, 2018 compared to 56.3% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $5.0 million to $43.6 million for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.9 million on consolidated net income for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $3.1 million.

•	Diluted earnings per common share for the nine months ended May 31, 2018 were $3.10 versus $2.71 in the prior fiscal year period.

•

Net income and diluted earnings per common share were favorably impacted for the nine months ended May 31, 2018 due to the U.S. “Tax Cuts and Jobs Act” which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period.

•

Share repurchases continued to be executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2017 through May 31, 2018, the Company repurchased 145,006 shares at an average price of $122.63 per share, for a total cost of $17.8 million.

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

Results of Operations

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$98,839	$88,926	$9,913	11%
Homecare and cleaning products	8,186	9,252	(1,066)	(12)%
Total net sales	107,025	98,178	8,847	9%
Cost of products sold	48,367	43,891	4,476	10%
Gross profit	58,658	54,287	4,371	8%
Operating expenses	36,329	33,674	2,655	8%
Income from operations	$22,329	$20,613	$1,716	8%
Net income	$16,130	$14,444	$1,686	12%
Earnings per common share - diluted	$1.15	$1.02	$0.13	13%
Shares used in per share calculations - diluted	13,937	14,088	(151)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$52,999	$49,046	$3,953	8%
EMEA	39,571	34,386	5,185	15%
Asia-Pacific	14,455	14,746	(291)	(2)%
Total	$107,025	$98,178	$8,847	9%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$47,915	$42,835	$5,080	12%
Homecare and cleaning products	5,084	6,211	(1,127)	(18)%
Total	$52,999	$49,046	$3,953	8%
% of consolidated net sales	50%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $53.0 million, up $4.0 million, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $5.1 million, or 12%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which were up $2.2 million and $2.0 million, or 6% and 34% respectively, from period to period. In addition, sales of maintenance products also increased by $0.9 million in Canada, up 39%, from period to period. The sales increase in the U.S. was primarily due to the timing of customer orders as well as higher sales of WD-40 EZ-REACH Flexible Straw product, which were up 12% in the U.S. from period to period.  The sales increases in Latin America and Canada were primarily attributable to successful promotional programs which were conducted in the third quarter of fiscal year 2018. In addition, sales in both the U.S. and Latin America were increased from period to period due to certain customers buying product in advance of a price increase, particularly on WD-40 Multi-Use Product, that took place at the beginning of the fourth quarter of fiscal year 2018.

Sales of homecare and cleaning products in the Americas decreased $1.1 million, or 18%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Carpet Fresh,  2000 Flushes and Spot Shot brand products, which were down 55%, 26% and 14%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined for the three months ended May 31, 2018, compared to the distribution for the three months ended May 31, 2017 when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$38,372	$33,160	$5,212	16%
Homecare and cleaning products	1,199	1,226	(27)	(2)%
Total (1)	$39,571	$34,386	$5,185	15%
% of consolidated net sales	37%	35%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $39.6 million, up $5.2 million, or 15%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $35.7 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $1.3 million, or 4%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct market increased $4.1 million, or 19%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to a sales increase of $2.6 million, or 17%, of the WD-40 Multi-Use Product throughout the direct markets. This increase was a result of the favorable impacts of changes in foreign currency exchange rates, specifically the strengthening of the Pound Sterling against the U.S. Dollar, and a higher level of promotional activities from period to period. Also contributing to the overall sales increase in the direct markets was higher sales of the WD-40 Specialist product line, which were up $0.7 million, or 32%, from period to period due to new distribution as well as a higher level of promotional activities, particularly in the Germanics and France markets. In addition, sales in our Euro-based direct markets benefited from the strengthening of the Euro against the Pound Sterling, thus resulting in higher Pound Sterling sales from period to period. Sales from direct markets accounted for 66% of the EMEA segment’s sales for the three months ended May 31, 2018 compared to 64% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.1 million, or 9%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a higher sales volume of WD-40 Multi-Use Product in Northern Europe as a result of timing of customer orders from period to period. Although sales in the distributor markets increased from period to period, sales in Russia decreased 7% due to continued instability in the region and the timing of orders from the distributor. The distributor markets accounted for 34% of the EMEA segment’s total sales for the three months ended May 31, 2018, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$12,552	$12,932	$(380)	(3)%
Homecare and cleaning products	1,903	1,814	89	5%
Total	$14,455	$14,746	$(291)	(2)%
% of consolidated net sales	13%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $14.4 million, down $0.3 million, or 2%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended May 31, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $14.0 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $0.7 million, or 5%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, decreased $0.5 million, or 5%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $1.1 million, or 17%, primarily due to decreased sales of the WD-40 Multi-Use Product in the Malaysia market as a result of us transitioning to a new marketing distributor in this region as well as the timing of customer orders from period to period.  Sales were also lower in the Asian distributor markets from period to period due to certain customers buying product in advance of a price increase that took place for those customers in the third quarter of fiscal year 2018. The sales decline in Asia was partially offset by a sales increase in China of $0.6 million, or 17%, from period to period primarily due to a successful promotional program which was conducted during the third quarter of fiscal year 2018 and continued growth of our base business.  Changes in foreign currency exchange rates had a favorable impact on sales in China. On a constant currency basis, sales would have increased by $0.3 million, or 8%, from period to period.

Sales in Australia increased $0.2 million, or 5%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to successful promotional activities and expanded distribution of the WD-40 Specialist product line.  Changes in foreign currency exchange rates did not have a material impact on sales for Australia from period to period.

Gross Profit

Gross profit increased to $58.7 million for the three months ended May 31, 2018 compared to $54.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.8% for the three months ended May 31, 2018 compared to 55.3% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.4 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher during the third quarter of fiscal year 2018 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also negatively impacted by 0.4 percentage points from period to period due to higher warehousing and in-bound freight costs in the Americas and EMEA segments. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.3 percentage points. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.2 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period. In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The unfavorable effect of the weakening of the U.S. Dollar against the Pound Sterling was only partially offset by the strengthening of the Euro against the Pound Sterling from period to period, which caused a decrease in our Pound Sterling sales resulting in unfavorable impacts to the gross margin.

These unfavorable impacts to gross margin were partially offset by 1.3 percentage points due to the combined effects of favorable sales mix changes and decreases in other miscellaneous costs, primarily in the Americas and EMEA segments from period to period.  In addition, sales price increases implemented in the EMEA and Asia-Pacific segments late in fiscal year 2017 and the first half in fiscal year 2018 positively impacted gross margin by 0.5 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.6 million and $4.2 million for the three months ended May 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2018 increased $2.5 million, or 9%, to $30.1 million from $27.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses remained constant at 28.1% for both the three months ended May 31, 2018 and 2017. The increase in SG&A expenses was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates of $1.2 million and a higher level of expenses associated with travel and meetings from period to period, as well as increased depreciation expense and general office overhead costs, higher costs associated with research and development, and increases in other miscellaneous expenses. Travel and meeting expenses increased $0.5 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. Depreciation expense and general office overhead costs increased $0.3 million primarily due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Research and development costs related to the continued development of our products within the WD-40 brand, particularly in the Americas segment, increased $0.3 million from period to period. Other miscellaneous expenses, which primarily includes freight and bad debt expense, also increased by $0.3 million period over period. These increases were slightly offset by lower employee-related costs. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $0.1 million primarily due to lower earned incentive compensation and stock-based compensation, which were partially offset by increased headcount and the impact of annual compensation increases from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.0 million and $1.6 million for the three months ended May 31, 2018 and 2017, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2018 increased $0.1 million, or 2%, to $5.5 million from $5.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.1% for the three months ended May 31, 2018 from 5.5% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on such expenses of $0.3 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the third quarter of fiscal year 2018 would have decreased by 3% to $5.2 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment which was partially offset by increases in such spending in the EMEA and Asia-Pacific segments from period to period.  Investment in global advertising and sales promotion expenses for fiscal year 2018 is expected to be near 6% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2018 were $5.7 million compared to $4.9 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.2 million and $10.3 million for the three months ended May 31, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended May 31, 2018 and 2017.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$15,709	$14,402	$1,307	9%
EMEA	9,565	8,009	1,556	19%
Asia-Pacific	3,298	4,159	(861)	(21)%
Unallocated corporate (1)	(6,243)	(5,957)	(286)	5%
	$22,329	$20,613	$1,716	8%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $15.7 million, up $1.3 million, or 9%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year,  primarily due to a $4.0 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 53.7% to 53.0% period over period. This decrease in the gross margin was primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as higher warehousing and in-bound freight costs from period to period. These unfavorable impacts were partially offset by favorable sales mix changes and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period.  The higher sales in the Americas segment were accompanied by a $0.4 million increase in total operating expenses period over period primarily due to increased headcount,  which was partially offset by a lower level of advertising and sales promotion expenses from period to period.  Operating income as a percentage of net sales increased from 29.4% to 29.6% period over period.

EMEA

Income from operations for the EMEA segment increased to $9.6 million, up $1.6 million, or 19%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $5.2 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 58.1% to 57.9% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable fluctuations in foreign currency exchange rates from period to period. These unfavorable impacts were significantly offset by sales price increases and favorable sales mix changes from period to period.  The higher sales in the EMEA segment were accompanied by a $1.4 million increase in total operating expenses period over period, primarily due to the unfavorable impacts of changes in foreign currency exchange rates as well as increased headcount, higher freight costs and increased advertising and sales promotion expenses from period to period. These increases in operating expenses were partially offset by lower earned incentive compensation from period to period. Operating income as a percentage of net sales increased from 23.3% to 24.2% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $3.3 million, down $0.9 million, or 21%, for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $0.3 million decrease in sales, a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.0% to 53.1% period over period primarily due to the negative impact of increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases from period to period. Operating expenses increased $0.6 million period over period primarily due to increased advertising and sales promotion expenses and higher overhead costs. Operating income as a percentage of net sales decreased from 28.2% to 22.8% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2018	2017	Change
Interest income	$107	$112	$(5)
Interest expense	$1,205	$693	$512
Other income	$66	$254	$(188)
Provision for income taxes	$5,167	$5,842	$(675)

Interest Income

Interest income remained relatively constant for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $0.5 million for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to interest associated with the $20.0 million Series A Notes which were issued in November 2017, as well as higher interest rates on our revolving credit facility period over period.

Other Income

Other income decreased by $0.2 million for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to a $0.2 million miscellaneous income item recorded in our Asia-Pacific segment in the first quarter of fiscal year 2017 that did not reoccur in fiscal year 2018. Net foreign currency exchange gains included within other income were not material for both the three months ended May 31, 2018 and 2017.

Provision for Income Taxes

The provision for income taxes was 24.3% and 28.8% of income before income taxes for the three months ended May 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the “Tax Cuts and Jobs Act”  (the “Tax Act”), which became effective during the second quarter of the Company’s fiscal year.  Since the Company has a fiscal year which ends on August 31st, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended corporate federal statutory tax rate for fiscal year 2018 is 25.7%, which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –  Item 1, “Notes to Condensed Consolidated Statements” Note 12 –  Income Taxes, included in this report.

Net Income

Net income was $16.1 million, or $1.15 per common share on a fully diluted basis, for the three months ended May 31, 2018 compared to $14.4 million, or $1.02 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.8 million on net income for the three months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $0.9 million from period to period.

Nine Months Ended May 31, 2018 Compared to Nine Months Ended May 31, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$279,188	$255,856	$23,332	9%
Homecare and cleaning products	26,690	28,089	(1,399)	(5)%
Total net sales	305,878	283,945	21,933	8%
Cost of products sold	137,265	124,156	13,109	11%
Gross profit	168,613	159,789	8,824	6%
Operating expenses	109,780	103,798	5,982	6%
Income from operations	$58,833	$55,991	$2,842	5%
Net income	$43,578	$38,562	$5,016	13%
Earnings per common share - diluted	$3.10	$2.71	$0.39	14%
Shares used in per share calculations - diluted	13,981	14,151	(170)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$144,129	$136,964	$7,165	5%
EMEA	114,231	100,848	13,383	13%
Asia-Pacific	47,518	46,133	1,385	3%
Total	$305,878	$283,945	$21,933	8%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$127,153	$117,925	$9,228	8%
Homecare and cleaning products	16,976	19,039	(2,063)	(11)%
Total	$144,129	$136,964	$7,165	5%
% of consolidated net sales	47%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $144.1 million, up $7.1 million, or 5%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $9.2 million, or 8%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which were up $5.1 million and $3.0 million, or 6% and 17% respectively, from period to period. In addition, sales of maintenance products also increased by $1.1 million in Canada, up 17%, from period to period. The sales increase in the U.S. was primarily due to the success of certain online promotional and advertising activities which were conducted in the first quarter of fiscal year 2018 as well as certain customers buying product in advance of a price increase, particularly on WD-40 Multi-Use Product, which took place at the beginning of the fourth quarter of fiscal year 2018. In addition, the sales increase in the U.S. was also attributable to higher sales of WD-40 EZ-REACH Flexible Straw product, which were up 13% from period to period.  The sales increase in Latin America from period to period was primarily due to successful promotional programs which were conducted in the third quarter of fiscal year 2018,  new distribution for the WD-40 Multi-Use Product in Central America and higher sales in Mexico due to improved market and economic conditions. Sales in Latin America also increased from period to period due to certain customers buying product in advance of a price increase which went into effect early in the fourth quarter fiscal year 2018. The sales increase in Canada was primarily driven by successful promotional programs which were conducted in the third quarter of fiscal year 2018.  Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $0.9 million, or 9%, from period to period due to new distribution, particularly of certain new products within this product line during the nine months ended May 31, 2018.

Sales of homecare and cleaning products in the Americas decreased $2.1 million, or 11%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year.  This sales decrease was driven primarily by a decrease in sales of the Carpet Fresh, Spot Shot and 2000 Flushes brand products, which were down 37%, 12% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the nine months ended May 31, 2018, compared to the distribution for the nine months ended May 31, 2017 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$110,137	$97,112	$13,025	13%
Homecare and cleaning products	4,094	3,736	358	10%
Total	$114,231	$100,848	$13,383	13%
% of consolidated net sales	37%	36%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $114.2 million, up $13.4 million, or 13%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $105.6 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.8 million, or 5%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $11.0 million, or 17%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to a sales increase of $6.9 million, or 15%, of the WD-40 Multi-Use Product across all markets. This increase was a result of the favorable impacts of changes in foreign currency exchange rates, specifically the strengthening of the Pound Sterling against the U.S. Dollar, as well as a higher level of promotional activities, particularly in the do-it-yourself (“DIY”) and retail channels. Also contributing to the overall sales increase in the direct markets was higher sales of the WD-40 Specialist product line, which were up $2.9 million, or 52%, from period to period due to new distribution and a higher level of promotional activities, particularly in France, the U.K. and Germanics markets. In addition, sales in our Euro-based direct markets benefited from the strengthening of the Euro against the Pound Sterling, thus resulting in higher Pound Sterling sales from period to period. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the nine months ended May 31, 2018 compared to 65% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.  Sales in the distributor markets increased $2.4 million, or 7%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of WD-40 Multi-Use Product in Northern Europe as a result of various successful promotional programs in those regions. The sales increase was partially offset by lower sales in Eastern Europe from period to period.   Although there were increased sales in various countries in Eastern Europe from period to period, sales in Russia declined by 12%, which resulted in an overall decline in sales in this region. The declines in Russia were due to continued instability in the region and the timing of orders from the distributor.  The distributor markets accounted for 33% of the EMEA segment’s total sales for the nine months ended May 31, 2018, compared to 35% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$41,898	$40,820	$1,078	3%
Homecare and cleaning products	5,620	5,313	307	6%
Total	$47,518	$46,133	$1,385	3%
% of consolidated net sales	16%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $47.5 million, up $1.4 million, or 3%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the nine months ended May 31, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $46.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.3 million, or 1%, from period to period.

Sales in Asia, which represented 71% of the total sales in the Asia-Pacific segment,  increased $0.6 million, or 2%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $0.4 million, or 2%, primarily due to a lower sales of the WD-40 Multi-Use Product in the Indonesia and Malaysia markets as a result of us transitioning to new marketing distributors in these regions as well as the timing of customer orders from period to period. The sales decline in the Asia distributor markets was more than offset by a sales increase in China of $1.0 million, or 10%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. This increase in China was primarily due to favorable changes in foreign currency exchange rates as well as the timing of customer orders and promotional activities from period to period.  On a constant currency basis, sales in China would have increased by $0.4 million, or 3%, from period to period.

Sales in Australia increased $0.8 million, or 6%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales would have increased by $0.3 million, or 3%, from period to period primarily due to higher sales levels resulting from successful promotional programs as well as expanded distribution of the WD-40 Specialist product line.

Gross Profit

Gross profit increased to $168.6 million for the nine months ended May 31, 2018 compared to $159.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.1% for the nine months ended May 31, 2018 compared to 56.3% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.4 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher during the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also negatively impacted by 0.3 percentage points from period to period due to higher warehousing and in-bound freight costs in all three segments. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.1 percentage points. In addition, changes in foreign currency exchange rates negatively impacted gross margin by 0.1 percentage points primarily due to the fluctuations in the exchange rates for the Euro and U.S. Dollar against the Pound Sterling in our EMEA segment from period to period.

These unfavorable impacts to gross margin were partially offset by 0.4 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments late in fiscal year 2017 and the first half in fiscal year 2018. In addition, the combined effects of favorable sales mix changes and decreases in other miscellaneous costs, primarily in the Americas and EMEA segments positively impacted gross margin by 0.3 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $13.5 million and $12.1 million for the nine months ended May 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2018 increased $5.3 million, or 6%, to $91.7 million from  $86.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 30.0% for the nine months ended May 31, 2018 from 30.4% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates of $2.7 million from period to period, as well as increases in depreciation expense and general office overhead costs, freight costs, professional services costs, a higher level of expenses associated with travel and meetings, and increased employee-related costs from period to period. Depreciation expense and general office overhead costs increased $0.9 million primarily due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Freight costs associated with shipping products to our customers increased $0.8 million primarily due to higher sales volumes in the Americas and EMEA segments from period to period. Professional services costs increased $0.4 million due to increased use of such services from period to period, primarily in the EMEA segment. Travel and meeting expenses increased $0.3 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. In addition, employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.1 million. This increase was primarily due to increased headcount, higher stock-based compensation, and annual compensation increases that take effect in the first quarter of the fiscal year, which were almost completely offset by lower earned incentive compensation from period to period. Other miscellaneous expenses, which includes bad debt expense and research and development costs, also increased in total by $0.1 million period over period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $5.3 million and $5.9 million for the nine months ended May 31, 2018 and 2017, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2018 increased $0.5 million, or 4%, to  $15.8 million from $15.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.2% for the nine months ended May 31, 2018 from 5.4% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on such expenses of $0.6 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for nine months ended May 31, 2018 would have remained relatively constant compared to the corresponding period of the prior fiscal year. Although such expenses were constant from period to period, advertising and sales promotion expenses increased for both the EMEA and Asia-Pacific segment whereas they decreased in the Americas segment.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2018 were $15.8 million compared to $13.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $31.6 million and $28.3 million for the nine months ended May 31, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $2.2 million for both the nine months ended May 31, 2018 and 2017.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$37,075	$35,861	$1,214	3%
EMEA	27,933	25,514	2,419	9%
Asia-Pacific	13,099	13,730	(631)	(5)%
Unallocated corporate (1)	(19,274)	(19,114)	(160)	1%
	$58,833	$55,991	$2,842	5%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $37.1 million, up $1.2 million, or 3%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year,  primarily due to a $7.1 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 54.5% to 53.2% period over period. This decrease in the gross margin was primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as higher warehousing and in-bound freight costs from period to period. These unfavorable impacts were partially offset by a lower level of advertising, promotional and other discounts that we gave to our customers and favorable sales mix changes from period to period. The higher sales in the Americas segment were accompanied by a $0.7 million increase in total operating expenses period over period primarily due to increased headcount, which was partially offset by a lower level of advertising and sales promotion expenses and decreased research and development costs from period to period. Operating income as a percentage of net sales decreased from 26.2% to 25.7% period over period.

EMEA

Income from operations for the EMEA segment increased to $27.9 million, up $2.4 million, or 9%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $13.4 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 59.6% to 58.2% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases and favorable sales mix changes from period to period.  The higher sales in the EMEA segment were accompanied by a $4.0 million increase in total operating expenses period over period,  primarily due to the unfavorable impacts of changes in foreign currency exchange rates and increased headcount, as well as higher freight costs and increased advertising and sales promotion expenses from period to period. These increases in operating expenses were partially offset by lower earned incentive compensation from period to period.  Operating income as a percentage of net sales decreased from 25.3% to 24.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $13.1 million, down $0.6 million, or 5%, for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a lower gross margin and higher operating expenses,  which were partially offset by a $1.4 million increase in sales. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.2% to 53.6% period over period primarily due to the negative impact of increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases and favorable sales mix changes from period to period. The higher sales in the Asia-Pacific segment were accompanied by a $1.1 million increase in total operating expenses period over period, primarily due to increased advertising and sales promotion expenses and higher overhead costs.  Operating income as a percentage of net sales decreased from 29.8% to 27.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2018	2017	Change
Interest income	$371	$392	$(21)
Interest expense	$3,048	$1,822	$1,226
Other (expense) income, net	$(87)	$527	$(614)
Provision for income taxes	$12,491	$16,526	$(4,035)

Interest Income

Interest income remained relatively constant for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense increased $1.2 million for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period. Interest expense also increased from period to period due to the interest associated with the $20.0 million Series A Notes which were issued in November 2017.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.6 million for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange losses which were recorded for the nine months ended May 31, 2018 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 22.3% and 30.0% of income before income taxes for the nine months ended May 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the “Tax Cuts and Jobs Act” (the “Tax Act"), which became effective on January 1, 2018. In addition, the effective income tax rate during the nine months ended May 31, 2017 was higher due to the unfavorable impact of a non-recurring immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.  The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of the Company’s fiscal year 2018 which resulted in excess tax benefits from settlements of stock-based equity awards being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods.

In addition, the Company estimated and recorded two discrete items, both of which were recorded as provisional amounts, during the second quarter of fiscal year 2018 related to the Tax Act. A one-time remeasurement of the Company’s deferred tax assets and liabilities created a favorable $6.9 million benefit that was almost entirely offset by the unfavorable impacts of a mandatory one-time “toll tax” on unremitted foreign earnings in the amount of $6.8 million, resulting in an insignificant net impact to the Company’s effective income tax rate for the first half of fiscal year 2018. Based on our analyses of the Tax Act through the third quarter of fiscal year 2018, we expect that our effective tax for the full fiscal year 2018 will be between 22% and 23%. However, this expectation is subject to changes in our provisional amounts, which may be revised, possibly materially, during a measurement period of up to one year after the enactment of the Tax Act. For additional information on the impacts on the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I  –Item 1, “Notes to Condensed Consolidated Statements” Note 12  – Income Taxes, included in this report.

Net Income

Net income was $43.6 million, or $3.10 per common share on a fully diluted basis, for the nine months ended May 31, 2018 compared to $38.6 million, or $2.71 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.9 million on net income for the nine months ended May 31, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $3.1 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Gross margin - GAAP	55%	55%	55%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	32%	33%	34%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	23%	23%	21%	22%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Total operating expenses - GAAP	$36,329	$33,674	$109,780	$103,798
Amortization of definite-lived intangible assets	(746)	(718)	(2,216)	(2,156)
Depreciation (in operating departments)	(967)	(698)	(2,767)	(2,077)
Cost of doing business	$34,616	$32,258	$104,797	$99,565
Net sales	$107,025	$98,178	$305,878	$283,945
Cost of doing business as a percentage
of net sales - non-GAAP	32%	33%	34%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Net income - GAAP	$16,130	$14,444	$43,578	$38,562
Provision for income taxes	5,167	5,842	12,491	16,526
Interest income	(107)	(112)	(371)	(392)
Interest expense	1,205	693	3,048	1,822
Amortization of definite-lived intangible assets	746	718	2,216	2,156
Depreciation	1,217	989	3,633	2,849
EBITDA	$24,358	$22,574	$64,595	$61,523
Net sales	$107,025	$98,178	$305,878	$283,945
EBITDA as a percentage of net sales - non-GAAP	23%	23%	21%	22%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $41.6 million for the nine months ended May 31, 2018 compared to $34.8 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million unsecured Credit Agreement with Bank of America, which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan. In November 2017, the Company also entered into a Note Purchase and Private Shelf

Agreement, pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of Series A Notes to certain purchasers. See Note 7 – Debt for additional information on this note agreement. The Company used the proceeds from the Series A Notes to pay down $20.0 million of short-term borrowings held under the Credit Agreement during the nine months ended May 31, 2018. The $20.0 million of short term borrowings under the Credit Agreement were drawn in fiscal year 2017 primarily to fund the purchase and build out of the Company’s new San Diego, California office building, purchased in September 2016 and completed for occupancy in August 2017. The new office building houses both corporate employees and employees in the Company’s Americas segment.

During the nine months ended May 31, 2018, we had net new borrowings of $14.1 million U.S. dollars as a result of $10.0 million borrowed under the revolving credit facility and $4.5 million in net borrowings under the autoborrow agreement. These increases in net borrowings were slightly offset by $0.4 million in principal payments made during the third quarter of fiscal year 2018 on our Series A Notes. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of May 31, 2018, we had a $144.0 million balance of outstanding draws on the revolving credit facility, of which $64.0 million was classified as long-term and $80.0 million was classified as short-term. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2018, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective beginning January 1, 2018, the Company has been reevaluating its indefinite reinvestment assertion for its foreign subsidiaries.  In May 2018, the Company completed this reevaluation and changed its indefinite reinvestment assertion for certain of its foreign subsidiaries. As a result, the Company no longer considers unremitted earnings of any of its foreign subsidiaries to be indefinitely reinvested as of May 31, 2018. For additional information on the Tax Act, see Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Income Taxes, included in this report.  Excluding the one-time mandatory toll tax described in Note 12, the remaining costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements.  We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At May 31, 2018, we had a total of $123.6 million in cash and cash equivalents and short-term investments.  Although we currently hold a significant amount of debt, primarily due to draws on our credit facility made by our entity in the United States, we do not foresee any ongoing issues with repaying these loans and we closely monitor the use of this credit facility.

We believe that our existing consolidated cash and cash equivalents at May 31, 2018, the liquidity provided by our $175.0 million revolving credit facility and our anticipated cash flows from operations will be sufficient to meet our projected consolidated operating and capital requirements for at least the next twelve months. We consider various factors when reviewing liquidity needs and plans for available cash on hand including: future debt, principal and interest payments, future capital expenditure requirements, future share repurchases, future dividend payments (which are determined on a quarterly basis by the Company’s Board of Directors), alternative investment opportunities, debt covenants and any other relevant considerations currently facing our business.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2018	2017	Change
Net cash provided by operating activities	$41,586	$34,844	$6,742
Net cash provided by (used in) investing activities	73,603	(37,305)	110,908
Net cash used in financing activities	(27,289)	(15,267)	(12,022)
Effect of exchange rate changes on cash and cash equivalents	(1,644)	(958)	(686)
Net increase (decrease) in cash and cash equivalents	$86,256	$(18,686)	$104,942

Operating Activities

Net cash provided by operating activities increased $6.8 million to $41.6 million for the nine months ended May 31, 2018 from $34.8 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2018 was net income of $43.6 million, which increased $5.0 million from period to period. The changes in our working capital from period to period were primarily attributable to much lower decreases in accrued payroll and related expenses due to lower earned incentive payouts in the first quarter of fiscal year 2018 compared to the same period of the prior fiscal year and lower earned incentive accruals recorded for the first nine months of fiscal year 2018 compared to the prior fiscal year. These changes in our working capital were significantly offset by much higher increases in the trade accounts receivable balance due to increased sales and the timing of payments received from customers from period to period.

Investing Activities

Net cash provided by investing activities was $73.6 million for the nine months ended May 31, 2018 compared to net cash used in investing activities of $37.3 million for the corresponding period of the prior fiscal year. This change was primarily due to net maturities of short-term investments of $84.1 million during the nine months ended May 31, 2018 compared to $22.3 million in net purchases of short-term investment made in the corresponding period of the prior fiscal year. The $84.1 million net maturity for fiscal year 2018 was entirely due to a short-term investment held by our U.K. subsidiary which matured in April 2018 and was not reinvested. Also contributing to the change in total net cash inflows and outflows was a decrease of $4.7 million in capital expenditures, primarily related to the $12.6 million purchase and buildout of the Company’s new San Diego office building which was acquired during the first quarter of fiscal year 2017, partially offset by the £5.5 million purchase and buildout of the Company’s new office building located in Milton Keynes, England which was acquired during the second quarter of fiscal year 2018 ($7.4 million in U.S. Dollars as converted at average exchange rates for the nine months ended May 31, 2018). These increases in net cash inflows were slightly offset by $0.2 million in cash paid pursuant to the execution of a settlement agreement in October 2017 that provided for the Company’s acquisition of the EZ REACH trade name.

Financing Activities

Net cash used in financing activities increased $12.0 million to $27.3 million for the nine months ended May 31, 2018 from $15.3 million for the corresponding period of the prior fiscal year primarily due to a $17.9 million decrease in net proceeds from the Company’s borrowing agreements. Also contributing to the increase in total cash outflows was an increase of $2.1 million in dividends paid, a $0.3 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and a $0.1 million increase in shares withheld to cover taxes upon conversions of equity awards from period to period. These increases in cash outflows from financing activities were partially offset by a decrease of $8.4 million for treasury stock purchases from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.6 million and $1.0 million for the nine months ended May 31, 2018 and 2017, respectively. The change of $0.6 million was primarily due to fluctuations in the foreign currency exchange rates for the Pound Sterling against the U.S. Dollar from period to period.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2018, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan and Note 14 — Subsequent Events, included in this report.

Dividends

On June 19, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on July 31, 2018 to shareholders of record on July 20, 2018. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2018, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11 — Commitments and Contingencies and Note 14 — Subsequent Events, included in this report.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, which was filed with the SEC on October 23, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through May 31, 2018, the Company repurchased 435,579 shares at a total cost of $48.9 million under this $75.0 million plan.

On June 19, 2018, the Company’s Board of Directors also approved a new share buy-back plan.   Under the plan, which will be effective from September 1, 2018 through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2018. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2018 and April 13, 2018 and between May 17, 2018 and May 31, 2018 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	15,871	$129.61	15,871	$30,455,831
April 1 - April 30	14,100	$130.68	14,100	$28,612,912
May 1 - May 31	18,635	$134.48	18,635	$26,106,434
Total	48,606	$131.79	48,606

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2012, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed July 14, 2017, Exhibit 3.1 thereto.

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

WD-40 COMPANY Registrant

Date: July 10, 2018	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer