Form 10-K
period 2018-08-31
WD 40 CO
filed 2018-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2018 was approximately $1,695,560,161.

As of October 17, 2018, there were 13,836,690 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 11, 2018 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

 WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2018

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; the impact of the “Tax Cuts and Job Act”; and forecasted foreign currency exchange rates and commodity prices.  These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

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

The Company’s homecare and cleaning products, particularly those in the U.S., are considered harvest brands which continue to provide positive returns to the Company but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of the Company’s strategic initiatives. Although the Company has evaluated strategic alternatives for certain of its homecare and cleaning products, particularly those in the U.S., it has continued to sell products of these brands but with a reduced level of marketing investment.

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

WD-40 Specialist product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals as well as end users that currently use the WD-40 Multi-Use Product. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, the Company also sells WD-40 Specialist Motorbike in the United States and Europe, WD-40 Specialist Lawn and Garden in Australia, and WD-40 Specialist Automotive in Asia.

WD-40 Bike product line - The WD-40 Bike product line consists of a comprehensive line of bicycle maintenance products that include wet and dry chain drip lubricants, chain cleaners and degreasers, and foaming wash that are designed for avid and recreational cyclists, bike enthusiasts and mechanics. The Company launched this product line in the U.S. in fiscal year 2013, in Australia and Europe in fiscal year 2014, and in Latin America and select countries in Asia in early fiscal year 2016. Although the initial focus for such sales was on smaller independent bike dealers, distribution of WD-40 Bike products has been expanded to include select distributors and retailers in countries where the Company sells this product.

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

GT85 - The GT85 brand is a multi-purpose bike maintenance product that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the U.K., with additional sales in foreign markets including those in Spain and other European countries. This brand was acquired by the Company’s U.K. subsidiary in September 2014 and it has helped build upon the Company’s strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

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

Spot Shot - The Spot Shot brand is sold as an aerosol carpet stain remover and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator™ and Spot Shot Pet Clean, which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, online retailers, warehouse club stores and hardware and home center stores in the U.S., Canada and the United Kingdom. Spot Shot products are sold in the U.K. under the 1001 brand name.

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

Lava/Solvol - The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

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

Manufacturing

The Company outsources directly or through its marketing distributors the manufacturing of its finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the U.S., Canada, Mexico, Brazil, Argentina, Columbia, the U.K., Italy, Australia, China, South Korea and India. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. Supply needs are communicated by the Company to its contract manufacturers, and the Company is committed to purchase the products manufactured based on orders and short-term projections, ranging from two to five months, provided to the contract manufacturers. The Company also formulates and manufactures concentrate used in its WD-40 products at its own facilities and at third-party contract manufacturers.

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

Research and Development

The Company recognizes the importance of innovation and renovation to its long-term success and is focused on and committed to research and new product development activities, primarily in its maintenance product group. The Company’s product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including the Company’s current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that the Company meets all regulatory requirements for the formulation of its products. The Company incurred research and development expenses of $7.0 million, $8.4 million, and $7.7 million in fiscal years 2018, 2017 and 2016, respectively. None of this research and development activity was customer-sponsored.

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

Employees

At August 31, 2018, the Company employed 480 people worldwide: 178 by the U.S. parent corporation; 203 by the U.K. subsidiary; 57 by the China subsidiary; 22 by the Australia subsidiary; 11 by the Canada subsidiary; 7 by the Malaysia subsidiary;  and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five major strategic initiatives, or that the strategic initiatives will achieve the intended results. The Company’s five core strategic initiatives include: (i) maximizing WD-40 Multi-Use Product sales through geographic expansion and increased market penetration and the development of new and unique delivery systems; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified people. The Company’s future performance depends in significant part on maintaining high levels of employee engagement and nurturing the Company’s values and culture. In addition, it depends on the continued service of its executive officers, key employees and other talented people, as well as effective succession planning. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such talent is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employees who are fully engaged in the future. If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

Global operations outside the U.S. expose the Company to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

The Company’s sales outside of the U.S. were approximately 62% of consolidated net sales in fiscal year 2018 and one of its strategic initiatives includes maximizing the WD-40 Multi-Use Product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•	economic or political instability in the Company’s global markets, including Canada, Latin America, Asia, Australia, and Europe;
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

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the United States. In addition, recent developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 41% of the Company’s revenues in fiscal year 2018 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign operating subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary and net assets denominated in non-functional currencies, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies were adversely impacted in the months following the vote. In particular, the value of the Pound Sterling sharply declined as compared to the U.S. Dollar and other currencies in late fiscal year 2016 and early fiscal year 2017. Subsequently, on March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 2019 for the U.K. and the remaining EU countries to negotiate a withdrawal agreement. Additional volatility in foreign currencies may result as the U.K. negotiates and executes its impending exit from the European Union. A significantly weaker Pound Sterling compared to the U.S. Dollar over a sustained period of time may have a significant negative effect on the Company’s reported results of operations. In addition, the legal and regulatory framework that will apply to the U.K. and its future relationship with the European Union after the exit is completed may change the manner in which businesses operate in Europe, including how products and services are imported and exported between countries in Europe, and this could adversely impact the Company’s financial condition and results of operations. The outcomes of the negotiations between the U.K. and the European Union are currently unknown and due to the lack of comparable precedent, the extent of any adverse consequences to the Company’s business is uncertain.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and other emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

If the success and reputation of one or more of the Company’s leading brands erodes, its business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended. The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in the Company’s product or low quality ingredients in the Company’s products due to suppliers delivering items that do not meet the Company’s specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in the Company’s brands and a decline in product quality could result in product liability claims. In addition, the Company’s brand value depends on its ability to maintain a positive consumer perception of its corporate integrity and brand culture. Negative claims or publicity involving the Company, its products, or any of its key employees could seriously damage the Company’s reputation and brand image, regardless of whether such claims are accurate. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Sales unit volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its strategic initiatives, (ii) drive growth in new markets by making targeted end users aware of the Company’s products and making them easier to buy, (iii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, and (iv) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in developed markets where the Company’s products are widely used as compared to in developing or emerging markets where the Company’s products have been newly introduced or are not as well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers and end users adjust to sales price increases. In addition, the continued prominence and growth of the online retail sales channel has presented both the Company and its customers that sell the Company’s products online with the challenge of balancing online and physical store retailing methods. Although the Company is engaged in e-commerce with respect to its products, if it is not successful in expanding sales in such alternative retail channels or it experiences challenges with operating in such channels, including challenges associated with the increased demand for non-flammable air shippable products, the Company’s financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, the Company may not achieve its sales volume growth objectives.

Cost increases or cost volatility in finished goods, components, raw materials, transportation and other necessary supplies or services could harm or impact the Company’s financial condition and results of operations.

Increases in the cost of finished goods, components and raw materials and increases in the cost of transportation and other necessary supplies or services may harm the Company’s financial condition and results of operations. Petroleum-based specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of the Company’s maintenance products, have experienced significant price volatility in the past, and may continue to do so in the future. In particular, volatility in the price of oil directly impacts the cost of petroleum-based specialty chemicals which are indexed to the price of crude oil. Fluctuations in oil and diesel fuel prices have also historically impacted the Company’s cost of transporting its products, compounded recently by increased regulations imposed on the freight industry and additional macroeconomic factors which have resulted in increased freight costs. If there are significant increases in the costs of components, raw materials and other expenses, and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, the Company’s gross margins and operating results will be negatively impacted. In addition, if the Company increases its sales prices in response to increases in the cost of such raw materials, and those raw material costs later decline significantly, the Company may not be able to sustain its sales prices at these higher levels. As component and raw material costs are the principal contributors to the cost of goods sold for all of the Company’s products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on the Company’s products. Sustained increases in the cost of raw materials, components, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on the Company’s financial condition and results of operations.

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

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of the Company’s products by its customers and end users. Consumer purchases of discretionary items, which could include the Company’s maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact the Company’s financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and the Company’s competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact the Company’s financial condition and results of operations. In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

The Company is subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence to determine whether certain minerals and metals, known as “conflict minerals”, are contained in the Company’s products and, if so, whether they originate from the Democratic Republic of Congo (“DRC”) or adjoining countries. Although the Company has concluded that its current products do not contain such conflict minerals in its annual evaluations to date, if the Company were to conclude that these materials exist within the Company’s products in future periods, the Company may have difficulty verifying the origin of such materials for purposes of disclosures required by the SEC rules.

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

In addition, certain countries and other jurisdictions in which the Company operates have data protection laws that impose strict regulations on the Company. For instance, The European Commission approved the General Data Protection Regulation (“GDPR”) which became effective for the Company beginning in May 2018. GDPR required certain operational changes to be made with regard to how the Company receives and processes personal data of residents of the European Union. Non-compliance with GDPR would result in significant penalties being imposed on the Company. In addition, other international governmental authorities are considering similar types of legislative and regulatory requirements concerning protection of personal data.

Additional laws and regulations require that the Company carefully manage its supply chain for the production, distribution and sale of goods. For instance, regulations under the California Transparency in Supply Chains Act and the U.K. Modern Slavery Act require attention to the employment practices of the Company’s suppliers. Various regulations affect the packaging, labelling and shipment of the Company’s products, including the Globally Harmonized System of Classification and Labelling of Chemicals which is applicable in many countries worldwide, regulations issued governing the safe storage and transportation of dangerous goods, and regulations issued by the U.S. Consumer Product Safety Commission, the U.S. Environmental Protection Agency, the U.S. Federal Trade Commission, as well as similar foreign jurisdiction regulatory agencies. Failure by the Company to comply with any of these regulations or its inability to adequately predict the manner in which these regulations are interpreted and applied to the Company’s business by the applicable enforcement agencies could have a materially adverse effect on the Company’s business, financial condition and results of operations.

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

To conduct its business, the Company relies extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. The Company cannot guarantee that its security measures will prevent cyberattacks resulting in breaches of the Company’s or its third-party service providers’ databases and systems. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although the Company has policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading of directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from the Company’s databases and systems, could adversely affect the Company’s business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, including ransomware, pose a potential risk to the security of the Company’s information technology systems and networks, as well as to the confidentiality, availability and integrity of the Company’s data. Further, such an incident could also materially increase the costs that the Company already incurs to protect against such risks.

In addition, system failure, malfunction or loss of data that is housed in the Company’s critical information systems could disrupt its ability to timely and accurately process transactions and produce key financial reports, including information on the Company’s operating results, financial position and cash flows. The Company’s information systems could be damaged or cease to function properly due to a number of other reasons as well, including catastrophic events and power outages. Although the Company has certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, the Company may experience interruptions in its ability to manage its daily operations and this could adversely affect the Company’s business, financial condition and results of operations.

The information system that the U.S. office uses for its business operations is a market specific application that is not widely used by other companies. This system supports two other regional offices outside the U.S. as well. The company that owns and supports this application may not be able to provide the same level of support as that of companies which own larger, more widely spread information systems. If the company that supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect the Company’s daily operations or its business, financial condition and results of operations.

The Company faces competition in its markets which could lead to reduced sales and profitability.

The Company encounters competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, the Company frequently discovers products in certain markets that are counterfeit reproductions of the Company’s WD-40 products as well as products otherwise bearing an infringing trade dress. The availability of counterfeits and other infringing products, particularly in China, Russia and other emerging markets, could adversely impact the Company’s sales and potentially damage the value and reputation of its brands.

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

The Company sells its products through a network of domestic and international mass retail, trade supply and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2018. However, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

The Company may also divest of certain of its assets, businesses or brands that do not align with the Company’s strategic initiatives. Any divestiture could negatively impact the profitability of the Company as a result of losses that may result from such a sale, the loss of sales and operating income or a decrease in cash flows subsequent to the divestiture. The Company may also be required to recognize impairment charges as a result of a divestiture.

Changes in marketing distributor relationships that are not managed successfully by the Company could result in a disruption in the affected markets.

The Company distributes its products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Australia, China, the U.K. and a number of other countries, including those throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in certain countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources into these relationships. Should the Company’s relationship with a marketing distributor change or terminate, the Company’s sales within such marketing distributor’s territory could be adversely impacted until such time as a suitable replacement could be found and the Company’s key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including changes in key marketing distributor personnel, that are not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 12 – Income Taxes, included in this report.

In addition, changes in tax rules may materially affect, either adversely or favorably, the Company’s future financial results or the way management conducts its business. For example, on December 22, 2017 the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law and became effective beginning January 1, 2018. The Tax Act significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of these changes in tax law and tax rates. It is possible that items reflected as provisional amounts may change materially following review of historical records, refinement of calculations, modifications of assumptions and further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. In addition, the Company reevaluated its indefinite reinvestment assertion for its foreign subsidiaries during fiscal year 2018. In May 2018, the Company completed this reevaluation and no longer considers unremitted foreign earnings of any of its subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, the impact of potential changes in provisional amounts, and the change in indefinite reinvestment assertions for certain foreign subsidiaries , see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 12 – Income Taxes, included in this report.

Although many impacts of the Tax Act are favorable for the Company both in the near term and long term, the Tax Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. The Company cannot predict how the changes in the Tax Act, regulations, or other guidance issued under it, including conforming or non-conforming state tax rules, might affect the Company’s business, financial condition and results of operations.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the near future.

The Company may not have sufficient cash to service its indebtedness or to pay cash dividends.

The Company’s debt consists of fixed rate senior notes and a revolving credit facility. Management has used the proceeds of the revolving credit facility primarily for stock repurchases. In order to service such debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of its borrowing agreements. In addition, the Company’s borrowing agreements include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Americas

The Company owns and occupies an office located at 9715 Businesspark Avenue, San Diego, California 92131, which houses both corporate employees and employees in the Company’s Americas segment. In addition, the Company owns and utilizes a plant facility located at 1061 Cudahy Place, San Diego, California 92110. The Company also leases a regional sales office in Miami, Florida, a research and development office in Pine Brook, New Jersey and office space in Toronto, Ontario, Canada.

EMEA

The Company owns and occupies an office and plant facility, consisting of office, plant and storage space, in Milton Keynes, United Kingdom. The Company purchased a new office building and related land in February 2018, also located in Milton Keynes, and is in the process of renovating this office building. The Company expects to complete these renovations late in fiscal year 2019 and will relocate employees of the Company’s EMEA segment who are located in the U.K. to this office building upon its completion. In addition, the Company also leases another office in the United Kingdom and spaces for its branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2018:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	62	1997	President and Chief Executive Officer
Jay W. Rembolt	67	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Stanley A. Sewitch	65	2012	Vice President, Global Organization Development
Richard T. Clampitt	63	2014	Vice President, General Counsel and Corporate Secretary
Michael L. Freeman	65	2016	Chief Strategy Officer
Geoffrey J. Holdsworth	56	1997	Managing Director, Asia-Pacific
William B. Noble	60	1996	Managing Director, EMEA
Steven A. Brass	52	2016	Division President, The Americas

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

Mr. Clampitt was named as Corporate Secretary on October 15, 2013 and joined the Company in 2014 as Vice President, General Counsel and Corporate Secretary.  He has been licensed to practice law in the State of California since 1981.  Prior to joining the Company, Mr. Clampitt served as a partner at Gordon & Rees LLP from 2002 through 2013.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. The following table sets forth the high and low sales prices per share of the Company’s common stock for each of the quarterly periods indicated as reported by the NASDAQ Global Select Market, as well as the quarterly cash dividend declared per share.

	Fiscal Year 2018			Fiscal Year 2017
	High	Low	Dividend	High	Low	Dividend
First Quarter	$120.00	$106.30	$0.49	$121.10	$101.35	$0.42
Second Quarter	$129.85	$115.55	$0.54	$119.90	$100.65	$0.49
Third Quarter	$141.20	$122.50	$0.54	$113.25	$100.60	$0.49
Fourth Quarter	$178.25	$136.75	$0.54	$114.10	$103.80	$0.49

On October 17, 2018, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $157.95 per share, and there were 13,836,690 shares of common stock outstanding held by approximately 634 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2017, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.49 per share to $0.54 per share.  On October 9, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on October 31, 2018 to shareholders of record on October 19, 2018.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases were based on terms and conditions that were acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through August 31, 2018, the Company repurchased 465,879 shares at a total cost of $53.7 million under this $75.0 million plan.

On June 19, 2018, the Company’s Board of Directors approved a new share buy-back plan.   Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2018. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2018 and July 13, 2018 and between August 17, 2018 and August 31, 2018 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	7,800	$142.42	7,800	$24,995,393
July 1 - July 31	7,600	$158.18	7,600	$23,793,099
August 1 - August 31	14,900	$169.04	14,900	$-	(1)
Total	30,300	$159.47	30,300

(1)  On August 31, 2018, the previous share buy-back plan which was approved on June 21, 2016 expired with less than the entire $75.0 million of authorized treasury share purchases having been executed.  As a result, no remaining amount of shares may be purchased under this plan. The new June 19, 2018 approved $75.0 million share buy-back plan became effective beginning September 1, 2018.

Item 6.  Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2018	2017	2016	2015	2014
Net sales	$408,518	$380,506	$380,670	$378,150	$382,997
Cost of products sold	183,255	166,621	166,301	177,972	184,144
Gross profit	225,263	213,885	214,369	200,178	198,853
Operating expenses	146,659	137,976	143,021	134,788	135,116
Income from operations	78,604	75,909	71,348	65,390	63,737
Interest and other (expense) income, net	(3,426)	(1,287)	1,441	(2,280)	(778)
Income before income taxes	75,178	74,622	72,789	63,110	62,959
Provision for income taxes	9,963	21,692	20,161	18,303	19,213
Net income	$65,215	$52,930	$52,628	$44,807	$43,746

Earnings per common share:
Basic	$4.65	$3.73	$3.65	$3.05	$2.89
Diluted	$4.64	$3.72	$3.64	$3.04	$2.87
Dividends per share	$2.11	$1.89	$1.64	$1.48	$1.33
Weighted-average shares outstanding -
diluted	13,962	14,123	14,379	14,649	15,148
Total assets	$317,059	$369,717	$339,668	$339,257	$347,680
Long-term obligations (1)	$75,667	$154,907	$140,579	$133,427	$26,354

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2018:

•

Consolidated net sales increased $28.0 million, or 7%, for fiscal year 2018 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $10.5 million on consolidated net sales for fiscal year 2018. Thus, on a constant currency basis, net sales would have increased by $17.5 million, or 5%, for fiscal year 2018 compared to the prior fiscal year. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 37% of our consolidated sales for the fiscal year ended August 31, 2018.

•

Consolidated net sales for the WD-40 Specialist product line were $31.4 million which is a 22% increase for fiscal year 2018 compared to the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 55.1% for fiscal year 2018 compared to 56.2% for the prior fiscal year.

•

Consolidated net income increased $12.3 million, or 23%, for fiscal year 2018 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.9 million on consolidated net income for fiscal year 2018. Thus, on a constant currency basis, net income would have increased by $10.4 million, or 20%, for fiscal year 2018 compared to the prior fiscal year.

•	Diluted earnings per common share for fiscal year 2018 were $4.64 versus $3.72 in the prior fiscal year.

•

Net income and diluted earnings per common share were favorably impacted for fiscal year 2018 by the U.S. “Tax Cuts and Jobs Act”, which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period as well as a favorable remeasurement of the Company’s deferred tax liability of $6.8 million during fiscal year 2018.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2016 and became effective on September 1, 2016. During the period from September 1, 2017 through August 31, 2018, the Company repurchased 175,306 shares at an average price of $128.99 per share, for a total cost of $22.6 million.

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

Results of Operations

Fiscal Year Ended August 31, 2018 Compared to Fiscal Year Ended August 31, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$372,391	$342,295	$30,096	9%
Homecare and cleaning products	36,127	38,211	(2,084)	(5)%
Total net sales	408,518	380,506	28,012	7%
Cost of products sold	183,255	166,621	16,634	10%
Gross profit	225,263	213,885	11,378	5%
Operating expenses	146,659	137,976	8,683	6%
Income from operations	$78,604	$75,909	$2,695	4%
Net income	$65,215	$52,930	$12,285	23%
Earnings per common share - diluted	$4.64	$3.72	$0.92	25%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$192,878	$184,929	$7,949	4%
EMEA	150,878	136,771	14,107	10%
Asia-Pacific	64,762	58,806	5,956	10%
Total	$408,518	$380,506	$28,012	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$170,160	$159,167	$10,993	7%
Homecare and cleaning products	22,718	25,762	(3,044)	(12)%
Total	$192,878	$184,929	$7,949	4%
% of consolidated net sales	47%	49%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $192.9 million, up $7.9 million, or 4%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended August 31, 2018 translated at the exchange rates in effect for the prior fiscal year would have been $192.5 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $7.6 million for the fiscal year ended August 31, 2018 compared to the prior fiscal year.

Sales of maintenance products in the Americas segment increased $11.0 million, or 7%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S. and Latin America, which were up $8.0 million and $2.3 million, or 6% and 10% respectively, from period to period. In addition, sales of maintenance products also increased by $0.7 million in Canada, up 8%, from period to period. The sales increase in the U.S. was primarily due to the success of certain online promotional and advertising activities which were conducted in the first quarter of fiscal year 2018 as well as certain customers buying product in advance of a price increase, particularly on WD-40 Multi-Use Product, which took place at the beginning of the fourth quarter of fiscal year 2018. In addition, the sales increase in the U.S. was also attributable to higher sales of WD-40 EZ-REACH Flexible Straw product, which were up $2.9 million, or 29%, from period to period. The sales increase in Latin America from period to period was primarily due to successful promotional programs which were conducted in the third quarter of fiscal year 2018, higher sales in Mexico due to improved market and economic conditions, new distribution for the WD-40 Multi-Use Product in Central America and higher sales in Chile due to successful promotional programs.  The sales increase in Canada was primarily driven by successful promotional programs which were conducted in the third quarter of fiscal year 2018. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $0.7 million, or 5%, from period to period due to new distribution, particularly of certain new products within this product line during fiscal year 2018.

Sales of homecare and cleaning products in the Americas segment decreased $3.1 million, or 12%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Carpet Fresh, 2000 Flushes and Spot Shot brand products, which were down 37%, 14% and 10%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2018 compared to the prior fiscal year when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$144,932	$131,562	$13,370	10%
Homecare and cleaning products	5,946	5,209	737	14%
Total (1)	$150,878	$136,771	$14,107	10%
% of consolidated net sales	37%	36%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $150.9 million, up $14.1 million, or 10%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2018 translated at the exchange rates in effect for the prior fiscal year would have been $141.7 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.9 million, or 4%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $13.5 million, or 15%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year primarily due to a sales increase of $8.0 million, or 13%, of the WD-40 Multi-Use Product across all markets. This increase in sales was also a result of the favorable impacts of changes in foreign currency exchange rates, specifically the strengthening of the Pound Sterling against the U.S. Dollar, as well as a higher level of promotional activities, particularly in the do-it-yourself (“DIY”) and retail channels. Also contributing to the overall sales increase in the direct markets was higher sales of the WD-40 Specialist product line, which were up $3.5 million, or 45%, from period to period due to new distribution and a higher level of promotional activities, particularly in France, the U.K. and the Germanics regions.  Sales from direct markets accounted for 68% of the EMEA segment’s sales for the fiscal year ended August 31, 2018 compared to 65% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.6 million, or 1%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year, primarily due to higher sales of WD-40 Multi-Use Product in Northern Europe and the Middle East as a result of various successful promotional programs in those regions. This sales increase was almost completely offset by lower sales in Eastern Europe from period to period.  Although there were increased sales in various countries in Eastern Europe from period to period, sales in Russia declined by 33%, which resulted in an overall decline in sales in this region. The declines in Russia were due to continued instability in the region and the timing of orders from the distributor. The distributor markets accounted for 32% of the EMEA segment’s total sales for the fiscal year ended August 31, 2018, compared to 35% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$57,299	$51,567	$5,732	11%
Homecare and cleaning products	7,463	7,239	224	3%
Total	$64,762	$58,806	$5,956	10%
% of consolidated net sales	16%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $64.8 million, up $6.0 million, or 10%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the fiscal year ended August 31, 2018 translated at the exchange rates in effect for the prior fiscal year would have been $63.8 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $5.0 million, or 9%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year.

Sales in Asia, which represented 72% of the total sales in the Asia-Pacific segment, increased $6.0 million, or 14%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year. Sales in the Asia distributor markets increased $3.6 million, or 14%, primarily due to a higher sales of the WD-40 Multi-Use Product in the Philippines, Taiwan and South Korea markets as a result of successful promotion programs as well as the timing of customer orders from period to period.  In addition, sales in Indonesia returned to more normal levels in the fourth quarter of fiscal year 2018 as result of the successful transition to a new marketing distributor in this region during the year. Sales in China increased $2.4 million, or 16%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year.  Changes in foreign currency exchange rates had a favorable impact on sales in China. On a constant currency basis, sales would have increased by $1.7 million, or 11%, from period to period primarily due to a higher level of promotional activities and many customers buying product in advance of a price increase that went into effect at the beginning of fiscal year 2019.

Sales in Australia remained constant at $17.8 million for each of the fiscal years ended August 31, 2018 and 2017. Although sales in Australia remained constant from period to period, on a constant currency basis, sales decreased slightly by 1% primarily due to a lower sales of the WD-40 Multi-Use Product as a result of a  major customer reducing their inventory levels of aerosol can products due to certain regulatory constraints.

Gross Profit

Gross profit increased to $225.3 million for the fiscal year ended August 31, 2018 compared to $213.9 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.1% for the fiscal year ended August 31, 2018 compared to 56.2% for the prior fiscal year.

Gross margin was negatively impacted by 1.3 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher during fiscal year 2018 compared to the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also negatively impacted by 0.2 percentage points from period to period due to higher warehousing and in-bound freight costs in all three segments. Advertising, promotional and other discounts that we give to our customers also increased from period to period which negatively impacted gross margin by 0.1 percentage points. These unfavorable impacts to gross margin were partially offset by 0.5 percentage points from period to period primarily due to sales price increases implemented in the EMEA and Asia-Pacific segments late in fiscal year 2017 and the first half of fiscal year 2018, as well as sales price increases implemented in the Americas segment in the fourth quarter of fiscal year 2018.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $17.7  million and $16.4 million for the fiscal years ended August 31, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2018 increased $6.8 million to $121.4 million from $114.6 million for the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 29.7% for the fiscal year ended August 31, 2018 from 30.1% for the prior fiscal year. The increase in SG&A expenses was primarily attributable to the unfavorable impact of changes in foreign currency exchange rates of $2.8 million from period to period, as well as increases in employee-related costs, depreciation expense and general office overhead costs, freight costs, and a higher level of expenses associated with travel and meetings from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.7 million. This increase was primarily due to increased headcount, higher earned incentive compensation and annual compensation increases that take effect in the first quarter of the fiscal year. Depreciation expense and general office overhead costs increased $0.9 million primarily due to the depreciation and expenses associated with the Company’s new San Diego, California office building, which was completed in August 2017. Freight costs associated with shipping products to our customers increased $0.7 million primarily due to higher sales volumes in all three segments from period to period, as well as various macroeconomic factors impacting the freight industry which have resulted in increased shipping costs. Travel and meeting expenses increased $0.3 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. In addition, other miscellaneous expenses also increased in total by $0.7 million period over period, primarily due to an increase in charitable contributions and bad debt expense. These overall increases were slightly offset by a decrease in professional services costs and research and development costs from period to period. Professional service costs decreased $0.8 million due to a favorable legal judgment of $1.5 million received and recorded in the fourth quarter of fiscal year 2018 (for additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 11 – Commitments and Contingencies, included in this report), which was partially offset by the increased use of professional services in the EMEA segment from period to period primarily due to the implementation of the General Data Protection Regulation which became effective for the Company beginning in May 2018. In addition, research and development costs, including new product exploration expenses, decreased $0.5 million from period to period due to decreases in such spending in the Americas segment.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2018 and 2017 were $7.0 million and $8.4 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2018 increased $1.8 million to $22.3 million from $20.5 for the prior fiscal year. As a percentage of net sales, these expenses increased to 5.5% for the fiscal year ended August 31, 2018 from 5.4% for the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on such expenses of $0.6 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2018 would have increased by $1.2 million, primarily due to corporate funded costs associated with increasing the Company’s digital presence and building brand awareness in all three segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2019 is expected to be between 5.5% and 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $19.7 million and $17.5 million for the fiscal years ended August 31, 2018 and 2017, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $42.0 million and $38.0 million for the fiscal years ended August 31, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $3.0 million and $2.9 million for the fiscal years ended August 31, 2018 and 2017, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$48,954	$48,303	$651	1%
EMEA	36,241	35,389	852	2%
Asia-Pacific	19,098	16,765	2,333	14%
Unallocated corporate (1)	(25,689)	(24,548)	(1,141)	5%
Total	$78,604	$75,909	$2,695	4%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $49.0 million, up $0.7 million, or 1%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year, primarily due to a $7.9 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 54.4% to 53.5% period over period. This decrease in the gross margin was primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as higher warehousing and in-bound freight costs from period to period. These unfavorable impacts were partially offset by a lower level of advertising, promotional and other discounts that we gave to our customers and the impact of sales price increases from period to period. The higher sales in the Americas segment were accompanied by a $2.0 million increase in total operating expenses period over period due to higher employee-related expenses, primarily those associated with earned incentive compensation,  as well as higher professional service costs. These increases in operating expenses were partially offset by a lower level of advertising and sales promotion expenses, decreased research and development costs, and lower overhead costs from period to period. Operating income as a percentage of net sales decreased from 26.1% to 25.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $36.2 million, up $0.9 million, or 2%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year, primarily due to a $14.1 million increase in sales, which was significantly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 59.6% to 57.7% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases from period to period. The higher sales in the EMEA segment were accompanied by a $4.8 million increase in total operating expenses period over period, primarily due to the unfavorable impacts of changes in foreign currency exchange rates, as well as increased headcount, higher freight costs,  higher professional services costs and increased advertising and sales promotion expenses from period to period. These increases in operating expenses were partially offset by lower earned incentive compensation from period to period. Operating income as a percentage of net sales decreased from 25.9% to 24.0% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $19.1 million, up $2.3 million, or 14%, for the fiscal year ended August 31, 2018 compared to the prior fiscal year, primarily due to a $6.0 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.2% to 54.0% period over period primarily due to the negative impact of increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were mostly offset by sales price increases and favorable sales mix changes from period to period. The higher sales in the Asia-Pacific segment were accompanied by a $0.8 million increase in total operating expenses period over period, primarily due to increased advertising and sales promotion expenses and higher freight costs. Operating income as a percentage of net sales increased from 28.5% to 29.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	Change
Interest income	$454	$508	$(54)
Interest expense	$(4,219)	$(2,582)	$(1,637)
Other income	$339	$787	$(448)
Provision for income taxes	$9,963	$21,692	$(11,729)

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2018 compared to the prior fiscal year.

Interest Expense

Interest expense increased $1.6 million for the fiscal year ended August 31, 2018 compared to the prior fiscal year primarily due to higher interest rates and an increased average outstanding balance on our revolving credit facility period over period. Interest expense also increased from period to period due to the interest associated with the $20.0 million Series A Notes which were issued in November 2017.

Other Income

Other income decreased by $0.4 million for the fiscal year ended August 31, 2018 compared to the prior fiscal year primarily due to a decrease of $0.2 million in net foreign currency exchange gains from period to period, as well as a $0.2 million miscellaneous income item recorded in our Asia-Pacific segment in the third quarter of fiscal year 2017 that did not reoccur in fiscal year 2018. The decrease in foreign currency exchange gains was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the fiscal year ended August 31, 2018 compared to the prior fiscal year.

Provision for Income Taxes

The provision for income taxes was 13.3% of income before income taxes for the fiscal year ended August 31, 2018 compared to 29.1% for the prior fiscal year. The decrease in the effective income tax rate from period to period was primarily due to the favorable impact of the reduced tax rate resulting from the “Tax Cuts and Jobs Act”  (the “Tax Act”), which became effective during the second quarter of the Company’s fiscal year 2018.  Since the Company has a fiscal year which ends on August 31, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended corporate federal statutory tax rate for fiscal year 2018 is 25.7%, which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year. The Company also recorded two discrete items related to the Tax Act during fiscal year 2018, a $6.8 million provisional remeasurement of the Company’s net deferred tax liability and a $0.3 million provisional benefit related to the toll tax net of foreign tax credits, both of which lowered the Company’s effective income tax rate from period to period. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 12 – Income Taxes, included in this report.

The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, in the first quarter of the Company’s fiscal year 2018, which resulted in excess tax benefits from settlements of stock-based equity awards of $0.7 million being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods. In addition, the effective income tax rate for the fiscal year ended August 31, 2017 was higher due to the unfavorable impact of a non-recurring immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.

Net Income

Net income was $65.2 million, or $4.64 per common share on a fully diluted basis, for fiscal year 2018 compared to $52.9 million, or $3.72 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $1.9 million on net income for fiscal year 2018. Thus, on a constant currency basis, net income for fiscal year 2018 would have been $63.3 million.

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

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $184.9 million, down $6.5 million, or 3%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates did not have a significant impact on sales for the Americas segment from period to period.

Sales of maintenance products in the Americas segment decreased $4.5 million, or 3%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. This sales decrease was mainly driven by lower sales of maintenance products in the U.S., which declined 5% from period to period.  This decline in sales from period to period was primarily due to decreased sales associated with a lower level of promotional activities and the timing of customer orders for the WD-40 Multi-Use Product.  This lower level of sales in the U.S. was also attributable to efforts of certain of our customers in late fiscal year 2017 to more closely manage their inventory levels. The sales decrease of maintenance products in the U.S. was partially offset by increased sales of such products in Canada and Latin America, which increased 10% and 4%, respectively, from period to period. The sales increase in Canada was primarily due to added distribution of the WD-40 Bike product as well as higher sales due to successful promotional programs, which was partially driven by improving market and economic conditions, including those within the industrial channel in Western Canada as a result of increased activity levels in the oil industry. The sales increase in Latin America was primarily due to improved economic conditions in Puerto Rico in fiscal year 2017 compared to fiscal year 2016, as well as new distribution and successful promotional programs in several countries in South America. The overall decrease in sales of WD-40 Multi-Use Product in the Americas segment was partially offset by higher sales of the WD-40 Specialist product line, which were up $1.5 million, or 13%, from period to period due to new distribution, particularly of certain new products within this product line during fiscal year 2017.

Sales of homecare and cleaning products in the Americas segment decreased $2.0 million, or 7%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. This sales decrease was driven primarily by a decrease in sales of the X-14, Spot Shot and Lava brand products in the U.S., which were down 13%, 9% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2017 compared to fiscal year 2016 when 83% of sales came from the U.S., and 17% of sales came from Canada and Latin America combined.

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $136.8 million, up $1.5 million, or 1%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2017 translated at the exchange rates in effect for fiscal year 2016 would have been $155.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $20.6 million, or 15%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Overall, sales from the direct markets increased $1.3 million, or 1%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates had an unfavorable impact on sales in the direct markets in EMEA from period to period.  On a constant currency basis, sales in the direct markets would have increased by 15% from fiscal year 2017 compared to fiscal year 2016.

We experienced sales increases throughout most of the EMEA direct markets for the fiscal year ended August 31, 2017 compared to fiscal year 2016 primarily due to a sales increase of $3.5 million, or 6%, in the Euro-based direct markets as a result of continued growth of the base business and higher sales of WD-40 Specialist. Sales of WD-40 Specialist in the Euro-based direct markets increased $1.6 million, or 36%, from period to period as a result of expanded distribution in most markets, but particularly in France. Although sales in the Euro-based direct markets also benefited from the strengthening of the Euro against the Pound Sterling, the functional currency of our U.K. subsidiary, they were impacted in the opposite direction by approximately the same amount due the weakening of the Pound Sterling against the U.S. Dollar from period to period. The sales increase in the Euro-based direct markets was partially offset by a sales decrease in the U.K. of $2.2 million, or 8%, as a result of the unfavorable impacts of changes in foreign currency exchange rates, specifically the Pound Sterling against the U.S. Dollar. In functional currency, sales in the U.K. increased by 4% primarily due to a favorable shift in product mix within the WD-40 Multi-Use Product from period to period. Sales from direct markets accounted for 65% of the EMEA segment’s sales for the fiscal year ended August 31, 2017 compared to 66% of the EMEA segment’s sales for fiscal year 2016.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.2 million, or 1%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016 primarily due increased sales of WD-40 Multi-Use Product in the Eastern Europe and India. Overall, sales in the distributor markets were increased from period to period primarily due to the continued growth of the base business in key markets. The distributor markets accounted for 35% of the EMEA segment’s total sales for the fiscal year ended August 31, 2017, compared to 34% for fiscal year 2016.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Maintenance products	$51,567	$47,102	$4,465	9%
Homecare and cleaning products	7,239	6,936	303	4%
Total	$58,806	$54,038	$4,768	9%
% of consolidated net sales	15%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $58.8 million, up $4.8 million, or 9%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Although changes in foreign currency exchange rates did not have a significant impact on sales in the Asia-Pacific segment from period to period, fluctuations in foreign currency exchange rates impacted sales in both China and Australia.

Sales in Asia, which represented 70% of the total sales in the Asia-Pacific segment, increased $3.7 million, or 10%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Sales in the Asia distributor markets increased $2.2 million, or 9%, primarily attributable to successful promotional programs and expanded distribution in the Asia distributor markets, particularly those in the Philippines, Bangladesh and Malaysia, from period to period. Sales in China increased $1.5 million, or 11%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased by 16% from period to period primarily due to new distribution and continued growth in sales to our largest customers throughout China.

Sales in Australia increased by $1.1 million, or 6%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Changes in foreign currency exchange rates had a favorable impact on Australia sales. On a constant currency basis, sales would have increased by 2% for the fiscal year ended August 31, 2017 compared to fiscal year 2016 primarily due to increased distribution and higher sales levels resulting from successful promotional programs as well as continued growth of our base business.

Gross Profit

Gross profit decreased to $213.9 million for the fiscal year ended August 31, 2017 compared to $214.4 million for fiscal year 2016. As a percentage of net sales, gross profit decreased to 56.2% for the fiscal year ended August 31, 2017 compared to 56.3% for fiscal year 2016.

Gross margin was negatively impacted by 1.0 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans, primarily in our EMEA segment. The unfavorable impacts in our EMEA segment were primarily due to increased costs of petroleum-based specialty chemicals from period to period. While the costs of petroleum-based specialty chemicals for our EMEA segment are sourced in Pound Sterling, the underlying inputs are denominated in U.S. Dollars. As a result, the overall strengthening of the U.S. Dollar against the Pound Sterling during fiscal year 2017 compared to fiscal year 2016 resulted in a significant increase in cost of goods in Pound Sterling. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. In addition, the combined effects of unfavorable sales mix changes and other miscellaneous costs negatively impacted gross margin by 0.4 percentage points primarily due to an unfavorable shift in product mix as a result of a higher portion of sales in the Americas segment being made to lower margin maintenance products from period to period. Gross margin was also negatively impacted by 0.1 percentage points from period to period primarily due to higher warehousing and in-bound freight costs in the Americas segment.

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

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.4 million and $16.1 million for the fiscal years ended August 31, 2017 and 2016, respectively

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2017 decreased $3.2 million to $114.6 million from $117.8 million for fiscal year 2016. As a percentage of net sales, SG&A expenses decreased to 30.1% for the fiscal year ended August 31, 2017 from 30.9% for fiscal year 2016. The decrease in SG&A expenses was primarily attributable to favorable impacts due to changes in foreign currency exchange rates and lower employee-related costs from period to period. Changes in foreign currency exchange rates had a favorable impact of $5.4 million on SG&A expenses for the fiscal year ended August 31, 2017 compared to fiscal year 2016. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $2.7 million primarily due to lower earned incentive compensation, which was partially offset by increased headcount and higher stock-based compensation expense from period to period. The increase in stock-based compensation expense was due to the acceleration of expense of $0.8 million for certain equity awards granted during the first quarter of fiscal year 2017 under updated equity award agreements that include expanded accelerated vesting provisions in the event of retirement of the award recipients. These decreases were partially offset by increased costs associated with freight, professional services, travel and meetings, general office overhead and depreciation, and other miscellaneous expenses from period to period. Freight costs associated with shipping products to our customers increased $1.3 million primarily due to higher sales volumes in the EMEA segment from period to period as well as the unfavorable impact from changes in foreign currency exchange rates in our Euro-based direct markets from period to period. Professional services costs increased $1.1 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Travel and meeting expenses increased $0.9 million due to a higher level of travel expenses associated with various sales meetings and activities in support of our strategic initiatives. In addition, general office overhead and depreciation expense increased $0.7 million primarily due to higher rent expense for certain offices that the Company leases as well as higher depreciation expense, primarily in the EMEA segment. Other miscellaneous expenses, the largest of which were related to sales commissions and research and development costs, increased by $0.9 million for the fiscal year ended August 31, 2017 compared to fiscal year 2016.

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

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2017 decreased $1.8 million to $20.5 million from $22.3 million for fiscal year 2016. As a percentage of net sales, these expenses decreased to 5.4% for the fiscal year ended August 31, 2017 from 5.9% for fiscal year 2016. Changes in foreign currency exchange rates had a favorable impact on such expenses of $1.1 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2017 would have decreased by $0.7 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment from period to period.

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

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2017	2016	Dollars	Percent
Americas	$48,303	$48,404	$(101)	-
EMEA	35,389	31,702	3,687	12%
Asia-Pacific	16,765	15,162	1,603	11%
Unallocated corporate (1)	(24,548)	(23,920)	(628)	3%
Total	$75,909	$71,348	$4,561	6%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $48.3 million, down $0.1 million, for the fiscal year ended August 31, 2017 compared to fiscal year 2016, primarily due to a $6.5 million decrease in sales and a lower gross margin, which were almost completely offset by lower operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 55.1% to 54.4% period over period. This decrease in the gross margin was primarily due to the negative impacts of unfavorable sales mix changes as well as higher warehousing and in-bound freight costs from period to period. These unfavorable impacts were partially offset by the combined positive impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses decreased $4.8 million period over period due to lower employee-related expenses, primarily those associated with earned incentive compensation, and decreased advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 25.3% to 26.1% period over period.

EMEA

Income from operations for the EMEA segment increased to $35.4 million, up $3.7 million, or 12%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016, primarily due to a higher gross margin, lower operating expenses and a $1.5 million increase in sales. As a percentage of net sales, gross profit for the EMEA segment increased from 58.7% to 59.6% period over period primarily due to the combined positive impacts of favorable fluctuations in foreign currency exchange rates and sales mix changes, which were partially offset by the negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses decreased $1.6 million primarily due to the favorable impacts of fluctuations in foreign currency exchange rates and lower earned incentive compensation expense, which were partially offset by increased headcount and other employee-related expenses from period to period. Operating income as a percentage of net sales increased from 23.4% to 25.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $16.8 million, up $1.6 million, or 11%, for the fiscal year ended August 31, 2017 compared to fiscal year 2016, primarily due to a $4.8 million increase in sales, which was partially offset by a lower gross margin and an increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.8% to 54.2% period over period due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well a higher level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating expenses increased $0.7 million period over period primarily due to higher employee-related expenses and information systems support costs. Operating income as a percentage of net sales increased from 28.1% to 28.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	Change
Interest income	$508	$683	$(175)
Interest expense	$2,582	$1,703	$879
Other income	$787	$2,461	$(1,674)
Provision for income taxes	$21,692	$20,161	$1,531

Interest Income

Interest income remained relatively constant for the fiscal year ended August 31, 2017 compared to fiscal year 2016.

Interest Expense

Interest expense increased $0.9 million for the fiscal year ended August 31, 2017 compared to fiscal year 2016 primarily due to higher interest rates and an increased outstanding balance on our revolving credit facility period over period.

Other Income

Other income decreased by $1.7 million for the fiscal year ended August 31, 2017 compared to fiscal year 2016 primarily due to lower net foreign currency exchange gains from period to period. This significant decrease in foreign currency exchange gains was primarily due to the relative movement in foreign currency exchange rates and the fluctuation of non-functional currency balance sheet accounts, particularly those associated with our UK subsidiary, during the fiscal year ended August 31, 2017 compared to fiscal year 2016.

Provision for Income Taxes

The provision for income taxes was 29.1% of income before income taxes for the fiscal year ended August 31, 2017 compared to 27.7% for fiscal year 2016. The increase in the effective income tax rate from period to period was primarily driven by an immaterial out-of-period correction that we recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.

Net Income

Net income was $52.9 million, or $3.72 per common share on a fully diluted basis, for fiscal year 2017 compared to $52.6 million, or $3.64 per common share on a fully diluted basis, for fiscal year 2016. Changes in foreign currency exchange rates year over year had an unfavorable impact of $3.5 million on net income for fiscal year 2017. Thus, on a constant currency basis, net income for fiscal year 2017 would have been $56.4 million.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2018	2017	2016
Gross margin - GAAP	55%	56%	56%
Cost of doing business as a percentage of net sales - non-GAAP	34%	35%	36%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	22%	21%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2018	2017	2016
Total operating expenses - GAAP	$146,659	$137,976	$143,021
Amortization of definite-lived intangible assets	(2,951)	(2,879)	(2,976)
Depreciation (in operating departments)	(3,725)	(2,789)	(2,744)
Cost of doing business	$139,983	$132,308	$137,301
Net sales	$408,518	$380,506	$380,670
Cost of doing business as a percentage of net sales - non-GAAP	34%	35%	36%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net income - GAAP	$65,215	$52,930	$52,628
Provision for income taxes	9,963	21,692	20,161
Interest income	(454)	(508)	(683)
Interest expense	4,219	2,582	1,703
Amortization of definite-lived
intangible assets	2,951	2,879	2,976
Depreciation	4,849	3,890	3,489
EBITDA	$86,743	$83,465	$80,274
Net sales	$408,518	$380,506	$380,670
EBITDA as a percentage of net sales - non-GAAP	21%	22%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $64.8 million for fiscal year 2018 compared to $55.6 million for fiscal year 2017. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million unsecured Credit Agreement with Bank of America, which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan.  In November 2017, the Company also entered into a Note Purchase and Private Shelf Agreement, pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of Series A Notes to certain purchasers. See Note 7 – Debt for additional information on this note agreement. The Company used the proceeds from the Series A Notes to pay down $20.0 million of short-term borrowings held under the Credit Agreement during fiscal year August 31, 2018. The $20.0 million of short term borrowings under the Credit Agreement were drawn in fiscal year 2017 primarily to fund the purchase and build out of the Company’s new San Diego, California office building, purchased in September 2016 and completed for occupancy in August 2017. The new office building houses both corporate employees and employees in the Company’s Americas segment.

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company beginning January 1, 2018, we began reevaluating our indefinite reinvestment assertion for our foreign subsidiaries.  In May 2018, we completed this reevaluation and changed our indefinite reinvestment assertion for certain of our foreign subsidiaries. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, see Part IV—Item 15, “Exhibits, Financial Statement Schedules”,  Note 12 — Income Taxes, included in this report.  The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. In the fourth quarter of fiscal year 2018, we repatriated a portion of our unremitted foreign earnings in the amount of $79.6 million from our U.K. subsidiary and used these funds towards repaying $80.0 million of outstanding draws on our line of credit.  These repayments on our line of credit were slightly offset by new borrowings of $12.8 million as a result of $10.0 million borrowed under the revolving credit facility and $2.8 million in net borrowings under the autoborrow agreement. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of August 31, 2018, we had a $64.0 million balance of outstanding draws on the revolving credit facility, of which $44.0 million was classified as long-term and $20.0 million was classified as short-term. In addition, we paid $0.4 million in principal payments on our Series A Notes during fiscal year 2018. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At August 31, 2018, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At August 31, 2018, we had a total of $49.1 million in cash and cash equivalents and short-term investments.  Although we currently hold a significant amount of debt, primarily due to draws on our credit facility made by our entity in the United States, we do not foresee any ongoing issues with repaying these loans and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net cash provided by operating activities	$64,822	$55,572	$65,302
Net cash provided by (used in) investing activities	71,207	(42,291)	(20,920)
Net cash used in financing activities	(121,409)	(26,838)	(43,234)
Effect of exchange rate changes on cash and cash equivalents	(2,836)	(252)	(4,153)
Net increase (decrease) in cash and cash equivalents	$11,784	$(13,809)	$(3,005)

Operating Activities

Net cash provided by operating activities increased $9.2 million to $64.8 million for fiscal year 2018 from $55.6 million for fiscal year 2017. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2018 was net income of $65.2 million, which increased $12.3 million from period to period. The changes in our working capital from period to period were primarily attributable to the remeasurement of the Company’s net deferred income tax liability as a result of the Tax Act’s reduction in the U.S. corporate federal statutory tax rate, as well as increases in the trade accounts receivable balance due to increased sales and the timing of payments received from customers from period to period. These changes in our working capital were significantly offset by much lower decreases in accrued payroll and related expenses due to lower earned incentive payouts in the first quarter of fiscal year 2018 compared to the same period of the prior fiscal year.

Net cash provided by operating activities decreased $9.7 million to $55.6 million for fiscal year 2017 from $65.3 million for fiscal year 2016. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2017 was net income of $52.9 million, which increased $0.3 million from period to period. The changes in our working capital from period to period were primarily attributable to an overall decrease in accrued payroll and related expenses due to higher earned incentive payouts in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year as well as lower earned incentive accruals during the fiscal year ended August 31, 2017 as compared to the prior fiscal year. These earned incentive payouts and accruals are based on the Company achieving targets for EBITDA which are set each fiscal year. As a result, these amounts have varied year over year due to the Company’s actual or expected achievement of these targets. Higher income taxes receivable balances also contributed to the overall decrease in cash provided by operating activities from period to period.  These impacts to working capital were partially offset by changes in trade accounts receivable balances year over year.  Such balances a decreased slightly from fiscal year 2016 to fiscal year 2017 whereas they increased significantly from fiscal year 2015 to fiscal year 2016.  The significant increase in the trade accounts receivable balance at the end of fiscal year 2016 was primarily due to increased sales volumes in the fourth quarter of fiscal year 2016 as compared to the same quarter in fiscal year 2015 and the timing of payments received from our customers from period to period.

Investing Activities

Net cash provided by investing activities was $71.2 million for fiscal year 2018 compared to net cash used in investing activities of $42.3 million for fiscal year 2017. This change was primarily due to net maturities of short-term investments of $83.3 million during fiscal year 2018 compared to $22.6 million in net purchases of short-term investment made in fiscal year 2017. The $83.3 million net maturity for fiscal year 2018 was entirely due to a short-term investment held by our U.K. subsidiary which matured in April 2018 and was not reinvested. Also contributing to the change in total net cash inflows and outflows was a decrease of $7.8 million in capital expenditures, primarily related to $16.4 million in cash outflows during fiscal year 2017 for the purchase and buildout of the Company’s San Diego office building which was acquired during the first quarter of fiscal year 2017, partially offset by the £5.6 million purchase and buildout of the Company’s new office building located in Milton Keynes, England which was acquired during the second quarter of fiscal year 2018 ($7.6 million in U.S. Dollars as converted at average exchange rates for fiscal year 2018). These increases in net cash inflows were slightly offset by $0.2 million in cash paid pursuant to the execution of a settlement agreement in October 2017 that provided for the Company’s acquisition of the EZ REACH trade name.

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

Financing Activities

Net cash used in financing activities increased $94.6 million to $121.4 million for fiscal year 2018 from $26.8 million for fiscal year 2017 primarily due to $87.2 million in net repayments of the Company’s revolving line of credit during fiscal year 2018, compared to $32.0 million in net proceeds from the revolving line of credit in fiscal year 2017. Also contributing to the increase in total cash outflows was an increase of $2.8 million in dividends paid, a $0.6 million decrease in proceeds from the issuance of common stock upon the exercise of stock options and a $0.1 million increase in shares withheld to cover taxes upon conversions of equity awards from period to period. These increases in cash outflows from financing activities were partially offset by $20.0 million in proceeds from the Company’s Series A Notes issued in November 2017, slightly offset by $0.4 million in principal payments made on these, as well as a decrease of $8.5 million for treasury stock purchases from period to period.

Net cash used in financing activities decreased $16.4 million to $26.8 million for fiscal year 2017 from $43.2 million for fiscal year 2016 primarily due to an $18.0 million increase in cash inflows from our revolving credit facility and a $1.0 million decrease in cash outflows for treasury stock purchases from period to period. In addition, shares withheld to cover taxes upon conversions of equity awards decreased $0.9 million from period to period. These decreases in cash outflows from financing activities were partially offset by an increase of $3.1 million in dividends paid and a $0.5 million decrease in proceeds from the issuance of common stock upon the exercise of stock options from period to period

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.8 million, $0.3 million and $4.2 million for fiscal years 2018, 2017 and 2016, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Share Repurchase Plans

The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 8 — Share Repurchase Plans, included in this report.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2017, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.49 per share to $0.54 per share.  On October 9, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on October 31, 2018 to shareholders of record on October 19, 2018. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2018 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Leases	$6,959	$2,003	$2,685	$1,073	$1,198

The Company was committed under non-cancellable capital and operating leases at August 31, 2018. The Company's capital leases were not significant as of August 31, 2018.  The following summarizes other commitments which are excluded from the contractual obligations table above as of August 31, 2018:

•

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products.  The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we have definitive minimum purchase obligations included in the contract terms with certain of our contract manufacturers, when such obligations have been included, they have either been immaterial  or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

•

Under the current terms of the credit facility agreement with Bank of America, we may borrow funds in U.S. dollars or in foreign currencies from time to time during the five-year period commencing March 13, 2015 through May 13, 2020. As of August 31, 2018, we had $64.0 million of outstanding draws on this credit facility and $2.8 million in net borrowings outstanding under the autoborrow agreement. Based on our most recent cash projections and anticipated business activities, we do not expect to borrow additional amounts on this credit facility during fiscal year 2019. The Company intends to repay $20.0 million in outstanding draws on the line of credit within the next twelve months. As a result, the Company has classified $20.0 million of outstanding draws on this credit facility as short-term as of August 31, 2018.  In addition to our credit facility, we hold senior notes under a Note Purchase and Private Shelf Agreement by and among the Company and its note purchasers in the amount of $19.6 million as of August 31, 2018. These senior notes bear interest at 3.39% per annum and will mature on November 15, 2032. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. For additional details on these borrowings, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 7 – Debt.

•

At August 31, 2018, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $1.0 million. We have estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales incentives are calculated based primarily on historical rates and consideration of recent promotional activities. The determination of sales incentive costs and the related liabilities require us to use judgment for estimates that include current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category. We review our assumptions and adjust our sales incentive allowances accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2018 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

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

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective beginning January 1, 2018, the U.S. has transitioned from a worldwide tax system to a modified territorial tax system, under which corporations are primarily taxed on income earned within the country’s borders, rather than on a worldwide basis. We are still required to make assertions on whether our foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Due to the passage of the Tax Act, we began reevaluating the indefinite reinvestment assertion for our foreign subsidiaries. In May 2018, we completed this reevaluation and changed our indefinite reinvestment assertion for certain of our foreign subsidiaries. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 12 — Income Taxes, included in this report.

Valuation of Goodwill

The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess for possible impairments to goodwill at least annually during our second fiscal quarter and otherwise when events or changes in circumstances indicate that an impairment condition may exist.

During the second quarter of fiscal year 2018, we performed our annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. In accordance with ASC 350-20, “Goodwill”, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. In addition, we early adopted ASU 2017-04 “Simplifying the Test for Goodwill Impairment” in the second quarter of fiscal year 2018. The amendments in this updated guidance simplify how an entity is required to test goodwill for impairment if a quantitative approach is used during the annual goodwill impairment test. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures. See “Recently Adopted Accounting Standards” within Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, included in this report, for additional information on ASU 2017-04. During the fiscal year 2018 annual goodwill impairment test, we performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance, including the anticipated impacts of the Tax Act; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting our reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value and, thus, the quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 28, 2018.  We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2017 and 2016.

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

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2018.

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

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2018, 2017 and 2016.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact the Company’s consolidated financial statements and related disclosures is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in this report.

Related Parties

The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 10 — Related Parties, included in this report.

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

Commodity Price Risk

Petroleum-based specialty chemicals and aerosol cans constitute a significant portion of the cost of many of the Company’s maintenance products. In particular, volatility in the price of oil directly impacts the cost of petroleum-based specialty chemicals which are indexed to the price of crude oil. If there are significant increases in the costs of crude oil, the Company’s gross margins and operating results will be negatively impacted. The Company does not currently have a strategy or policy to enter into transactions to hedge crude oil price volatility, but the Company regularly reviews this policy based on market conditions and other factors.

Interest Rate Risk

As of August 31, 2018, the Company had a $66.8 million outstanding balance on its existing $175.0 million revolving credit facility agreement with Bank of America. This $175.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until May 13, 2020. All loans denominated in U.S. dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.85 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.85 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8.  Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2018 and 2017 and for each of the three fiscal years in the period ended August 31, 2018, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2018
	1st	2nd	3rd	4th	Total
Net sales	$97,597	$101,256	$107,025	$102,640	$408,518
Gross profit	$54,197	$55,758	$58,658	$56,650	$225,263
Net Income (1)	$12,630	$14,818	$16,130	$21,637	$65,215
Diluted earnings per common share (1)	$0.90	$1.05	$1.15	$1.54	$4.64

	Fiscal Year Ended August 31, 2017
	1st	2nd	3rd	4th	Total
Net sales	$89,248	$96,519	$98,178	$96,561	$380,506
Gross profit	$51,040	$54,462	$54,287	$54,096	$213,885
Net income	$11,758	$12,360	$14,444	$14,368	$52,930
Diluted earnings per common share	$0.82	$0.87	$1.02	$1.01	$3.72

(1)

Net income and diluted earnings per common share were favorably impacted due to a $7.1  million provisional tax benefit recorded during the fourth quarter of fiscal year 2018 associated with the toll tax, net of foreign tax credits, under the U.S. Tax Cuts and Jobs Act (the “Tax Act”). For additional information on the Tax Act and the impact of potential changes in provisional amounts, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 12 – Income Taxes, included in this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2018, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2018, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2018, there were no significant changes to the Company’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2018 Annual Meeting of Stockholders on December 11, 2018 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2018:

Number of securities
remaining available for
	Number of securities to			future issuance under
	be issued upon exercise		Weighted-average exercise	equity compensation plans
	of outstanding options,		price of outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Plan category
Equity compensation plans
approved by security holders	188,284	(1)	$-	786,364
Equity compensation plans not
approved by security holders	n/a		n/a	n/a
	188,284	(1)	$-	786,364

(1)  Includes 115,308 securities to be issued pursuant to outstanding restricted stock units; 42,208 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 30,768 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

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

(3) Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(t) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Company 2007 Stock Incentive Plan.

10(c)	Fourth Amended and Restated WD-40 Company 1990 Incentive Stock Option Plan, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2015, Exhibit 10(b) thereto.

10(d)	WD-40 Directors’ Compensation Policy and Election Plan dated October 8, 2018.

10(e)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(f)

Form of Restricted Stock Unit Award Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2016, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2016, Exhibit 10(e) thereto.

10(g)

Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2017 and 2018, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(g) thereto.

10(h)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2016.

10(i)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2017 and 2018, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(i) thereto.

10(j)	Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers.

10(k)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

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

10(p)

Change of Control Severance Agreement between WD-40 Company and Garry O. Ridge dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(p) thereto.

10(q)

Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(q) thereto.

10(r)

Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(r) thereto.

10(s)

Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(s) thereto.

10(t)	Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2017, Exhibit 10(c) thereto

10(u)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(u) thereto.

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

10(aa)

Sixth Amendment to Credit Agreement dated February 23, 2018 by and between WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(c) thereto.

10(ab)

Note Purchase and Private Shelf Agreement dated November 15, 2017 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(ac)

First Amendment to Note Purchase Agreement dated February 23, 2018 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

10(ad)

Standard Form of Agreement between Owner and Contractor dated February 23, 2017 and Change Order #1 dated March 9, 2017 between WD-40 Company and Back’s Construction, Inc., incorporated by reference from the Registrant’s Form 10-Q filed April 6, 2017, Exhibit 10(d) thereto.

10(ae)

Contract for the Sale of 252 Upper Third Street, Milton Keynes, MK9 1NP dated February 23, 2018 by and between WD-40 Company Limited and BCP (Milton Keynes) LLP, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(a) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2018.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2018

/s/ PETER D. BEWLEY
PETER D. BEWLEY, Director
Date: October 22, 2018

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 22, 2018

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 22, 2018

/s/ ERIC P. ETCHART
ERIC P. ETCHART, Director
Date: October 22, 2018

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 22, 2018

/s/ DAVID B. PENDARVIS
DAVID B. PENDARVIS, Director
Date: October 22, 2018

/s/ DANIEL E. PITTARD
DANIEL E. PITTARD, Director
Date: October 22, 2018

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2018

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 22, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1) of WD-40 Company and its subsidiaries (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 22, 2018

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,866	$37,082
Short-term investments	219	80,166
Trade accounts receivable, less allowance for doubtful
accounts of $340 and $240 at August 31, 2018
and 2017, respectively	69,025	64,259
Inventories	36,536	35,340
Other current assets	13,337	8,007
Total current assets	167,983	224,854
Property and equipment, net	36,357	29,439
Goodwill	95,621	95,597
Other intangible assets, net	13,513	16,244
Deferred tax assets, net	511	495
Other assets	3,074	3,088
Total assets	$317,059	$369,717

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,115	$20,898
Accrued liabilities	26,240	18,997
Accrued payroll and related expenses	14,823	14,222
Short-term borrowings	23,600	20,000
Income taxes payable	2,125	1,306
Total current liabilities	85,903	75,423
Long-term borrowings	62,800	134,000
Deferred tax liabilities, net	11,050	18,949
Other long-term liabilities	1,817	1,958
Total liabilities	161,570	230,330

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,729,774 and 19,688,238 shares issued at August 31, 2018 and 2017, respectively; and 13,850,413 and 13,984,183 shares outstanding at
August 31, 2018 and 2017, respectively	20	20
Additional paid-in capital	153,469	150,692
Retained earnings	351,266	315,764
Accumulated other comprehensive income (loss)	(27,636)	(28,075)
Common stock held in treasury, at cost ― 5,879,361 and 5,704,055
shares at August 31, 2018 and 2017, respectively	(321,630)	(299,014)
Total shareholders' equity	155,489	139,387
Total liabilities and shareholders' equity	$317,059	$369,717

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2018	2017	2016

Net sales	$408,518	$380,506	$380,670
Cost of products sold	183,255	166,621	166,301
Gross profit	225,263	213,885	214,369

Operating expenses:
Selling, general and administrative	121,394	114,560	117,767
Advertising and sales promotion	22,314	20,537	22,278
Amortization of definite-lived intangible assets	2,951	2,879	2,976
Total operating expenses	146,659	137,976	143,021

Income from operations	78,604	75,909	71,348

Other income (expense):
Interest income	454	508	683
Interest expense	(4,219)	(2,582)	(1,703)
Other income	339	787	2,461
Income before income taxes	75,178	74,622	72,789
Provision for income taxes	9,963	21,692	20,161
Net income	$65,215	$52,930	$52,628

Earnings per common share:
Basic	$4.65	$3.73	$3.65
Diluted	$4.64	$3.72	$3.64

Shares used in per share calculations:
Basic	13,929	14,089	14,332
Diluted	13,962	14,123	14,379

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2018	2017	2016

Net income	$65,215	$52,930	$52,628
Other comprehensive income (loss):
Foreign currency translation adjustment	439	(777)	(18,576)
Total comprehensive income	$65,654	$52,153	$34,052

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2015	19,546,888	$20	$141,651	$260,683	$(8,722)	5,096,398	$(235,774)	$157,858
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	74,932		(1,434)					(1,434)
Stock-based compensation			3,655					3,655
Tax benefits from settlements of
stock-based equity awards			2,064					2,064
Cash dividends ($1.64 per share)				(23,669)				(23,669)
Acquisition of treasury stock						317,084	(32,131)	(32,131)
Foreign currency translation adjustment					(18,576)			(18,576)
Net income				52,628				52,628
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	66,418		(921)					(921)
Stock-based compensation			4,138					4,138
Tax benefits from settlements of
stock-based equity awards			1,539					1,539
Cash dividends ($1.89 per share)				(26,808)				(26,808)
Acquisition of treasury stock						290,573	(31,109)	(31,109)
Foreign currency translation adjustment					(777)			(777)
Net income				52,930				52,930
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	41,536		(1,607)					(1,607)
Stock-based compensation			4,195					4,195
Cash dividends ($2.11 per share)				(29,585)				(29,585)
Acquisition of treasury stock						175,306	(22,616)	(22,616)
Foreign currency translation adjustment					439			439
Cumulative effect of change in accounting principle			189	(128)				61
Net income				65,215				65,215
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2018	2017	2016
Operating activities:
Net income	$65,215	$52,930	$52,628
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,800	6,769	6,465
Net gains on sales and disposals of property and equipment	(164)	(115)	(75)
Deferred income taxes	(7,186)	1,608	(2,227)
Stock-based compensation	4,195	4,138	3,655
Unrealized foreign currency exchange losses (gains), net	(302)	364	(986)
Provision for bad debts	121	(138)	52
Changes in assets and liabilities:
Trade accounts receivable	(5,635)	482	(9,936)
Inventories	(1,299)	(3,487)	(1,001)
Other assets	(5,353)	(3,514)	1,557
Accounts payable and accrued liabilities	6,107	2,827	2,871
Accrued payroll and related expenses	590	(6,632)	8,120
Other long-term liabilities and income taxes payable	733	340	4,179
Net cash provided by operating activities	64,822	55,572	65,302

Investing activities:
Purchases of property and equipment	(12,356)	(20,150)	(4,354)
Proceeds from sales of property and equipment	458	430	301
Purchases of intangible assets	(175)	-	-
Purchases of short-term investments	(83,704)	(27,136)	(24,899)
Maturities of short-term investments	166,984	4,565	8,032
Net cash provided by (used in) investing activities	71,207	(42,291)	(20,920)

Financing activities:
Treasury stock purchases	(22,616)	(31,109)	(32,131)
Dividends paid	(29,585)	(26,808)	(23,669)
Proceeds from issuance of common stock	215	775	1,200
Proceeds from issuance of long-term senior notes	20,000	-	-
Repayments of long-term senior notes	(400)	-	-
Net (repayments) proceeds from revolving credit facility	(87,200)	32,000	14,000
Shares withheld to cover taxes upon conversion of equity awards	(1,823)	(1,696)	(2,634)
Net cash used in financing activities	(121,409)	(26,838)	(43,234)
Effect of exchange rate changes on cash and cash equivalents	(2,836)	(252)	(4,153)
Net increase (decrease) in cash and cash equivalents	11,784	(13,809)	(3,005)
Cash and cash equivalents at beginning of period	37,082	50,891	53,896
Cash and cash equivalents at end of period	$48,866	$37,082	$50,891

Supplemental cash flow information:
Cash paid for:
Interest	$4,286	$2,625	$1,573
Income taxes, net of tax refunds received	$10,478	$21,933	$16,494

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

Short-term Investments

The Company's short-term investments consist of term deposits and callable time deposits. These short-term investments had a carrying value of $0.2 million and $80.2 million at August 31, 2018 and 2017, respectively. The decrease in short-term investments during fiscal year 2018 was due to the maturity of the Company’s callable time deposits held by its U.K. subsidiary. These deposits matured in April 2018 and were not reinvested. As of August 31, 2018, the Company’s short-term investment balance consisted of term deposits that are subject to penalty for early redemption before their maturity.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2018 and 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. When necessary, the Company adjusts the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose of such inventory. Appropriate consideration is given by the Company to obsolescence, excessive inventory levels, product deterioration and other factors when evaluating net realizable value for the purposes of determining the lower of cost or net realizable value.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $4.8 million, $3.9 million and $3.5 million for fiscal years 2018, 2017 and 2016, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $1.1 million for each of the fiscal years 2018 and 2017, respectively, and $0.8 million for fiscal year 2016.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2018, 2017 and 2016.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2018, 2017 and 2016.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2018, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes was approximately $18.8 million as of August 31, 2018, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $19.6 million. During the fiscal years ended August 31, 2018, 2017 and 2016, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2018 and 2017.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party warehouses are capitalized in the cost of inventory and subsequently included in cost of sales when recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $17.7 million, $16.4 million and $16.1 million for fiscal years 2018, 2017 and 2016, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $22.3 million, $20.5 million and $22.3 million for fiscal years 2018, 2017 and 2016, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $7.0 million, $8.4 million and $7.7 million in fiscal years 2018, 2017 and 2016, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”) which became effective beginning January 1, 2018, the U.S. has transitioned from a worldwide tax system to a modified territorial tax system, under which corporations are primarily taxed on income earned within the country’s borders, rather than on a worldwide basis. The Company is still required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Due to the passage of the Tax Act, the Company began reevaluating the indefinite reinvestment assertion for its foreign subsidiaries. In May 2018, the Company completed this reevaluation and changed its indefinite reinvestment assertion for certain of its foreign subsidiaries. As a result, the Company no longer considers unremitted earnings of any of its foreign subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, see Note 12 — Income Taxes, included in this report.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.1 million, $0.4 million and $2.4 million of net gains in foreign currency transactions in fiscal years 2018, 2017 and 2016, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2018, the Company had a notional amount of $23.1 million outstanding in foreign currency forward contracts, which matured in September 2018. Unrealized net gains related to foreign currency forward contracts were not significant at August 31, 2018, while unrealized net losses were $0.6 million at August 31, 2017.  Realized net losses related to foreign currency forward contracts were not significant for the fiscal year ended August 31, 2018, while realized net losses were $0.5 million for the fiscal year ended August 31, 2017. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

Diluted EPS is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of various types of stock-based equity awards granted under the Company’s prior and current equity incentive plans.

Stock-based Compensation

The Company accounts for stock-based equity awards exchanged for employee and non-employee director services in accordance with the authoritative guidance for share-based payments. Stock-based equity awards are measured at the grant date, based on the estimated fair value of the award, and are recognized as stock-based compensation expense on a straight-line basis over the requisite service period of the entire award, net of the impacts of award forfeitures as they occur. The requisite service period is generally the maximum vesting period of the award. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.

The fair value of stock options is determined using a Black-Scholes option pricing model. The fair values of restricted stock unit awards and deferred performance unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the deferred performance unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. The Company records any excess tax benefits or deficiencies from settlements of its stock-based equity awards within the provision for income taxes on the Company’s consolidated statements of operations in the reporting periods in which the settlement of the equity awards occur.

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

Recently Adopted Accounting Standards

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”.  SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective for the Company on January 1, 2018. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on the Company’s consolidated financial statements and related disclosures, see Note 12 — Income Taxes, included in this report.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including those related to the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, minimum statutory withholding requirements and classification of certain items on the statement of cash flows. Certain of these changes are required to be applied retrospectively while other changes are required to be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption was permitted. The Company did not adopt this updated guidance early and therefore this guidance became effective for the Company during the first quarter of its fiscal year 2018. The impacts of the adoption by the Company of ASU No. 2016-09 in fiscal year 2018 were as follows:

•

The Company recorded excess tax benefits of $0.7 million within the provision for income taxes for fiscal year 2018 from settlements of stock-based equity awards. Prior to the adoption of this new guidance, these amounts would have been recorded as an increase to additional paid-in capital.

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
•

The Company elected to apply the presentation requirements for the statement of cash flows related to excess tax benefits from settlements of stock-based equity awards retrospectively for all periods presented which resulted in an increase of $1.5 million and $2.1 million, respectively, to both net cash provided by operating activities and net cash used in financing activities for fiscal years 2017 and 2016, respectively.

•

The Company’s presentation in the statement of cash flows of employee taxes paid upon settlement of certain stock-based equity awards via shares withheld by the Company for tax-withholding purposes also changed as a result of the adoption of this new guidance since the Company previously reported such activity as an operating activity rather than a financing activity. As required, the Company applied this change in presentation for the statement of cash flows retrospectively for all periods presented which resulted in an increase of $1.7 million and $2.6 million, respectively, to both net cash provided by operating activities and net cash used in financing activities for fiscal years 2017 and 2016, respectively.

•

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the fiscal year ended August 31, 2018. The resulting increase in the Company’s diluted weighted average common shares outstanding was not material.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this updated guidance simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC 718 “Stock  Compensation” to include share-based payment transactions for acquiring goods and services from nonemployees. Additionally, the amendments clarify that any share-based payment awards issued to customers should be evaluated under ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2019. The Company will adopt this new guidance following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, the Company will recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance will apply only for periods presented that are after the date of adoption and will not affect comparative periods The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires an entity to recognize revenue for product sales at the point in time in which control of goods transfers to the Company’s customers which, as defined, could be different than the point in time in which revenue had been recognized by the Company under existing U.S. GAAP, which was based on when title and the risks and rewards of ownership were transferred to the customer. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The Company will adopt this new guidance following the modified retrospective approach on September 1, 2018. Management performed a detailed review of the Company’s customer contracts which was focused principally on, but not limited to, identifying the point in time at which the control of goods transfers to customers. Management has also completed both its qualitative and quantitative analysis of this new guidance. Although the Company does not expect a significant impact on consolidated net sales for the Company as a result of this new guidance, management expects a slight change in the timing for recognizing revenue for certain of its customers. In addition, the Company has finalized all of the necessary updates to its accounting policies, internal controls, processes and information systems regarding revenue recognition, and it is also in the process of drafting new disclosures as required under the new guidance.

Note 3.  Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Product held at third-party contract manufacturers	$2,841	$3,021
Raw materials and components	3,692	3,021
Work-in-process	448	215
Finished goods	29,555	29,083
Total	$36,536	$35,340

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Machinery, equipment and vehicles	$17,848	$17,491
Buildings and improvements	17,100	16,953
Computer and office equipment	5,046	4,552
Software	9,481	7,947
Furniture and fixtures	1,820	1,608
Capital in progress	8,042	861
Land	3,453	3,453
Subtotal	62,790	52,865
Less: accumulated depreciation and amortization	(26,433)	(23,426)
Total	$36,357	$29,439

At August 31, 2018, capital in progress on the balance sheet included £5.6 million Pound Sterling ($7.3 million in U.S. Dollars as converted at exchange rates as of August 31, 2018) associated with capital costs related to the purchase of the Company’s new office building and related land in Milton Keynes, England, which will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company expects to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. For further information, see the Liquidity and Capital Resources section in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$85,452	$8,987	$1,210	$95,649
Translation adjustments	(4)	(48)	-	(52)
Balance as of August 31, 2017	85,448	8,939	1,210	95,597
Translation adjustments	1	23	-	24
Balance as of August 31, 2018	$85,449	$8,962	$1,210	$95,621

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

	August 31,	August 31,
	2018	2017
Gross carrying amount	$36,122	$35,891
Accumulated amortization	(22,609)	(19,647)
Net carrying amount	$13,513	$16,244

There has been no impairment charge for the period ended August 31, 2018 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2016	$14,913	$4,278	$-	$19,191
Amortization expense	(2,207)	(672)	-	(2,879)
Translation adjustments	-	(68)	-	(68)
Balance as of August 31, 2017	12,706	3,538	-	16,244
Amortization expense	(2,237)	(714)	-	(2,951)
EZ REACH trade name	175	-	-	175
Translation adjustments	-	45	-	45
Balance as of August 31, 2018	$10,644	$2,869	$-	$13,513

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Fiscal year 2019	$2,455	$260
Fiscal year 2020	2,055	166
Fiscal year 2021	1,266	166
Fiscal year 2022	1,266	166
Fiscal year 2023	1,020	-
Thereafter	4,693	-
Total	$12,755	$758

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Accrued advertising and sales promotion expenses	$11,972	$10,889
Accrued professional services fees	1,712	1,456
Accrued sales taxes and other taxes	1,642	1,701
Accrued liability forward contract (1)	6,893	-
Other	4,021	4,951
Total	$26,240	$18,997

(1)

This accrued liability relates to a foreign currency forward contract that the Company’s U.K. subsidiary entered into with Bank of America to sell U.S. Dollars and receive Pound Sterling.   This foreign currency forward contract matured on August 30, 2018, but the settlement of the currencies in the amount of $6.9 million did not occur until September 4, 2018.  As a result, as of August 31, 2018, the Company owed Bank of America $6.9 million which was recorded in accrued and other liabilities.   Bank of America also owed the Company $6.9 million equivalent in Pound Sterling and this was recorded in other current assets as of August 31, 2018.

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Accrued incentive compensation	$6,719	$6,554
Accrued payroll	3,792	3,338
Accrued profit sharing	2,561	2,257
Accrued payroll taxes	1,236	1,503
Other	515	570
Total	$14,823	$14,222

Note 7. Debt

As of August 31, 2018, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. The Series A Notes will bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually beginning on May 15, 2018. The Company used the proceeds to pay down $20.0 million of short-term borrowings under the Company’s existing $175.0 million unsecured Credit Agreement during fiscal year 2018. On February 23, 2018, this Note Agreement was amended (the “Note Amendment”) in connection with the purchase of the Company’s new office building and related land located in Milton Keynes, England, (the “Property”). The Note Amendment amends the Note Agreement to permit the Company to spend an aggregate amount not to exceed $15.0 million for the acquisition and improvement costs for the Property through the end of the Company’s fiscal year 2019. During the twelve months ended August 31, 2018, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020.  In addition, as allowed per the terms of the Credit Agreement, the Company and Bank of America entered into an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. This agreement was entered into during the second quarter of fiscal year 2016 and this agreement has been in effect since that time. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $2.8 million in net borrowings outstanding under the autoborrow agreement as of August 31, 2018.

During the first half of fiscal year 2018, the Company repaid $20.0 million in borrowings outstanding under the line of credit by utilizing the proceeds from the $20.0 million in Series A Notes issued in November 2017 and subsequently borrowed $10.0 million under the revolving credit facility during the remainder of fiscal year 2018. In addition, as a result of the “Tax Cuts and Jobs Act” (the “Tax Act”) which became effective beginning January 1, 2018, the Company began reevaluating its indefinite reinvestment assertion for its foreign subsidiaries. In May 2018, the Company completed this reevaluation and changed its indefinite reinvestment assertion for certain of its foreign subsidiaries. As a result, the Company no longer considers unremitted earnings of any of its foreign subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, see Note 12 — Income Taxes, included in this report. The Company repatriated a portion of its unremitted foreign earnings during the fourth quarter of fiscal year 2018 in the amount of $79.6 million from its U.K. subsidiary and used these funds towards repaying $80.0 million of outstanding draws on the line of credit.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2018, the Company had a balance of $64.0 million of outstanding draws on the line of credit, of which $44.0 million was classified as long-term based on management’s ability and intent to refinance with successive short-term borrowings for a period of at least twelve months.  The remaining $20.0 million of outstanding draws was classified as short-term as of August 31, 2018.

Short-term and long-term borrowings consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Short-term borrowings:
Revolving credit facility, short-term	$20,000	$20,000
Revolving credit facility, autoborrow feature	2,800	-
Series A Notes, current portion of long-term debt	800	-
Total short-term borrowings	23,600	20,000

Long-term borrowings:
Revolving credit facility	44,000	134,000
Series A Notes	18,800	-
Total long-term borrowings	62,800	134,000
Total	$86,400	$154,000

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

As of August 31, 2018 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plans

On June 21, 2016, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2016, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2018. The timing and amount of repurchases were based on terms and conditions that were acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2016 through August 31, 2018, the Company repurchased 465,879 shares at a total cost of $53.7 million under this $75.0 million plan. During fiscal year 2018, the Company repurchased 175,306 shares at an average price of $128.99 per share, for a total cost of $22.6 million

On June 19, 2018, the Company’s Board of Directors approved a new share buy-back plan.   Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net income	$65,215	$52,930	$52,628
Less: Net income allocated to participating securities	(423)	(323)	(334)
Net income available to common shareholders	$64,792	$52,607	$52,294

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Weighted-average common shares outstanding, basic	13,929	14,089	14,332
Weighted-average dilutive securities	33	34	47
Weighted-average common shares outstanding, diluted	13,962	14,123	14,379

There were no anti-dilutive stock-based equity awards outstanding for the fiscal years ended August 31, 2018 and 2017. For the fiscal year ended August 31, 2016, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 4,501 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.4 million for fiscal year 2018 and $1.2 million for each of the fiscal years 2017 and 2016, respectively. Accounts receivable from Tractor Supply were $0.5 million as of August 31, 2018 and were not significant as of August 31, 2017.

Note 11.  Commitments and Contingencies

Leases

The Company was committed under certain non-cancellable capital and operating leases at August 31, 2018. The Company's capital leases were not significant as of August 31, 2018. The Company’s leases provide for the following future fiscal year minimum payments (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Leases	$2,003	$1,517	$1,168	$694	$379	$1,198

Rent expense was $2.0 million, $2.1 million, and $1.9 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products.  The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms.  Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two to five months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2018, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Except as disclosed herein, there are no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

On or about July 31, 2018, claims for damages were asserted against the Company in an “Amended Statement of Claim” filed in a civil proceeding in Malaysia before the High Court of Malaya at Shah Alam in the State of Selangor Darul Ehsan, Civil Suit No. BA-22NCvC-531-09/2017 (the “Malay Litigation”).  The Malay Litigation was first filed in September 2017 by Sunway Winstar Sdn. Bhd. (“Sunway”) against a former employee of Sunway and the former employee’s new employer, Ekotrends Capital Sdn. Bdh (“Ekotrends”).  Sunway was a marketing distributor for the Company for the country of Malaysia from 2004 until 2017. Ekotrends is an affiliate of Bun Seng Hardware Sdn. Bdh. (“Bun Seng”), the Company’s current marketing distributor for Malaysia.  The Malay Litigation asserted that the former employee and Ekotrends misappropriated confidential information, including customer lists, associated with Sunway’s terminated relationship as the Company’s exclusive marketing distributor.  By order of the court following the Company’s motion to intervene in order to protect and assert its right to ownership of the customer lists and other confidential information associated with the Company’s business in Malaysia, Sunway filed its Amended Statement of Claim to add Bun Seng as a defendant and to assert new and separate claims against the Company alleging conspiracy with Ekotrends and Bun Seng to injure the business and reputation of Sunway.

The Company denies the allegations asserted by Sunway and will vigorously defend itself in the Malay Litigation.  The Company believes that an unfavorable outcome in the Malay Litigation is not probable, but that an award of damages is reasonably possible.  Due to uncertainty as to the theories for recovery of damages asserted by Sunway against the Company and as to results in proceedings under Malaysian law, the Company is unable to estimate the possible loss or range of loss.

On June 11, 2018, the United States Supreme Court denied a petition for a writ of certiorari filed by IQ Products Company on January 10, 2018.  IQ Products Company was seeking Supreme Court review of the September 13, 2017 decision of the Fifth Circuit Court of Appeals that affirmed a judgment entered in favor of the Company by the federal district court for the Southern District of Texas on August 25, 2016.  The judgment obligated IQ Products Company to pay to the Company the sum of approximately $1.5 million, including post-judgment interest from August 25, 2016.  The Company received this $1.5 million in July 2018 and recorded the amount as a reduction to its selling, general and administrative expenses in its consolidated financial statements in the fourth quarter of fiscal year 2018. For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” included in this report.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2018.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2018.

Note 12. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
United States	$42,634	$42,060	$41,128
Foreign (1)	32,544	32,562	31,661
Income before income taxes	$75,178	$74,622	$72,789

(1)	Included in these amounts are income before income taxes for the EMEA segment of $27.4 million, $28.1 million and $28.3 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Current:
Federal	$10,100	$10,813	$13,269
State	651	744	894
Foreign	6,750	7,465	7,593
Total current	17,501	19,022	21,756

Deferred:
United States	(7,496)	2,627	(1,100)
Foreign	(42)	43	(495)
Total deferred	(7,538)	2,670	(1,595)
Provision for income taxes	$9,963	$21,692	$20,161

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2018	2017
Deferred tax assets:
Accrued payroll and related expenses	$916	$1,252
Accounts receivable	303	644
Reserves and accruals	1,496	2,393
Stock-based compensation expense	2,321	3,213
Uniform capitalization	959	1,598
Tax credit carryforwards	2,790	2,309
Other	938	1,289
Total gross deferred tax assets	9,723	12,698
Valuation allowance	(2,505)	(2,328)
Total net deferred tax assets	7,218	10,370

Deferred tax liabilities:
Property and equipment, net	(1,305)	(2,109)
Amortization of tax goodwill and intangible assets	(16,108)	(26,036)
Investments in partnerships	(222)	(679)
Other	(122)	-
Total deferred tax liabilities	(17,757)	(28,824)
Net deferred tax liabilities	$(10,539)	$(18,454)

The Company had state net operating loss (“NOL”) carryforwards of $3.0 million and $2.6 million as of August 31, 2018 and 2017, respectively, which generated a net deferred tax asset of $0.2 million for each of the fiscal years 2018 and 2017. The state NOL carryforwards, if unused, will expire between fiscal year 2019 and 2038. The Company also had tax credit carryforwards of $2.8 million and $2.3 million as of August 31, 2018 and 2017, respectively, of which $2.5 million and $2.1 million, respectively, is attributable to U.K. tax credit carryforwards, which do not expire. Future utilization of the U.K. tax credit carryforwards and certain state NOL carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards and certain state NOL carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Amount computed at U.S. statutory federal tax rate	$19,298	$26,118	$25,476
State income taxes, net of federal tax benefits	453	327	397
Effect of foreign operations	(1,412)	(4,277)	(4,382)
Benefit from qualified domestic production deduction	(1,121)	(1,295)	(1,190)
Tax Cuts and Jobs Act:
Remeasurement of deferred income taxes	(6,762)	-	-
Toll tax, net of foreign tax credits	(282)	-	-
Benefit from Stock Compensation	(725)	-	-
Other	514	819	(140)
Provision for income taxes	$9,963	$21,692	$20,161

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarifies the accounting for income taxes under ASC 740 if information is not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provides for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must be completed. During the measurement period, (i) income tax effects of the Tax Act must be reported if the accounting has been completed; (ii) provisional amounts must be reported for income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined; and (iii) provisional amounts are not required to be reported for income tax effects of the Tax Act for which a reasonable estimate cannot be determined. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. These estimates include the remeasurement of the deferred income tax balance on the Company’s consolidated balance sheets due to the reduction in the corporate federal statutory tax rate from 35% to 21%, as well as the application of a mandatory one-time “toll tax” on unremitted foreign earnings.

The combined impact of the remeasurement of deferred income taxes and the measurement of the toll tax, both of which were recorded as provisional amounts and discrete items, resulted in a net favorable impact of $7.1 million to the Company’s provision for income taxes for the fiscal year ended August 31, 2018. The initial remeasurement of the Company’s net deferred income tax liability was recorded during the second quarter of fiscal year 2018 and resulted in a reduction of the net liability of $6.9 million. This provisional benefit was decreased by $0.1 million during the fourth quarter of fiscal year 2018 to reflect year-end deferred balances remeasured at the new applicable statutory tax rates, which resulted in a total provisional benefit of $6.8 million for fiscal year 2018. The Company’s initial provisional estimate of the deemed toll tax, net of foreign tax credits, was recorded as a charge to the provision for income taxes of $6.8 million during the second quarter of fiscal year 2018. As part of its year-end procedures, the Company completed additional analysis that significantly revised management’s estimate of this provisional amount. As a result of this analysis, the Company recorded a $7.1 million tax benefit during the fourth quarter of fiscal year 2018 to reflect a total provisional benefit related to the toll tax of $0.3 million for fiscal year 2018. This provisional benefit reflects the Company’s revised analysis, which estimates that foreign tax credits associated with the toll tax are expected to exceed amounts payable under the toll tax. These provisional tax benefits may be reduced or eliminated by future legislation. If such legislation is enacted, the Company will record the impact of the legislation in the quarter of enactment.

The determination of the impact of the income tax effects of the items reflected as provisional amounts may change, possibly materially, following additional review of historical records, refinement of calculations, modifications of assumptions, or future legislation, as well as further interpretation of the Tax Act based on U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities. The Company will report revised provisional amounts in accordance with SAB 118 when additional information and guidance has become available.

As a result of the Tax Act, the Company has been reevaluating its indefinite reinvestment assertion for its foreign subsidiaries. In May 2018, the Company completed this reevaluation and decided to change its assertion for its U.K., China and Australia subsidiaries such that unremitted earnings for these subsidiaries are no longer considered to be indefinitely reinvested. The Company did not change its assertion for its Canada or Malaysia subsidiaries as a result of its reevaluation and neither previously had an assertion of indefinite reinvestment of unremitted earnings. As a result, the Company no longer considers unremitted foreign earnings of any of its subsidiaries to be indefinitely reinvested. The Company repatriated a portion of its unremitted foreign earnings during the fourth quarter of fiscal year 2018 in the amount of $79.6 million from its U.K. subsidiary and used these funds towards repaying $80.0 million of outstanding draws on its line of credit.  The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements.

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

The provision for income taxes was 13.3% and 29.1% of income before income taxes for the fiscal years ended August 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impacts of the reduced tax rate resulting from the Tax Act, which became effective during the second quarter of the Company’s fiscal year.  Since the Company has a fiscal year which ends on August 31st, the Company is subject to a “blended” corporate federal statutory rate in its fiscal year 2018 which is calculated based on the applicable tax rates before and after passage of the Tax Act and the number of days in the fiscal year.  As a result of this calculation, the Company’s blended federal statutory tax rate for fiscal year 2018 is 25.7% which is more than 9 percentage points lower than the statutory rate of 35% in the prior fiscal year. The Company also recorded two discrete items related to the Tax Act during fiscal year 2018, the $6.8 million provisional remeasurement of the Company’s net deferred tax liability and the $0.3 million provisional benefit related to the toll tax, both of which lowered the Company’s effective income tax rate from period to period. The decrease in the effective income tax rate from period to period was also driven in part by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, in the first quarter of the Company’s fiscal year 2018 which resulted in excess tax benefits from settlements of stock-based equity awards of $0.7 million being recognized in the provision for income taxes, whereas such benefits were recognized as an increase to additional paid-in capital in prior periods. In addition, the effective income tax rate for the fiscal year ended August 31, 2017 was higher due to the unfavorable impact of a non-recurring immaterial out-of-period correction that the Company recorded in the second quarter of fiscal year 2017 associated with the tax impacts from certain unrealized foreign currency exchange losses.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2018	2017
Unrecognized tax benefits - beginning of fiscal year	$981	$1,239
Net increases (decreases) - prior period tax positions	62	(68)
Net increases - current period tax positions	263	228
Expirations of statute of limitations for assessment	(197)	(382)
Settlements	(71)	(36)
Unrecognized tax benefits - end of fiscal year	$1,038	$981

Gross unrecognized tax benefits totaled $1.0 million for each of the fiscal years ended August 31, 2018 and 2017, of which $0.9 million and $0.6 million, respectively, would affect the Company’s effective income tax rate if recognized. There were no material interest or penalties included in income tax expense for the fiscal years ended August 31, 2018 and 2017. The total balance of accrued interest and penalties related to uncertain tax positions was also immaterial at August 31, 2018 and 2017.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2016 are not subject to examination by the U.S. Internal Revenue Service.  Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2014 are no longer subject to examination. The Company has estimated that up to $0.2 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 13. Stock-based Compensation

As of August 31, 2018, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Company’s shareholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2018, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”) and deferred performance units (“DPUs”) under the 2016 Plan. Additionally, as of August 31, 2018, there were still outstanding RSUs, MSUs and DPUs which had been granted under the Company’s prior equity incentive plan. The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2018, 786,364 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.

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

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $4.2 million, $4.1 million and $3.7 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.1 million, $1.4 million and $1.2 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. As of August 31, 2018, the total unamortized compensation cost related to non-vested stock-based equity awards was $0.6 million and $1.7 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.6 and 1.8 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2018.

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

A summary of the Company’s stock option award activity is as follows (in thousands, except share and per share amounts and contractual term in years data):

Weighted-Average
Remaining
		Weighted-Average	Contractual Term
	Number of	Exercise Price	Per Share	Aggregate
Stock Options	Shares	Per Share	(in years)	Intrinsic Value
Outstanding at August 31, 2017	5,960	$36.03
Granted	-	$-
Exercised	(5,960)	$36.03
Forfeited or expired	-	$-
Outstanding at August 31, 2018	-	$-	-	$-
Exercisable at August 31, 2018	-	$-	-	$-

The total intrinsic value of stock options exercised was $0.5 million, $1.6 million and $2.5 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The income tax benefits from stock options exercised totaled $0.1 million, $0.4 million and $0.7 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2017	116,770	$63.61
Granted	24,114	$111.71
Converted to common shares	(24,471)	$76.58
Forfeited	(1,105)	$104.24
Outstanding at August 31, 2018	115,308	$70.52	$20,461
Vested at August 31, 2018	87,309	$59.22	$15,493

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2018, 2017 and 2016 was $111.71, $109.23 and $95.89, respectively. The total intrinsic value of all RSUs converted to common shares was $2.8 million, $3.6 million and $2.8 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The income tax benefits from RSUs converted to common shares totaled $0.7 million, $1.3 million and $1.0 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

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

	Fiscal Year Ended August 31,
	2018	2017	2016
Expected volatility	20.4%	21.1%	22.2%
Risk-free interest rate	1.6%	1.0%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.89-year periods for MSUs granted during each of the fiscal years ended August 31, 2018, 2017 and 2016, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2017	44,919	$94.95
Granted	15,729	$101.93
Performance factor adjustments	12,194	$76.04
Converted to common shares	(27,589)	$74.30
Forfeited	(3,045)	$91.87
Outstanding at August 31, 2018 (1)	42,208	$105.81	$7,490

(1)

This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2018, 2017 and 2016 was $101.93, $90.91 and $120.99,  respectively. The total intrinsic value of all MSUs converted to common shares was $3.0 million, 2.8 million and $3.7 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The income tax benefits from MSUs converted to common shares totaled $0.8 million, $0.9 million and $1.2 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

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

A summary of the Company’s deferred performance unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Deferred Performance Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2017	30,876	$107.66
Granted	26,906	$110.65
Performance factor adjustments	(25,882)	$110.19
Converted to common shares	(192)	$94.54
Forfeited	(940)	$110.65
Outstanding at August 31, 2018	30,768	$108.14	$5,460
Vested at August 31, 2018	4,802	$94.54	$852

The weighted-average grant date fair value of all DPUs granted during the fiscal years ended August 31, 2018, 2017 and 2016 was $110.65,  $110.19 and $94.54, respectively. The total intrinsic value of all DPUs converted to common shares was not significant for each of the fiscal years ended August 31, 2018 and 2017, and no DPUs were converted to common shares during the fiscal year ended August 31, 2016.

The income tax benefits from DPUs converted to common shares were not significant for each of the fiscal years ended August 31, 2018 and 2017.

Note 14. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.3 million for each of the fiscal years 2018 and 2017, respectively, and $3.2 million for fiscal years 2016.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.6 million, $1.4 million and $1.5 million for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Note 15.  Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized on the basis of geographical area into the following three segments: the Americas; EMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the operating segments and are reported separate from the Company’s identified segments. The corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs. Also included in corporate overhead costs for fiscal year 2018 are corporate funded advertising and sales promotion expenses focused on increasing the Company’s digital presence and building brand awareness.

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2018
Net sales	$192,878	$150,878	$64,762	$-	$408,518
Income from operations	$48,954	$36,241	$19,098	$(25,689)	$78,604
Depreciation and
amortization expense	$4,142	$2,561	$313	$784	$7,800
Interest income	$13	$320	$121	$-	$454
Interest expense	$4,209	$-	$10	$-	$4,219

Fiscal Year Ended August 31, 2017
Net sales	$184,929	$136,771	$58,806	$-	$380,506
Income from operations	$48,303	$35,389	$16,765	$(24,548)	$75,909
Depreciation and
amortization expense	$4,270	$2,090	$254	$155	$6,769
Interest income	$8	$389	$111	$-	$508
Interest expense	$2,570	$-	$12	$-	$2,582

Fiscal Year Ended August 31, 2016
Net sales	$191,397	$135,235	$54,038	$-	$380,670
Income from operations	$48,404	$31,702	$15,162	$(23,920)	$71,348
Depreciation and
amortization expense	$4,071	$2,084	$280	$30	$6,465
Interest income	$5	$485	$193	$-	$683
Interest expense	$1,689	$-	$14	$-	$1,703

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Maintenance products	$372,391	$342,295	$339,974
Homecare and cleaning products	36,127	38,211	40,696
Total	$408,518	$380,506	$380,670

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net Sales by Geography:
United States	$154,986	$150,086	$158,139
International	253,532	230,420	222,531
Total	$408,518	$380,506	$380,670

Long-lived Assets by Geography (2) :
United States	$21,986	$23,346	$6,419
International	14,371	6,093	5,126
Total	$36,357	$29,439	$11,545

 (2) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 16.  Subsequent Events

On October 9, 2018, the Company’s Board of Directors declared a cash dividend of $0.54 per share payable on October 31, 2018 to shareholders of record on October 19, 2018.