Form 10-Q
period 2018-11-30
WD 40 CO
filed 2019-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2019 was 13,824,339.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$31,574	$48,866
Short-term investments	216	219
Trade accounts receivable, less allowance for doubtful
accounts of $282 and $340 at November 30, 2018
and August 31, 2018, respectively	69,850	69,025
Inventories	39,339	36,536
Other current assets	5,253	13,337
Total current assets	146,232	167,983
Property and equipment, net	36,412	36,357
Goodwill	95,547	95,621
Other intangible assets, net	12,735	13,513
Deferred tax assets, net	508	511
Other assets	3,066	3,074
Total assets	$294,500	$317,059

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,730	$19,115
Accrued liabilities	17,382	26,240
Accrued payroll and related expenses	11,443	14,823
Short-term borrowings	16,662	23,600
Income taxes payable	1,670	2,125
Total current liabilities	66,887	85,903
Long-term borrowings	62,400	62,800
Deferred tax liabilities, net	11,447	11,050
Other long-term liabilities	1,798	1,817
Total liabilities	142,532	161,570

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,753,836 and 19,729,774 shares issued at November 30, 2018 and
August 31, 2018, respectively; and 13,833,291 and 13,850,413 shares
outstanding at November 30, 2018 and August 31, 2018, respectively	20	20
Additional paid-in capital	153,009	153,469
Retained earnings	356,699	351,266
Accumulated other comprehensive loss	(29,267)	(27,636)
Common stock held in treasury, at cost ― 5,920,545 and 5,879,361
shares at November 30, 2018 and August 31, 2018, respectively	(328,493)	(321,630)
Total shareholders' equity	151,968	155,489
Total liabilities and shareholders' equity	$294,500	$317,059

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2018	2017

Net sales	$101,282	$97,597
Cost of products sold	45,451	43,400
Gross profit	55,831	54,197

Operating expenses:
Selling, general and administrative	32,731	31,217
Advertising and sales promotion	5,966	5,115
Amortization of definite-lived intangible assets	733	729
Total operating expenses	39,430	37,061

Income from operations	16,401	17,136

Other income (expense):
Interest income	51	133
Interest expense	(710)	(841)
Other income	376	128
Income before income taxes	16,118	16,556
Provision for income taxes	2,839	3,926
Net income	$13,279	$12,630

Earnings per common share:
Basic	$0.95	$0.90
Diluted	$0.95	$0.90

Shares used in per share calculations:
Basic	13,846	13,976
Diluted	13,882	14,011

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2018	2017

Net income	$13,279	$12,630
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,631)	3,827
Total comprehensive income	$11,648	$16,457

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	24,062	-	(2,425)					(2,425)
Stock-based compensation			1,965					1,965
Cash dividends ($0.54 per share)				(7,522)				(7,522)
Acquisition of treasury stock						41,184	(6,863)	(6,863)
Foreign currency translation adjustment					(1,631)			(1,631)
Cumulative effect of change in accounting principle				(324)				(324)
Net income				13,279				13,279
Balance at November 30, 2018	19,753,836	$20	$153,009	$356,699	$(29,267)	5,920,545	$(328,493)	$151,968

Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	32,279		(1,548)					(1,548)
Stock-based compensation			1,777					1,777
Cash dividends ($0.49 per share)				(6,888)				(6,888)
Acquisition of treasury stock						35,250	(3,893)	(3,893)
Foreign currency translation adjustment					3,827			3,827
Cumulative effect of change in accounting principle			189	(128)				61
Net income				12,630				12,630
Balance at November 30, 2017	19,720,517	$20	$151,110	$321,378	$(24,248)	5,739,305	$(302,907)	$145,353

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2018	2017
Operating activities:
Net income	$13,279	$12,630
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,925	1,917
Net gains on sales and disposals of property and equipment	(3)	(45)
Deferred income taxes	569	261
Stock-based compensation	1,965	1,777
Unrealized foreign currency exchange losses	210	150
Provision for bad debts	10	(21)
Changes in assets and liabilities:
Trade accounts receivable	(2,302)	217
Inventories	(2,851)	(1,459)
Other assets	8,037	3,219
Accounts payable and accrued liabilities	(8,089)	(3,994)
Accrued payroll and related expenses	(3,310)	(1,500)
Other long-term liabilities and income taxes payable	(431)	(573)
Net cash provided by operating activities	9,009	12,579

Investing activities:
Purchases of property and equipment	(1,292)	(1,009)
Proceeds from sales of property and equipment	58	116
Purchase of intangible assets	-	(175)
Purchases of short-term investments	-	(103)
Net cash used in investing activities	(1,234)	(1,171)

Financing activities:
Treasury stock purchases	(6,863)	(3,893)
Dividends paid	(7,522)	(6,888)
Proceeds from issuance of common stock	-	215
Proceeds from issuance of long-term senior notes	-	20,000
Repayments of long-term senior notes	(400)	-
Net repayments of revolving credit facility	(6,938)	(10,000)
Shares withheld to cover taxes upon conversions of equity awards	(2,425)	(1,763)
Net cash used in financing activities	(24,148)	(2,329)
Effect of exchange rate changes on cash and cash equivalents	(919)	771
Net (decrease) increase in cash and cash equivalents	(17,292)	9,850
Cash and cash equivalents at beginning of period	48,866	37,082
Cash and cash equivalents at end of period	$31,574	$46,932

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

Note 2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2018 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22,  2018.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets.  At November 30, 2018, the Company had a notional amount of $24.9 million outstanding in foreign currency forward contracts, which matured in December 2018. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2018 and 2017. Realized net gains and losses related to foreign currency forward contracts were not significant for three months ended November 30, 2018, while realized net gains were $0.3 million for three months ended November 30, 2017. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2018, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes was approximately $18.0 million as of November 30, 2018, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $19.2 million. During the three months ended November 30, 2018, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires additional disclosures to enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition from contracts with customers. On September 1, 2018, the Company adopted ASC 606 on a modified retrospective basis and the Company recognized a reduction of $0.3 million to opening retained earnings as the cumulative effect of adopting the new revenue standard. This adjustment did not have a material impact on the Company’s consolidated financial statements.  See Note 10 – Revenue Recognition for additional information and incremental disclosures related to the adoption of this standard.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and includes expanded disclosure requirements for such costs. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and the guidance may be applied either retrospectively or prospectively. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures. The Company plans to early adopt this new guidance on a prospective basis during fiscal year 2019.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to optionally allow entities to reclassify stranded tax effects, resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. Since the amendments within this guidance only relate to the reclassification of the income tax effects associated with the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures, as such stranded tax effects are immaterial. The Company plans to early adopt this guidance during fiscal year 2019 and will  reclassify these stranded tax effects from accumulated other comprehensive income to retained earnings on March 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2019. The Company will adopt this new guidance following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, the Company will recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance will apply only for periods presented that are after the date of adoption and will not affect comparative periods. Management is in the process of a detailed review of the Company’s lease contracts. This review is focused principally on, but not limited to, developing a complete inventory of the Company’s lease contacts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company is in the process of reviewing current accounting policies, business processes, systems and controls in order to determine updates that will be needed in support of adopting this new standard.  Management expects the adoption of this guidance will have a material impact on the Company's consolidated balance sheets and related disclosures, although it has not yet quantified the impact. Management is currently assessing whether the adoption of this guidance will have a material impact on the consolidated statements of operations and cash flows.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Product held at third-party contract manufacturers	$2,877	$2,841
Raw materials and components	4,381	3,692
Work-in-process	496	448
Finished goods	31,585	29,555
Total	$39,339	$36,536

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Machinery, equipment and vehicles	$17,902	$17,848
Buildings and improvements	17,038	17,100
Computer and office equipment	5,108	5,046
Software	9,674	9,481
Furniture and fixtures	1,777	1,820
Capital in progress	8,731	8,042
Land	3,451	3,453
Subtotal	63,681	62,790
Less: accumulated depreciation and amortization	(27,269)	(26,433)
Total	$36,412	$36,357

At November 30, 2018, capital in progress on the balance sheet included £5.7 million Pound Sterling ($7.3 million in U.S. Dollars as converted at exchange rates as of November 30, 2018) associated with capital costs related to the purchase of the Company’s new office building and related land in Milton Keynes, England, which will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company expects to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. For further information, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$85,449	$8,962	$1,210	$95,621
Translation adjustments	(8)	(66)	-	(74)
Balance as of November 30, 2018	$85,441	$8,896	$1,210	$95,547

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

	November 30,	August 31,
	2018	2018
Gross carrying amount	$35,964	$36,122
Accumulated amortization	(23,229)	(22,609)
Net carrying amount	$12,735	$13,513

There has been no impairment charge for the three months ended November 30, 2018 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2018 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$10,644	$2,869	$-	$13,513
Amortization expense	(561)	(172)	-	(733)
Translation adjustments		(45)	-	(45)
Balance as of November 30, 2018	$10,083	$2,652	$-	$12,735

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2019	$1,840	$138
Fiscal year 2020	2,052	163
Fiscal year 2021	1,262	163
Fiscal year 2022	1,262	163
Fiscal year 2023	1,016	-
Thereafter	4,676	-
Total	$12,108	$627

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6.  Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Accrued advertising and sales promotion expenses	$10,474	$11,972
Accrued professional services fees	1,363	1,712
Accrued sales taxes and other taxes	904	1,642
Accrued liability forward contract (1)	-	6,893
Other	4,641	4,021
Total	$17,382	$26,240

(1)

This accrued liability as of August 31, 2018 relates to a foreign currency forward contract that the Company’s U.K. subsidiary entered into with Bank of America to sell U.S. Dollars and receive Pound Sterling. This foreign currency forward contract matured on August 30, 2018, but the settlement of the currencies in the amount of $6.9 million did not occur until September 4, 2018. As a result, as of August 31, 2018, the Company owed Bank of America $6.9 million which was recorded in accrued and other liabilities. Bank of America also owed the Company $6.9 million equivalent in Pound Sterling and this was recorded in other current assets as of August 31, 2018.

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Accrued incentive compensation	$2,219	$6,719
Accrued payroll	3,517	3,792
Accrued profit sharing	3,373	2,561
Accrued payroll taxes	1,732	1,236
Other	602	515
Total	$11,443	$14,823

Note 7.  Debt

As of November 30, 2018, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually beginning on May 15, 2018. During the three months ended November 30, 2018, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended six times, most recently on February 23, 2018. Per the terms of the amended agreement, the revolving commitment may not exceed $175.0 million and the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from November 16, 2015 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. This revolving credit facility matures on May 13, 2020.  In addition, as allowed per the terms of the Credit Agreement, the Company and Bank of America entered into an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. This autoborrow agreement was entered into during the second quarter of fiscal year 2016 and this agreement has been in effect since that time. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $15.9 million in net borrowings outstanding under the autoborrow agreement as of November 30, 2018.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the three months ended November 30, 2018, the Company had no new borrowings under the revolving credit facility and repaid $20.0 million in short-term borrowings outstanding under the line of credit during the first quarter of fiscal year 2019. As of November 30, 2018, the Company had a balance of $44.0 million of outstanding draws on the line of credit, which was classified as long-term based on management’s ability and intent to refinance with successive short-term borrowings for a period of at least twelve months.

Short-term and long-term borrowings consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Short-term borrowings:
Revolving credit facility, short-term	$-	$20,000
Revolving credit facility, autoborrow feature	15,862	2,800
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	16,662	23,600

Long-term borrowings:
Revolving credit facility	44,000	44,000
Series A Notes	18,400	18,800
Total long-term borrowings	62,400	62,800
Total	$79,062	$86,400

Both the Note Agreement and the Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, repurchase shares of the Company’s capital stock and enter into certain merger or consolidation transactions. Each agreement also includes a most favored lender provision which requires that any time any other lender has the benefit of one or more financial or operational covenants that is different than, or similar to, but more restrictive than those contained in its own agreement, those covenants shall be immediately and automatically incorporated by reference to the other lender’s agreement.

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

•

The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2018 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8.  Share Repurchase Plan

On June 19,  2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through November 30, 2018, the Company repurchased 41,184 shares at an average price of $166.60 per share, for a total cost of $6.9 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2018	2017
Net income	$13,279	$12,630
Less: Net income allocated to
participating securities	(87)	(82)
Net income available to common shareholders	$13,192	$12,548

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2018	2017
Weighted-average common
shares outstanding, basic	13,846	13,976
Weighted-average dilutive securities	36	35
Weighted-average common
shares outstanding, diluted	13,882	14,011

For the three months ended November 30, 2018, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 4,328 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended November 30, 2017, there were no anti-dilutive stock-based equity awards outstanding.

Note 10.  Revenue Recognition

On September 1, 2018, the Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening retained earnings. As a result, the Company recognized a reduction of $0.3 million to opening retained earnings as the cumulative effect of adopting this new revenue standard. This adjustment did not have a material impact on the Company’s consolidated financial statements. Results for reporting periods beginning after September 1, 2018 are presented under ASC 606, while prior period amounts are presented under the accounting standards in effect for those respective periods.

As a result of the adoption of ASC 606 and management’s consideration of the factors in the five-step approach, the timing for recognizing revenue has been delayed for certain customers and accelerated for others, particularly for customers in the Company’s Americas segment. Under ASC 606, the timing of revenue recognition is determined when control transfers to our customers, while under the prior revenue recognition guidance, timing of revenue was focused more on the transfer of the risks and rewards. Under the prior revenue recognition guidance, the Company effectively retained the risk of loss until the goods reached the customer as if those customers had designated shipping terms. Under ASC 606, transfer of risks and rewards is just one indicator of whether control has transferred and management determined that revenue, after considering all indicators, is recognized for those customers when goods are shipped or picked up from the Company’s warehouses. The Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance, and management concluded that any differences in financial statement line items are inconsequential to the Company’s consolidated financial statements for the three months ended November 30, 2018.

The following paragraphs detail the Company’s revenue recognition policies and provide additional information used in its determination of net sales and contract balances under ASC 606.

Revenue Recognition

The Company generates revenue from sales of its products to customers in its Americas, EMEA and Asia-Pacific segments.   Product sales for the Company include maintenance products and homecare and cleaning products. The Company recognizes revenue related to the sale of these products when it satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

Contracts with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, sales incentives, warranty and supply, but do not require mandatory purchase commitments. In the absence of a specific sales agreement with a customer, the Company’s standard terms and conditions at the time of acceptance of purchase orders apply to the sales transaction. The Company’s standard terms and conditions are either included in a standalone document or on the Company’s price lists or both, and these standard terms and conditions are provided to the customer prior to the sales transaction. The Company considers the customer purchase orders, governed by specific sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company considers each transaction to sell products as separate and distinct, with no additional promises made, and as a result, all of the Company's sales are single performance obligation arrangements for which the transaction price is equivalent to the stated price of the product, net of any variable consideration for items such as sales returns, discounts, rebates and other sales incentives. The Company recognizes sales at a point in time upon transferring control of its product to the customer. This typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract.

Taxes imposed by governmental authorities on the Company's revenue, such as sales taxes and value added taxes, are excluded from net sales. Sales commissions are paid to certain third-parties based upon specific sales levels achieved during a defined time period. Since the Company’s contracts related to these sales commissions do not exceed one year, the Company has elected as a practical expedient to expense these payments as incurred. The Company also elected the practical expedient related to shipping and handling fees which allows the Company to account for freight costs as fulfillment activities instead of assessing such activities as performance obligations. The Company’s freight costs are sometimes paid by the customer, while other times, the freight costs are included in the sales price. The Company does not account for freight costs as a separate performance obligation, but rather as an activity performed to transfer the products to its customers.

Variable Consideration - Sales Incentives

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the most likely outcome method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities,  the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. The Company reviews its assumptions and adjusts the sales incentive allowances accordingly on a quarterly basis.

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of November 30, 2018, the Company had a $8.4 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $4.3 million in rebates as a reduction to sales during the first quarter of fiscal year 2019.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. As of November 30, 2018, the Company had a $0.2 million balance in coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $0.1 million in coupons as a reduction to sales during the first quarter of fiscal year 2019.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of November 30, 2018, the Company had a $0.4 million balance in the allowance for cash discounts and recorded approximately $1.0 million in cash discounts as a reduction to sales during the first quarter of fiscal year 2019.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns was $0.4 million at November 30, 2018, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was $0.1 million at November 30, 2018. In prior periods, the Company recognized a provision for estimated sales returns on a net basis, and as allowed under the modified retrospective approach, the comparative prior period information has not been restated for this change.

Disaggregation of Revenue

The Company's revenue is presented on a disaggregated basis in Note 14 – Business Segments and Foreign Operations included in this report. The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. The Chief Operating Decision Maker assesses and measures revenue based on geographic area and product groups.

Contract Balances

Contract liabilities consisted of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.1 million and $2.0 million as of September 1, 2018 and November 30, 2018, respectively. All of the $1.1 million that was included in contract liabilities as of September 1, 2018 was recognized to revenue during the three months ended November 30, 2018. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of September 1, 2018 and November 30, 2018.

Note 11.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.4 million and $0.3 million for the three months ended November 30, 2018 and 2017, respectively. Accounts receivable from Tractor Supply were $0.5 million at both November 30, 2018 and August 31, 2018.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2018,  no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Except as disclosed herein, there are no unasserted claims or pending proceedings for claims against the Company that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

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

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22, 2018.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2018.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2018.

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

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must have been completed. During the measurement period, (i) income tax effects of the Tax Act must have been reported if the accounting was completed; (ii) provisional amounts must have been reported for income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined; and (iii) provisional amounts were not required to be reported for income tax effects of the Tax Act for which a reasonable estimate could not be determined. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. During the first quarter of fiscal year 2019, the Company did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

On November 28, 2018 the U.S. Treasury released proposed regulations that specifically address, and are inconsistent with, the Company’s position regarding the interpretation and application of the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. These newly proposed regulations are subject to the regulatory review process prior to finalization and do not take precedence over enacted law. As such, the Company’s position regarding its interpretation and application of the toll tax has not changed.

Management has assessed the fiscal year 2019 impacts of the Tax Act and has determined that the Company will lose the benefit from the Domestic Production Activities Deduction. However, the Company will also acquire certain net benefits beginning in fiscal year 2019 from the favorable impacts of the Foreign Derived Intangible Income (“FDII”) section of the Tax Act, partially offset by the unfavorable impacts of the Global Intangible Low-Taxed Income (“GILTI”). Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), will not apply to the Company’s fiscal year 2019 as the Company does not meet the minimum revenue requirements under the BEAT. The Company will continue to evaluate the BEAT to determine whether it will have any significant impact on the Company’s consolidated financial statements in future years.

The Tax Act requires taxpayers to elect an accounting method for expenses allocated to the GILTI calculation. As ASC 740, Income Taxes, does not directly address the accounting for GILTI, the FASB staff concluded that entities must make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During the first quarter of fiscal year 2019, management has made the accounting policy election to account for expenses allocated to the GILTI calculation under the period cost method.

The provision for income taxes was 17.6% and 23.7% of income before income taxes for the three months ended November 30, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impacts of the reduction of the U.S. corporate federal statutory tax rate from 35% to 21% resulting from the Tax Act, which became effective during the second quarter of the Company’s fiscal year 2018. The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2016 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2015 are no longer subject to examination. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2018:
Net sales	$47,791	$38,745	$14,746	$-	$101,282
Income from operations	$11,302	$8,375	$3,741	$(7,017)	$16,401
Depreciation and
amortization expense	$1,131	$672	$70	$52	$1,925
Interest income	$6	$18	$27	$-	$51
Interest expense	$708	$-	$2	$-	$710

November 30, 2017:
Net sales	$46,163	$35,028	$16,406	$-	$97,597
Income from operations	$11,030	$7,836	$4,620	$(6,350)	$17,136
Depreciation and
amortization expense	$1,094	$559	$72	$192	$1,917
Interest income	$1	$119	$13	$-	$133
Interest expense	$839	$-	$2	$-	$841

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided. Therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2018	2017
Maintenance products	$92,468	$88,030
Homecare and cleaning products	8,814	9,567
Total	$101,282	$97,597

Note 15.   Subsequent Events

On December 11, 2018, the Company’s Board of Directors approved a 13% increase in the regular quarterly cash dividend, increasing it from $0.54 per share to $0.61 per share. The $0.61 per share dividend declared on December 11, 2018 is payable on January 31, 2019 to shareholders of record on January 18, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on October 22,  2018.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2018:

•

Consolidated net sales increased $3.7 million for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.1 million on consolidated net sales for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $4.8 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 38% of our consolidated sales for the three months ended November 30, 2018.

•

Consolidated net sales for the WD-40 Specialist product line were $8.4 million which is a 13% increase for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales decreased to 55.1% for the three months ended November 30, 2018 compared to 55.5% for the corresponding period of the prior fiscal year.

•

Consolidated net income increased $0.6 million, or 5%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on consolidated net income for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $0.8 million.

•	Diluted earnings per common share for the three months ended November 30, 2018 were $0.95 versus $0.90 in the prior fiscal year period.

•

Net income and diluted earnings per common share were favorably impacted for the three months ended November 30, 2018 by the U.S. “Tax Cuts and Jobs Act”, which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018.  During the period from September 1, 2018 through November 30, 2018, the Company repurchased 41,184 shares at an average price of $166.60 per share, for a total cost of $6.9 million.

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

Results of Operations

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Net sales:
Maintenance products	$92,468	$88,030	$4,438	5%
Homecare and cleaning products	8,814	9,567	(753)	(8)%
Total net sales	101,282	97,597	3,685	4%
Cost of products sold	45,451	43,400	2,051	5%
Gross profit	55,831	54,197	1,634	3%
Operating expenses	39,430	37,061	2,369	6%
Income from operations	$16,401	$17,136	$(735)	(4)%
Net income	$13,279	$12,630	$649	5%
Earnings per common share - diluted	$0.95	$0.90	$0.05	6%
Shares used in per share calculations - diluted	13,882	14,011	(129)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$47,791	$46,163	$1,628	4%
EMEA	38,745	35,028	3,717	11%
Asia-Pacific	14,746	16,406	(1,660)	(10)%
Total	$101,282	$97,597	$3,685	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$42,418	$39,716	$2,702	7%
Homecare and cleaning products	5,373	6,447	(1,074)	(17)%
Total	$47,791	$46,163	$1,628	4%
% of consolidated net sales	47%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $47.8 million, up $1.6 million, or 4%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $2.7 million, or 7%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 Multi-Use Product in the U.S., which were up $1.7 million or 7% from period to period, primarily due to the success of certain promotional activities which were conducted in the first quarter of fiscal year 2019 as well as higher sales of WD-40 EZ-REACH Flexible Straw product, which was up 50% in the U.S. from period to period. The sales increase in the U.S. was slightly offset by a decrease in sales in Canada and Latin America, which were each down 2% due primarily to the timing of customer orders from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $1.1 million, or 29%, from period to period due to successful promotional programs during the three months ended November 30, 2018. Sales of maintenance products in the Americas segment were also favorably impacted by expanded distribution in the online, industrial and farm trade channels.

Sales of homecare and cleaning products in the Americas decreased $1.1 million, or 17%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the 2000 Flushes and Carpet Fresh brand products in the U.S., which were down 35% and 46%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended November 30, 2018 compared to the distribution for the three months ended November 30, 2017 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$36,945	$33,744	$3,201	9%
Homecare and cleaning products	1,800	1,284	516	40%
Total (1)	$38,745	$35,028	$3,717	11%
% of consolidated net sales	38%	36%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $38.7 million, up $3.7 million, or 11%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended November 30, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $39.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $4.3 million, or 12%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $2.3 million, or 10%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year primarily due to a $2.0 million, or 13%, increase in sales of the WD-40 Multi-Use Product across most markets. This increase in sales was primarily due to a higher level of promotional activities, increased distribution and the timing of customer orders from period to period. Sales from direct markets accounted for 64% of the EMEA segment’s sales for each of the three months ended November 30, 2018 and 2017.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.4 million, or 11%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in Eastern Europe, particularly Russia, which was up 56%, as a result of timing of customer orders and more stable economic conditions in the region. Higher sales in India also contributed to the overall sales increase in the distributor markets primarily due to a higher level of distribution supported by increased brand building activities period over period. The distributor markets accounted for 36% of the EMEA segment’s sales for each of the three months ended November 30, 2018 and 2017.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Maintenance products	$13,105	$14,570	$(1,465)	(10)%
Homecare and cleaning products	1,641	1,836	(195)	(11)%
Total	$14,746	$16,406	$(1,660)	(10)%
% of consolidated net sales	15%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $14.7 million, down  $1.7 million, or 10%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended November 30, 2018 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $15.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.2 million, or 7%, from period to period.

Sales in Asia, which represented 74% of the total sales in the Asia-Pacific segment, decreased $1.1 million, or 9%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $1.2 million, or 13%, primarily attributable to the timing of customer orders from period to period, particularly in Taiwan, Indonesia and Malaysia. Sales in China increased $0.1 million, or 4%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on China sales. On a constant currency basis, sales would have increased by $0.3 million, or 9%, due to successful promotion programs that were conducted during the first quarter of fiscal year 2019.

Sales in Australia decreased $0.6 million, or 13%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have decreased by $0.2 million, or 6%, due to the timing of customer orders and decreased promotional activities from period to period.

Gross Profit

Gross profit increased to $55.8 million for the three months ended November 30, 2018 compared to $54.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.1% for the three months ended November 30, 2018 compared to 55.5% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 2.0 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals in all three segments and in aerosol cans in the Americas and EMEA segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the first quarter of fiscal year 2019 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods.

These unfavorable impacts to gross margin were partially offset by sales price increases in all three segments  over the last twelve months positively impacting gross margin by 1.2 percentage points from period to period. In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.1 percentage point. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Gross margin was also positively impacted by 0.3 percentage points from period to period due to lower warehousing and in-bound freight costs in the Asia-Pacific segment, as well as favorable sales mix changes and other miscellaneous costs from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.1 million and $4.3 million for the three months ended November 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2018 increased $1.5 million, or 5%, to $32.7 million from $31.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses remained relatively constant at 32.3% for the three months ended November 30, 2018 compared to 32.0% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased professional services costs. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.8 million. This increase was primarily due to increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, as well as higher stock-based compensation expense from period to period.  Travel and meeting expenses increased $0.5 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. Professional services costs increased $0.3 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. New product development costs and other miscellaneous expenses also increased by $0.2 million period over period. These increases were slightly offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $0.3 million from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.8 million and $1.7 million for the three months ended November 30, 2018 and 2017, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2018 increased $0.9 million, or 17%, to $6.0 million from $5.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 5.9% for the three months ended November 30, 2018 from 5.2% for the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2019 is expected to be near 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2018 were $4.3 million compared to $5.4 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.3 million and $10.5 million for the three months ended November 30, 2018 and 2017, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended November 30, 2018 and 2017.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2018	2017	Dollars	Percent
Americas	$11,302	$11,030	$272	2%
EMEA	8,375	7,836	539	7%
Asia-Pacific	3,741	4,620	(879)	(19)%
Unallocated corporate (1)	(7,017)	(6,350)	(667)	11%
Total	$16,401	$17,136	$(735)	(4)%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $11.3 million, up $0.3 million, or 2%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $1.6 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Americas segment increased to 54.2% from 53.9% period over period primarily due to sales price increases and a lower level of advertising, promotional and other discounts that we gave to our customers. These unfavorable impacts were significantly offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. The higher sales were accompanied by a $0.7 million increase in total operating expenses period over period, primarily due to a higher level of advertising and sales promotion expenses and increased employee-related expenses, primarily those associated with earned incentive compensation, as well as higher travel and meeting expenses and new product development costs. These increases in operating expenses were partially offset by decreased freight costs associated with shipping products to our customers.  Operating income as a percentage of net sales decreased from 23.9% to 23.6% period over period.

EMEA

Income from operations for the EMEA segment increased to $8.4 million, up $0.5 million, or 7%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $3.7 million increase in sales, which was partially offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased to 56.7% from 58.5% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable sales mix changes. These unfavorable impacts were partially offset by sales price increases. The higher sales were accompanied by a $0.9 million increase in total operating expenses period over period,  primarily due to a higher level of advertising and sales promotion expenses and increased freight costs associated with shipping products to our customers, as well as higher travel and meeting expenses and increased professional services costs. Operating income as a percentage of net sales decreased from 22.4% to 21.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $3.7 million, down $0.9 million, or 19%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year, primarily due to a $1.7 million decrease in sales, which was slightly offset by a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased to 54.2% from 53.7% period over period primarily due to sales price increases and favorable sales mix changes, as well as lower warehousing and in-bound freight costs from period to period. These favorable impacts were significantly offset by increased costs of petroleum-based specialty chemicals and a  higher level of advertising, promotional and other discounts that we gave to our customers from period to period.  Operating expenses remained relatively constant from period to period. Operating income as a percentage of net sales decreased from 28.2% to 25.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2018	2017	Change
Interest income	$51	$133	$(82)
Interest expense	$710	$841	$(131)
Other income	$376	$128	$248
Provision for income taxes	$2,839	$3,926	$(1,087)

Interest Income

Interest income decreased $0.1 million for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year due to a lower level of interest income in the EMEA segment from period to period.

Interest Expense

Interest expense decreased $0.1 million for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility period over period,  partially offset by increased interest expense associated with the $20.0 million Series A Notes which were issued at the end of the first quarter of fiscal year 2018.

Other Income

Other income increased by $0.2 million for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year primarily due to higher foreign currency exchange gains which were recorded from period to period as a result of fluctuations in the foreign currency exchange rates for both the U.S Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 17.6% and 23.7% of income before income taxes for the three months ended November 30, 2018 and 2017, respectively. The decrease in the effective income tax rate from period to period was primarily due to the favorable impacts of the reduction of the U.S. corporate federal statutory tax rate from 35% to 21% resulting from the Tax Act, which became effective during the second quarter of the Company’s fiscal year 2018. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –Item 1, “Notes to Condensed Consolidated Statements” Note 13 – Income Taxes, included in this report.

Net Income

Net income was $13.3 million, or $0.95 per common share on a fully diluted basis, for the three months ended November 30, 2018 compared to $12.6 million, or $0.90 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.2 million on net income for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $0.8 million from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 55% of net sales, our cost of doing business to be at 30% of net sales, and our EBITDA to be above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time as our revenues increase.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2018	2017
Gross margin - GAAP	55%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	37%	36%
EBITDA as a percentage of net sales - non-GAAP (1)	18%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2018	2017
Total operating expenses - GAAP	$39,430	$37,061
Amortization of definite-lived intangible assets	(733)	(729)
Depreciation (in operating departments)	(936)	(865)
Cost of doing business	$37,761	$35,467
Net sales	$101,282	$97,597
Cost of doing business as a percentage
of net sales - non-GAAP	37%	36%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2018	2017
Net income - GAAP	$13,279	$12,630
Provision for income taxes	2,839	3,926
Interest income	(51)	(133)
Interest expense	710	841
Amortization of definite-lived intangible assets	733	729
Depreciation	1,192	1,188
EBITDA	$18,702	$19,181
Net sales	$101,282	$97,597
EBITDA as a percentage of net sales - non-GAAP	18%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $9.0 million for the three months ended November 30, 2018 compared to $12.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $175.0 million unsecured Credit Agreement with Bank of America, which expires on May 13, 2020. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan.  The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 7 – Debt for additional information on these agreements.

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), we reevaluated and changed our indefinite reinvestment assertion for certain of our foreign subsidiaries in May 2018 of fiscal year 2018. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. In the first quarter of fiscal year 2019, we repatriated a portion of our unremitted foreign earnings in the amount of $20.0 million from our U.K. subsidiary and used these funds to repay $20.0 million of outstanding draws on our line of credit.  This repayment on our line of credit was partially offset by $13.1 million in net borrowings made under the autoborrow agreement during the first quarter of fiscal year 2019. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of November 30, 2018, we had a $44.0 million balance of outstanding draws on the revolving credit facility, which was classified as long-term. In addition, we paid $0.4 million in principal payments on our Series A Notes during the first quarter of fiscal year 2019. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2018, we were in compliance with all debt covenants and believe it is unlikely we will fail to

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At November 30, 2018, we had a total of $31.8 million in cash and cash equivalents and short-

term investments.  Although we currently hold a significant amount of debt, primarily due to draws on our credit facility made by our entity in the United States, we do not foresee any ongoing issues with repaying these loans and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2018	2017	Change
Net cash provided by operating activities	$9,009	$12,579	$(3,570)
Net cash used in investing activities	(1,234)	(1,171)	(63)
Net cash used in financing activities	(24,148)	(2,329)	(21,819)
Effect of exchange rate changes on cash and cash equivalents	(919)	771	(1,690)
Net (decrease) increase in cash and cash equivalents	$(17,292)	$9,850	$(27,142)

Operating Activities

Net cash provided by operating activities decreased to $9.0 million for the three months ended November 30, 2018 from $12.6 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2018 was net income of $13.3 million, which increased $0.6 million from period to period. The changes in our working capital from period to period were primarily attributable to higher increases in the trade accounts receivable balance and the timing of payments received from customers from period to period. In the first quarter of fiscal year 2019, trade accounts receivable increased due to higher sales whereas trade accounts receivable remained relatively constant in the first quarter of fiscal year 2018. In addition, the changes in our working capital from period to period were also attributable to a larger overall decrease in accrued payroll and related expenses primarily due to higher earned incentive payouts in the first quarter of fiscal year 2019 compared to the same period of the prior fiscal year and the timing of payrolls from period to period.

Investing Activities

Net cash used in investing activities remained relatively constant at $1.2 million for both the three months ended November 30, 2018 and November 30, 2017.

Financing Activities

Net cash used in financing activities increased $21.8 million to $24.1 million for the three months ended November 30, 2018 from $2.3 million for the corresponding period of the prior fiscal year primarily due to the issuance of $20.0 million in long-term senior notes during the first quarter of fiscal year 2018. No such cash inflow occurred in the first quarter of fiscal year 2019. Also contributing to the increase in total cash outflows was an increase of $3.0 million in treasury stock purchases and a $0.6 million increase in dividends paid from period to period. In addition, there was an increase of $0.7 million in shares withheld to cover taxes upon conversions of equity awards and a $0.4 million repayment on our long-term senior notes during the first quarter of fiscal year 2019 which increased total cash outflows from period to period. These increases in net cash outflows from financing activities were partially offset by a decrease of $3.1 million for repayments on our revolving credit facility from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.2 million for the three months ended November 30, 2018 as compared to an increase in cash of $0.8 million for three months ended November 30, 2017. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2018, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On December 11, 2018, the Company’s Board of Directors approved a 13% increase in the regular quarterly cash dividend, increasing it from $0.54 per share to $0.61 per share. The $0.61 per share dividend declared on December 11, 2018 is payable on January 31, 2019 to shareholders of record on January 18, 2019. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition, accounting for income taxes, valuation of goodwill and impairment of definite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

On September 1, 2018, the Company adopted ASC 606,  “Revenue from Contracts with Customers”, which resulted in a change in accounting principle related to revenue recognition, a critical accounting policy for the Company, effective in the first quarter of fiscal year 2019. For additional information on this change in accounting principle, see Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies; and Note 10 — Revenue Recognition, included in this report.  Except as disclosed therein, there have been no other material changes in our critical accounting policies from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22,  2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22, 2018.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2018, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting. Enhancements were made to the Company’s internal controls over financial reporting, effective beginning on September 1, 2018, due to the implementation of the new revenue guidance under ASC 606. Although the new revenue standard did not have a material impact on the Company’s consolidated financial statements,  the Company did implement changes to its processes related to revenue recognition and the control activities within them.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Commitments and Contingencies, included in this report.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22,  2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 19,  2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through November 30, 2018, the Company repurchased 41,184 shares at a total cost of $6.9 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2018.  All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2018 and October 12, 2018 and between November 16, 2018 and November 30, 2018 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	5,000	$173.04	5,000	$74,134,694
October 1 - October 31	18,000	$161.71	18,000	$71,223,480
November 1 - November 30	18,184	$169.66	18,184	$68,137,976
Total	41,184	$166.60	41,184

a

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Labels Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2019	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer