Form 10-Q
period 2019-02-28
WD 40 CO
filed 2019-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2019 was 13,797,294.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$31,596	$48,866
Short-term investments	224	219
Trade accounts receivable, less allowance for doubtful
accounts of $295 and $340 at February 28, 2019
and August 31, 2018, respectively	75,239	69,025
Inventories	44,207	36,536
Other current assets	8,079	13,337
Total current assets	159,345	167,983
Property and equipment, net	39,475	36,357
Goodwill	95,710	95,621
Other intangible assets, net	12,165	13,513
Deferred tax assets, net	514	511
Other assets	3,066	3,074
Total assets	$310,275	$317,059

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,244	$19,115
Accrued liabilities	19,424	26,240
Accrued payroll and related expenses	9,635	14,823
Short-term borrowings	25,948	23,600
Income taxes payable	824	2,125
Total current liabilities	77,075	85,903
Long-term borrowings	63,379	62,800
Deferred tax liabilities, net	12,148	11,050
Other long-term liabilities	1,788	1,817
Total liabilities	154,390	161,570

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,770,339 and 19,729,774 shares issued at February 28, 2019 and
August 31, 2018, respectively; and 13,820,294 and 13,850,413 shares
outstanding at February 28, 2019 and August 31, 2018, respectively	20	20
Additional paid-in capital	154,394	153,469
Retained earnings	364,116	351,266
Accumulated other comprehensive loss	(28,954)	(27,636)
Common stock held in treasury, at cost ― 5,950,045 and 5,879,361
shares at February 28, 2019 and August 31, 2018, respectively	(333,691)	(321,630)
Total shareholders' equity	155,885	155,489
Total liabilities and shareholders' equity	$310,275	$317,059

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Net sales	$101,335	$101,256	$202,617	$198,853
Cost of products sold	45,177	45,498	90,628	88,898
Gross profit	56,158	55,758	111,989	109,955

Operating expenses:
Selling, general and administrative	30,591	30,437	63,322	61,654
Advertising and sales promotion	5,184	5,212	11,150	10,327
Amortization of definite-lived intangible assets	668	741	1,401	1,470
Total operating expenses	36,443	36,390	75,873	73,451

Income from operations	19,715	19,368	36,116	36,504

Other income (expense):
Interest income	45	131	96	264
Interest expense	(685)	(1,002)	(1,395)	(1,843)
Other income (expense), net	497	(281)	873	(153)
Income before income taxes	19,572	18,216	35,690	34,772
Provision for income taxes	3,666	3,398	6,505	7,324
Net income	$15,906	$14,818	$29,185	$27,448

Earnings per common share:
Basic	$1.15	$1.05	$2.10	$1.95
Diluted	$1.14	$1.05	$2.09	$1.95

Shares used in per share calculations:
Basic	13,828	13,967	13,837	13,972
Diluted	13,857	13,995	13,869	14,003

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Net income	$15,906	$14,818	$29,185	$27,448
Other comprehensive income (loss):
Foreign currency translation adjustment	313	7,827	(1,318)	11,654
Total comprehensive income	$16,219	$22,645	$27,867	$39,102

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	24,062		(2,425)					(2,425)
Stock-based compensation			1,965					1,965
Cash dividends ($0.54 per share)				(7,522)				(7,522)
Acquisition of treasury stock						41,184	(6,863)	(6,863)
Foreign currency translation adjustment					(1,631)			(1,631)
Cumulative effect of change in accounting principle				(324)				(324)
Net income				13,279				13,279
Balance at November 30, 2018	19,753,836	$20	$153,009	$356,699	$(29,267)	5,920,545	$(328,493)	$151,968

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	16,503		(8)					(8)
Stock-based compensation			1,393					1,393
Cash dividends ($0.61 per share)				(8,489)				(8,489)
Acquisition of treasury stock						29,500	(5,198)	(5,198)
Foreign currency translation adjustment					313			313
Cumulative effect of change in accounting principle								-
Net income				15,906				15,906
Balance at February 28, 2019	19,770,339	$20	$154,394	$364,116	$(28,954)	5,950,045	$(333,691)	$155,885

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	32,279		(1,548)					(1,548)
Stock-based compensation			1,777					1,777
Cash dividends ($0.49 per share)				(6,888)				(6,888)
Acquisition of treasury stock						35,250	(3,893)	(3,893)
Foreign currency translation adjustment					3,827			3,827
Cumulative effect of change in accounting principle			189	(128)				61
Net income				12,630				12,630
Balance at November 30, 2017	19,720,517	$20	$151,110	$321,378	$(24,248)	5,739,305	$(302,907)	$145,353

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	8,875		(35)					(35)
Stock-based compensation			1,461					1,461
Cash dividends ($0.54 per share)				(7,598)				(7,598)
Acquisition of treasury stock						61,150	(7,484)	(7,484)
Foreign currency translation adjustment					7,827			7,827
Cumulative effect of change in accounting principle								-
Net income				14,818				14,818
Balance at February 28, 2018	19,729,392	$20	$152,536	$328,598	$(16,421)	5,800,455	$(310,391)	$154,342

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2019	2018
Operating activities:
Net income	$29,185	$27,448
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,825	3,886
Net gains on sales and disposals of property and equipment	(15)	(96)
Deferred income taxes	411	(7,184)
Stock-based compensation	3,358	3,238
Unrealized foreign currency exchange losses	460	284
Provision for bad debts	35	28
Changes in assets and liabilities:
Trade accounts receivable	(6,378)	(7,147)
Inventories	(7,189)	(3,752)
Other assets	5,318	2,539
Accounts payable and accrued liabilities	(5,239)	(260)
Accrued payroll and related expenses	(5,251)	(4,329)
Other long-term liabilities and income taxes payable	(1,294)	6,499
Net cash provided by operating activities	17,226	21,154

Investing activities:
Purchases of property and equipment	(5,006)	(9,247)
Proceeds from sales of property and equipment	124	246
Purchase of intangible assets	-	(175)
Purchases of short-term investments	-	(84,181)
Maturities of short-term investments	-	83,967
Net cash used in investing activities	(4,882)	(9,390)

Financing activities:
Treasury stock purchases	(12,061)	(11,377)
Dividends paid	(16,011)	(14,486)
Proceeds from issuance of common stock	-	215
Proceeds from issuance of long-term senior notes	-	20,000
Repayments of long-term senior notes	(400)	-
Net proceeds (repayments) of revolving credit facility	2,407	(6,780)
Shares withheld to cover taxes upon conversions of equity awards	(2,433)	(1,797)
Net cash used in financing activities	(28,498)	(14,225)
Effect of exchange rate changes on cash and cash equivalents	(1,116)	1,879
Net decrease in cash and cash equivalents	(17,270)	(582)
Cash and cash equivalents at beginning of period	48,866	37,082
Cash and cash equivalents at end of period	$31,596	$36,500

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, which include the Euro and the U.S. Dollar. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges. The Company significantly reduced or eliminated its use of Euro foreign currency forward contracts starting in the second quarter of fiscal year 2019 since the Euro draws that its U.K. subsidiary made on the line of credit with Bank of America in January 2019 reduced the net asset balances held in Euros.   See Note 7 – Debt for additional information on the Euro line of credit.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At February 28, 2019, the Company had a notional amount of $6.3 million outstanding in foreign currency forward contracts, which matured in March 2019. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2019 and 2018. Realized gains related to foreign currency forward contracts were $0.3 million for the three months ended February 28, 2019, while realized net gains and losses for such contracts were not significant for each of the three months ended February 28, 2018.  Realized net gains and losses related to foreign currency forward contracts were not significant for the six months ended February 28, 2019 while realized gains for such contracts were $0.4 million for the six months ended February 28, 2018.  Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2019, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes was approximately $18.7 million as of February 28, 2019, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $19.2 million. During the six months ended February 28, 2019, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance and related amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires additional disclosures to enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition from contracts with customers. On September 1, 2018, the Company adopted ASC 606 on a modified retrospective basis and the Company recognized a reduction of $0.3 million to opening retained earnings as the cumulative effect of adopting the new revenue standard. This adjustment did not have a material impact on the Company’s consolidated financial statements.  See Note 10 – Revenue Recognition for additional information and incremental disclosures related to the adoption of this standard

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and includes expanded disclosure requirements for such costs. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and the guidance may be applied either retrospectively or prospectively. The Company has evaluated the potential impacts of this updated guidance, and it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures. The Company plans to early adopt this new guidance on a prospective basis during the third quarter of fiscal year 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2019. The Company will adopt this new guidance following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, the Company will recognize any cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance will apply only for periods presented that are after the date of adoption and will not affect comparative periods. Management is in the process of a detailed review of the Company’s lease contracts. This review is focused principally on, but not limited to, developing a complete inventory of the Company’s lease contacts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company is in the process of reviewing current accounting policies, business processes, systems and internal controls in order to determine updates that will be needed in support of adopting this new standard. Management expects the adoption of this guidance will have a material impact on the Company's consolidated balance sheets and related disclosures, although it has not yet quantified the impact. Management is currently assessing whether the adoption of this guidance will have a material impact on the consolidated statements of operations and cash flows.

Note 3.  Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Product held at third-party contract manufacturers	$3,122	$2,841
Raw materials and components	4,208	3,692
Work-in-process	552	448
Finished goods	36,325	29,555
Total	$44,207	$36,536

Note 4.  Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Machinery, equipment and vehicles	$18,378	$17,848
Buildings and improvements	17,140	17,100
Computer and office equipment	5,375	5,046
Software	10,170	9,481
Furniture and fixtures	1,914	1,820
Capital in progress	11,598	8,042
Land	3,457	3,453
Subtotal	68,032	62,790
Less: accumulated depreciation and amortization	(28,557)	(26,433)
Total	$39,475	$36,357

At February 28, 2019,  capital in progress on the balance sheet included £5.8 million Pound Sterling ($7.7 million in U.S. Dollars as converted at exchange rates as of February 28, 2019) associated with capital costs related to the purchase of the Company’s new office building and related land, as well as buildout costs in Milton Keynes, England. This new office building will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company has and will continue to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, which is expected to occur late in fiscal year 2019 or early in fiscal year 2020,  the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. For further information, see the Liquidity and Capital Resources section in Part I—Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 5.  Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$85,449	$8,962	$1,210	$95,621
Translation adjustments	9	80	-	89
Balance as of February 28, 2019	$85,458	$9,042	$1,210	$95,710

During the second quarter of fiscal year 2019, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2018. During the fiscal year 2019 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance, including the continued impacts of the “Tax Cuts and Jobs Act”, which was signed into law on December 22, 2017 and became effective beginning January 1, 2018; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value as of the goodwill impairment testing date and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of February 28, 2019.

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

	February 28,	August 31,
	2019	2018
Gross carrying amount	$36,317	$36,122
Accumulated amortization	(24,152)	(22,609)
Net carrying amount	$12,165	$13,513

There has been no impairment charge for the six months ended February 28, 2019 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2019 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$10,644	$2,869	$-	$13,513
Amortization expense	(1,122)	(279)	-	(1,401)
Translation adjustments	-	53	-	53
Balance as of February 28, 2019	$9,522	$2,643	$-	$12,165

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2019	$1,232	$85
Fiscal year 2020	2,060	170
Fiscal year 2021	1,270	169
Fiscal year 2022	1,270	169
Fiscal year 2023	1,024	-
Thereafter	4,716	-
Total	$11,572	$593

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Accrued advertising and sales promotion expenses	$11,322	$11,972
Accrued professional services fees	1,584	1,712
Accrued sales taxes and other taxes	2,053	1,642
Accrued liability forward contract (1)	-	6,893
Other	4,465	4,021
Total	$19,424	$26,240

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

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Accrued incentive compensation	$3,329	$6,719
Accrued payroll	3,920	3,792
Accrued profit sharing	819	2,561
Accrued payroll taxes	1,080	1,236
Other	487	515
Total	$9,635	$14,823

Note 7. Debt

As of February 28, 2019, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November beginning on May 15, 2018 in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November beginning on May 15, 2018. During the six months ended February 28, 2019, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended seven times, most recently on January 22, 2019, (the “Seventh Amendment”), which extended the maturity date of the revolving credit facility from May 13, 2020 to January 22, 2024 and amended the Credit Agreement to add the Company’s U.K. subsidiary as a designated borrower and permit borrowings in both Euros and Pound Sterling. The Seventh Amendment also reduced the revolving commitment from $175.0 million to $125.0 million until March 22, 2019 and to $100.0 million thereafter, as well as established a sublimit for the revolving commitment for borrowing by the Company’s U.K. operating subsidiary in the amount of $50.0 million.

Per the terms of the amended agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto.  In addition, the Credit Agreement features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of

America. Per the terms of the amended agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $10.1 million in net borrowings outstanding under the autoborrow agreement as of February 28, 2019.

The Company assesses its ability and intent to renew the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to renew with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the six months ended February 28, 2019, the Company repaid $20.0 million in short-term borrowings outstanding under the line of credit and drew an additional $15.0 million in short-term borrowings in U.S. Dollars. In January 2019, the Company paid its entire $44.0 million U.S. Dollar balance of long-term outstanding draws in the United States and replaced them with an equivalent amount of draws in Euros and Pound Sterling at its U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of February 28, 2019, the Company had a balance of $60.0 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $45.0 million of this $60.0 million balance was classified as long-term and the remaining $15.0 million as short-term as of February 28, 2019.

Short-term and long-term borrowings consisted of the following (in thousands):

	February 28,	August 31,
	2019	2018
Short-term borrowings:
Revolving credit facility, short-term	$15,000	$20,000
Revolving credit facility, autoborrow feature	10,148	2,800
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	25,948	23,600

Long-term borrowings:
Revolving credit facility	44,979	44,000
Series A Notes	18,400	18,800
Total long-term borrowings	63,379	62,800
Total	$89,327	$86,400

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

As of February 28, 2019, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through February 28, 2019, the Company repurchased 70,684 shares at an average price of $170.60 per share, for a total cost of $12.1 million under this $75.0 million plan.

Note 9.  Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income	$15,906	$14,818	$29,185	$27,448
Less: Net income allocated to
participating securities	(94)	(96)	(181)	(178)
Net income available to common shareholders	$15,812	$14,722	$29,004	$27,270

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Weighted-average common
shares outstanding, basic	13,828	13,967	13,837	13,972
Weighted-average dilutive securities	29	28	32	31
Weighted-average common
shares outstanding, diluted	13,857	13,995	13,869	14,003

For the three months ended February 28, 2019, there were no anti-dilutive stock-based equity awards outstanding. For the six months ended February 28, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 2,164 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

There were no anti-dilutive stock-based equity awards outstanding for the three and six months ended February 28, 2018.

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

As a result of the adoption of ASC 606 and management’s consideration of the factors in the five-step approach, the timing for recognizing revenue has been delayed for certain customers and accelerated for others, particularly for customers in the Company’s Americas segment. Under ASC 606, the timing of revenue recognition is determined when control transfers to our customers, while under the prior revenue recognition guidance, timing of revenue was focused more on the transfer of the risks and rewards. Under the prior revenue recognition guidance, the Company effectively retained the risk of loss until the goods reached the customer as if those customers had designated shipping terms. Under ASC 606, transfer of risks and rewards is just one indicator of whether control has transferred and management determined that revenue, after considering all indicators, is recognized for those customers when goods are shipped or picked up from the Company’s warehouses. The Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance, and management concluded that any differences in financial statement line items are inconsequential to the Company’s consolidated financial statements for both the three and six months ended February 28, 2019.

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

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of February 28, 2019, the Company had a $8.4 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $4.5 million and $8.8 million in rebates as a reduction to sales during the three and six month periods ended February 28, 2019, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. As of February 28, 2019, the Company had a $0.2 million balance in coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $0.1 million and $0.2 million in coupons as a reduction to sales during the three and six month periods ended February 28, 2019, respectively.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of February 28, 2019, the Company had a $0.4 million balance in the allowance for cash discounts and recorded approximately $1.0 million and $2.0 million in cash discounts as a reduction to sales during the three and six month periods ended February 28, 2019, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns was $0.4 million at February 28, 2019, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was $0.1 million at February 28, 2019. In prior periods, the Company recognized a provision for estimated sales returns on a net basis, and as allowed under the modified retrospective approach, the comparative prior period information has not been restated for this change.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.1 million and $1.2 million as of September 1, 2018 and February 28, 2019, respectively. All of the $1.1 million that was included in contract liabilities as of September 1, 2018 was recognized to revenue during the first quarter of fiscal year 2019.

These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of September 1, 2018 and February 28, 2019.

Note 11.  Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.3 million and $0.2 million for the three months ended February 28, 2019 and 2018, respectively, and $0.7 million and $0.5 million for the six months ended February 28, 2019 and 2018, respectively.  Accounts receivable from Tractor Supply were $0.3 million at February 28, 2019 and $0.5 million as of August 31, 2018.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2019,  no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2019.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2019.

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

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must have been completed. During the measurement period, (i) income tax effects of the Tax Act must have been reported if the accounting was completed; (ii) provisional amounts must have been reported for income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined; and (iii) provisional amounts were not required to be reported for income tax effects of the Tax Act for which a reasonable estimate could not be determined. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. During the first quarter of fiscal year 2019, the Company did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018, which was during the Company’s second quarter of fiscal year 2019. Although the Company no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

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

The Tax Act requires taxpayers to elect an accounting method for expenses allocated to the GILTI calculation. As ASC 740, Income Taxes, does not directly address the accounting for GILTI, the FASB staff concluded that entities must make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During the first quarter of fiscal year 2019, management made the accounting policy election to account for expenses allocated to the GILTI calculation under the period cost method.

The provision for income taxes was constant at 18.7% of income before income taxes for each of the three months ended February 28, 2019 and 2018. For the three months ended February 28, 2018, the Company’s  income tax rate was the result of the favorable impacts from the Tax Act which was effective in the second quarter of the Company’ fiscal year 2018.   For the Company’s fiscal year 2019, the Company’s federal statutory tax rate is 21%.  For the three months ended February 28, 2019, the Company’s income tax rate was favorably impacted primarily due to excess tax benefits from settlements of stock-based equity awards during the quarter that are recognized in the provision for income tax.

The provision for income taxes was 18.2% and 21.1% of income before income taxes for the six months ended February 28, 2019 and 2018, respectively.  The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year.  As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2019:
Net sales	$43,897	$40,966	$16,472	$-	$101,335
Income from operations	$9,992	$10,630	$5,143	$(6,050)	$19,715
Depreciation and
amortization expense	$1,132	$644	$71	$53	$1,900
Interest income	$10	$2	$33	$-	$45
Interest expense	$620	$63	$2	$-	$685

February 28, 2018:
Net sales	$44,967	$39,632	$16,657	$-	$101,256
Income from operations	$10,336	$10,532	$5,181	$(6,681)	$19,368
Depreciation and
amortization expense	$1,046	$646	$81	$196	$1,969
Interest income	$-	$118	$13	$-	$131
Interest expense	$999	$-	$3	$-	$1,002

Six Months Ended:
February 28, 2019:
Net sales	$91,688	$79,711	$31,218	$-	$202,617
Income from operations	$21,294	$19,005	$8,884	$(13,067)	$36,116
Depreciation and
amortization expense	$2,263	$1,316	$141	$105	$3,825
Interest income	$16	$20	$60	$-	$96
Interest expense	$1,328	$63	$4	$-	$1,395

February 28, 2018:
Net sales	$91,130	$74,660	$33,063	$-	$198,853
Income from operations	$21,366	$18,368	$9,801	$(13,031)	$36,504
Depreciation and
amortization expense	$2,140	$1,205	$153	$388	$3,886
Interest income	$1	$237	$26	$-	$264
Interest expense	$1,838	$-	$5	$-	$1,843

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Maintenance products	$92,370	$92,319	$184,838	$180,349
Homecare and cleaning products	8,965	8,937	17,779	18,504
Total	$101,335	$101,256	$202,617	$198,853

Note 15. Subsequent Events

On March 19, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on April 30, 2019 to shareholders of record on April 19, 2019.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2019:

•

Consolidated net sales increased $3.8 million for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $4.4 million on consolidated net sales for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $8.2 million from period to period. This unfavorable impact from changes in foreign currency exchange rates significantly came from our EMEA segment, which accounted for 39% of our consolidated sales for the six months ended February 28, 2019.

•

Consolidated net sales for the WD-40 Specialist product line were $16.5 million, which is a 10% increase for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•	Gross profit as a percentage of net sales remained constant at 55.3% for each of the six months ended February 28, 2019 and 2018.

•

Consolidated net income increased $1.7 million to $29.2 million for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.9 million on consolidated net income for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $2.6 million.

•	Diluted earnings per common share for the six months ended February 28, 2019 were $2.09 versus $1.95 in the prior fiscal year period.

•

Net income and diluted earnings per common share were favorably impacted for the six months ended February 28, 2019 due to the U.S. “Tax Cuts and Jobs Act” which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period.

•

Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2018 through February 28, 2019, the Company repurchased 70,684 shares at an average price of $170.60 per share, for a total cost of $12.1 million.

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

Results of Operations

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$92,370	$92,319	$51	-
Homecare and cleaning products	8,965	8,937	28	-
Total net sales	101,335	101,256	79	-
Cost of products sold	45,177	45,498	(321)	(1)%
Gross profit	56,158	55,758	400	1%
Operating expenses	36,443	36,390	53	-
Income from operations	$19,715	$19,368	$347	2%
Net income	$15,906	$14,818	$1,088	7%
Earnings per common share - diluted	$1.14	$1.05	$0.09	9%
Shares used in per share calculations - diluted	13,857	13,995	(138)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$43,897	$44,967	$(1,070)	(2)%
EMEA	40,966	39,632	1,334	3%
Asia-Pacific	16,472	16,657	(185)	(1)%
Total	$101,335	$101,256	$79	-

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$39,202	$39,522	$(320)	(1)%
Homecare and cleaning products	4,695	5,445	(750)	(14)%
Total	$43,897	$44,967	$(1,070)	(2)%
% of consolidated net sales	43%	44%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $43.9 million, down  $1.1 million, or 2%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $0.3 million, or 1%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was driven by lower sales of maintenance products in the U.S., which were down  $0.8 million or 3% from period to period, primarily due to the timing of the rotation of products that periodically occurs in the warehouse club channel and delayed promotions with a key customer. This decrease in sales was partially offset by expanded distribution in the online and industrial trade channels in the U.S. from period to period. The sales decrease in the U.S. was partially offset by an increase in sales in Canada and Latin America, which were up 11% and 4%, respectively, from period to period due primarily to the timing of customer orders and expanded distribution, as well as successful promotional programs which were conducted in the second quarter of fiscal year 2019.  The overall sales decrease of maintenance products in the Americas for the three months ended February 28, 2019 was also offset by increased  sales of the WD-40 Specialist product line, which were up $0.8 million, or 25%, from period to period.

Sales of homecare and cleaning products in the Americas decreased $0.8 million, or 14%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year.  This sales decrease was driven primarily by a decrease in sales of the 2000 Flushes and Spot Shot brand products in the U.S., which were down 27% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined for the three months ended February 28, 2019 compared to the distribution for the three months ended February 28, 2018 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$38,457	$38,021	$436	1%
Homecare and cleaning products	2,509	1,611	898	56%
Total (1)	$40,966	$39,632	$1,334	3%
% of consolidated net sales	41%	39%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $40.9 million, up $1.3 million, or 3%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 28, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $43.4 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $3.8 million, or 10%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Although overall sales in the direct markets remained constant from period to period, sales in the U.K. market increased by $0.5 million.  This was primarily due to higher sales of 1001 Carpet Fresh as a result of the favorable impacts of digital marketing associated with this brand which was partially offset by lower sales of maintenance products. This sales increase in the U.K. was fully offset by lower sales in other regions in the direct markets due entirely to the unfavorable impacts of changes in foreign currency exchange rates from period to period. On a constant currency basis, sales in the other regions in the direct markets would have increased by 3% primarily due to higher sales of the WD-40 EZ REACH Flexible Straw product. Sales from direct markets accounted for 68% of the EMEA segment’s sales for the three months ended February 28, 2019 compared to 70% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.3 million, or 11%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in the Middle East, which were up 29%, as a result of a higher level of promotional activities. In addition, the sales increase in the distributor markets was also attributable to new distribution of WD-40 EZ-REACH Flexible Straw product from period to period. The distributor markets accounted for 32% of the EMEA segment’s total sales for the three months ended February 28, 2019, compared to 30% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$14,711	$14,776	$(65)	-
Homecare and cleaning products	1,761	1,881	(120)	(6)%
Total	$16,472	$16,657	$(185)	(1)%
% of consolidated net sales	16%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $16.5 million, down $0.2 million, or 1%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended February 28, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $17.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.4 million, or 3%, from period to period.

Sales in Asia, which represented 75% of the total sales in the Asia-Pacific segment, increased $0.1 million, or 1%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $0.6 million, or 8%, primarily due to lower sales of WD-40 Specialist from period to period as a result of the timing of customer orders in conjunction with our recent transition to a new manufacturing partner in the region. Sales in China increased $0.7 million, or 19%, from period to period, primarily due to successful promotional programs which were conducted in the second quarter of fiscal year 2019 and increased distribution. Changes in foreign currency exchange rates had an unfavorable impact on sales in China. On a constant currency basis, sales would have increased by $1.0 million, or 26%, from period to period.

Sales in Australia decreased $0.3 million, or 7%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of foreign currency exchange rates. On a constant currency basis, sales would have increased by 1%, from period to period.

Gross Profit

Gross profit increased to $56.2 million for the three months ended February 28, 2019 compared to $55.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.4% for the three months ended February 28, 2019 compared to 55.1% for the corresponding period of the prior fiscal year.

Gross margin was positively impacted by sales price increases in all three segments over the last twelve months positively impacting gross margin by 1.2 percentage points from period to period. In addition, the combined effects of favorable sales mix changes and other miscellaneous costs positively impacted gross margin by 0.6 percentage points This was primarily due to a favorable shift in product mix in the Americas and Asia-Pacific segments.  Gross margin was also positively impacted by 0.4 percentage points due to lower warehousing and in-bound freight costs in the Asia-Pacific segment, as well as favorable changes in foreign currency exchange rates from period to period in the EMEA segment.

These favorable impacts to gross margin were partially offset by 1.2 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals in the Americas and Asia-Pacific segments, as well as increased costs of aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the second quarter of fiscal year 2019 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. In addition, advertising, promotional and other discounts that we give to our customers increased from period to period negatively impacting gross margin by 0.7 percentage point. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.2 million and $4.6 million for the three months ended February 28, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2019 increased $0.2 million, or 1%, to $30.6 million from  $30.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.2% for the three months ended February 28, 2019 from 30.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased professional services costs, and a higher level of expenses associated with travel and meetings.  Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $0.6 million. This increase was primarily due to increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, partially offset by lower earned incentive compensation form period to period.  Professional services costs increased $0.3 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. In addition, travel and meeting expenses increased $0.1 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. These increases were significantly offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $0.8 million from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.5 million and $1.6 million for the three months ended February 28, 2019 and 2018, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsourced suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses remained constant at $5.2 million for each of the three months ended February 28, 2019 and 2018. As a percentage of net sales, these expenses also remained constant at 5.1% for each of the three months ended February 28, 2019 and 2018. Investment in global advertising and sales promotion expenses for fiscal year 2019 is expected to be between 5.5% and 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 28, 2019 were $4.8 million compared to $4.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.0 million and $9.9 million for the three months ended February 28, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended February 28, 2019 and 2018.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$9,992	$10,336	$(344)	(3)%
EMEA	10,630	10,532	98	1%
Asia-Pacific	5,143	5,181	(38)	(1)%
Unallocated corporate (1)	(6,050)	(6,681)	631	9%
Total	$19,715	$19,368	$347	2%

(1)

Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $10.0 million, down $0.3 million, or 3%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $1.1 million decrease in sales, which was partially offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased to 53.2%  from  52.6% period over period. This increase in the gross margin was primarily due to sales price increases and decreased other miscellaneous costs. These favorable impacts were partially offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses remained relatively constant from period to period. Operating income as a percentage of net sales decreased to 22.8%  from 23.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $10.6 million, up $0.1 million, or 1%, for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $1.3 million increase in sales, which was almost completely offset by higher operating expenses and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased to 58.2% from 58.3% period over period primarily due to the increased costs of aerosol cans as well as a  higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were almost completely offset by sales price increases and favorable changes in foreign currency exchange rates. The higher sales were accompanied by a $0.6 million increase in total operating expenses period over period, primarily due to increased headcount and increased freight costs associated with shipping products to our customers. These increases in operating expenses were partially offset by a  lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased to 25.9% from 26.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment remained relatively constant at  $5.1 million for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $0.2 million decrease in sales and slightly higher operating expenses,  which were almost completely offset by a higher gross margin.  As a percentage of net sales, gross profit for the Asia-Pacific segment increased to 54.5% from 53.9% period over period primarily due to sales price increases and favorable sales mix changes, as well as lower manufacturing, warehousing and in-bound freight costs from period to period. These favorable impacts were significantly offset by increased costs of petroleum-based specialty chemicals and aerosol cans and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses remained relatively constant from period to period. Operating income as a percentage of net sales increased to 31.2% from 31.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,
	2019	2018	Change
Interest income	$45	$131	$(86)
Interest expense	$685	$1,002	$(317)
Other income (expense), net	$497	$(281)	$778
Provision for income taxes	$3,666	$3,398	$268

Interest Income

Interest income remained relatively constant for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year.

Interest Expense

Interest expense decreased $0.3 million for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility period over period.

Other Income (Expense), Net

Other income (expense), net changed by $0.8 million for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year primarily due to $0.5 million in net foreign currency exchange gains which were recorded for the three months ended February 28, 2019 compared to $0.3 million in net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling. A significant portion of the foreign currency exchange gains that were recorded for the three months ended February 28, 2019 were related to the large repatriation from our U.K. subsidiary which was transacted during the second quarter of fiscal year 2019.

Provision for Income Taxes

The provision for income taxes was constant at 18.7% of income before income taxes for each of the three months ended February 28, 2019 and 2018.  For the three months ended February 28, 2018, the Company’s income tax rate was the result of the favorable impacts from the Tax Act which was effective in the second quarter of the Company’ fiscal year 2018.   For the Company’s fiscal year 2019, the Company’s federal statutory tax rate is 21%.  For the three months ended February 28, 2019, the Company’s income tax rate was favorably impacted primarily due to excess tax benefits from settlements of stock-based equity awards during the quarter that are recognized in the provision for income tax. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –Item 1, “Notes to Condensed Consolidated Statements” Note 13 – Income Taxes, included in this report.

Net Income

Net income was $15.9 million, or $1.14 per common share on a fully diluted basis, for the three months ended February 28, 2019 compared to $14.8 million, or $1.05 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.7 million on net income for the three months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $1.8 million from period to period.

Six Months Ended February 28, 2019 Compared to Six Months Ended February 28, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$184,838	$180,349	$4,489	2%
Homecare and cleaning products	17,779	18,504	(725)	(4)%
Total net sales	202,617	198,853	3,764	2%
Cost of products sold	90,628	88,898	1,730	2%
Gross profit	111,989	109,955	2,034	2%
Operating expenses	75,873	73,451	2,422	3%
Income from operations	$36,116	$36,504	$(388)	(1)%
Net income	$29,185	$27,448	$1,737	6%
Earnings per common share - diluted	$2.09	$1.95	$0.14	7%
Shares used in per share calculations - diluted	13,869	14,003	(134)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$91,688	$91,130	$558	1%
EMEA	79,711	74,660	5,051	7%
Asia-Pacific	31,218	33,063	(1,845)	(6)%
Total	$202,617	$198,853	$3,764	2%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$81,620	$79,238	$2,382	3%
Homecare and cleaning products	10,068	11,892	(1,824)	(15)%
Total	$91,688	$91,130	$558	1%
% of consolidated net sales	45%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $91.7 million, up $0.6 million, or 1%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $2.4 million, or 3%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of maintenance products in the U.S., which were up $2.0 million or 3% from period to period, primarily due to higher sales of the WD-40 Specialist product line, which were up $1.7 million, or 27%, due to successful promotional programs during the three months ended February 28, 2019.  Sales of WD-40 Multi-Use Product in the U.S. were relatively constant from period to period due to expanded distribution in the online, industrial and farm trade channels, which were completely offset by the timing of the rotation of products that periodically occurs in the warehouse club channel and delayed promotions with a key customer.  Sales of maintenance products also increased in Canada, which were up $0.2 million,  or 5%, primarily due to new distribution and successful promotional programs from period to period. Sales of maintenance products in Latin America remained relatively constant from period to period.

Sales of homecare and cleaning products in the Americas decreased $1.8 million, or 15%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the 2000 Flushes and Spot Shot brand products in the U.S., which were down 32% and 7%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for each of the six months ended February 28, 2019 and 2018.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$75,402	$71,765	$3,637	5%
Homecare and cleaning products	4,309	2,895	1,414	49%
Total	$79,711	$74,660	$5,051	7%
% of consolidated net sales	39%	37%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $79.7 million, up $5.0 million, or 7%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 28, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $82.8 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $8.1 million, or 11%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $2.3 million, or 5%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $1.1 million, or 3%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities, increased distribution and the timing of customer orders from period to period. Also contributing to the overall sales increase in the direct markets were higher sales of 1001 Carpet Fresh, which were up $1.4 million, or 49%, driven by the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 66% of the EMEA segment’s sales for the six months ended February 28, 2019 compared to 67% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $2.7 million, or 11%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in Eastern Europe, particularly Russia, which was up 25%, as a result of the timing of customer orders and more stable economic conditions in the region. Higher sales of WD-40 Multi-Use Product in India also contributed to the overall sales increase in the distributor markets.  This increase was primarily due to a higher level of distribution resulting from increased brand building activities period over period. The distributor markets accounted for 34% of the EMEA segment’s total sales for the six months ended February 28, 2019, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$27,816	$29,346	$(1,530)	(5)%
Homecare and cleaning products	3,402	3,717	(315)	(8)%
Total	$31,218	$33,063	$(1,845)	(6)%
% of consolidated net sales	16%	17%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $31.2 million, down $1.8 million, or 6%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year.  Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the six months ended February 28, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $32.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $0.7 million, or 2%, from period to period.

Sales in Asia, which represented 74% of the total sales in the Asia-Pacific segment, decreased $0.9 million, or 4%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $1.8 million, or 11%, primarily attributable to the timing of customer orders from period to period, particularly in Taiwan, Indonesia and Malaysia. Sales in China increased $0.9 million, or 13%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on China sales. On a constant currency basis, sales would have increased by $1.3 million, or 19%, due to expanded distribution and successful promotion programs that were conducted in the first six months of fiscal year 2019.

Sales in Australia decreased $0.9 million, or 10%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have decreased by $0.2 million, or 2%, due to the timing of customer orders and decreased promotional activities from period to period.

Gross Profit

Gross profit increased to $112.0 million for the six months ended February 28, 2019 compared to $110.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit remained constant at 55.3% for each of the six months ended February 28, 2019 and 2018.

Although gross margin remained constant from period to period, it was positively impacted by 1.2 percentage points from period to period due to sales price increases in all three segments over the last twelve months. In addition, the combined effects of favorable sales mix changes and decreased other miscellaneous costs positively impacted gross margin by 0.4 percentage points. This decrease was primarily due to a favorable shift in product mix in the Americas and Asia-Pacific segments. Gross margin was also positively impacted by 0.3 percentage points from period to period due to lower warehousing and in-bound freight costs in the Asia-Pacific segment, as well as favorable changes in foreign currency exchange rates in the EMEA segment.

These favorable impacts to gross margin were completely offset by various items which had unfavorable impacts to gross margin from period to period. Gross margin was negatively impacted by 1.6 percentage points due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the first half of fiscal year 2019 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. In addition, advertising, promotional and other discounts that we give to our customers increased from period to period negatively impacting gross margin by 0.3 percentage points.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $8.3 million and $8.9 million for the six months ended February 28, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended February 28, 2019 increased $1.7 million, or 3%, to $63.3 million from $61.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 31.3% for the six months ended February 28, 2019 from 31.0% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased professional services costs. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.4 million. This increase was primarily due to increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, as well as higher stock-based compensation expense from period to period. These increases in employee-related costs were slightly offset by lower earned incentive compensation from period to period. Travel and meeting expenses increased $0.6 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. In addition, professional services costs increased $0.6 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Other miscellaneous expenses, the largest of which were related to sales commissions, general office overhead and depreciation expense, increased by $0.3 million period over period. These increases were partially offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $1.2 million from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.3 million for each of the six months ended February 28, 2019 and 2018.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2019 increased $0.8 million, or  8%, to  $11.1 million from $10.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 5.5% for the six months ended February 28, 2019 from 5.2% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.2 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the six months ended February 28, 2019 would have increased $1.0 million compared to the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2019 were $9.1 million compared to $10.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $20.2 million and $20.4 million for the six months ended February 28, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $1.4 million and $1.5 million for the six months ended February 28, 2019 and 2018, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 28,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$21,294	$21,366	$(72)	-
EMEA	19,005	18,368	637	3%
Asia-Pacific	8,884	9,801	(917)	(9)%
Unallocated corporate	(13,067)	(13,031)	(36)	-
Total	$36,116	$36,504	$(388)	(1)%

Americas

Income from operations for the Americas segment decreased to $21.3 million, down $0.1 million, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher operating expenses, which were almost completely offset by a $0.6 million increase in sales and a higher gross margin.  As a percentage of net sales, gross profit for the Americas segment increased to 53.7% from 53.3% period over period primarily due to sales price increases and decreased other miscellaneous costs. These favorable impacts were partially offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. The higher sales were accompanied by a $0.8 million increase in total operating expenses period over period, primarily due to a higher level of advertising and sales promotion expenses and increased employee-related expenses, primarily due to increased headcount and higher earned incentive compensation, as well as higher travel and meeting expenses. These increases in operating expenses were partially offset by decreased freight costs associated with shipping products to our customers. Operating income as a percentage of net sales decreased to 23.2% from 23.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $19.0 million, up $0.6 million, or 3%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $5.0 million increase in sales, which was significantly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased to 57.5% from 58.4% period over period primarily due to the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans, as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases and favorable changes in foreign currency exchange rates from period to period. The higher sales were accompanied by a $1.6 million increase in total operating expenses period over period, primarily due to increased headcount, increased freight costs associated with shipping products to our customers and a higher level of advertising and sales promotion expenses. Operating expenses were also increased from period to period due to a higher level of professional services costs and travel and meeting expenses. Operating income as a percentage of net sales decreased to 23.8% from 24.6% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $8.9 million, down $0.9 million, or 9%, for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $1.8 million decrease in sales, which was slightly offset by a higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased to 54.4% from 53.8% period over period primarily due to sales price increases and favorable sales mix changes, as well as lower manufacturing, warehousing and in-bound freight costs from period to period. These favorable impacts were significantly offset by increased costs of petroleum-based specialty chemicals and aerosol cans a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. Operating expenses remained relatively constant from period to period. Operating income as a percentage of net sales decreased to 28.5% from 29.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28,
	2019	2018	Change
Interest income	$96	$264	$(168)
Interest expense	$1,395	$1,843	$(448)
Other income (expense), net	$873	$(153)	$1,026
Provision for income taxes	$6,505	$7,324	$(819)

Interest Income

Interest income decreased $0.2 million for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year due to a lower level of interest income in the EMEA segment from period to period.

Interest Expense

Interest expense decreased $0.4 million for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility period over period.

Other (Expense) Income, Net

Other (expense) income, net changed by $1.0 million for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the six months ended February 28, 2019 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling. A significant portion of the foreign currency exchange gains that were recorded for the six months ended February 28, 2019 were related to the large repatriations from our U.K. subsidiary which were transacted during the first half of fiscal year 2019.

Provision for Income Taxes

The provision for income taxes was 18.2% and 21.1% of income before income taxes for the six months ended February 28, 2019 and 2018, respectively.  The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year.  As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018.  For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in in a federal statutory tax rate for the year of 21%. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –Item 1, “Notes to Condensed Consolidated Statements” Note 13 – Income Taxes, included in this report.

Net Income

Net income was $29.2 million, or $2.09 per common share on a fully diluted basis, for the six months ended February 28, 2019 compared to $27.4 million, or $1.95 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.9 million on net income for the six months ended February 28, 2019 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $2.6 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Gross margin - GAAP	55%	55%	55%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	34%	34%	36%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	22%	21%	20%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Total operating expenses - GAAP	$36,443	$36,390	$75,873	$73,451
Amortization of definite-lived intangible assets	(668)	(741)	(1,401)	(1,470)
Depreciation (in operating departments)	(962)	(935)	(1,898)	(1,800)
Cost of doing business	$34,813	$34,714	$72,574	$70,181
Net sales	$101,335	$101,256	$202,617	$198,853
Cost of doing business as a percentage
of net sales - non-GAAP	34%	34%	36%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Net income - GAAP	$15,906	$14,818	$29,185	$27,448
Provision for income taxes	3,666	3,398	6,505	7,324
Interest income	(45)	(131)	(96)	(264)
Interest expense	685	1,002	1,395	1,843
Amortization of definite-lived intangible assets	668	741	1,401	1,470
Depreciation	1,232	1,228	2,424	2,416
EBITDA	$22,112	$21,056	$40,814	$40,237
Net sales	$101,335	$101,256	$202,617	$198,853
EBITDA as a percentage of net sales - non-GAAP	22%	21%	20%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $17.2 million for the six months ended February 28, 2019 compared to $21.2 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and cash currently available from our existing $100.0 million unsecured Credit Agreement with Bank of America, which expires on January 22, 2024. To date, we have used the proceeds of the revolving credit facility for our stock repurchases and plan to continue using such proceeds for our general working capital needs and stock repurchases under our board approved share buy-back plan.  The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 7 – Debt for additional information on these agreements.

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), we reevaluated and changed our indefinite reinvestment assertion for certain of our foreign subsidiaries in May 2018 of fiscal year 2018. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. In the first quarter of fiscal year 2019, we repatriated a portion of our unremitted foreign earnings in the amount of $20.0 million from our U.K. subsidiary and used these funds to repay $20.0 million of short-term outstanding draws on our line of credit.  During the second quarter of fiscal year 2019, the Company borrowed an additional $15.0 million on the line of credit in U.S. Dollars which it intends to repay in less than twelve months. Also, during the second quarter of fiscal year 2019, the Company repatriated additional unremitted foreign earnings and paid its entire $44.0 million U.S. Dollar balance of long-term outstanding draws and replaced them with an equivalent amount of draws in Euros and Pound Sterling at our U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of February 28, 2019, we had a $60.0 million balance of outstanding draws on the revolving credit facility, of which $45.0 million was classified as long-term and the remaining $15.0 million was classified as short-term. The net repayments on our line of credit were partially offset by $10.1 million in net borrowings made under the autoborrow agreement in the United States during the first half of fiscal year 2019. In addition, we paid $0.4 million in principal payments on our Series A Notes during the first quarter of fiscal year 2019. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 28, 2019, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At February 28, 2019, we had a total of $31.8 million in cash and cash equivalents and short-term investments.  Although we currently hold a significant amount of debt, primarily due to draws on our credit facility made by our entity in the United States, we do not foresee any ongoing issues with repaying these loans and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2019	2018	Change
Net cash provided by operating activities	$17,226	$21,154	$(3,928)
Net cash used in investing activities	(4,882)	(9,390)	4,508
Net cash used in financing activities	(28,498)	(14,225)	(14,273)
Effect of exchange rate changes on cash and cash equivalents	(1,116)	1,879	(2,995)
Net decrease in cash and cash equivalents	$(17,270)	$(582)	$(16,688)

Operating Activities

Net cash provided by operating activities decreased to $17.2 million for the six months ended February 28, 2019 from $21.2 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2019 was net income of $29.2 million, which increased $1.7 million from period to period. However, changes in our working capital decreased net cash provided by operating activities from period to period, primarily attributable to decreases in other long-term liabilities and income taxes payable in the first six months of fiscal year 2019 as compared to large increases in such balances for the same period of fiscal year 2018.  This change from period to period is due primarily to account balances that were impacted by the Tax Act and timing of income tax payments. In addition, planned increases in inventory levels in the first half of fiscal year 2019, primarily in the Americas segment, also decreased net cash provided by operating activities from period to period

Investing Activities

Net cash provided by operating activities decreased $4.5 million to $4.9 million for the six months ended February 28, 2019 from $9.4 million for the corresponding period of the prior fiscal year. This decrease was primarily due to a decrease of $5.3 million in capital expenditures, primarily related to the £5.3 million purchase of the Company’s new office building located in Milton Keynes, England which was acquired during the second quarter of fiscal year 2018 ($7.4 million in U.S. Dollars as converted at average exchange rates for the six months ended February 28, 2018). No such cash outflow occurred in the first half of fiscal year 2019. However, the Company has and will continue to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment until completion of the buildout, which is expected to occur late in fiscal year 2019 or early in fiscal year 2020.

Financing Activities

Net cash used in financing activities increased $14.3 million to $28.5 million for the six months ended February 28, 2019 from $14.2 million for the corresponding period of the prior fiscal year primarily due to the issuance of $20.0 million in long-term senior notes during the first half of fiscal year 2018. No such cash inflow occurred in the first half of fiscal year 2019.

Also contributing to the increase in total cash outflows was an increase of $1.5 million in dividends paid and an increase of $0.7 million in treasury stock purchases from period to period. In addition, there was an increase of $0.6 million in shares withheld to cover taxes upon conversions of equity awards and a $0.4 million repayment on our long-term senior notes during the first half of fiscal year 2019 which increased total cash outflows from period to period. These increases in net cash outflows from financing activities were partially offset by an increase of $9.2 million in net proceeds on our revolving credit facility from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.1 million for the six months ended February 28, 2019 as compared to an increase in cash of $1.9 million for the six months ended February 28, 2018. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2019, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan.

Dividends

On March 19, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on April 30, 2019 to shareholders of record on April 19, 2019. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2019, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through February 28, 2019, the Company repurchased 70,684 shares at a total cost of $12.1 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2019.  All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2018 and January 14, 2019 and between February 14, 2019 and February 28, 2019 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	8,000	$176.38	8,000	$66,726,787
January 1 - January 31	12,000	$175.21	12,000	$64,624,009
February 1 - February 28	9,500	$177.27	9,500	$62,939,801
Total	29,500	$176.19	29,500

Item 6.  Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)

Seventh Amendment to Credit Agreement dated January 22, 2019 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed January 25, 2019, Exhibit 10(a) thereto.

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

WD-40 COMPANY Registrant

Date: April 9, 2019	By:	/s/ GARRY O. RIDGE
Garry O. Ridge President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer