Form 10-Q
period 2019-05-31
WD 40 CO
filed 2019-07-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-06936

Commission Company Name: WD 40 CO

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001 per share	WDFC	NASDAQ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 3, 2019 was 13,728,723.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$35,741	$48,866
Short-term investments	-	219
Trade accounts receivable, less allowance for doubtful
accounts of $351 and $340 at May 31, 2019
and August 31, 2018, respectively	75,992	69,025
Inventories	43,077	36,536
Other current assets	6,097	13,337
Total current assets	160,907	167,983
Property and equipment, net	41,947	36,357
Goodwill	95,487	95,621
Other intangible assets, net	11,381	13,513
Deferred tax assets, net	497	511
Other assets	3,104	3,074
Total assets	$313,323	$317,059

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,973	$19,115
Accrued liabilities	17,221	26,240
Accrued payroll and related expenses	12,347	14,823
Short-term borrowings	34,880	23,600
Income taxes payable	465	2,125
Total current liabilities	84,886	85,903
Long-term borrowings	61,208	62,800
Deferred tax liabilities, net	11,985	11,050
Other long-term liabilities	1,817	1,817
Total liabilities	159,896	161,570

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,770,339 and 19,729,774 shares issued at May 31, 2019 and
August 31, 2018, respectively; and 13,758,794 and 13,850,413 shares
outstanding at May 31, 2019 and August 31, 2018, respectively	20	20
Additional paid-in capital	154,983	153,469
Retained earnings	373,896	351,266
Accumulated other comprehensive loss	(31,458)	(27,636)
Common stock held in treasury, at cost ― 6,011,545 and 5,879,361
shares at May 31, 2019 and August 31, 2018, respectively	(344,014)	(321,630)
Total shareholders' equity	153,427	155,489
Total liabilities and shareholders' equity	$313,323	$317,059

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

Net sales	$113,989	$107,025	$316,606	$305,878
Cost of products sold	51,906	48,367	142,534	137,265
Gross profit	62,083	58,658	174,072	168,613

Operating expenses:
Selling, general and administrative	31,956	30,082	95,278	91,736
Advertising and sales promotion	6,270	5,501	17,420	15,828
Amortization of definite-lived intangible assets	655	746	2,056	2,216
Total operating expenses	38,881	36,329	114,754	109,780

Income from operations	23,202	22,329	59,318	58,833

Other income (expense):
Interest income	27	107	123	371
Interest expense	(567)	(1,205)	(1,962)	(3,048)
Other (expense) income, net	(45)	66	828	(87)
Income before income taxes	22,617	21,297	58,307	56,069
Provision for income taxes	4,478	5,167	10,983	12,491
Net income	$18,139	$16,130	$47,324	$43,578

Earnings per common share:
Basic	$1.30	$1.15	$3.40	$3.10
Diluted	$1.30	$1.15	$3.39	$3.10

Shares used in per share calculations:
Basic	13,790	13,905	13,821	13,949
Diluted	13,820	13,937	13,853	13,981

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

Net income	$18,139	$16,130	$47,324	$43,578
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,406)	(8,381)	(3,724)	3,273
Total comprehensive income	$15,733	$7,749	$43,600	$46,851

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	24,062		(2,425)					(2,425)
Stock-based compensation			1,965					1,965
Cash dividends ($0.54 per share)				(7,522)				(7,522)
Acquisition of treasury stock						41,184	(6,863)	(6,863)
Foreign currency translation adjustment					(1,631)			(1,631)
Cumulative effect of change in accounting principle				(324)				(324)
Net income				13,279				13,279
Balance at November 30, 2018	19,753,836	$20	$153,009	$356,699	$(29,267)	5,920,545	$(328,493)	$151,968

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	16,503		(8)					(8)
Stock-based compensation			1,393					1,393
Cash dividends ($0.61 per share)				(8,489)				(8,489)
Acquisition of treasury stock						29,500	(5,198)	(5,198)
Foreign currency translation adjustment					313			313
Net income				15,906				15,906
Balance at February 28, 2019	19,770,339	$20	$154,394	$364,116	$(28,954)	5,950,045	$(333,691)	$155,885

Stock-based compensation			589					589
Cash dividends ($0.61 per share)				(8,457)				(8,457)
Acquisition of treasury stock						61,500	(10,323)	(10,323)
Foreign currency translation adjustment					(2,406)			(2,406)
Cumulative effect of change in accounting principle				98	(98)			-
Net income				18,139				18,139
Balance at May 31, 2019	19,770,339	$20	$154,983	$373,896	$(31,458)	6,011,545	$(344,014)	$153,427

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	32,279		(1,548)					(1,548)
Stock-based compensation			1,777					1,777
Cash dividends ($0.49 per share)				(6,888)				(6,888)
Acquisition of treasury stock						35,250	(3,893)	(3,893)
Foreign currency translation adjustment					3,827			3,827
Cumulative effect of change in accounting principle			189	(128)				61
Net income				12,630				12,630
Balance at November 30, 2017	19,720,517	$20	$151,110	$321,378	$(24,248)	5,739,305	$(302,907)	$145,353

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	8,875		(35)					(35)
Stock-based compensation			1,461					1,461
Cash dividends ($0.54 per share)				(7,598)				(7,598)
Acquisition of treasury stock						61,150	(7,484)	(7,484)
Foreign currency translation adjustment					7,827			7,827
Net income				14,818				14,818
Balance at February 28, 2018	19,729,392	$20	$152,536	$328,598	$(16,421)	5,800,455	$(310,391)	$154,342

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	316		(19)					(19)
Stock-based compensation			436					436
Cash dividends ($0.54 per share)				(7,559)				(7,559)
Acquisition of treasury stock						48,606	(6,407)	(6,407)
Foreign currency translation adjustment					(8,381)			(8,381)
Net income				16,130				16,130
Balance at May 31, 2018	19,729,708	$20	$152,953	$337,169	$(24,802)	5,849,061	$(316,798)	$148,542

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2019	2018
Operating activities:
Net income	$47,324	$43,578
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,710	5,849
Net gains on sales and disposals of property and equipment	(72)	(154)
Deferred income taxes	310	(7,025)
Stock-based compensation	3,947	3,674
Unrealized foreign currency exchange gains	(658)	(200)
Provision for bad debts	95	48
Changes in assets and liabilities:
Trade accounts receivable	(8,286)	(6,285)
Inventories	(6,841)	(2,108)
Other assets	7,099	3,137
Accounts payable and accrued liabilities	(8,458)	(1,630)
Accrued payroll and related expenses	(2,297)	(3,328)
Other long-term liabilities and income taxes payable	(1,602)	6,030
Net cash provided by operating activities	36,271	41,586

Investing activities:
Purchases of property and equipment	(8,701)	(10,678)
Proceeds from sales of property and equipment	261	345
Purchase of intangible assets	-	(175)
Purchases of short-term investments	-	(84,540)
Maturities of short-term investments	220	168,651
Net cash (used in) provided by investing activities	(8,220)	73,603

Financing activities:
Treasury stock purchases	(22,384)	(17,784)
Dividends paid	(24,468)	(22,045)
Proceeds from issuance of common stock	-	215
Proceeds from issuance of long-term senior notes	-	20,000
Repayments of long-term senior notes	(800)	(400)
Net proceeds (repayments) of revolving credit facility	11,261	(5,458)
Shares withheld to cover taxes upon conversions of equity awards	(2,433)	(1,817)
Net cash used in financing activities	(38,824)	(27,289)
Effect of exchange rate changes on cash and cash equivalents	(2,352)	(1,644)
Net (decrease) increase in cash and cash equivalents	(13,125)	86,256
Cash and cash equivalents at beginning of period	48,866	37,082
Cash and cash equivalents at end of period	$35,741	$123,338

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, which include the Euro and the U.S. Dollar. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges. The Company significantly reduced or eliminated its use of Euro foreign currency forward contracts starting in the second quarter of fiscal year 2019 since the Euro draws that its U.K. subsidiary made on the line of credit with Bank of America in January 2019 has reduced the net asset balances held in Euros. See Note 7 – Debt for additional information on the Euro line of credit.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At May 31, 2019, the Company had a notional amount of $10.3 million outstanding in foreign currency forward contracts, which matured in June 2019. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2019 and 2018. Realized gains related to foreign currency forward contracts were $0.4 million for the three months ended May 31, 2019, while realized net gains and losses for such contracts were not significant for the three months ended May 31, 2018. Realized net gains and losses related to foreign currency forward contracts were not significant for the nine months ended May 31, 2019 while realized gains for such contracts were $0.4 million for the nine months ended May 31, 2018. Both unrealized and realized net gains and losses are recorded in other (expense) income, net on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2019, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values primarily due to their short-term maturities and are classified as Level 2 within the fair value hierarchy. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value due to the variable nature of underlying interest rates, which generally reflect market conditions and such borrowings are classified as Level 2 within the fair value hierarchy. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes was approximately $19.0 million as of May 31, 2019, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.8 million. During the nine months ended May 31, 2019, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and includes expanded disclosure requirements for such costs. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted and the guidance may be applied either retrospectively or prospectively. The Company early adopted this guidance on a prospective basis during the third quarter of fiscal year 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to optionally allow entities to reclassify stranded tax effects, resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. Since the amendments within this guidance only relate to the reclassification of the income tax effects associated with the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. The Company early adopted this guidance during the third quarter of fiscal year 2019 and reclassified $0.1 million of accumulated other comprehensive income to retained earnings in the period of adoption. This adjustment did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Although early adoption is permitted, the Company has concluded that it will not adopt this guidance early and it will become effective for the Company on September 1, 2019. The Company will adopt this new guidance following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, the Company will recognize any cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance will apply only for periods presented that are after the date of adoption and will not affect comparative periods. Management has substantially completed its detailed review of the Company’s lease contracts. This review has been focused principally on, but not limited to, developing a complete inventory of the Company’s lease contacts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company is in the process of making updates to its accounting policies, business processes, systems and internal controls in support of adopting this new standard. Management expects the adoption of this guidance will have a material impact on the Company's consolidated balance sheets and related disclosures and it expects to complete the quantification of the impact at the end of its fourth quarter of fiscal year 2018. Management is currently assessing whether the adoption of this guidance will have a material impact on the consolidated statements of operations and cash flows.

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Product held at third-party contract manufacturers	$4,837	$2,841
Raw materials and components	4,043	3,692
Work-in-process	751	448
Finished goods	33,446	29,555
Total	$43,077	$36,536

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Machinery, equipment and vehicles	$18,226	$17,848
Buildings and improvements	17,378	17,100
Computer and office equipment	5,407	5,046
Software	10,157	9,481
Furniture and fixtures	1,929	1,820
Capital in progress	14,618	8,042
Land	3,449	3,453
Subtotal	71,164	62,790
Less: accumulated depreciation and amortization	(29,217)	(26,433)
Total	$41,947	$36,357

At May 31, 2019, capital in progress on the balance sheet included £6.4 million Pound Sterling ($8.1 million in U.S. Dollars as converted at exchange rates as of May 31, 2019) associated with capital costs related to the purchase of the Company’s new office building and related land, as well as buildout costs in Milton Keynes, England. This new office building will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company has and will continue to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, which is expected to occur late in fiscal year 2019 or early in fiscal year 2020, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$85,449	$8,962	$1,210	$95,621
Translation adjustments	(15)	(119)	-	(134)
Balance as of May 31, 2019	$85,434	$8,843	$1,210	$95,487

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to February 28, 2019, the date of its most recent annual goodwill impairment test. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	May 31,	August 31,
	2019	2018
Gross carrying amount	$35,837	$36,122
Accumulated amortization	(24,456)	(22,609)
Net carrying amount	$11,381	$13,513

There has been no impairment charge for the nine months ended May 31, 2019 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2019 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$10,644	$2,869	$-	$13,513
Amortization expense	(1,682)	(374)	-	(2,056)
Translation adjustments	-	(76)	-	(76)
Balance as of May 31, 2019	$8,962	$2,419	$-	$11,381

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2019	$616	$40
Fiscal year 2020	2,050	161
Fiscal year 2021	1,259	161
Fiscal year 2022	1,259	161
Fiscal year 2023	1,013	-
Thereafter	4,661	-
Total	$10,858	$523

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Accrued advertising and sales promotion expenses	$10,249	$11,972
Accrued professional services fees	1,383	1,712
Accrued sales taxes and other taxes	1,266	1,642
Accrued liability forward contract (1)	-	6,893
Other	4,323	4,021
Total	$17,221	$26,240

(1)This accrued liability as of August 31, 2018 relates to a foreign currency forward contract that the Company’s U.K. subsidiary entered into with Bank of America to sell U.S. Dollars and receive Pound Sterling. This foreign currency forward contract matured on August 30, 2018, but the settlement of the currencies in the amount of $6.9 million did not occur until September 4, 2018. As a result, as of August 31, 2018, the Company owed Bank of America $6.9 million which was recorded in accrued and other liabilities. Bank of America also owed the Company $6.9 million equivalent in Pound Sterling and this was recorded in other current assets as of August 31, 2018.

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Accrued incentive compensation	$5,351	$6,719
Accrued payroll	3,456	3,792
Accrued profit sharing	1,654	2,561
Accrued payroll taxes	1,385	1,236
Other	501	515
Total	$12,347	$14,823

Note 7. Debt

As of May 31, 2019, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During the nine months ended May 31, 2019, the Company repaid $0.8 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

Pursuant to the Note Agreement, the Company may from time to time offer for sale, in one or a series of transactions, additional senior notes of the Company (the “Shelf Notes”) in an aggregate principal amount of up to $105.0 million. The Shelf Notes will have a maturity date of no more than 15.5 years after the date of original issuance and may be issued no later than November 15, 2020. The Shelf Notes, if issued, would bear interest at a rate per annum as agreed upon amongst the Company and the purchasing parties and would have such other particular terms, as would be set forth in a confirmation of acceptance executed by the purchasing parties prior to the closing of each purchase and sale transaction. To date, the Company has issued no Shelf Notes. Pursuant to the Note Agreement, the Series A Notes and any Shelf Notes (collectively, the "Notes") can be prepaid at the Company’s sole discretion, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being prepaid, together with accrued and unpaid interest thereon as well as an additional make-whole payment with respect to such Notes.

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

Per the terms of the amended agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. In addition, the Credit Agreement features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. Per the terms of the amended agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $14.1 million in net borrowings outstanding under the autoborrow agreement as of May 31, 2019.

The Company assesses its ability and intent to renew the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to renew with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the nine months ended May 31, 2019, the Company repaid $20.0 million in short-term borrowings outstanding under the line of credit and drew an additional $20.0 million in short-term borrowings in U.S. Dollars. In January 2019, the Company paid its entire $44.0 million U.S. Dollar balance of long-

term outstanding draws in the United States and replaced them with an equivalent amount of draws in Euros and Pound Sterling at its U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of May 31, 2019, the Company had a balance of $63.2 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $43.2 million of this $63.2 million balance was classified as long-term and the remaining $20.0 million as short-term as of May 31, 2019.

Short-term and long-term borrowings consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Short-term borrowings:
Revolving credit facility, short-term	$20,000	$20,000
Revolving credit facility, autoborrow feature	14,080	2,800
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	34,880	23,600

Long-term borrowings:
Revolving credit facility	43,208	44,000
Series A Notes	18,000	18,800
Total long-term borrowings	61,208	62,800
Total	$96,088	$86,400

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

Both the Note Agreement and the Credit Agreement require the Company to adhere to the same financial covenants. For the financial covenants, the definition of consolidated EBITDA includes the add back of non-cash stock-based compensation to consolidated net income when arriving at consolidated EBITDA. The terms of the financial covenants are as follows:

•The consolidated leverage ratio cannot be greater than three to one. The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters.

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters.

As of May 31, 2019, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through May 31, 2019, the Company repurchased 132,184 shares at an average price of $169.32 per share, for a total cost of $22.4 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income	$18,139	$16,130	$47,324	$43,578
Less: Net income allocated to
participating securities	(105)	(105)	(286)	(283)
Net income available to common shareholders	$18,034	$16,025	$47,038	$43,295

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Weighted-average common
shares outstanding, basic	13,790	13,905	13,821	13,949
Weighted-average dilutive securities	30	32	32	32
Weighted-average common
shares outstanding, diluted	13,820	13,937	13,853	13,981

For the three months ended May 31, 2019, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,443 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

There were no anti-dilutive stock-based equity awards outstanding for the three and nine months ended May 31, 2018.

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

As a result of the adoption of ASC 606 and management’s consideration of the factors in the five-step approach, the timing for recognizing revenue has been delayed for certain customers and accelerated for others, particularly for customers in the Company’s Americas segment. Under ASC 606, the timing of revenue recognition is determined when control transfers to our customers, while under the prior revenue recognition guidance, timing of revenue was focused more on the transfer of the risks and rewards. Under the prior revenue recognition guidance, the Company effectively retained the risk of loss until the goods reached the customer as if those customers had designated shipping terms. Under ASC 606, transfer of risks and rewards is just one indicator of whether control has transferred. Management determined that revenue, after considering all indicators, is recognized for those customers when goods are shipped or picked up from the Company’s warehouses. The Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance, and management concluded that any differences in financial statement line items are inconsequential to the Company’s consolidated financial statements for both the three and nine months ended May 31, 2019.

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

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of

May 31, 2019, the Company had a $7.0 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $4.6 million and $13.4 million in rebates as a reduction to sales during the three and nine month periods ended May 31, 2019, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. As of May 31, 2019, the Company had a $0.3 million balance in coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $0.2 million and $0.4 million in coupons as a reduction to sales during the three and nine month periods ended May 31, 2019, respectively.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of May 31, 2019, the Company had a $0.5 million balance in the allowance for cash discounts and recorded approximately $1.2 million and $3.2 million in cash discounts as a reduction to sales during the three and nine month periods ended May 31, 2019, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns was $0.4 million at May 31, 2019, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was $0.1 million at May 31, 2019. In prior periods, the Company recognized a provision for estimated sales returns on a net basis, and as allowed under the modified retrospective approach, the comparative prior period information has not been restated for this change.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.1 million and $0.8 million as of September 1, 2018 and May 31, 2019, respectively. All of the $1.1 million that was included in contract liabilities as of September 1, 2018 was recognized to revenue during the nine months ended May 31, 2019. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of September 1, 2018 and May 31, 2019.

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.6 million and $0.4 million for the three months ended May 31, 2019 and 2018, respectively, and $1.3 million and $0.9 million for the nine months ended May 31, 2019 and 2018, respectively. Accounts receivable from Tractor Supply were $0.3 million at May 31, 2019 and $0.5 million as of August 31, 2018.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2019, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Except as disclosed herein, there are no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim or proceeding arising in the ordinary course of business will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2019.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2019.

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

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must have been completed. During the measurement period, (i) income tax effects of the Tax Act must have been reported if the accounting was completed; (ii) provisional amounts must have been reported for income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined; and (iii) provisional amounts were not required to be reported for income tax effects of the Tax Act for which a reasonable estimate could not be determined. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates, as reasonable estimates were determined by management during this period. During the first quarter of fiscal year 2019, the Company did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018, which was during the Company’s second quarter of fiscal year 2019. Although the Company no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

On November 28, 2018 the U.S. Treasury released proposed regulations that specifically address, and are inconsistent with, the Company’s position regarding the interpretation and application of the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. Proposed regulations are subject to the regulatory review process prior to finalization and do not take precedence over enacted law. As such, the Company’s position regarding its interpretation and application of the toll tax did not change. Subsequent to May 31, 2019, these proposed regulations were finalized. See Note 15 – Subsequent Events for additional information on these finalized regulations.

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

The provision for income taxes was 19.8% and 24.3% of income before income taxes for the three months ended May 31, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted by the net benefit received from the application of the GILTI / FDII calculation which was partially offset by the loss of the Domestic Production Activities Deduction.

The provision for income taxes was 18.8% and 22.3% of income before income taxes for the nine months ended May 31, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted by the net benefit received from the application of the GILTI / FDII calculation which was partially offset by the loss of the Domestic Production Activities Deduction.

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

Note 14. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized on the basis of geographical area into the following three segments: the Americas; EMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the operating segments and are reported separate from the Company’s identified segments. The corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs. Also included in corporate overhead costs for fiscal year 2018 were corporate funded advertising and sales promotion expenses focused on increasing the Company’s digital presence and building brand awareness.

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2019:
Net sales	$52,966	$44,548	$16,475	$-	$113,989
Income from operations	$15,418	$9,918	$4,352	$(6,486)	$23,202
Depreciation and
amortization expense	$1,137	$614	$71	$63	$1,885
Interest income	$6	$1	$20	$-	$27
Interest expense	$399	$167	$1	$-	$567

May 31, 2018:
Net sales	$52,999	$39,571	$14,455	$-	$107,025
Income from operations	$15,709	$9,565	$3,298	$(6,243)	$22,329
Depreciation and
amortization expense	$999	$685	$81	$198	$1,963
Interest income	$-	$34	$73	$-	$107
Interest expense	$1,202	$-	$3	$-	$1,205

Nine Months Ended:
May 31, 2019:
Net sales	$144,654	$124,259	$47,693	$-	$316,606
Income from operations	$36,712	$28,923	$13,236	$(19,553)	$59,318
Depreciation and
amortization expense	$3,400	$1,930	$212	$168	$5,710
Interest income	$22	$21	$80	$-	$123
Interest expense	$1,727	$230	$5	$-	$1,962

May 31, 2018:
Net sales	$144,129	$114,231	$47,518	$-	$305,878
Income from operations	$37,075	$27,933	$13,099	$(19,274)	$58,833
Depreciation and
amortization expense	$3,139	$1,890	$234	$586	$5,849
Interest income	$1	$271	$99	$-	$371
Interest expense	$3,040	$-	$8	$-	$3,048

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided. Therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Maintenance products	$104,533	$98,839	$289,371	$279,188
Homecare and cleaning products	9,456	8,186	27,235	26,690
Total	$113,989	$107,025	$316,606	$305,878

Note 15. Subsequent Events

On June 18, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on July 31, 2019 to shareholders of record on July 19, 2019.

On June 14, 2019, the U.S. Treasury released finalized regulations that specifically address, and are inconsistent with, the Company’s position regarding the interpretation and application of the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. On June 14, 2019, the U.S. Treasury released finalized regulations that specifically address, and are inconsistent with, the Company’s position regarding the interpretation and application of the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. These newly finalized regulations do not take precedence over enacted law. The Company is currently assessing its position given these finalized regulations and a change in that position would create a significant unfavorable impact on the Company’s provision for income taxes of between $5.0 million and $7.0 million.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2019:

•Consolidated net sales increased $10.7 million for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $8.0 million on consolidated net sales for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $18.7 million from period to period. This unfavorable impact from changes in foreign currency exchange rates most significantly came from our EMEA segment, which accounted for 39% of our consolidated sales for the nine months ended May 31, 2019.

•Consolidated net sales for the WD-40 Specialist product line were $25.6 million, which is a 10% increase for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•Gross profit as a percentage of net sales decreased to 55.0% for the nine months ended May 31, 2019 compared to 55.1% for the corresponding period of the prior fiscal year.

•Consolidated net income increased $3.7 million to $47.3 million for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on consolidated net income for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $5.2 million.

•Diluted earnings per common share for the nine months ended May 31, 2019 were $3.39 versus $3.10 in the prior fiscal year period.

•Net income and diluted earnings per common share were favorably impacted for the nine months ended May 31, 2019 due to the U.S. “Tax Cuts and Jobs Act” which became effective for the Company on January 1, 2018 and resulted in a lower effective income tax rate from period to period.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2018 through May 31, 2019, the Company repurchased 132,184 shares at an average price of $169.32 per share, for a total cost of $22.4 million.

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

Results of Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$104,533	$98,839	$5,694	6%
Homecare and cleaning products	9,456	8,186	1,270	16%
Total net sales	113,989	107,025	6,964	7%
Cost of products sold	51,906	48,367	3,539	7%
Gross profit	62,083	58,658	3,425	6%
Operating expenses	38,881	36,329	2,552	7%
Income from operations	$23,202	$22,329	$873	4%
Net income	$18,139	$16,130	$2,009	12%
Earnings per common share - diluted	$1.30	$1.15	$0.15	13%
Shares used in per share calculations - diluted	13,820	13,937	(117)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$52,966	$52,999	$(33)	-
EMEA	44,548	39,571	4,977	13%
Asia-Pacific	16,475	14,455	2,020	14%
Total	$113,989	$107,025	$6,964	7%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$48,284	$47,915	$369	1%
Homecare and cleaning products	4,682	5,084	(402)	(8)%
Total	$52,966	$52,999	$(33)	-
% of consolidated net sales	47%	50%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, remained constant at $53.0 million for both the three months ended May 31, 2019 and 2018. Changes in foreign currency exchange rates did not have a material impact on sales for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $0.4 million, or 1%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. This sales increase was driven by higher sales of maintenance products in the U.S., which were up $2.2 million or 6% from period to period, primarily due to higher sales of the WD-40 Specialist product line, which were up $1.0 million, or 30%, due to new distribution and successful promotional programs during the three months ended May 31, 2019. In addition, sales in the U.S. also increased due to successful promotional programs for the WD-40 Multi-Use Product in the third quarter of fiscal year 2019. These increases in sales in the United States were partially offset by lower sales due to the timing of the rotation of products that periodically occurs in the warehouse club channel, as well as certain customers buying product in the third quarter of fiscal year 2018 in advance of a price increase that began in the fourth quarter of fiscal year 2018. The sales increase in the U.S. was significantly offset by a decrease in sales of maintenance products in both Latin America and Canada, which were down 16% and 18%, respectively, from period to period primarily due to certain customers buying product in the third quarter of fiscal year 2018 in advance of price increases which went into effect in the fourth quarter of fiscal year 2018. In addition, sales in Canada were negatively impacted by the timing of customer orders and promotional programs from period to period.

Sales of homecare and cleaning products in the Americas decreased $0.4 million, or 8%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Spot Shot and 2000 Flushes brand products, which were down 10% and 6%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the three months ended May 31, 2019 compared to the distribution for the three months ended May 31, 2018 when 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$41,495	$38,372	$3,123	8%
Homecare and cleaning products	3,053	1,199	1,854	155%
Total (1)	$44,548	$39,571	$4,977	13%
% of consolidated net sales	39%	37%

(1)While the Company’s reporting currency is U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 50% of its sales are generated in Euro and 20% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $44.5 million, up $5.0 million, or 13%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $47.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $7.8 million, or 20%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $4.0 million, or 16%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $3.6 million, or 20%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities and increased distribution of WD-40 EZ-REACH Flexible product from period to period. Also contributing to the overall sales increase in the direct markets was higher sales of 1001 Carpet Fresh, which were up $1.8 million, or 154%, as a result of the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 68% of the EMEA segment’s sales for the three months ended May 31, 2019 compared to 66% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $1.0 million, or 7%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in Eastern Europe, particularly Russia, which was up 60%, as a result of the timing of customer orders and more stable economic conditions in the region. The distributor markets accounted for 32% of the EMEA segment’s total sales for the three months ended May 31, 2019, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$14,753	$12,552	$2,201	18%
Homecare and cleaning products	1,722	1,903	(181)	(10)%
Total	$16,475	$14,455	$2,020	14%
% of consolidated net sales	14%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $16.5 million, up $2.0 million, or 14%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended May 31, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $17.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.6 million, or 18%, from period to period.

Sales in Asia, which represented 75% of the total sales in the Asia-Pacific segment, increased $2.5 million, or 26%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $2.8 million, or 50%, primarily due to higher sales of WD-40 Multi-Use Product in South Korea, Malaysia and the Philippines as a result of various successful promotional programs as well as the timing of customer orders from period to period. Sales in China decreased $0.3 million, or 6%, from period to period, primarily due to the unfavorable impacts of foreign currency exchange rates. On a constant currency basis, sales would have remained constant from period to period.

Sales in Australia decreased $0.5 million, or 11%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year primarily due to the unfavorable impacts of foreign currency exchange rates. On a constant currency basis, sales would have decreased by 3% primarily due to a lower level of promotional activities from period to period.

Gross Profit

Gross profit increased to $62.1 million for the three months ended May 31, 2019 compared to $58.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.5% for the three months ended May 31, 2019 compared to 54.8% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.6 percentage points from period to period due to the combined effects of unfavorable sales mix changes and increases in other miscellaneous costs, primarily in the Americas and EMEA segments from period to period. Gross margin was also negatively impacted by 0.5 percentage points due to increased costs of aerosol cans in the Americas and Asia-Pacific segments, as well as unfavorable net changes in the costs of petroleum-based specialty chemicals in the EMEA and Asia-Pacific segments, from period to period. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher in the third quarter of fiscal year 2019 compared to the corresponding period of the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods.

These unfavorable impacts to gross margin were significantly offset by sales price increases in all three segments over the last twelve months positively impacting gross margin by 1.2 percentage points from period to period. Gross margin was also positively impacted by 0.4 percentage points due to lower manufacturing, warehousing and in-bound freight costs, primarily in the Asia-Pacific segment, as well as favorable changes in foreign currency exchange rates from period to period in the EMEA segment. In addition, advertising, promotional and other discounts that we give to our customers decreased from period to period positively impacting gross margin by 0.2 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.7 million and $4.6 million for the three months ended May 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2019 increased $1.9 million, or 6%, to $32.0 million from $30.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 28.0% for the three months ended May 31, 2019 from 28.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, freight costs, and a higher level of expenses associated with travel and meetings. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $2.4 million. This increase was primarily due to higher earned incentive compensation from period to period, as well as increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year. Freight costs associated with shipping products to our customers increased $0.4 million primarily due to higher sales volumes in the EMEA and Asia-Pacific segments from period to period. Travel and meeting expenses increased $0.2 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. Other miscellaneous expenses, the largest of which were related to sales commissions, professional service costs, and general office overhead, increased by $0.2 million period over period. These increases were partially offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $1.0 million from period to period, as well as a decrease of $0.3 million in new product development costs.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $2.0 million for the three months ended May 31, 2019 and 2018, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsourced suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2019 increased $0.8 million, or 14%, to $6.3 million from $5.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 5.5% for the three months ended May 31, 2019 from 5.1% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.2 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the three months ended May 31, 2019 would have increased $1.0 million compared to the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2019 is expected to be between 5.5% and 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended May 31, 2019 were $5.0 million compared to $5.7 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.3 million and $11.2 million for the three months ended May 31, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended May 31, 2019 and 2018.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$15,418	$15,709	$(291)	(2)%
EMEA	9,918	9,565	353	4%
Asia-Pacific	4,352	3,298	1,054	32%
Unallocated corporate (1)	(6,486)	(6,243)	(243)	(4)%
Total	$23,202	$22,329	$873	4%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas segment decreased to $15.4 million, down $0.3 million, or 2%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher operating expenses, which was partially offset by a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased to 53.3% from 53.0% period over period. This increase in the gross margin was primarily due to sales price increases and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. These favorable impacts were partially offset by unfavorable sales mix changes and other miscellaneous costs, as well as increased costs of aerosol cans from period to period. Operating expenses increased $0.5 million from period to period, primarily due to a higher level of advertising and sales promotion expenses. Operating income as a percentage of net sales decreased to 29.1% from 29.6% period over period.

EMEA

Income from operations for the EMEA segment increased to $9.9 million, up $0.4 million, or 4%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $5.0 million increase in sales, which was significantly offset by higher operating expenses and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased to 55.8% from 57.9% period over period primarily due to unfavorable sales mix changes and other miscellaneous costs, increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases from period to period. The higher sales were accompanied by a $1.6 million increase in total operating expenses period over period, primarily due to higher earned incentive compensation and a higher level of advertising and sales promotion expenses from period to period, as well as increased freight costs associated with shipping products to our customers. Operating income as a percentage of net sales decreased to 22.3% from 24.2% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $4.4 million, up $1.1 million, or 32%, for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $2.0 million increase in sales and a higher gross margin, which were slightly offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased to 54.6% from 53.1% period over period primarily due to lower manufacturing, warehousing and in-bound freight costs, a lower level of advertising, promotional and other discounts that we gave to our customers from period to period, as well as sales price increases. These favorable impacts were partially offset by increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. The higher sales were accompanied by a $0.3 million increase in total operating expenses period over period, primarily due to increased freight costs associated with shipping products to our customers and higher earned incentive compensation from period to period. Operating income as a percentage of net sales increased to 26.4% from 22.8% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2019	2018	Change
Interest income	$27	$107	$(80)
Interest expense	$567	$1,205	$(638)
Other (expense) income, net	$(45)	$66	$(111)
Provision for income taxes	$4,478	$5,167	$(689)

Interest Income

Interest income was not significant for both the three months ended May 31, 2019 and 2018.

Interest Expense

Interest expense decreased $0.6 million for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility and lower interest rates related to draws on this credit facility that are denominated in Euros and Pound Sterling at our U.K. subsidiary.

Other (Expense) Income, Net

Other (expense) income, net was not significant for both the three months ended May 31, 2019 and 2018.

Provision for Income Taxes

The provision for income taxes was 19.8% and 24.3% of income before income taxes for the three months ended May 31, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted by the net benefit received from the application of the GILTI / FDII calculation which was partially offset by the loss of the Domestic Production Activities Deduction. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –Item 1, “Notes to Condensed Consolidated Statements” Note 13 – Income Taxes, included in this report.

Net Income

Net income was $18.1 million, or $1.30 per common share on a fully diluted basis, for the three months ended May 31, 2019 compared to $16.1 million, or $1.15 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.6 million on net income for the three months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased by $2.6 million from period to period.

Nine Months Ended May 31, 2019 Compared to Nine Months Ended May 31, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$289,371	$279,188	$10,183	4%
Homecare and cleaning products	27,235	26,690	545	2%
Total net sales	316,606	305,878	10,728	4%
Cost of products sold	142,534	137,265	5,269	4%
Gross profit	174,072	168,613	5,459	3%
Operating expenses	114,754	109,780	4,974	5%
Income from operations	$59,318	$58,833	$485	1%
Net income	$47,324	$43,578	$3,746	9%
Earnings per common share - diluted	$3.39	$3.10	$0.29	9%
Shares used in per share calculations - diluted	13,853	13,981	(128)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$144,654	$144,129	$525	-
EMEA	124,259	114,231	10,028	9%
Asia-Pacific	47,693	47,518	175	-
Total	$316,606	$305,878	$10,728	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$129,904	$127,153	$2,751	2%
Homecare and cleaning products	14,750	16,976	(2,226)	(13)%
Total	$144,654	$144,129	$525	-
% of consolidated net sales	46%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $144.6 million, up $0.5 million, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Americas segment from period to period. Sales for the nine months ended May 31, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $145.0 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $0.9 million, or 1%, from period to period.

Sales of maintenance products in the Americas segment increased $2.8 million, or 2%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. This sales increase was driven by higher sales of maintenance products in the U.S., which were up $4.3 million or 4% from period to period, primarily due to higher sales of the WD-40 Specialist product line, which were up $2.8 million, or 28%, due to new distribution and successful promotional programs during the nine months ended May 31, 2019. In addition, sales of WD-40 Multi-Use Product also increased in the U.S., due to expanded distribution in the online, industrial and farm trade channels, which was partially offset by the timing of the rotation of products that periodically occurs in the warehouse club channel. The sales increase in the U.S. was significantly offset by a decrease in sales of maintenance products in Latin America and Canada, which were down 6% and 5%, respectively, from period to period primarily due to certain customers buying product in the third quarter of fiscal year 2018 in advance of the price increase which went into effect in the fourth quarter of fiscal year 2018. In addition, sales in Canada were negatively impacted by the timing of customer orders and promotional programs from period to period.

Sales of homecare and cleaning products in the Americas decreased $2.2 million, or 13%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the 2000 Flushes and Spot Shot brand products, which were down 22% and 8%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the nine months ended May 31, 2019, compared to the distribution for the nine months ended May 31, 2018 when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the Europe segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$116,897	$110,137	$6,760	6%
Homecare and cleaning products	7,362	4,094	3,268	80%
Total	$124,259	$114,231	$10,028	9%
% of consolidated net sales	39%	37%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $124.3 million, up $10.0 million, or 9%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $130.1 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $15.8 million, or 14%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $6.4 million, or 8%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $4.6 million, or 9%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities, increased distribution of WD-40 EZ-REACH Flexible product as well as the timing of customer orders from period to period. Also contributing to the overall sales increase in the direct markets were higher sales of 1001 Carpet Fresh, which were up $3.3 million, or 80%, driven by the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 66% of the EMEA segment’s sales for the nine months ended May 31, 2019 compared to 67% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $3.6 million, or 10%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in Eastern Europe, particularly Russia, which was up 35%, as a result of the timing of customer orders and more stable economic conditions in the region. Higher sales of WD-40 Multi-Use Product in India and Northern Europe also contributed to the overall sales increase in the distributor markets. This increase was primarily due to a higher level of distribution resulting from increased brand building activities period over period. The distributor markets accounted for 34% of the EMEA segment’s total sales for the nine months ended May 31, 2019, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$42,569	$41,898	$671	2%
Homecare and cleaning products	5,124	5,620	(496)	(9)%
Total	$47,693	$47,518	$175	-
% of consolidated net sales	15%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $47.7 million, up $0.2 million, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the nine months ended May 31, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $49.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $1.9 million, or 4%, from period to period.

Sales in Asia, which represented 74% of the total sales in the Asia-Pacific segment, increased $1.6 million, or 5%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.0 million, or 4%, primarily attributable to the timing of customer orders and various successful promotional programs in the region, particularly in South Korea, Malaysia and the Philippines. Sales in China increased $0.6 million, or 6%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on China sales. On a constant currency basis, sales would have increased by $1.3 million, or 12%, primarily due to expanded distribution in the e-commerce retail channel and successful promotion programs that were conducted during the first three quarters of fiscal year 2019.

Sales in Australia decreased $1.4 million, or 10%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have decreased by $0.4 million, or 3%, primarily due to decreased promotional activities and the timing of customer orders from period to period.

Gross Profit

Gross profit increased to $174.1 million for the nine months ended May 31, 2019 compared to $168.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 55.0% for the nine months ended May 31, 2018 compared to 55.1% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. Gross margin was also negatively impacted by 0.3 percentage points due to the combined effects of unfavorable sales mix changes and increases in other miscellaneous costs, primarily in the Americas and EMEA segments, from period to period. In addition, advertising, promotional and other discounts that we give to our customers increased from period to period negatively impacting gross margin by 0.1 percentage points.

These unfavorable impacts to gross margin were almost completely offset by sales price increases in all three segments over the last twelve months positively impacting gross margin by 1.2 percentage points from period to period. Gross margin was also positively impacted by 0.3 percentage points due to lower manufacturing, warehousing and in-bound freight costs, primarily in the Asia-Pacific segment, as well as favorable changes in foreign currency exchange rates from period to period in the EMEA segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $13.0 million and $13.5 million for the nine months ended May 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended May 31, 2019 increased $3.6 million, or 4%, to $95.3 million from $91.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.1% for the nine months ended May 31, 2019 from 30.0% for the corresponding period of the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, a higher level of expenses associated with travel and meetings, and increased professional services costs. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $3.8 million. This increase was primarily due to higher earned incentive compensation, increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, as well as higher stock-based compensation expense from period to period. Travel and meeting expenses increased $0.8 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. In addition, professional services costs increased $0.7 million due to increased use of such services from period to period, primarily in the Americas and EMEA segments. Other miscellaneous expenses, the largest of which were related to sales commissions, general office overhead and depreciation expense, increased by $0.5 million period over period. These increases were partially offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $2.2 million from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $5.0 million and $5.3 million for the nine months ended May 31, 2019 and 2018.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2019 increased $1.6 million, or 10%, to $17.4 million from $15.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 5.5% for the nine months ended May 31, 2019 from 5.2% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.5 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the nine months ended May 31, 2019 would have increased $2.1 million compared to the corresponding period of the prior fiscal year. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2019 were $14.1 million compared to $15.8 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $31.5 million and $31.6 million for the nine months ended May 31, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets was $2.1 million and $2.2 million for the nine months ended May 31, 2019 and 2018, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$36,712	$37,075	$(363)	(1)%
EMEA	28,923	27,933	990	4%
Asia-Pacific	13,236	13,099	137	1%
Unallocated corporate	(19,553)	(19,274)	(279)	(1)%
Total	$59,318	$58,833	$485	1%

Americas

Income from operations for the Americas segment decreased to $36.7 million, down $0.4 million, or 1%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher operating expenses, which was significantly offset by a $0.5 million increase in sales and a higher gross margin. As a percentage of net sales, gross profit for the Americas segment increased to 53.6% from 53.2% period over period primarily due to sales price increases and a lower level of advertising, promotional and other discounts that we gave to our customers from period to period. These favorable impacts were partially offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. The higher sales were accompanied by a $1.2 million increase in total operating expenses period over period, primarily due to a higher level of advertising and sales promotion expenses and increased employee-related expenses, primarily due to increased headcount and higher earned incentive compensation, as well as higher travel and meeting expenses. These increases in operating expenses were partially offset by decreased freight costs associated with shipping products to our customers. Operating income as a percentage of net sales decreased to 25.4% from 25.7% period over period.

EMEA

Income from operations for the EMEA segment increased to $28.9 million, up $1.0 million, or 4%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $10.0 million increase in sales, which was significantly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased to 56.8% from 58.2% period over period primarily due to unfavorable sales mix changes and other miscellaneous costs, increased costs of petroleum-based specialty chemicals and aerosol cans, as well as a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were partially offset by sales price increases and favorable changes in foreign currency exchange rates from period to period. The higher sales were accompanied by a $3.1 million increase in total operating expenses period over period, primarily due to higher earned incentive compensation and increased headcount from period to period, as well as increased freight costs associated with shipping products to our customers and a higher level of advertising and sales promotion expenses. Operating expenses were also increased from period to period due to a higher level of professional services costs from period to period. Operating income as a percentage of net sales decreased to 23.3% from 24.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $13.2 million, up $0.1 million, or 1%, for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $0.2 million increase in sales and a higher gross margin, which were significantly offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased to 54.4% from 53.6% period over period primarily due to sales price increases and favorable sales mix changes, as well as lower manufacturing, warehousing and in-bound freight costs from period to period. These favorable impacts were partially offset by increased costs of petroleum-based specialty chemicals and aerosol cans and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. The higher sales were accompanied by a $0.3 million increase in total operating expenses period over period, primarily due to increased freight costs associated with shipping products to our customers, as well as higher earned incentive compensation from period to period. Operating income as a percentage of net sales increased to 27.8% from 27.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2019	2018	Change
Interest income	$123	$371	$(248)
Interest expense	$1,962	$3,048	$(1,086)
Other income (expense), net	$828	$(87)	$915
Provision for income taxes	$10,983	$12,491	$(1,508)

Interest Income

Interest income decreased $0.2 million for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year due to a lower level of interest income in the EMEA segment from period to period.

Interest Expense

Interest expense decreased $1.1 million for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility and lower interest rates related to draws on this credit facility that are denominated in Euros and Pound Sterling at our U.K. subsidiary.

Other Income (Expense), Net

Other income (expense), net changed by $0.9 million for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year primarily due to net foreign currency exchange gains which were recorded for the  nine months ended May 31, 2019 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling. A significant portion of the foreign currency exchange gains that were recorded for the nine months ended May 31, 2019 were related to the large repatriations from our U.K. subsidiary which were transacted during the first half of fiscal year 2019.

Provision for Income Taxes

The provision for income taxes was 18.8% and 22.3% of income before income taxes for the nine months ended May 31, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to the continued impact resulting from the Tax Act and its effect on the Company’s fiscal year tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act is in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted by the net benefit received from the application of the GILTI / FDII calculation which was partially offset by the loss of the Domestic Production Activities Deduction. For additional information on the impacts of the Tax Act on the Company’s provision for income taxes and its consolidated financial statements, see Part I –Item 1, “Notes to Condensed Consolidated Statements” Note 13 – Income Taxes, included in this report.

Net Income

Net income was $47.3 million, or $3.39 per common share on a fully diluted basis, for the nine months ended May 31, 2019 compared to $43.6 million, or $3.10 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on net income for the nine months ended May 31, 2019 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $5.2 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Gross margin - GAAP	54%	55%	55%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	33%	32%	35%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	22%	23%	21%	21%

(1)Percentages may not aggregate to EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on the Company’s consolidated statement of operations are not included as an adjustment to earnings in the EBITDA calculation.

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Total operating expenses - GAAP	$38,881	$36,329	$114,754	$109,780
Amortization of definite-lived intangible assets	(655)	(746)	(2,056)	(2,216)
Depreciation (in operating departments)	(978)	(967)	(2,876)	(2,767)
Cost of doing business	$37,248	$34,616	$109,822	$104,797
Net sales	$113,989	$107,025	$316,606	$305,878
Cost of doing business as a percentage
of net sales - non-GAAP	33%	32%	35%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Net income - GAAP	$18,139	$16,130	$47,324	$43,578
Provision for income taxes	4,478	5,167	10,983	12,491
Interest income	(27)	(107)	(123)	(371)
Interest expense	567	1,205	1,962	3,048
Amortization of definite-lived intangible assets	655	746	2,056	2,216
Depreciation	1,230	1,217	3,654	3,633
EBITDA	$25,042	$24,358	$65,856	$64,595
Net sales	$113,989	$107,025	$316,606	$305,878
EBITDA as a percentage of net sales - non-GAAP	22%	23%	21%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $36.3 million for the nine months ended May 31, 2019 compared to $41.6 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

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

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), we reevaluated and changed our indefinite reinvestment assertion for certain of our foreign subsidiaries in May of fiscal year 2018. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. In the first quarter of fiscal year 2019, we repatriated a portion of our unremitted foreign earnings in the amount of $20.0 million from our U.K. subsidiary and used these funds to repay $20.0 million of short-term outstanding draws on our line of credit. During the second quarter of fiscal year 2019, the Company repatriated additional unremitted foreign earnings from its U.K. subsidiary and paid its entire $44.0 million U.S. Dollar balance of long-term outstanding draws and replaced them with an equivalent amount of draws in Euros and Pound Sterling at our U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the nine months ended May 31, 2019, the Company borrowed an additional $20.0 million on the line of credit in U.S. Dollars which it intends to repay in less than twelve months. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of May 31, 2019, we had a $63.2 million balance of outstanding draws on the revolving credit facility, of which $43.2 million was classified as long-term and the remaining $20.0 million was classified as short-term. In addition, net borrowings made under the autoborrow agreement in the United States were $11.3 million and we paid $0.8 million in principal payments on our Series A Notes during the nine months ended May 31, 2019. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2019, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At May 31, 2019, we had a total of $35.7 million in cash and cash equivalents and short-term investments. Although we currently hold a significant amount of debt, primarily due to draws on our credit facility made by our entity in the United States, we do not foresee any ongoing issues with repaying these loans and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2019	2018	Change
Net cash provided by operating activities	$36,271	$41,586	$(5,315)
Net cash (used in) provided by investing activities	(8,220)	73,603	(81,823)
Net cash used in financing activities	(38,824)	(27,289)	(11,535)
Effect of exchange rate changes on cash and cash equivalents	(2,352)	(1,644)	(708)
Net decrease in cash and cash equivalents	$(13,125)	$86,256	$(99,381)

Operating Activities

Net cash provided by operating activities decreased $5.3 million to $36.3 million for the nine months ended May 31, 2019 from $41.6 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2019 was net income of $47.3 million, which increased $3.7 million from period to period. However, changes in our working capital decreased net cash provided by operating activities from period to period, primarily attributable to decreases in other long-term liabilities and income taxes payable in the first nine months of fiscal year 2019 as compared to large increases in such balances for the same period of fiscal year 2018. This change from period to period is due primarily to account balances that were impacted by the Tax Act and the timing of income tax payments. In addition, planned increases in inventory levels in the first three quarters of fiscal year 2019, primarily in the Americas and EMEA segments, also decreased net cash provided by operating activities from period to period.

Investing Activities

Net cash used in operating activities was $8.2 million for the nine months ended May 31, 2019 compared to net cash provided by investing activities of $73.6 million for the corresponding period of the prior fiscal year. This change was significantly due to net maturities of short-term investments of $84.1 million during the nine months ended May 31, 2018, whereas net maturities of short-term investments during the first three quarters of fiscal year 2019 were insignificant. The $84.1 million of net maturities for the three months ended May 31, 2018 was entirely due to a short-term investment held by our U.K. subsidiary which matured in April 2018 and was not reinvested.

Financing Activities

Net cash used in financing activities increased $11.5 million to $38.8 million for the nine months ended May 31, 2019 from $27.3 million for the corresponding period of the prior fiscal year primarily due to the issuance of $20.0 million in long-term senior notes during the first three quarters of fiscal year 2018. No such cash inflow occurred in the first three quarters of fiscal year 2019. Also contributing to the increase in total cash outflows was an increase of $4.6 million in treasury stock purchases and an increase of $2.4 million in dividends paid from period to period. In addition, there was an increase of $0.6 million in shares withheld to cover taxes upon conversions of equity awards and an increase of $0.4 million in repayments on our long-

term senior notes during the first three quarters of fiscal year 2019, which increased total cash outflows from period to period. These increases in net cash outflows from financing activities were partially offset by an increase of $16.7 million in net proceeds on our revolving credit facility from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.4 million and $1.6 million for the nine months ended May 31, 2019 and 2018, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2019, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan.

Dividends

On June 18, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on July 31, 2019 to shareholders of record on July 19, 2019. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2019, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through May 31, 2019, the Company repurchased 132,184 shares at a total cost of $22.4 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2019. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2019 and April 12, 2019 and between May 17, 2019 and May 31, 2019 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	18,500	$173.21	18,500	$59,735,105
April 1 - April 30	23,000	$167.05	23,000	$55,892,606
May 1 - May 31	20,000	$163.79	20,000	$52,616,409
Total	61,500	$167.84	61,500

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)

Seventh Amendment to Credit Agreement dated January 22, 2019 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed January 25, 2019, Exhibit 10(a) thereto.

10(b)	Contract for Services between WD-40 Company and Michael L. Freeman dated February 1, 2019.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 9, 2019	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer